Form 10-Q
period 2005-09-30
Fidelity National Title Group, Inc.
filed 2005-11-10
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
Commission File Number 1-32630
FIDELITY NATIONAL TITLE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0498599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204

(Address of principal executive offices)	(Zip Code)
(904) 854-8100

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑       NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     As of October 18, 2005, 173,519,647 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2005

Part I: FINANCIAL INFORMATION
Item 1. Condensed Combined Financial Statements
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2005 includes $310,860 and $143,901 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$2,440,306	$2,174,817
Equity securities, at fair value at September 30, 2005 includes $2,331 of pledged equities related to the securities lending program	142,387	115,070
Other long-term investments	22,609	21,219
Short-term investments, at fair value, at September 30, 2005 includes $398,422 and at December 31, 2004 includes $280,351 of pledged short-term investments related to secured trust deposits	739,509	508,383

Total investments	3,344,811	2,819,489
Cash and cash equivalents, at September 30, 2005 includes $301,794 and $151,322 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $195,200 of pledged cash related to secured trust deposits	528,323	268,414
Trade receivables, net of allowance of $12,705 in 2005 and $11,792 in 2004	211,023	145,447
Notes receivable, net of allowance of $1,466 at September 30, 2005 and $1,740 at December 31, 2004. Balances include notes from related parties of $22,800 at September 30, 2005 and December 31, 2004	37,735	39,196
Goodwill	1,074,017	959,600
Prepaid expenses and other assets	349,903	311,730
Title plants	304,885	301,610
Property and equipment, net	158,254	164,916
Due from FNF	—	63,689

	$6,008,951	$5,074,091

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$833,289	$603,705
Notes payable, including $650.0 million of notes payable to FNF at September 30, 2005	657,076	22,390
Reserve for claim losses	1,025,718	980,746
Secured trust deposits	1,004,122	735,295
Deferred tax liabilities	77,536	51,248
Due to FNF	9,740	—

	3,607,481	2,393,384
Minority interests	4,801	3,951
Equity:
Accumulated other comprehensive loss	(72,107)	(42,300)
Investment by FNF	2,468,776	2,719,056

	2,396,669	2,676,756

	$6,008,951	$5,074,091

See Notes to Condensed Combined Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$626,178	$504,356	$1,643,574	$1,491,375
Agency title insurance premiums	779,117	761,712	2,083,317	2,110,142
Escrow and other title related fees	324,910	265,891	868,375	779,910
Interest and investment income	31,636	17,386	77,066	45,549
Realized gains and losses, net	3,583	551	25,505	17,595
Other income	11,461	12,734	31,481	34,307

Total revenue	1,776,885	1,562,630	4,729,318	4,478,878
EXPENSES:
Personnel costs	511,325	429,808	1,415,928	1,267,871
Other operating expenses	248,751	227,119	699,844	640,290
Agent commissions	612,139	595,523	1,617,260	1,651,066
Depreciation and amortization	23,818	24,907	73,207	69,100
Provision for claim losses	103,612	69,495	254,289	194,505
Interest expense	4,669	830	5,393	3,086

Total expenses	1,504,314	1,347,682	4,065,921	3,825,918

Earnings before income taxes and minority interest	272,571	214,948	663,397	652,960
Income tax expense	102,137	78,671	248,774	238,983

Earnings before minority interest	170,434	136,277	414,623	413,977
Minority interest	700	354	1,992	809

Net earnings	$169,734	$135,923	$412,631	$413,168

Pro forma basic and diluted earnings per share	$0.98	$0.78	$2.38	$2.38

Pro forma weighted average shares outstanding, basic and diluted	173,520	173,520	173,520	173,520

See Notes to Condensed Combined Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net earnings	$169,734	$135,923	$412,631	$413,168
Other comprehensive earnings (loss):
Unrealized loss on investments and other financial instruments, net (1)	(23,557)	(2,507)	(23,269)	(22,701)
Reclassification adjustments for (gains) losses included in net earnings (2)	3,452	205	(5,818)	(7,480)

Other comprehensive loss	(20,105)	(2,302)	(29,807)	(30,181)

Comprehensive earnings	$149,629	$133,621	$382,824	$382,987

(1)	Net of income tax (benefit) expense of $(14.4) million and $(1.5) million and $(14.2) million and $(13.9) million for the three months and nine months ended September 30, 2005 and 2004, respectively.

(2)	Net of income tax (benefit) expense of $(2.1) million and $(0.1) million and $3.6 million and $4.6 million for the three months and nine months ended September 30, 2005 and 2004, respectively.
See Notes to Condensed Combined Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

		Accumulated Other
		Comprehensive
	Investment by FNF	Earnings (Loss)	Total Equity
Balance, December 31, 2004	$2,719,056	$(42,300)	$2,676,756

Other comprehensive loss—unrealized loss on investments and other financial instruments	—	(29,807)	(29,807)
Net contribution of Capital	144,664	—	144,664
Dividend to FNF	(807,575)	—	(807,575)
Net earnings	412,631	—	412,631

Balance, September 30, 2005	$2,468,776	$(72,107)	$2,396,669

See Notes to Condensed Combined Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$412,631	$413,168
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	73,207	69,100
Net increase in reserve for claim losses	43,925	16,746
Gain on sales of assets	(25,505)	(17,595)
Minority interest	1,992	809
Change in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(63,312)	(20,443)
Net increase in prepaid expenses and other assets	(3,182)	6,331
Net increase (decrease) in accounts payable, accrued liabilities	9,739	(94,440)
Net increase in income taxes	145,335	293,132

Net cash provided by operating activities	594,830	666,808

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,883,026	1,767,471
Proceeds from maturities of investment securities available for sale	262,008	144,457
Proceeds from sale of assets	40,831	4,440
Cash received as collateral on loaned securities, net	3,026	—
Collections of notes receivable	9,180	3,049
Additions to title plants	(4,065)	(6,414)
Additions to property and equipment	(69,925)	(52,320)
Additions to capitalized software	(4,316)	(385)
Purchases of investment securities available for sale	(2,154,842)	(2,449,912)
Net proceeds (purchases) of short-term investment securities	(232,280)	251,477
Issuance of notes receivable	(7,868)	(4,680)
Acquisitions of businesses, net of cash acquired	(135,438)	(110,812)

Net cash used in investing activities	(410,663)	(453,629)

Cash flows from financing activities:
Borrowings	$650,174	$132
Debt service payments	(18,115)	(26,065)
Dividends paid	(807,575)	(159,600)
Contribution from (distribution to) FNF	144,664	(133,083)

Net cash (used in) provided by financing activities	(30,852)	(318,616)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	153,315	(105,437)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	73,214	164,715

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$226,529	$59,278

See Notes to Condensed Combined Financial Statements

Fidelity National Title Group, Inc. and Subsidiaries
Notes to Condensed Combined Financial Statements
Note A — Basis of Financial Statements
     The unaudited condensed combined financial information included in this report includes the accounts of Fidelity National Title Group, Inc.(“FNT” or the “Company”) and subsidiaries and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s combined financial statements included in its Registration Statement on Form S-1 filed on September 27, 2005.
Description of Business
     As of September 30, 2005, FNT was a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”). On September 26, 2005 FNF received all regulatory approvals required to contribute to FNT all of the legal entities that are combined for presentation in these historical financial statements. Also, on September 26, 2005, FNF declared a dividend to its stockholders of record as of October 6, 2005 which resulted in a distribution of 17.5% (30.4 million shares) of its interest in FNT which represents the title insurance segment of FNF. On October 17, 2005, FNF distributed to its current stockholders 0.175 shares of FNT Class A common stock for each share of FNF common stock held on the record date. FNF beneficially owns 100% of the FNT Class B common stock representing 82.5% of the Company’s outstanding common stock. FNT Class B common stock has ten votes per share while FNT Class A common stock has one vote per share. This resulted in the distribution of approximately 30.4 million Class A common shares and FNF owning 143.1 million Class B common shares. Following the distribution FNF controls 97.9% of the voting rights of FNT.
     Prior to the distribution the Company issued two $250 million intercompany notes payable to FNF, with terms that mirror FNF’s existing $250 million, 7.30% public debentures due in August 2011 and $250 million, 5.25% public debentures due in March 2013. Interest on each note accrues from the last date on which interest was paid on the corresponding FNF note. Proceeds from the issuance of the 2011 public debentures were used by FNF to repay debt incurred in connection with the acquisition of the Company’s subsidiary, Chicago Title, and the proceeds from the 2013 public debentures were used for general corporate purposes. Following the issuance of the intercompany notes, the Company filed a Form S-4 Registration Statement with the SEC, under which the Company proposes to make an exchange offer in which the Company would offer to exchange the outstanding FNF notes for notes the Company would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce the debt under the intercompany notes. On October 17, 2005, the Company also entered into a credit agreement in the amount of $400 million. On October 24, 2005, the Company borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005.
     Fidelity National Title Group, Inc., through its principal subsidiaries, is the largest title insurance company in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. The Company operates its business through a single segment, title and escrow, and does not generate significant revenue outside the United States. Although the Company earns title premiums on residential and commercial sale and refinance real estate transactions, the Company does not separately track its revenues from these various types of transactions.
Principles of Combination and Basis of Presentation
     The accompanying Combined Financial Statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations and allocations of certain FNF corporate assets, liabilities and expenses to the Company. These amounts have been allocated to the Company on a basis that is considered by management to reflect most fairly the utilization of services provided to or the benefit obtained by the Company. Management believes the methods used to allocate these amounts are reasonable. All intercompany profits, transactions and balances between the combined entities have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method. All dollars presented herein are in thousands unless otherwise noted.
Unaudited Proforma Net Earnings Per Share
     Unaudited proforma net earnings per share information for the 2005 and 2004 periods is calculated using the number of outstanding shares of FNT as of October 17, 2005, the distribution date.
Transactions with Related Parties
     The Company’s financial statements reflect transactions with other businesses and operations of FNF, including those being conducted by another FNF subsidiary, Fidelity National Information Services, Inc. (“FIS”).
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions)		(In millions)
Agency title premiums earned	$26.8	$21.1	$69.7	$95.6
Rental income earned	—	1.9	5.0	4.8
Interest revenue	0.3	0.1	0.7	0.3

Total revenue	27.1	23.1	75.4	100.7

Agency title commissions	23.6	18.6	61.3	84.2
Data processing costs	16.7	17.2	41.4	46.3
Corporate services allocated	(8.4)	(12.9)	(26.0)	(49.9)
Title insurance information expense	7.0	7.1	18.1	22.4
Other real-estate related information	4.9	2.5	10.8	7.1
Software expense	2.1	1.4	5.7	4.3
Rental expense	0.9	0.8	2.6	1.9

Total expenses	46.8	34.7	113.9	116.3

Total pretax impact of related party activity	$(19.7)	(11.6)	(38.5)	(15.6)

     Included as a reduction of expenses for all periods are payments from FNF and FIS relating to the provision by FNT of corporate services to FNF and to FIS and its subsidiaries. These corporate services include accounting, internal audit and treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three and nine month periods ended September 30, 2005 and 2004, the Company’s expenses were reduced by $8.4 million, $12.9 million, $26.0 million and $49.9 million related to the provision of these corporate services by the Company to FNF, FIS and its subsidiaries.
     The Company does business with the lender outsourcing solutions segment of FIS. This segment’s services include title agency functions whereby an FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For the three and nine months ended September 30, 2005 and 2004, these FIS operations generated $26.8 million, $21.1 million, $69.7 million and $95.6 million of revenues for the Company, which the Company records as agency title premiums. The Company pays FIS commissions at the rate of 88% of premiums generated, equal to $23.6 million, $18.6 million, $61.3 million and $84.2 million for the three and nine month periods ended September 30, 2005 and 2004, respectively.

     Through June 30, 2005, the Company leased equipment to a subsidiary of FIS. Revenue relating to these leases was $5.0 million for the nine months ended September 30, 2005 and $1.9 million and $4.8 million for the three and nine month periods ended September 30, 2004, respectively.
     The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. For the three and nine month periods ended September 30, 2005 and 2004, the Company’s payments to FIS under these arrangements were $7.7 million, $7.1 million, $20.3 million and $22.4 million, respectively. In addition, since November 2004, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. For the three and nine months ended September 30, 2005, the revenues from these title plant royalties were $0.7 million and $2.2 million. In the first nine months of 2004, there was no royalty agreement in place. In addition, the Company has entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not to re-sell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access or use of its starters and back plant databases by FIS. The Company also does business with additional entities within the information services segment of FIS that provide real estate information to the Company’s operations and the Company recorded expenses of $4.9 million, $2.5 million, $10.8 million and $7.1 million for the three and nine month periods ended September 30, 2005 and 2004, respectively related to these services.
     Included in the Company’s expenses for the three and nine month periods ended September 30, 2005 and 2004 are amounts paid to a subsidiary of FIS for the provision by FIS of IT infrastructure support, data center management and related IT support services. For the three and nine month periods ended September 30, 2005 and 2004, the amounts included in the Company’s expenses to FIS for these services were $16.7 million, $17.2 million, $41.4 million and $46.3 million, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expense of $2.1 million, $1.4 million, $5.7 million and $4.3 million for the three and nine month periods ended September 30, 2005 and 2004, respectively.
     The Company believes the amounts earned by the Company or charged to the Company under each of the foregoing arrangements are fair and reasonable. Although the commission rate paid on the title insurance premiums written by the FIS title agencies was set without negotiation, the Company believes the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, the Company believes that the fees charged to the Company by FIS are at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The IT infrastructure support and data center management services provided to the Company by FIS is priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts the Company earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Notes receivable from FNF, Due from FNF and Notes Payable to FNF to the Company were as follows:

	September 30,	December 31,
	2005	2004
	(In millions)
Notes receivable from FNF	$22.8	$22.8
Due from (to) FNF	(9.7)	63.7
Notes payable to FNF (See Note E)	650.0	—

     The Company has notes receivable from FNF relating to agreements between its title underwriters and FNF. These notes amounted to $22.8 million at September 30, 2005 and December 31, 2004. As of September 30, 2005, these notes bear interest at a rate of 4.66%. The Company earned interest revenue of $0.3 million, $0.1 million, $0.7 million and $0.3 million for the three and nine month periods ended September 30, 2005 and 2004, relating to these notes, respectively.
     The Company is included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. As of September 30, 2005, the Company had recorded a payable to FNF of $9.7 million relating to intercompany activity, including income taxes and at December 31, 2004, the Company had recorded a receivable from FNF relating to overpayment of taxes of $63.7 million.
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Combined Financial Statements from and after the date of acquisition. The Company generally employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation any differences between the fair value of the indentifiable assets and liabilities and the purchase price paid is recorded as goodwill. The acquisitions below were not considered material for pro forma disclosure purposes.
Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110 million in cash.
American Pioneer Title Insurance Company
     On March 22, 2004, FNT acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand. The Company recorded approximately $34.5 million in goodwill and approximately $10.6 million in other intangible assets relating to this transaction.
Note C — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2005, the Company had security loans outstanding with a fair value of $146.2 million included in accounts payable and accrued liabilities and the Company held cash in the amount of $151.3 million as collateral for the loaned securities.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$619,806	$(10,370)	$233,469	$(2,979)	$853,275	$(13,349)
States and political subdivisions	572,242	(5,382)	129,767	(3,124)	702,008	(8,506)
Corporate securities	295,230	(4,073)	239,053	(5,605)	534,283	(9,678)
Equity securities	95,714	(15,515)	31	(39)	95,745	(15,554)

Total temporarily impaired securities	$1,582,992	$(35,340)	$602,320	$(11,747)	$2,185,311	$(47,087)

     A substantial portion of the Company’s unrealized losses relate to its holdings of equity securities. The unrealized losses relating to these securities were caused by market changes that the Company considers to be temporary. Unrealized losses relating to U.S. government, state and political subdivision holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. During the third quarter of 2005, the Company did record an impairment charge on two investments that it considered to be other-than-temporarily impaired, which resulted in a charge of $6.2 million. In the third quarter of 2004, the Company also recorded an impairment charge of $6.9 million.
Note D — Stock Based Compensation Plans
     Certain FNT employees are participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The amounts below are based on allocations of FNF’s stock compensation expense relating to awards given to FNT employees during the historical period.
     The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) effective as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, as reported	$169,734	$135,923	$412,631	$413,168

Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,046	689	5,375	2,020
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,088)	(830)	(5,983)	(3,168)

Pro forma net earnings	$169,692	$135,782	$412,023	$412,020

Pro forma net earnings per share-basic and diluted, as reported	$0.98	$0.78	$2.38	$2.38
Pro forma net earnings per share-basic and diluted, as reported-adjusted for SFAS 123 effects	$0.98	$0.78	$2.37	$2.37
Note E — Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2005	2004
Unsecured note due to FNF, interest payable semiannually at 3.55%, due August, 2008, refinanced October 24, 2005	$150,000	$—
Unsecured note due to FNF, net of discount, interest payable semiannually at 7.3%, due August, 2011	250,000	—
Unsecured note due to FNF, net of discount, interest payable semiannually at 5.25%, due March, 2013	250,000	—
Other promissory notes with various interest rates and maturities	7,076	22,390

	$657,076	$22,390

     Prior to the distribution, on September 30, 2005, the Company issued two $250 million intercompany notes payable to FNF, with terms that mirror FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Proceeds from the issuance of the 2011 public debentures were used by FNF to repay debt incurred in connection with the acquisition of the Company’s subsidiary, Chicago Title, and the proceeds from the 2013 public debentures were used for general corporate purposes. Following the issuance of the intercompany notes, the Company filed a Registration Statement on Form S-4, pursuant to which it proposes to make an exchange offer in which the Company would offer to exchange the outstanding FNF notes for notes the Company would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce the debt under the intercompany notes.
     Subsequent to September 30, 2005, on October 17, 2005, the Company entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender (the “Credit Agreement”), and the other financial institutions party thereto.
     The Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     On October 24, 2005, the Company borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005.
     Principal maturities of notes payable at September 30, 2005, are as follows (dollars in thousands):

2005	$3,923
2006	—
2007	3,153
2008	150,000
2009	—
Thereafter	500,000

$657,076

Note F — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$38	$52
Interest cost	2,087	2,163	296	297
Expected return on assets	(1,959)	(2,113)	—	—
Amortization of prior service cost	—	—	(384)	(676)
Amortization of actuarial loss	2,207	1,751	137	19

Total net periodic (income) expense	$2,335	$1,801	$87	$(308)

	For the Nine Months Ended September 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$114	$155
Interest cost	6,261	6,488	888	959
Expected return on assets	(5,877)	(5,678)	—	—
Amortization of prior service cost	—	—	(1,152)	(2,028)
Amortization of actuarial loss	6,621	5,253	411	248

Total net periodic (income) expense	$7,005	$6,063	$261	$(666)

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2004.
Note G — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
     Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company has petitioned the Supreme Court of Ohio for review. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, have responded to the amended complaint. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. FNT has agreed to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock. The Company has agreed to indemnify FNF in connection with this matter and FNF intends to vigorously defend this action.
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
     The Company gets inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
     In the fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
     The Company recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and will pay a penalty of $5.6 million. The Company also recently entered into similar settlements with 15 other states, in which the Company agreed to refund a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
     The Company has been cooperating and intends to continue to cooperate with the other ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and the Company currently is unable to give any assurance regarding their consequences for the industry or for FNT.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company recently entered into a settlement with the Florida Department of Financial Services under which it agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and pay a fine of $1 million. The other pending inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
     Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General, requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, calculation practices, use of blended rates in multi-state transactions, rebates and referral fees. These inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
     Finally, the California Department of Insurance has recently announced its intent to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York and Colorado insurance regulators have also announced similar inquiries and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
Note H — Subsequent Event
     On October 18, 2005, the date of the distribution, the Company granted 777,500 shares of restricted stock and 2,206,500 stock options to certain employees and directors. These awards vest over a four year period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.
Overview
     We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. We operate our business through a single segment, title and escrow, and do not generate significant revenue outside the United States.
     Prior to October 17, 2005, we were a wholly-owned subsidiary of FNF. On that date, FNF distributed shares of our Class A Common Stock representing 17.5% of our outstanding shares to its stockholders as a dividend. FNF continues to hold shares of our Class B Common Stock representing 82.5% of our outstanding stock and 97.9% of all voting rights of our common stock.
     Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements reflect allocations of certain of our corporate expenses to FNF and FIS. These expenses have been allocated to FNF and FIS on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by those businesses. These expense allocations to FNF and FIS reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who will not be our employees after the distribution but who historically provided services to us. Our historical financial statements do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, we will incur other expenses, not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result, our historical financial statements do not necessarily reflect what our financial position or results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
     Our historical financial statements reflect transactions with other businesses and operations of FNF that were not transferred to us, including those being conducted with FIS. See Note A to our Condensed Combined Financial Statements included herein.

Results of Operations
Comparisons of Three Month and Nine Month Periods ended September 30, 2005 and 2004
Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$626,178	$504,356	$1,643,574	$1,491,375
Agency title insurance premiums	779,117	761,712	2,083,317	2,110,142
Escrow and other title related fees	324,910	265,891	868,375	779,910
Interest and investment income	31,636	17,386	77,066	45,549
Realized gains and losses, net	3,583	551	25,505	17,595
Other income	11,461	12,734	31,481	34,307

Total revenue	1,776,885	1,562,630	4,729,318	4,478,878
EXPENSES:
Personnel costs	511,325	429,808	1,415,928	1,267,871
Other operating expenses	248,751	227,119	699,844	640,290
Agent commissions	612,139	595,523	1,617,260	1,651,066
Depreciation and amortization	23,818	24,907	73,207	69,100
Provision for claim losses	103,612	69,495	254,289	194,505
Interest expense	4,669	830	5,393	3,086

Total expenses	1,504,314	1,347,682	4,065,921	3,825,918

Earnings before income taxes and minority interest	272,571	214,948	663,397	652,960
Income tax expense	102,137	78,671	248,774	238,983

Earnings before minority interest	170,434	136,277	414,623	413,977
Minority interest	700	354	1,992	809

Net earnings	$169,734	$135,923	$412,631	$413,168

     Total revenues for the third quarter of 2005 increased $214.3 million or 13.7% to $1,776.9 million. Total revenues for the first nine months of 2005 increased $250.4 million to $4,729.3 million.
     Total title insurance premiums for the three and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations	$626,178	44.6%	$504,356	39.8%	$1,643,574	44.1%	$1,491,375	41.4%
Title premiums from agency operations	779,117	55.4%	761,712	60.2%	2,083,317	55.9%	2,110,142	58.6%

Total	$1,405,295	100.0%	$1,266,068	100.0%	$3,726,891	100.0%	$3,601,517	100.0%

     Title insurance premiums increased 11.0% to $1,405.3 million in the third quarter of 2005 as compared with the third quarter of 2004. The increase was made up of a $121.8 million or 24.2% increase in direct premiums and a $17.4 million or 2.3% increase in premiums from agency operations. The increased level of direct title premiums is the result of an increase in closed order levels during the current year quarter as compared to the prior year period and we also experienced an increase in the average fee per file as compared with the prior year. The increase in closed order levels reflects an increased refinance market and a strong, stable purchase market. The increase in fee per file is the result of the stronger purchase market in 2005 as compared with the third quarter of 2004, as purchase transactions typically have higher fees, as well as the appreciation of home prices over the past year. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2 million. The increase in agency premiums as compared to an increase in direct premiums has a much smaller effect on profitability as our margins as a percentage of premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to agency business.
     Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the third quarters of 2005 and 2004 fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $324.9 million and $265.9 million for the third quarters of 2005 and 2004, respectively and $868.4 million and $779.9 million for the first nine months of 2005 and 2004, respectively.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2005 was $31.6 million, compared with $17.4 million in the third quarter of 2004, an increase of $14.3 million, or 82.0%. The increase in interest and investment income in the third quarter and first nine months of 2005 is due primarily to an increase in the short-term investment and fixed income asset base during the current year periods compared to the prior year and the increasing interest rate environment.
     Net realized gains for the third quarter were $3.6 million compared with net realized gains of $0.6 million for the corresponding period of the prior year. The increase was primarily the result of capital gains realized on a number of securities sold during the third quarter of 2005, which were offset by charges of approximately $6.9 million relating to the other than temporary impairment of two investments. The prior year quarter also had other than temporary impairment charges of approximately $6.2 million. Net realized gains for the first nine months of 2005 were $25.5 million as compared to $17.6 million for the same period of the prior year.
     Personnel costs include base salaries, commissions, benefits and bonuses paid to employees are one of our most significant operating expenses. Personnel costs totaled $511.3 million and $429.8 million for the third quarters of 2005 and 2004, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 53.8% in the third quarter of 2005, and 55.8% for the third quarter of 2004. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 56.4% for the first nine months of 2005, and 55.8% for the first nine months of 2004. Personnel costs have increased in the current period primarily due to a recent trend in salary increases relating to increased competition for top employees and the strong real estate environment.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $248.8 million and $227.1 million for the third quarter of 2005 and 2004, respectively and $699.8 million and $640.3 million for the first nine months of 2005 and 2004, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$779,117	100.0%	$761,712	100.0%	$2,083,317	100.0%	$2,110,142	100.0%
Agent commissions	612,139	78.6%	595,523	78.2%	1,617,260	77.6%	1,651,066	78.2%

Net	$166,978	21.4%	$166,189	21.8%	$466,057	22.4%	$459,076	21.8%

     Net margin from agency title insurance premiums in the 2005 nine month period compared with 2004 increased as a percentage of total agency premiums due to the Company writing a higher percentage of policies in states where we pay lower commission rates.
     Depreciation and amortization was $23.8 million in the third quarter of 2005 as compared to $24.9 million in the third quarter of 2004 and $73.2 million in the nine month period of 2005 as compared to $69.1 million in the 2004 nine month period.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The claim loss provision for title insurance was $103.6 million in the third quarter of 2005 as compared to $69.5 million in the third quarter of 2004. Our claim loss provision as a percentage of total title premiums was 7.4% and 5.5% in the third quarter of 2005 and 2004, respectively. The increase is attributable to higher than expected loss development, especially for individually significant claims, and a return to a more normalized environment with the volume of resale transactions exceeding the refinance transactions.
     Interest expense was $4.7 million and $0.8 million in the third quarter of 2005 and 2004, respectively. The increase of $3.9 million relates primarily to an increase in average borrowings as compared to the prior year including the $650 million borrowed from FNF during the third quarter of 2005. Interest expense was $5.4 million and $3.1 million for the first nine months of 2005 and 2004, respectively.
     Income tax expense as a percentage of earnings before income taxes was 37.5% for the third quarter of 2005 and 36.6% for the third quarter of 2004. Income tax expense as a percentage of earnings before income taxes was 37.5% for the first nine months of 2005 and 36.6% for the first nine months of 2004. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Net earnings were $169.7 million and $135.9 million for the third quarters of 2005 and 2004, respectively and $412.6 million and $413.2 million for the first nine months of 2005 and 2004, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions and dividends on our common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the daily needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.
     Our insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our investment portfolio in relation to our claim loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we will receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements will be paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2004, $1,731.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2005, our first tier title subsidiaries can pay or make distributions to us of approximately $89.1 million without prior regulatory approval. Our underwritten title companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     In the third quarter of 2005, we paid a cash dividend to FNF in the amount of $145 million. This dividend required prior regulatory approval, which was obtained. In August 2005 one of our subsidiaries that is not subject to regulatory limitations on dividend payments paid a dividend to FNF in the form of a promissory note having a principal amount of $150 million which was paid off in October 2005, using proceeds from the Company’s new credit agreement.
Financing
     Prior to the distribution, on September 30, 2005, we issued two $250 million intercompany notes payable to FNF, with terms that mirror FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Interest on each mirror note accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The mirror notes mature on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, we must repay the corresponding mirror note. Following issuance of the intercompany notes, we filed a Registration Statement on Form S-4, pursuant to which we propose to make an exchange offer in which we would offer to exchange the outstanding FNF notes for notes we would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce the debt under the intercompany notes. We also entered into a credit agreement in the amount of $400 million. On October 24, 2005, we borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of our subsidiaries to FNF in August 2005.
     Subsequent to September 30, 2005, on October 17, 2005, the Company entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto.
     The Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association LIBOR rate plus a margin of between .35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     On October 24, 2005, the Company borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005.
     We have agreed that, without FNF’s consent, we will not issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if after giving effect to the issuances and considering all of the shares of our capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate our results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by us or would not be able, if it so desired, to distribute the rest of our stock it holds to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of our outstanding common stock.
Off-Balance Sheet Arrangements
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Combined Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2005 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in Form S-1 filed on September 27, 2005.
Recent Accounting Pronouncements
     In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments be recognized in FNT’s financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. We had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is not significant.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Form S-1 filed on September 27, 2005.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.
     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
     Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company has petitioned the Supreme Court of Ohio for review. The Company intends to vigorously defend the actions.

     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that the FNF’s directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. FNF and the directors and executive officers named as defendants filed Motions to Dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended Complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, have responded to the amended complaint. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorney generals. FNT has agreed to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock. FNF intends to vigorously defend this action.
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
     We get inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.
     In the fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
     We recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which we refer to as captive reinsurance arrangements. Under the terms of the settlement, we will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and we will pay a penalty of $5.6 million. We also recently entered into similar settlements with 15 other states, in which we agreed to refund a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of us regarding these matters.
     We have been cooperating and intend to continue to cooperate with the other ongoing investigations. We have discontinued all captive reinsurance arrangements. The total amount of premiums we ceded to reinsurers was approximately $10 million over the existence of these agreements. The remaining investigations are continuing and we are currently unable to give any assurance regarding their consequences for the industry or for us.
     Additionally, we have received inquiries from regulators about our business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which we have participated in forming as joint ventures with our company. These inquiries have focused on whether the placement of title insurance with us through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, we participate in these affiliated business arrangements in a number of states. We recently entered into a settlement with the Florida Department of Financial Services under which we agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and pay a fine of $1 million. The other pending inquiries are at an early stage and as a result we can give no assurance as to their likely outcome.
     Since 2004, our subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General, requesting information about our arrangements with agents and customers and other matters relating to, among other things, rates, calculation practices, use of blended rates in multi-state transactions, rebates and referral fees. These inquiries are at an early stage and as a result we can give no assurance as to their likely outcome.
     Finally, the California Department of Insurance has recently announced its intent to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York and Colorado insurance regulators have also announced similar inquiries and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 6, 2005, the Company filed a Form S-1 registration statement with the SEC (Registration No. 333-126402) for distribution of shares representing 17.5% of the outstanding common stock of the Company as a dividend to the shareholders of its parent FNF. This distribution was completed on October 17, 2005. Because this was not an offering for cash, there were no proceeds to the Company from the distribution of shares. The amount of expenses incurred in connection with the distribution was approximately $1.8 million.
Item 6. Exhibits
     (a) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation dated October 12, 2005. Incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 19, 2005 as Exhibit 3.1.
3.2	Amended and Restated Bylaws of the Registrant.*
10.1	Separation Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.2	Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.3	Reverse Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.4	Tax Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.5	Employee Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.6	Registration Rights Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.7	Intellectual Property Cross License Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.8	Sublease Agreement dated September 27, 2005 between FNF and the Registrant.**
10.9	Assignment, Assumption and Novation Agreement dated September 27, 2005 between FNF and the Registrant.**
10.10	Corporate Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.11	Reverse Corporate Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.12	Starters Repository Access Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.13	Back Plant Repository Access Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.14	License and Services Agreement dated September 27, 2005 between FIS and the Registrant.**
10.15	Lease Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.16	Master Information Technology Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.17	SoftPro Software License Agreement dated September 27, 2005 between Fidelity National Information Solutions, Inc. and the Registrant.**
10.18	7.30% Mirror Note due 2011.**
10.19	5.25% Mirror Note due 2013.**
10.20	Tax Sharing Agreement dated June 17, 1998 among Chicago Title Corporation, Chicago Title and Trust Company, Chicago Title Insurance Company, Ticor Title Insurance Company and Security Union Title Insurance Company.***
10.21	Tax Sharing Agreement dated May 13, 2004 among Chicago Title and Trust Company, Chicago Title Insurance Company of Oregon and FNF.***
10.22	Tax Sharing Agreement dated August 20, 2004 among Chicago Title and Trust Company, Ticor Title Insurance Company of Florida and FNF.***
10.23	Tax Sharing Agreement dated January 31, 2005 among Alamo Title Holding Company, Alamo Title Insurance Company and FNF.***
10.24	Tax Allocation Agreement dated December 13, 1999 among Fidelity National Title Insurance Company (as successor in interest by merger with Fidelity National Title Insurance Company of New York), Nations Title Insurance Company of New York, Inc., and FNF.***
10.25	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Company.***
10.26	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.27	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.28	Issuing Agency Contract dated as of August 9, 2004 between Chicago Title Insurance Company and LSI Alabama, LLC.***
10.29	Issuing Agency Contract dated as of February 8, 2005 between Chicago Title Insurance Company and LSI Title Company of Oregon, LLC.***

Exhibit
Number	Description

10.30	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Company.***
10.31	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Agency, Inc.***
10.32	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.33	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Alabama, LLC.***
10.34	Issuing Agency Contract dated as of February 24, 2005 between Fidelity National Title Insurance Company and LSI Title Company of Oregon, LLC.***
10.35	Transitional Cost Sharing Agreement dated as of April 14, 2005 by and among Chicago Title Insurance Company, FIS Management Services, LLC, Lender’s Service Title Agency, Inc., LSI Alabama, LLC, LSI Maryland, Inc., LSI Title Agency, Inc., LSI Title Company, and LSI Title Company of Oregon, LLC.***
10.36	Agreement for Sale of Title Plants dated January 4, 2005 between Ticor Title Company of Oregon and LSI Title Company of Oregon, LLC.***
10.37	Agreement For Sale of Plant Index and For Use of Computerized Title Plant Services dated as of December 20, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.38	Title Plant Maintenance Agreement dated as of March 4, 2005 among Property Insight, LLC, Security Union Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company.***
10.39	Title Plant Access Agreement dated March 4, 2005 between Rocky Mountain Support Services, Inc. and Property Insight, LLC.***
10.40	Title Plant Management Agreement dated as of May 17, 2005 between Property Insight, LLC and Ticor Title Insurance Company of Florida.***
10.41	Master Loan Agreement, dated December 28, 2000 among Chicago Title Insurance Company, Fidelity National Title Insurance Company, Ticor Title Insurance Company, Alamo Title Insurance Company, Security Union Title Insurance Company and FNF.***
10.42	Master Loan Agreement dated February 10, 1999 among Chicago Title and Trust Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company.***
10.43	OTS and OTS Gold Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.44	SIMON Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.45	TEAM Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.46	Cross Conveyance and Joint Ownership Agreement dated March 4, 2005 between Rocky Mountain Support Services, Inc. and LSI Title Company.***
10.47	eLenderSolutions Software Development and Property Allocation Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and LSI Title Company.***
10.48	Titlepoint Software Development and Property Allocation Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Property Insight, LLC.***
10.49	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.*
10.50	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.*
10.51	Form of Restricted Stock Grant Agreement incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.
10.52	Credit Agreement, dated October 17, 2005 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 21, 2005 as Exhibit 10.1.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005.
      (b) Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Schedule V — Valuation and Qualifying Accounts — Years ended December 31, 2004, 2003 and 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIDELITY NATIONAL TITLE GROUP, INC.
(registrant)

By:	/s/ Anthony J. Park

Anthony J. Park Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation dated October 12, 2005. Incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 19, 2005 as Exhibit 3.1.
3.2	Amended and Restated Bylaws of the Registrant.*
10.1	Separation Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.2	Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.3	Reverse Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.4	Tax Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.5	Employee Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.6	Registration Rights Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.7	Intellectual Property Cross License Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.8	Sublease Agreement dated September 27, 2005 between FNF and the Registrant.**
10.9	Assignment, Assumption and Novation Agreement dated September 27, 2005 between FNF and the Registrant.**
10.10	Corporate Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.11	Reverse Corporate Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.12	Starters Repository Access Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.13	Back Plant Repository Access Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.14	License and Services Agreement dated September 27, 2005 between FIS and the Registrant.**
10.15	Lease Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.16	Master Information Technology Services Agreement, dated September 27, 2005 between FIS and the Registrant.**
10.17	SoftPro Software License Agreement dated September 27, 2005 between Fidelity National Information Solutions, Inc. and the Registrant.**
10.18	7.30% Mirror Note due 2011.**
10.19	5.25% Mirror Note due 2013.**
10.20	Tax Sharing Agreement dated June 17, 1998 among Chicago Title Corporation, Chicago Title and Trust Company, Chicago Title Insurance Company, Ticor Title Insurance Company and Security Union Title Insurance Company.***
10.21	Tax Sharing Agreement dated May 13, 2004 among Chicago Title and Trust Company, Chicago Title Insurance Company of Oregon and FNF.***
10.22	Tax Sharing Agreement dated August 20, 2004 among Chicago Title and Trust Company, Ticor Title Insurance Company of Florida and FNF.***
10.23	Tax Sharing Agreement dated January 31, 2005 among Alamo Title Holding Company, Alamo Title Insurance Company and FNF.***
10.24	Tax Allocation Agreement dated December 13, 1999 among Fidelity National Title Insurance Company (as successor in interest by merger with Fidelity National Title Insurance Company of New York), Nations Title Insurance Company of New York, Inc., and FNF.***
10.25	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Company.***
10.26	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.27	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.28	Issuing Agency Contract dated as of August 9, 2004 between Chicago Title Insurance Company and LSI Alabama, LLC.***
10.29	Issuing Agency Contract dated as of February 8, 2005 between Chicago Title Insurance Company and LSI Title Company of Oregon, LLC.***

Exhibit
Number	Description

10.30	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Company.***
10.31	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Agency, Inc.***
10.32	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.33	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Alabama, LLC.***
10.34	Issuing Agency Contract dated as of February 24, 2005 between Fidelity National Title Insurance Company and LSI Title Company of Oregon, LLC.***
10.35	Transitional Cost Sharing Agreement dated as of April 14, 2005 by and among Chicago Title Insurance Company, FIS Management Services, LLC, Lender’s Service Title Agency, Inc., LSI Alabama, LLC, LSI Maryland, Inc., LSI Title Agency, Inc., LSI Title Company, and LSI Title Company of Oregon, LLC.***
10.36	Agreement for Sale of Title Plants dated January 4, 2005 between Ticor Title Company of Oregon and LSI Title Company of Oregon, LLC.***
10.37	Agreement For Sale of Plant Index and For Use of Computerized Title Plant Services dated as of December 20, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.38	Title Plant Maintenance Agreement dated as of March 4, 2005 among Property Insight, LLC, Security Union Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company.***
10.39	Title Plant Access Agreement dated March 4, 2005 between Rocky Mountain Support Services, Inc. and Property Insight, LLC.***
10.40	Title Plant Management Agreement dated as of May 17, 2005 between Property Insight, LLC and Ticor Title Insurance Company of Florida.***
10.41	Master Loan Agreement, dated December 28, 2000 among Chicago Title Insurance Company, Fidelity National Title Insurance Company, Ticor Title Insurance Company, Alamo Title Insurance Company, Security Union Title Insurance Company and FNF.***
10.42	Master Loan Agreement dated February 10, 1999 among Chicago Title and Trust Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company.***
10.43	OTS and OTS Gold Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.44	SIMON Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.45	TEAM Software License Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc.***
10.46	Cross Conveyance and Joint Ownership Agreement dated March 4, 2005 between Rocky Mountain Support Services, Inc. and LSI Title Company.***
10.47	eLenderSolutions Software Development and Property Allocation Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and LSI Title Company.***
10.48	Titlepoint Software Development and Property Allocation Agreement dated as of March 4, 2005 between Rocky Mountain Support Services, Inc. and Property Insight, LLC.***
10.49	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.*
10.50	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.*
10.51	Form of Restricted Stock Grant Agreement incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.
10.52	Credit Agreement, dated October 17, 2005 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 21, 2005 as Exhibit 10.1.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005.