Form 10-K
period 2005-12-31
Fidelity National Title Group, Inc.
filed 2006-03-16
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
Commission File No. 1-32630

Fidelity National Title Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1725106 (I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Class A, $.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of December 31, 2005 was $696,787,961.
      As of March 1, 2006, there were 31,147,357 shares of Class A common stock and 143,176,041 shares of Class B common stock outstanding.
      The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2005, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

i

PART I

Item 1.	Business
      Fidelity National Title Group, Inc. (“FNT” or the “Company”) is the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issued approximately 30.5% of all title insurance policies issued nationally during 2004, as measured by premiums. Our title business consists of providing title insurance and escrow and other title-related products and services arising from the real estate closing process. Our operations are conducted on a direct basis through our own employees who act as title and escrow agents and through independent agents. In addition to our independent agents, our customers are lenders, mortgage brokers, attorneys, real estate agents, home builders and commercial real estate developers. We do not focus our marketing efforts on the homeowner.
History
      The predecessors to FNT have primarily been title insurance companies, some of which have been in operation since the late 1800s. Many of these title insurance companies have been acquired in the last two decades. In 1984, our parent company, Fidelity National Financial, Inc. (“FNF”) acquired a controlling interest in Fidelity National Title Insurance Company. During the 1990s, FNF acquired Alamo Title, Nations Title Inc., Western Title Company of Washington and First Title Corp. In 2000, FNF completed the acquisition of Chicago Title Corp., creating the largest title insurance organization in the world. In 2004, FNF acquired American Pioneer Title Insurance Company, which now operates under our Ticor Title brand. Chicago Title had previously acquired Security Union Title in 1987 and Ticor Title Insurance Company in 1991. Our businesses have historically been operated as wholly-owned subsidiaries of FNF until October 2005, when FNF distributed to its shareholders a minority interest in FNT. (See “Recent Developments” below.)
Competitive Strengths
      We believe that our competitive strengths include the following:

Leading title insurance company. We are the largest title insurance company in the United States and a leading provider of escrow and other closing services for real estate transactions. We currently have the leading market share for title insurance in California, New York, Texas and Florida, which are the four largest markets for title insurance in the United States and account for approximately 48% of all title insurance business in the United States. We have approximately 1,500 locations throughout the United States providing our title insurance services.

Established relationships with our customers. We have strong relationships with the customers who use our title services. Our agent distribution network, which includes over 10,000 agents, is among the largest in the United States. We also benefit from strong brand recognition in our five FNT title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among FNT brands.

Strong value proposition for our customers. We provide our customers with title insurance and escrow and other closing services that support their ability to effectively close real estate transactions. We help make the real estate closing more efficient for our customers by offering a single point of access to a broad platform of title-related products and resources necessary to close real estate transactions.

Proven management team. The managers of our operating businesses have successfully built our title business over an extended period of time, resulting in our business attaining the size, scope and presence in the industry that it has today. Our managers have demonstrated their leadership ability during numerous acquisitions through which we have grown and throughout a number of business cycles and significant periods of industry change.

Competitive cost structure. We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation and management of our cost structure. When compared to other industry competitors, we also believe that our management structure has fewer layers of managers which allows us to operate with lower overhead costs.

Commercial title insurance. While residential title insurance comprises the majority of our business, we believe we are the largest provider of commercial real estate title insurance in the United States. Our network of agents, attorneys, underwriters and closers that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders who require the underwriting and issuing of larger commercial title policies.

Corporate principles. A cornerstone of our management philosophy and operating success is the five fundamental precepts upon which FNF was founded:

•	Bias for action

•	Autonomy and entrepreneurship

•	Employee ownership

•	Minimal bureaucracy

•	Close customer relationships

These five precepts are emphasized to our employees from the first day of employment and are integral to many of our strategies described below.
Strategy
      Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must leave the Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate these brands independently. In most of our largest markets, we operate two, and in a few cases, three brands. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers in all aspects of our business.

Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. Maintaining shorter durations on our investment portfolio allows us to increase our investment revenue in a rising interest rate environment, which may offset some of the decline in premiums and service revenues we would expect in such an environment. For a more detailed discussion of our investment strategies, see “— Investment Policies and Investment Portfolio.”

Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are currently upgrading our operating system to improve the process of ordering title services and improve the delivery of our products to our customers.

Maintain values supporting our strategy. We believe that continuing to focus on and support our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our agents and employees seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

Recent Developments
      On September 26, 2005, FNF received all regulatory approvals required to contribute to FNT all of the legal entities that are reflected in our financial statements presented in Item 8. On that date, FNF declared a dividend to its stockholders of record as of October 6, 2005 which resulted in a distribution on October 17, 2005, of 17.5% of its interest in FNT, which represents the title insurance segment of FNF. Prior to October 17, 2005, FNT was a wholly-owned subsidiary of FNF. On October 17, 2005, FNF distributed to its stockholders 0.175 shares of FNT Class A common stock for each share of FNF common stock held on the record date (the “Distribution”). FNF beneficially owns 100% of the FNT Class B common stock representing an 82.5% ownership interest. As of December 31, 2005, there were 31.1 million shares outstanding of Class A common stock, which has one vote per share, and 143.2 million shares outstanding of Class B common stock, which has ten votes per share. As of December 31, 2005, FNF controls 97.9% of the voting rights of FNT.
      In connection with the Distribution, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public notes due in August 2011 and $250 million 5.25% public notes due in March 2013. Proceeds from the issuance of the 7.30% FNF notes due 2011 were used by FNF to repay debt incurred in connection with the acquisition of our subsidiary, Chicago Title, and the proceeds from the 5.25% FNF notes due 2013 were used for general corporate purposes. Following the issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to accept the outstanding FNF notes in exchange for FNT notes we issued having substantially the same terms. On January 18, 2006, we completed these exchange offers and received $241,347,000 in aggregate principal amount of FNF’s 7.30% Notes due August 15, 2011, and the entire $250,000,000 in aggregate principal amount of FNF’s 5.25% Notes due March 15, 2013. The FNF notes received by us in the exchange were subsequently delivered to FNF in partial redemption of the 7.30% Mirror Note due August 15, 2011, and in full redemption of the 5.25% Mirror Note due March  15, 2013. In order to reflect the partial redemption of the 7.30% Mirror Note due August 15, 2011, the original note has been replaced with an identical Mirror Note with a principal balance of $8,653,000, which reflects the unredeemed portion of the original Mirror Note.
      On October 17, 2005, we also entered into a credit agreement in the amount of $400 million. On October 24, 2005, we borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005. Later in the fourth quarter, we repaid $50 million of this amount.

Our Recent Acquisitions
      On August 1, 2005, we acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110.2 million in cash.
      On March 22, 2004, we acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a title insurance underwriter licensed in 45 states with significant agency operations and computerized title plant assets in the state of Florida. APTIC now operates under our Ticor Title brand.
Title Insurance
      Market for title insurance. The title insurance market in the United States is large and has grown in the last 10 years. According to Demotech, Inc (“Demotech”), total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $15.5 billion in 2004. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of and prices for new and existing homes, as well as the refinancing of previously issued mortgages.
      Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before a transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by changes in interest rates, which affect demand for new mortgage loans and refinancing transactions.
      The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top five title insurance companies accounted for 90.2% of net premiums collected in 2004. Over 40 independent title insurance companies accounted for the remaining 9.8% of net premiums collected in 2004. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by FNF’s acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
      Title Insurance Policies. Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate and priority of the lien. A brief generalized description of the process of issuing a title insurance policy is as follows:

•	The customer, typically a real estate salesperson or broker, escrow agent, attorney or lender, places an order for a title policy.

•	Company personnel note the specifics of the title policy order and place a request with the title company or its agents for a preliminary report or commitment.

•	After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents the current status of title to the property, any exclusions, exceptions and/or limitations that the title company might include in the policy, and specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued.

•	The preliminary report is circulated to all the parties for satisfaction of any specific issues.

•	After the specific issues identified in the preliminary report are satisfied, an escrow agent closes the transaction in accordance with the instructions of the parties and the title company’s conditions.

•	Once the transaction is closed and all monies have been released, the title company issues a title insurance policy.

      In a real estate transaction financed with a mortgage, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made. This lender’s policy insures the lender against any defect affecting the priority of the mortgage in an amount equal to the outstanding balance of the related mortgage loan. An owner’s policy is typically also issued, insuring the buyer against defects in title in an amount equal to the purchase price. In a refinancing transaction, only a lender’s policy is generally purchased because ownership of the property has not changed. In the case of an all-cash real estate purchase, no lender’s policy is issued but typically an owner’s title policy is issued.
      Title insurance premiums paid in connection with a title insurance policy are based on (and typically a percentage of) either the amount of the mortgage loan or the purchase price of the property insured. Title insurance premiums are due in full at the closing of the real estate transaction. The lender’s policy generally terminates upon the refinancing or resale of the property.
      The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property (subject to adjustment if the policy includes inflation adjustment provisions). The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time, however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.
      Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies which are subsidiaries of the title insurance company, and indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title company typically performs or directs the search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title company issues policies through its direct operations or through independent agents.
      Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing searches and examinations. A title company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments and the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents. Claim losses generally result from errors made in the title search and examination process and from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property.
      Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums. Residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors while commercial real estate transaction volume is affected primarily by fluctuations in local supply and demand conditions for commercial space.
      Direct and Agency Operations. We provide title insurance services through our direct operations and through independent title insurance agents who issue title policies on behalf of our title insurance companies. Our title insurance companies determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures.

      Direct Operations. In our direct operations, the title insurer issues the title insurance policy and retains the entire premium paid in connection with the transaction. Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and closing services.
      We have approximately 1,500 offices throughout the U.S. primarily providing residential real estate title insurance. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.
      Agency Operations. In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement we maintain financial and loss experience records. We also conduct periodic audits of our agents.
      Fees and Premiums. One method of analyzing our business is to examine the level of premiums generated by direct and agency operations. The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Direct	$2,184,993	44.2%	$2,003,447	42.5%	$2,105,317	44.8%
Agency	2,763,973	55.8%	2,714,770	57.5%	2,595,433	55.2

Total title insurance Premiums	$4,948,966	100.0%	$4,718,217	100.0%	$4,700,750	100.0%

      The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenues from direct operations upon the closing of the transaction, whereas premium revenues from agency operations include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent, and is based on estimates utilizing historical information.
      Geographic Operations. Our direct operations are divided into approximately 244 profit centers consisting of more than 1,500 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of over 10,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider.
      The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
California	$1,034,467	20.9%	$1,055,296	22.4%	$1,183,643	25.2%
Florida	699,492	14.1	483,860	10.3	310,545	6.6
Texas	476,432	9.6	514,417	10.9	527,583	11.2
New York	402,768	8.1	400,827	8.5	378,341	8.0
Arizona	206,242	4.2	164,225	3.5	175,229	3.7
All others	2,129,565	43.1	2,099,592	44.4	2,125,409	45.3

Totals	$4,948,966	100.0%	$4,718,217	100.0%	$4,700,750	100.0%

      Escrow and Other Title Related Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchase and refinance activities. Escrow and other title-related fees represented approximately 18.4% and 17.7% of our revenues for 2005 and 2004, respectively. Escrow and other title-related fees are primarily generated by our direct title operations and increases or decreases in the amount of revenue we receive from these services are closely related to increases or decreases in revenues from our direct title operations.
      Reinsurance and Coinsurance. In a limited number of situations we limit our maximum loss exposure by reinsuring certain risks with other title insurers under agent fidelity, excess of loss and case-by-case reinsurance agreements. We also earn a small amount of additional income, which is reflected in our direct premiums, by assuming reinsurance for certain risks of other title insurers. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.
      We also use coinsurance in our commercial title business to provide coverage in amounts greater than we would be willing or able to provide individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk. As a coinsurer we are only liable for the portion of the risk we assumed.
Sales and Marketing
      We market and distribute our title and escrow products and services to customers in the residential and commercial market sectors of the real estate industry through customer solicitation by sales personnel. Although in many instances the individual homeowner is the beneficiary of a title insurance policy, we do not focus our marketing efforts on the homeowner. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and ability of service providers to meet their information systems requirements for electronic product delivery.
Losses and Reserves
      While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy. As a result, claim losses associated with issuing title policies are less expensive when compared to many other types of insurance. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim.
      Reserves for claim losses are established based upon known claims, as well as losses incurred but not yet reported to us based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.
      Although most claims against title insurance policies are reported relatively soon after the policy has been issued, claims may be reported many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
      A title insurance company can minimize its losses by having strict quality control systems and underwriting standards in place. These controls increase the likelihood that the appropriate level of diligence is conducted in completing a title search so that the possibility of potential claims is significantly mitigated. In the case of independent agents who conduct their own title searches, the agency agreement between the agent and the title insurance underwriter gives the underwriter the ability to proceed against the agent when a loss arises from a flawed title search. We take an aggressive stance in pursuing claims against independent agents for losses that arise from fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as “bad faith.”
      Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts. The possibility of such bad faith damage awards may cause us to experience increased costs and difficulty in settling title claims.
      The maximum insurable amount under any single title insurance policy is determined by statutorily calculated net worth. The highest self-imposed single policy maximum insurable amount for any of our title insurance subsidiaries is $475.0 million.
Investment Policies and Investment Portfolio
      Our investment policy is designed to maintain a high quality portfolio, maximize income and minimize interest rate risk. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Various states regulate what types of assets qualify for purposes of capital and surplus and statutory unearned premium reserves. We manage our investment portfolio and do not utilize third party investment managers.
      As of December 31, 2005 and 2004, the carrying amount, which approximates the fair value, of total investments was $3.3 billion and $2.8 billion, respectively.
      We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

      The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2005 and 2004.

	December 31,

	2005				2004

	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total

	(Dollars in thousands)
AAA	$1,501,178	60.2%	$1,480,165	60.2%	$1,421,948	65.5%	$1,424,800	65.5%
AA	460,469	18.4	454,535	18.5	407,671	18.7	411,298	18.9
A	436,974	17.5	428,908	17.5	280,004	12.9	277,556	12.8
BBB	94,123	3.8	92,176	3.7	60,067	2.8	59,252	2.7
BB	1,944	0.1	1,848	0.1	1,996	0.1	1,911	0.1

	$2,494,688	100.0%	$2,457,632	100.0%	$2,171,686	100.0%	$2,174,817	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.
      The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2005:

	December 31, 2005

	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total

		(Dollars in thousands)
One year or less	$347,745	13.9%	$345,246	14.0%
After one year through five years	1,190,201	47.7	1,168,915	47.6
After five years through ten years	736,030	29.6	723,827	29.5
After ten years	220,671	8.8	219,601	8.9
Mortgage-backed securities	40	—	43	—

	$2,494,687	100.0%	$2,457,632	100.0%

Subject to call	$322,319	12.9%	$318,929	13.0%

      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      Our equity securities at December 31, 2005 and 2004 consisted of investments in various industrial and miscellaneous other industry groups. At December 31, 2005, the Company held equity securities with a total cost of $185,651 and an aggregate fair value of $176,987. At December 31, 2004, the Company held equity securities with a total cost of $108,574 and an aggregate fair value of $115,070. There are no significant investments in banks, trusts and insurance companies at December 31, 2005 or 2004.
      Other long-term investments as of December 31, 2005 amounted to $21.0 million and consisted primarily of equity investments.
      Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2005, short-term investments amounted to $645.1 million.

      Our investment results for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Net investment income(1)	$142,319	$86,120	$70,940
Average invested assets	$3,732,630	$3,226,243	$2,811,408
Effective return on average invested assets	3.8%	2.7%	2.5%

(1)	Net investment income as reported in our Combined Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Technology
      To meet the changing business and technology needs of our customers, we continually invest in our applications and services. This investment includes maintenance and enhancement of existing software applications and the development of new and innovative software applications
Competition
      The title insurance industry is highly competitive, with the top five insurance companies accounting for 90.2% of net premiums collected in 2004 according to Demotech. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
      Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.
      The title insurance industry has also experienced periods of consolidation. We expect that, from time to time, we may evaluate opportunities for the acquisition of books of business or of title insurance companies or other complementary businesses as a going concern, for business combinations with other concerns and for the provision of insurance related advisory services to third parties. There can be no assurance, however, that any suitable business opportunity will arise.
Regulation
      Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.

      Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2005, the combined statutory unearned premium reserve required and reported for our title insurers was $1,303.8 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.
      Our title insurers are regulated by the insurance regulatory authority in their respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile regulate our title insurance subsidiaries. Regulatory financial examinations are conducted generally by regulatory authorities at three-year intervals, and certain of these examinations are currently ongoing.
      Under the statutes governing insurance holding companies in most states, insurers may not enter into various transactions, including certain sales, reinsurance agreements and service or management contracts with their affiliates unless the regulatory authority of the insurer’s state of domicile has received notice at least 30 days prior to the intended effective date of such transaction and has not objected to or has approved, the transaction within the 30 day period.
      As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of, principal of any debt obligations. The payment of dividends or other distributions to us by our title insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment, and has not objected to or has approved, the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net investment income or the statutory net income of the insurer during the prior calendar year.
      The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2006, our directly owned title insurers can pay dividends or make distributions to us of approximately $289.9 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.
      The combined statutory capital and surplus of the Company’s title insurers was $852.2 million and $887.2 million as of December 31, 2005 and 2004, respectively. The combined statutory earnings of the Company’s title insurers were $400.4 million, $371.0 million and $477.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      As a condition to continued authority to underwrite policies in the states in which our title insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
      Pursuant to statutory requirements of the various states in which our title insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our title insurers complied with the minimum statutory requirements as of December 31, 2005.

      Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies were in compliance with their respective minimum net worth requirements at December 31, 2005.
      We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. For a discussion of certain pending matters, see “Legal Proceedings.”
      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquirer’s plans for the insurer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer (in the state of Florida, where one of our subsidiaries is domiciled, control may be presumed to exist upon acquisition of 5% or more of the insurer’s voting securities). Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our title insurers, the insurance change of control laws would likely apply to such a transaction (and any acquisition of 5% or more would require filing a disclaimer of control with, or obtaining a change of control approval from, the State of Florida).
      The National Association of Insurance Commissioners (“NAIC”) has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which our title insurers are domiciled require adherence to NAIC filing procedures, each such insurer, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.
      Since we are governed by both state and federal governments and the applicable insurance laws are constantly subject to change, it is not possible to predict the potential effects of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Ratings
      Our title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The ratings agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title. The insurer financial strength/stability ratings of our principal title insurance subsidiaries are listed below:

	S&P	Moody’s	Fitch	A.M Best	Demotech	LACE

Alamo Title Insurance	A	A3	A-	A-	A’	A
Chicago Title Insurance Co.	A	A3	A-	A-	A”	A+
Chicago Title Insurance Co. of Oregon	A	A3	A-	A-	A’	N/A
Fidelity National Title Insurance Co.	A	A3	A-	A-	A’	B+
Ticor Title Insurance Co.	A	A3	A-	A-	A’	A
Security Union Title Insurance Co.	A	A3	A-	A-	A’	B
      The ratings of Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), A.M. Best Company (“A.M. Best”), Fitch Ratings, Ltd. (“Fitch”), Demotech, and LACE Financial Corporation

(“LACE”) described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. In connection with the announcement of the distribution of our common stock to stockholders of FNF and the increased financial leverage that would result therefrom, S&P placed the “A-” financial strength rating on CreditWatch negative, Moody’s affirmed the “A3” financial strength rating although the rating outlook was changed to negative and Fitch placed the financial strength rating on Rating Watch Negative. In addition, A.M. Best downgraded the financial strength ratings of our principal insurance subsidiaries to “A-”. After the announcement of the merger between FNF’s subsidiary, Fidelity National Information Services, Inc. (“FIS”) and Certegy Inc., S&P revised its CreditWatch to positive from negative, Moody’s changed its rating outlook to stable from negative and Fitch revised its rating watch to stable from negative. Our ratings are likely to continue to be affected in the future by credit events that may occur with respect to FNF and its other operations.
Employees
      As of December 31, 2005, we had approximately 19,500 full-time equivalent employees. We believe our employee relations are generally satisfactory. None of our employees are subject to collective bargaining agreements.
Statement Regarding Forward-Looking Information
      The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, and general volatility in the capital markets;

•	a decrease in the volume of real estate transactions such as real estate sales and mortgage refinancings, which can be caused by high or increasing interest rates, a shortage of mortgage funding, or a weak United States economy;

•	consolidation in the mortgage lending or banking industry;

•	security breaches of our systems and computer viruses affecting our software;

•	the impact of competitive products and pricing;

•	the ability to identify suitable acquisition candidates and the ability to finance such acquisitions, which depends upon the availability of adequate cash reserves from operations or of acceptable financing terms and the variability of our stock price;

•	our ability to integrate any acquired business’ operations, products, clients and personnel;

•	changes in, or the failure to comply with, government regulations, including privacy regulations and the extensive regulations imposed by state insurance authorities in each state in which our insurance subsidiaries conduct operations; and

•	other risks detailed elsewhere in this document (including in the Risk Factors section which follows this section) and in our other filings with the Securities and Exchange Commission.
      All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that expectations derived from them will be realized. When used in our documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements.
Additional Information
      Our website address is www.fntg.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors
      In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K or incorporated herein. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.

If adverse changes in the levels of real estate activity occur, our revenues may decline.
      Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. While both the volume and the average price of residential real estate transactions have recently experienced record highs, we do not expect these trends to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and again in 2005.
      We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
      If either the level of real estate activity or the average price of real estate sales declines, it could adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.24 trillion, which would represent a 19.2% decline relative to 2005. The MBA further projects that the 19.2% decrease will result from purchase transactions declining from $1.49 billion in 2005 to $1.43 billion in 2006, or 3.6%, and refinancing transactions dropping from $1.29 billion to $0.81 billion, or 37.1%.

Our subsidiaries must comply with extensive regulations. These regulations may increase our costs or impede, or impose burdensome conditions on, actions that we might seek to take to increase the revenues of our subsidiaries.
      Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which we operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

•	licensing requirements;

•	trade and marketing practices;

•	accounting and financing practices;

•	capital and surplus requirements;

•	the amount of dividends and other payments made by insurance subsidiaries;

•	investment practices;

•	rate schedules;

•	deposits of securities for the benefit of policyholders;

•	establishing reserves; and

•	regulation of reinsurance.
      Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations. See “Business — Regulation.”

Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.
      We get inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. These fines may be significant and actions we are required to take may adversely affect our business. For a discussion of certain pending or potential matters, see “Item 3 - Legal Proceedings.”

Because we are dependent upon California for over 20 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
      California is the largest source of revenue for the title insurance industry and, in 2005, California-based premiums accounted for 45.1% of premiums earned by our direct operations and 1.8% of our agency premium revenues. In the aggregate, California accounted for approximately 21% of our total title insurance premiums for 2005. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

State regulation of the rates we charge for title insurance could adversely affect our results of operations.
      Our subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring our subsidiaries to file rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory.
      The California Department of Insurance (“CDI”) has recently undertaken an examination of the levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and, if so, implementing rate reductions. The CDI commissioned an analysis of the title insurance and escrow industry in California, and a report was prepared by an economist at the request of the California Insurance Commissioner. The report concluded that a reasonable degree of competition does not exist in the markets for title insurance and escrow services in California, and the CDI began holding hearings in January 2006 to address the report’s findings. The Company is unable to predict the outcome of the CDI’s examination or whether it will result in new legislation, regulation or restrictions on its title insurance operations in California.
      California is the largest source of revenue for the title insurance industry, including for us.
      Insurance regulators in New York, Colorado, Florida, Nevada and Texas have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. State regulators may use their rate-regulation oversight authority to take steps to cause us to reduce our rates, or block our attempts to increase our rates. Such actions by regulators could adversely affect our operating results.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. See Item 3 — “Legal Proceedings.” Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. We are unable to predict the outcome of this inquiry or whether it will adversely affect our business or results of operations.

If the rating agencies further downgrade our company our results of operations and competitive position in the industry may suffer.
      Ratings have always been an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by S&P, Moody’s, Fitch, A.M. Best, Demotech, and LACE. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement of the Distribution, S&P placed our A-financial strength rating on CreditWatch negative, Moody’s affirmed its A3 financial strength rating although the rating outlook was changed to negative and Fitch placed its financial strength rating on Rating Watch Negative. In addition, A.M. Best downgraded the financial strength ratings of our principal insurance subsidiaries to A-. After the announcement of a merger between Fidelity National Information Services, Inc. (“FIS”) and Certegy Inc. (“Certegy”), S&P revised its CreditWatch to positive from negative, Moody’s changed its rating outlook to stable from negative and Fitch revised its rating watch to stable from negative. S&P later upgraded our financial strength rating to A and revised its rating watch to stable. Our ratings are likely to continue to be affected in the future by credit events that may occur with respect to FNF and its other operations, including non-title insurance operations. Our ratings are subject to continued periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

As a holding company, we depend on distributions from our subsidiaries, and if distributions from our subsidiaries are materially impaired, our ability to declare and pay dividends may be adversely affected.
      We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay dividends is dependent on the ability of our subsidiaries to pay dividends or make other payments to us. If our operating subsidiaries are not able to pay dividends or other funds to us, we may not be able to declare and pay dividends to our stockholders.
      Our title insurance subsidiaries must comply with state and federal laws which require them to maintain minimum amounts of working capital, surplus and reserves and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2006, our directly owned title insurers can pay dividends or make distributions to us of approximately $289.9 million without prior regulatory approval.

We face competition in our title business from traditional title insurers and from new entrants with alternative products.
      The title insurance industry is highly competitive. According to Demotech, the top five title insurance companies accounted for 90.2% of net premiums collected in 2004. Over 40 independent title insurance companies accounted for the remaining 9.8% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete.
      Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
      From time to time, we adjust the rates we charge in a particular state as a result of competitive conditions in that state. For example, in response to recent rate reductions by certain of our competitors, we recently adjusted our rate structure in California for refinancings. This change could have an adverse impact on our results of operations, although its ultimate impact will depend, among other things, on the volume and mix of our future refinancing business in that state.
      We expect the title insurance industry to remain highly competitive. Our failure to remain competitive may have a material adverse effect on our business, financial condition and results of operations.

Our historical financial information may not be representative of our results as a consolidated, stand-alone company and may not be a reliable indicator of our future results.
      Our historical financial statements may not be indicative of our future performance as a consolidated, stand-alone company. We were incorporated on May  24, 2005 in anticipation of the distribution of shares of our Class A Common Stock to FNF stockholders. On September 26, 2005, FNF contributed to us the various FNF subsidiaries that conduct our business. Our historical financial statements reflect assets, liabilities, revenues and expenses directly attributable to our operations, which include transactions between us and FNF and other affiliated entities. They exclude certain of our expenses that have been allocated to other operations of FNF and of FIS, and they reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who, following the Distribution, are no longer our employees but who have historically provided services to us. These allocations are expected to in general continue under the corporate services agreements we entered into in connection with the Distribution. Further, our financial statements reflect transactions with related parties, which were not negotiated on an arms-length basis. Our historical financial statements do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, we will incur other expenses, not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result of these and other factors, our historical financial statements do not necessarily reflect what our financial position and results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of future results of operations or financial position.

We will be controlled by FNF as long as it owns a majority of the voting power of our common stock, which could make it more difficult for us to raise capital.
      As long as FNF continues to hold a majority of the voting power of our outstanding stock, FNF will be able to elect all of our directors and determine the outcome of all corporate actions requiring stockholder approval. FNF currently owns 100% of our Class B Common Stock, representing approximately 82.5% of our outstanding common stock, and 97.9% of all voting power of our outstanding common stock. In order to consolidate the results of our operations for tax purposes and to get favorable tax treatment of dividends paid by us, FNF is required to own at least 80% of our outstanding common stock and as a result FNF may be unlikely to decrease its ownership below 80%. The Class B Common Stock entitles FNF to ten votes per share on all matters submitted to stockholders until converted to Class A Common Stock.
      While it controls us, FNF will control decisions with respect to:

•	our business direction and policies, including the election and removal of our directors;

•	mergers or other business combinations involving us;

•	the acquisition or disposition of assets by us;

•	our issuance of stock;

•	our payment of dividends;

•	our financing; and

•	amendments to our certificate of incorporation and bylaws.
      We have agreed that, without FNF’s consent, we will not issue any shares of our stock if as a result FNF would no longer be able to consolidate our results for tax purposes, receive favorable treatment with respect to dividends paid by us or, if it so desired, distribute the remainder of its FNT stock to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of our outstanding common stock. Among other things, this control could make it more difficult for us to raise capital by selling stock or to use our stock as currency in acquisitions.

We could have conflicts with the entities remaining with FNF, and the chairman of our board of directors is also the chairman of the board of directors of FNF and FIS.
      Conflicts may arise between entities remaining with FNF and us as a result of our ongoing agreements and the nature of our respective businesses. We will seek to manage any potential conflicts through our agreements with FNF and other FNF entities and through oversight by independent members of our board of directors. However, there can be no assurances that such measures will be effective or that we will be able to resolve all potential conflicts.
      Mr. Foley is the chairman of our board of directors, the chief executive officer and chairman of the board of directors of FNF, and the chairman of the board of directors of FIS. As an officer and director of multiple companies, he has obligations to us and to such other companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and their respective businesses. As an officer and director of multiple companies, he may also have conflicts of time with respect to his multiple responsibilities. If his duties to any of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished.

Some of our executive officers and directors own substantial amounts of FNF and FIS stock and options. Such ownership could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for our company and FNF or FIS.
      Some of our executive officers and directors own substantial amounts of FNF and FIS stock and stock options because of their relationships with FNF and FIS. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FNF, FIS or any of their respective subsidiaries. Substantially all members of our board of directors beneficially own shares of FNF common stock. Further, our senior officers hold interests in FNF and in some cases FIS that were obtained through various employee benefit and compensation plans while at FNF. In addition, officers of FNF will provide services from time to time to us. These persons also hold equity interests in FNF and FIS.

Provisions of our certificate of incorporation may prevent us from receiving the benefit of certain corporate opportunities.
      Because FNF and FIS may engage in some of the same activities in which we engage, there is a risk that we may be in direct competition with FNF and FIS over business activities and corporate opportunities. To address these potential conflicts, we have adopted a corporate opportunity policy that has been incorporated into our certificate of incorporation. Among other things, this policy provides that FNF has no duty not to compete with us or to provide us with corporate opportunities of which it becomes aware. The policy also limits the situations in which one of our directors or officers, if also a director or officer of FNF, must offer corporate opportunities to us of which such individual becomes aware. These provisions may limit the corporate opportunities of which we are made aware or which are offered to us. Moreover, our ability to take advantage of certain corporate opportunities may be limited by FNF’s voting control over us.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The majority of our offices are leased from third parties. We own the remaining offices. As of December 31, 2005, we leased office space and related facilities as follows:

Number of
Locations

California	575
Arizona	159
Texas	146
Illinois	100
Florida	96
Oregon	80
Washington	75
Michigan	45
Nevada	40
New York	36
Indiana and Ohio(1)	31
North Carolina	28
Colorado	23
Kansas, New Jersey, and Pennsylvania(1)	22
Hawaii	16
Virginia	15
Minnesota	13
Tennessee and Wisconsin(1)	12
Missouri	11
Connecticut, Louisiana, and New Mexico(1)	8
Maryland and Massachusetts(1)	7
Georgia	6
Montana	5
Alabama	4
South Carolina	3
Maine, Oklahoma, and Rhode Island(1)	2
Delaware, Idaho, Kentucky, Mississippi, New Hampshire, Utah, and Washington D.C.(1)	1

(1)	Represents the number of locations in each state listed.
      In addition, six locations are leased in Canada. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings
      In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

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

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an on-going basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.

      Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company petitioned the Supreme Court of Ohio for review, but the court declined to accept jurisdiction over the matter. The Company intends to vigorously defend the actions.
      A class action in California alleges that the Company violated state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
      A class action in Missouri alleges that the Company has engaged in the unauthorized practice of law by preparing documents in conjunction with its business of insuring title and closing real estate transactions. The action seeks refunds of the payments and treble damages. The Company intends to vigorously defend this action.
      A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. FNF and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, has responded to the amended complaint. Recently, the magistrate judge granted the defendant’s motion to stay discovery. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs have been the subject of investigations by several state departments of insurance and attorneys general. FNT is obligated to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock and the Company intends to vigorously defend this action.
      None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
      The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
      In the Fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005 FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the NAIC, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
      The Company recently negotiated a settlement with the California Department of Insurance in 2005 with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and paid a penalty of $5.6 million. The Company also recently entered into similar settlements with 26 other states, in which the Company agreed to refund a total of approximately $1.2 million to policyholders. Other state insurance departments and attorneys general and HUD also have made formal or informal inquiries of the Company regarding these matters.
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
      Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company recently entered into a settlement with the Florida Department of Financial Services under which it agreed to refund approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The other pending inquiries are at an early stage and as a result the Company can give no assurance as to their likely outcome.
      Since 2004, the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given in connection with multi-state commercial transactions in which one or more of the properties is located in New York or when a credit is given subsequent to the transaction. The NYAG is also reviewing the possibility that our Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect us. The Company is cooperating fully with the NYAG and New York State Insurance Department inquiries into these matters.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
      Finally, the California Department of Insurance has recently begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review. See “Risk Factors — State regulation of the rates we charge for title insurance could adversely affect our results of operations.”

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the New York Stock Exchange under the symbol “FNT”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2005
Fourth quarter	$24.35	$20.30	$0.25
      On March 1, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $23.51 per share. As of March 1, 2006, we had approximately 354 stockholders of record.
      Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our ability to declare and pay dividends is also subject to our compliance with the financial covenants contained in our credit agreement and further described below. On February 8, 2006, our Board of Directors declared an increase in our quarterly cash dividend to $0.29 per share, a 16% increase over the previous cash dividend of $0.25 per share.

      Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2005, $1.9 billion of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2006, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $289.9 million without prior approval. In addition, our ability to declare dividends is subject to restrictions under our credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

Item 6.	Selected Financial Data
      The selected financial data as of December 31, 2005, 2004, and 2003 and for each of the years in the four-year period ended December 31, 2005 has been derived from our consolidated and combined financial statements and related notes, which have been audited by KPMG LLP, an independent registered public accounting firm. The selected financial data as of December 31, 2002 and as of and for the year ended December 31, 2001 has been derived from our unaudited combined financial statements. The information set forth below should be read in conjunction with the consolidated and combined financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Our selected financial data has been prepared from the results of the operations transferred to us and gives effect to allocations of certain corporate expenses to and from FNF. Our selected financial data may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a stand-alone entity during the periods presented. Certain reclassifications have been made to the prior year amounts to conform with the 2005 presentation.

	Year Ended December 31,

	2005(1)	2004(1)	2003(1)	2002	2001(2)(3)

	(In thousands, except per share data)
Statement of Earnings Data
Direct title insurance premium	$2,184,993	$2,003,447	$2,105,317	$1,557,769	$1,252,656
Agency title insurance premiums	2,763,973	2,714,770	2,595,433	1,989,958	1,441,416

Total title premiums	4,948,966	4,718,217	4,700,750	3,547,727	2,694,072
Escrow and other title related fees	1,162,344	1,039,835	1,058,729	790,787	656,739

Total title and escrow	6,111,310	5,758,052	5,759,479	4,338,514	3,350,811
Interest and investment income	118,084	64,885	56,708	72,305	88,232
Realized gains and losses, net	44,684	22,948	101,839	584	946
Other income	41,783	43,528	52,689	55,927	50,476

	6,315,861	5,889,413	5,970,715	4,467,330	3,490,465

Personnel costs	1,897,904	1,680,805	1,692,895	1,260,070	1,036,236
Other operating expenses	935,263	849,554	817,597	633,193	558,263
Agent commissions	2,140,912	2,117,122	2,035,810	1,567,112	1,131,892
Depreciation and amortization	102,105	95,718	79,077	53,042	100,225
Provision for claim losses	354,710	259,402	248,834	175,963	134,527
Interest expense	16,663	3,885	4,582	8,586	15,695

	5,447,557	5,006,486	4,878,795	3,697,966	2,976,838

	Year Ended December 31,

	2005(1)	2004(1)	2003(1)	2002	2001(2)(3)

	(In thousands, except per share data)
Earnings before income taxes and minority interest	868,304	882,927	1,091,920	769,364	513,627
Income tax expense	327,351	323,598	407,736	276,970	205,965

Earnings before minority interest	540,953	559,329	684,184	492,394	307,662
Minority interest	1,972	1,165	859	624	—
Cumulative effect of accounting change	—	—	—	—	5,709

Net earnings	$538,981	$558,164	$683,325	$491,770	$301,953

Per share amounts:
Basic earnings per share	3.11
Weighted average shares outstanding, basic basis(4)	173,463
Diluted earnings per share	3.11
Weighted average shares outstanding, diluted basis(4)	173,575
Unaudited proforma net earnings per share — basic and diluted		$3.22
Unaudited proforma weighted average shares outstanding — basic and diluted(5)		172,951
Dividends declared per share	$0.25	—

(1)	Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, using the prospective method of adoption in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and as a result recorded stock compensation expense of $7.8 million, $3.4 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and as a result, have ceased to amortize goodwill. Goodwill amortization in 2001 was $33.2 million.

(3)	During 2001, we recorded a $5.7 million, after-tax charge, reflected as a cumulative effect of a change in accounting principle, as a result of adopting Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

(4)	Because there were no outstanding shares prior to the Distribution, basic and diluted weighted average shares outstanding for 2005 have been calculated using activity from October 18, 2005 to December 31, 2005 as if shares outstanding and common stock equivalents at October 18, 2005 had been outstanding for the entire year.

(5)	Unaudited proforma net earnings per share is calculated using the number of outstanding shares of FNF on a date prior to the distribution of FNT shares to FNF shareholders.

	As of or for the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except fee per closed file)
Balance sheet data (at end of period)
Investments	$3,300,738	$2,819,489	$2,510,182	$2,337,472	$1,705,267
Cash and cash equivalents	462,157	268,414	395,857	433,379	491,709
Total assets	5,900,533	5,074,091	4,782,664	4,494,716	3,848,300
Notes payable	603,262	22,390	54,259	107,874	176,116
Reserve for claim losses	1,063,857	980,746	932,439	887,973	881,053
Minority interests	4,338	3,951	2,488	1,098	239
Equity	2,480,037	2,676,756	2,469,186	2,234,484	1,741,387
Other non-financial data:
(unaudited)
Direct operations orders opened(1)	3,052,805	3,142,945	3,771,393	2,953,797	2,496,597
Direct operations orders closed(1)	2,169,656	2,249,792	2,916,201	2,141,680	1,685,147
Fee per closed file(1)	$1,487	$1,324	$1,081	$1,099	$1,120

(1)	These measures are used by management to judge productivity and are a measure of transaction volume for our direct title businesses. An order is opened when we receive a customer order and is closed when the related real estate transaction closes, which typically takes 45-60 days from the opening of an order.
Selected Quarterly Financial Data

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands)
2005
Revenue	$1,265,220	$1,687,213	$1,776,885	$1,592,512
Earnings before income taxes and minority interest	131,529	259,297	272,571	204,907
Net earnings	82,319	160,578	169,734	126,350
2004
Revenue	$1,314,932	$1,601,316	$1,562,630	$1,410,535
Earnings before income taxes and minority interest	171,740	266,272	214,948	229,967
Net earnings	108,958	168,288	135,923	144,995

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
      We are the largest title insurance company in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, Canada, and Mexico. Our title business consists of providing title insurance and escrow and other title-related products and services arising from the real estate closing process. Our operations are conducted on a direct basis through our own employees who act as title and escrow agents and through independent agents. In addition to our independent agents, our customers are lenders, mortgage brokers, attorneys, real estate agents, home builders and commercial real estate developers. We do not focus our marketing efforts on the homeowner. We operate our business through a single segment, title and escrow, and do not generate significant revenue outside the United States.
      Prior to October 17, 2005, we were a wholly-owned subsidiary of FNF. On that date, FNF distributed shares of our Class A Common Stock representing 17.5% of our outstanding shares to its stockholders as a dividend (the “Distribution”). FNF continues to hold shares of our Class B Common Stock representing 82.5% of all shares and 97.9% of all voting rights of our outstanding common stock.
      Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations as well as transactions between us and FNF and other affiliated entities and allocations of certain of our corporate expenses to FNF and FIS, allocated on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by those businesses. These expense allocations to FNF and FIS reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who are not our employees after the Distribution but who have historically provided services to us. Our historical financial statements do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, we incur other expenses, not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result, our historical financial statements do not necessarily reflect what our financial position or results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
Related Party Transactions
      Our historical financial statements reflect transactions with other businesses and operations of FNF including those being conducted by another FNF subsidiary, FIS.
      A detail of related party items included in revenues and expenses is as follows:

	2005	2004	2003

	(In millions)
Agency title premiums earned	$91.9	$106.3	$284.9
Rental income earned	5.0	8.4	7.3
Interest revenue	1.0	1.0	0.7

Total revenue	$97.9	$115.7	$292.9

A detail of related party items included in operating expenses is as follows:
Agency title commissions	$80.9	$93.6	$250.7
Data processing costs	56.9	56.6	12.4
Data processing costs allocated	—	—	(5.4)
Corporate services allocated	(30.3)	(84.5)	(48.7)
Title insurance information expense	28.1	28.6	28.2
Other real-estate related information	10.9	9.9	11.4
Software expense	7.7	5.8	2.6
Rental expense	3.8	2.8	0.5
License and cost sharing	11.9	12.8	17.9

Total expenses	$169.9	$125.6	$269.6

Total pretax impact of related party activity	$(72.0)	$(9.9)	$23.3

      An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by us and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, our title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For 2005, 2004, and 2003, these FIS operations generated $91.9 million, $106.3 million, and $284.9 million, respectively, of revenues for us, which we record as agency title premium. The amounts generated have declined significantly since 2003, in part due to a decline in the volume of refinancing transactions in the mortgage industry as a whole. We paid FIS commissions at the rate of 88% of premiums generated, equal to $80.9 million, $93.6 million, and $250.7 million for 2005, 2004, and 2003, respectively.
      Through June 30, 2005, we have leased equipment to a subsidiary of FIS. Revenue relating to these leases was $5.0 million, $8.4 million, and $7.3 million in 2005, 2004, and 2003, respectively.
      Beginning in September 2003, our expenses included amounts paid to a subsidiary of FIS for the provision by FIS to us of IT infrastructure support, data center management and related IT support services. For 2005, 2004, and 2003, expenses incurred related to such FIS services totaled $56.9 million, $56.6 million, and $12.4 million, respectively. Prior to September 2003, we performed these services ourselves and provided them to FIS. During 2003, we received payments from FIS of $5.4 million relating to these services that offset our other operating expenses. Subsequent to FNF’s acquisition of Alltel Information Services, Inc. in 2003, we performed these services ourselves. In addition, we incurred software expenses relating to an agreement with a subsidiary of FIS that approximated $7.7 million, $5.8 million, and $2.6 million in 2005, 2004, and 2003, respectively.
      Included as a reduction of our expenses for all periods are payments from FNF and FIS relating to the provision by us of corporate services to FNF and to FIS and its subsidiaries. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions, and general management. For the years ended December 31, 2005, 2004, and 2003, our expenses were reduced by $7.0 million, $9.4 million, and $9.2 million, respectively, related to the provision of these corporate services by us to FNF and its subsidiaries other than FIS and its subsidiaries. For the years ended December 31, 2005, 2004, and 2003, our expenses were reduced by $23.3 million, $75.1 million, and $39.5 million, respectively, related to the provision of corporate services by us to FIS and its subsidiaries.
      The title plant assets of several of our title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of our title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that we own and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which we pay a fee to FIS based on our use of, or access to, the title plant. For 2005, 2004, and 2003, our expenses to FIS under these arrangements were $29.9 million, $28.9 million, and $28.2 million, respectively. In addition, since November 2004, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. For the years ended December 31, 2005 and 2004, the revenues from these title plant royalties were $3.0 million and $0.3 million, respectively. We have entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not to re-sell) the starters databases and back plant databases of our title insurance subsidiaries. Starters databases are our databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of our applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. We also do business with additional entities within FIS that provide real estate information to our operations, for which we recorded expenses of $10.9 million, $9.9 million, and $11.4 million in 2005, 2004, and 2003, respectively.
      We also have certain license and cost sharing agreements with FIS. We recorded expense of $11.9 million, $12.8 million and $17.9 million relating to these agreements in 2005, 2004 and 2003, respectively.
      Also, we capitalized software costs of $11.2 million paid to FIS relating to a development agreement.

      Our financial statements reflect allocations for a lease of office space to us for our corporate headquarters and business operations in the amounts of $3.8 million, $2.8 million, and $0.5 million in 2005, 2004, and 2003, respectively.
      We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. Although the commission rate paid on the title insurance premiums written by the FIS title agencies was set without negotiation, we believe the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, we believe that the fees charged to us by FIS are at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The IT infrastructure support and data center management services provided to us by FIS are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s length, and may not represent the terms that we might have obtained from an unrelated third party.
      Notes receivable from FNF, due from FNF and notes payable to FNF as of December 31, 2005 and December 31, 2004 were as follows:

	As of
	December 31,

	2005	2004

	(In millions)
Notes receivable from FNF	$19.0	$22.8
Due from FNF	32.7	63.7
Notes payable to FNF	497.8	—
      We have notes receivable from FNF relating to agreements between our title underwriters and FNF. These notes amounted to $19.0 million and $22.8 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, these notes bear interest at 5.1%. We earned interest revenue of $1.0 million, $1.0 million, and $0.7 million relating to these notes during 2005, 2004, and 2003, respectively.
      We are included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. Due from FNF at December 31, 2005 and 2004, includes a receivable from FNF relating to overpayment of taxes of $11.5 million and $63.6 million, respectively.
      On September 30, 2005, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following the issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to accept the outstanding FNF notes in exchange for FNT notes we issued having substantially the same terms. On January 18, 2006, we completed these exchange offers and received $241,347,000 in aggregate principal amount of FNF’s 7.30% Notes due August 15, 2011, and the entire $250,000,000 in aggregate principal of FNF’s 5.25% Notes due March 15, 2013. The FNF notes received by us in the exchange were subsequently delivered to FNF in partial redemption of the 7.30% Mirror Note due August 15, 2011, and in full redemption of the 5.25% Mirror Note due March  15, 2013. In order to reflect the partial redemption of the 7.30% Mirror Note due August 15, 2011, the original note has been replaced with an identical Mirror Note with a principal balance of $8,653,000, which reflects the unredeemed portion of the original Mirror Note. Interest on each mirror note has been accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate. We may seek to acquire some or all of the 7.30% FNF Notes remaining outstanding, through purchases in the open market, privately negotiated purchases or otherwise. In the event that any such notes are acquired by us, we anticipate that we would deliver them to FNF in further redemption of the remaining 7.30% Mirror Note due August 15, 2011.
      On October 24, 2005, we borrowed $150 million under our revolving credit facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of our subsidiaries to FNF in August 2005.

Business Trends and Conditions
      Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
      Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above.
      Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which again significantly increased the volume of refinance activity. In 2004 and 2005, mortgage rates increased as the Federal Reserve Board increased interest rates by 325 basis points since June 2004, resulting in decreases in refinance activity. Notwithstanding the increase in interest rates, home prices appreciated strongly in many markets in 2004, benefiting our revenues. In 2005, refinance activity has been lower than in 2004, but purchase loan originations have continued to increase and home prices have continued to appreciate. The decreased refinance activity is evidenced by the Mortgage Bankers Association’s (“MBA”) statistics showing that approximately 46.5% of new loan originations in 2005 were refinance transactions as compared with approximately 52.8% in 2004. The ten-year treasury rate has increased from 3.0% in June 2003 to 4.5% at the end of 2005. According to the MBA, U.S. mortgage originations (including refinancings) were approximately $2.4 trillion, $2.8 trillion, and $3.8 trillion in 2005, 2004, and 2003, respectively. The MBA’s Mortgage Finance Forecast estimates a $2.24 trillion mortgage origination market for 2006, which would be a 19.2% decrease from 2005. The MBA further predicts that the 19.2% decrease will result from purchase transactions declining from $1.49 billion in 2005 to $1.43 billion in 2006, or 3.6%, and refinancing transactions dropping from $1.29 billion to $0.81 billion, or 37.1%. We expect that current interest rate levels and any future increase in interest rates will most likely result in lower levels of mortgage originations in 2006 than in 2005 or 2004.
      Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest in terms of revenue due to a higher volume of home sales in the summer months and the fourth quarter is also strong due to commercial customers desiring to complete transactions by year end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.
Critical Accounting Estimates
      The accounting estimates described below are those we consider critical in preparing our Consolidated and Combined Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A of Notes to the Consolidated and Combined Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our financial statements.
      Reserve for Claim Losses. Title companies issue two types of policies since both the buyer and lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner’s policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender’s policy insures the priority of the lender’s security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss from events that predated the issuance of the policy.
      Unlike many other forms of insurance, title insurance requires only a one-time premium for continuous coverage until another policy is warranted due to changes in property circumstances arising from refinance, resale, additional liens, or other events. Unless we issue the subsequent policy, we receive no notice that our exposure under our policy has ended and as a result we are unable to track the actual terminations of our exposures.
      Our reserve for claim losses includes reserves for known claims (“PLR”) as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error.
      The table below summarizes our reserves for known claims and incurred but not reported claims.

	As of December 31,		As of December 31,

	2005	%	2004	%

	(In thousands)
PLR	$231,007	21.7%	$223,202	22.8%
IBNR	832,850	78.3%	757,544	77.2%

Total Reserve	$1,063,857	100.0%	$980,746	100.0%

      Although most claims against title insurance policies are reported relatively soon after the policy has been issued, claims may be reported many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims, and other factors.
      We continually update loss reserve estimates by utilizing both internal and external resources. Management performs a detailed study of loss reserves based upon the latest available information at the end of each quarter and year. In addition, an independent actuarial consulting firm assists us in analyzing our historic loss experience and developing statistical models to project ultimate loss expectancy. The actuaries prepare a formal analysis of our reserves at December 31 each year. Management examines both the quantitative and qualitative data provided by both the independent actuaries and internal sources such as our legal, claims, and underwriting departments to ultimately arrive at our best reserve estimate. Regardless of technique, all methods involve significant judgment and assumptions. Management strives to improve its loss reserve estimation process by enhancing its ability to analyze loss development patterns and we continually look for ways to identify new trends to reduce the uncertainty of our loss exposure. However, adjustments may be required as experience develops unexpectedly, new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis.
      Predicting ultimate loss exposure is predicated on evaluating past experience and adjusting for changes in current development and trends. Our independent actuaries’ work includes two principal steps. First, they use an actuarial technique known as the loss development method to calculate loss development factors for the Company. The loss development factors forecast ultimate losses for each policy year based on historic emergence patterns of the Company. Older policy year experience is applied to newer policy years to project future development. When new trends surface, the loss development factors are adjusted to incorporate the more recent development phenomena. Changes in homeownership patterns, increased property turnover rates, and a boom in refinance transactions all are examples of current events that reduce the tail exposure of the loss pattern and warrant these adjustments.
      In the second step, the loss development factors calculated in the first step are used to determine the portion of ultimate loss already reported. The percentage of ultimate losses not yet reported is then applied to the expected losses, which are estimated as the product of written premium and an expected loss ratio. The expected loss ratios are derived from an econometric model of the title insurance industry incorporating various economic variables including interest rates as well as industry related developments such as title plant automation and defalcations, which are misappropriations of funds from escrow accounts, to arrive at an expected loss ratio for each policy year.
      Using the above approach, our external actuaries develop a single point estimate rather than a range of reserves or a set of point estimates. The point estimate provided by our independent actuaries, combined with our known claim reserves, aggregated $1,147.5 million at December 31, 2005, as compared with our carried reserve of $1,063.9 million, a difference of $83.6 million, or 7.3%. Different professional judgment in three critical assumptions was the primary driver of the difference between the independent actuary’s point estimate and our carried reserve level: different weight given to a separate projection of individually significant losses (losses greater than $500,000); adjustments based on recent experience to realize emerging changes in refinance versus home sale activity; and cost reduction expectations with respect to of unallocated loss adjustment expense (“ULAE”) reserves. In the independent actuary’s estimate approximately one half of the effect of projecting significant losses separately was taken into consideration; whereas, our management applied full weight to such analysis. Additionally, the independent actuary’s estimate placed less weight on the effects of refinancings in the 2001-2002 policy years, some of the largest refinance years in history; whereas our management placed moderately greater weights on the effects of refinancing assumptions in such years. Finally, adjustments to the ULAE reserves were supported by management’s analysis of the true costs expected to be incurred in a claims run-off scenario.
      In our reserve setting process, our independent actuaries fulfill a function, which is to provide information that is utilized as part of the overall mix of information that our management uses to set our reserves, but this is only one component of management’s evaluation process. While there can be no assurance as to the precision of loss reserve estimates, as shown in the table below, our development on prior years’ loss reserves over the past three years has generally been within a narrow range using the reserve setting processes described above.
      Our analysis of our reserves as of December 31, 2005 demonstrates management’s continued efforts to improve its loss reserve estimate. In 2004, we incorporated into our methodology a separate analysis of mega claims (defined as claims with incurred amounts greater than $500,000). Prior to the separate analysis of mega claims, such claims influenced the loss development factors used in the actuarial methods by creating a multiplicative effect for newer policy years’ loss projections. The adjudication of mega claims is handled by specific attorneys and may have different emergence patterns than non-mega title claims.
      In addition, adjustments were made to reflect the reduced ultimate exposure of recent policy years due to unprecedented refinancing activity and property turnover rates. Our hypothesis, which is supported by recent data, is that a lower percentage of policies from prior years remain in force due to the substantial turnover in property mortgages. Furthermore, it is our belief that refinance transactions develop differently than resale transactions in that there appears to be an acceleration of claim activity as claims are reported more quickly. As a result, we have incorporated the effect of these assumptions into our loss projections.
      The table below presents our loss development experience for the past three years. As can be seen in the table, the variability in loss estimates over the past three years has ranged from favorable development in an amount equal to 0.3% of title premiums to adverse development of 0.7% of title premiums with the average being unfavorable development of 0.4% over the three year period. Assuming that variability of potential reserve estimates is + or - 0.4%, the effect on pretax earnings would be as presented in the last line of the table.

	2005	2004	2003

	(In thousands)
Beginning Balance	$980,746	$932,439	$887,973
Reserve Assumed	1,000	38,597	4,203
Claims Loss provision related to:
Current year	319,730	275,982	237,919
Prior years	34,980	(16,580)	10,915

Total claims loss provision	354,710	259,402	248,834

Claims paid, net of recoupments related to:
Current year	(14,479)	(19,095)	(11,591)
Prior years	(258,120)	(230,597)	(196,980)

Total claims paid, net of recoupments	(272,599)	(249,692)	(208,571)

Ending Balance	$1,063,857	$980,746	$932,439

Title Premiums	$4,948,613	$4,718,217	$4,700,750
Provision for claim losses as a percentage of title insurance premiums:
Current year	6.5%	5.8%	5.1%
Prior years	0.7%	(0.3)%	0.2%

Total Provision	7.2%	5.5%	5.3%

Sensitivity Analysis (effect on pretax earnings of a 0.4% loss ratio change)(1):
Ultimate Reserve Estimate +/-	$19,794	$18,873	$18,803

(1)	0.4% has been selected as an example; actual variability could be greater or less.
      Valuation of Investments. We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other than temporary impairment analysis. We believe that continuous monitoring and analysis has allowed for the proper recognition of other than temporary impairments over the past three year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. During 2005 and 2004, we recorded other than temporary impairments totaling $6.9 million and $6.6 million, respectively. During 2003, we recorded no other than temporary impairments.
      Goodwill. We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2005 and December 31, 2004, goodwill was $1,051.6 million and $959.6 million, respectively. The majority of our goodwill as of December 31, 2005 and 2004 relates to our Chicago Title acquisition. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and have determined that we have a fair value in excess of our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill.
      Long-Lived Assets. We review long-lived assets, primarily computer software, property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, we estimate the future net cash flows expected to be generated from the use of those assets and their eventual disposal. We would recognize an impairment loss if the aggregate future net cash flows were less than the carrying amount. We have not recorded any material impairment charges in the past three years. As a result, the carrying values of these assets could be significantly affected by the accuracy of our estimates of future net cash flows, which, similar to our goodwill analysis, cannot be estimated with certainty.
      Revenue Recognition. Our direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method, which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. We are likely to continue to have changes to our accrual for agency revenue in the future, but as demonstrated by this second quarter adjustment, the impact on net earnings of changes in these accruals is very small.

Results of Operations
      The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Direct title insurance premiums	$2,184,993	$2,003,447	$2,105,317
Agency title insurance premiums	2,763,973	2,714,770	2,595,433

Total title premiums	4,948,966	4,718,217	4,700,750
Escrow and other title-related fees	1,162,344	1,039,835	1,058,729

Total title and escrow	6,111,310	5,758,052	5,759,479
Interest and investment income	118,084	64,885	56,708
Realized gains and losses, net	44,684	22,948	101,839
Other income	41,783	43,528	52,689

Total revenue	6,315,861	5,889,413	5,970,715

Personnel costs	1,897,904	1,680,805	1,692,895
Other operating expenses	935,263	849,554	817,597
Agent commissions	2,140,912	2,117,122	2,035,810
Depreciation and amortization	102,105	95,718	79,077
Provision for claim losses	354,710	259,402	248,834
Interest expense	16,663	3,885	4,582

Total expenses	5,447,557	5,006,486	4,878,795

Earnings before income taxes and minority interest	868,304	882,927	1,091,920
Income tax expense	327,351	323,598	407,736

Earnings before minority interest	540,953	559,329	684,184
Minority interest	1,972	1,165	859

Net earnings	$538,981	$558,164	$683,325

Orders opened by direct title operations	3,052,805	3,142,945	3,771,393
Orders closed by direct title operations	2,169,656	2,249,792	2,916,201
      Total revenue in 2005 increased $432.4 million to $6,321.8 million, an increase of 7.3% compared to 2004 with increases in direct and agency title premiums and escrow and other title-related fees. Total revenue in 2004 decreased $81.3 million, or 1.4%, to $5,889.4 million from $5,970.7 million in 2003. Although the mix of direct and agency title premiums changed from 2003 to 2004, total title premiums and escrow and other title-related fees remained fairly consistent in 2004 as compared with 2003.
      Title insurance premiums were $4,949.0 million in 2005, $4,718.2 million in 2004, and $4,700.8 million in 2003. The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

			(In thousands)
Direct	$2,184,993	44.2%	$2,003,447	42.5%	$2,105,317	44.8%
Agency	2,763,973	55.8	2,714,770	57.5	2,595,433	55.2

Total title insurance premiums	$4,948,966	100.0%	$4,718,217	100.0%	$4,700,750	100.0%

      Direct title premiums increased from 2004 to 2005 and decreased from 2003 to 2004. From 2004 to 2005, an increase in average fee per file was partially offset by a decrease in closed order levels. From 2003 to 2004, a decrease in closed order levels was partially offset by an increase in average fee per file. The average fee per file in our direct operations was $1,487, $1,324, and $1,081 in 2005, 2004, and 2003, respectively. The increases in the average fee per file in 2005 and 2004 were consistent with the decline in the overall level of refinance activity experienced during those years. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy. The increases in average fee per file also reflect substantial appreciation in home prices during both periods and the strong levels of commercial activity in 2005 as compared to 2004. The decrease in closed order levels in each period reflects a weaker refinance market, partially offset by a strong, stable purchase market.
      Agency premiums increased $49.2 million in 2005 and $119.3 million in 2004. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. The increase in agency title premiums in 2004 was primarily attributed to an increase in agency premiums of $193.5 million due to our acquisition of APTIC in March 2004 that was offset by a decrease in the amount of agency revenue provided by FIS’s title agency operations. Margins on agency revenues are generally lower than margins on direct title insurance revenues. Agency revenues from FIS title agency businesses were $91.9 million, $106.3 million, and $284.9 million in 2005, 2004, and 2003, respectively.
      Trends in escrow and other title-related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title-related fees during the three-year period ended December 31, 2005, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title-related fees were $1,162.3 million, $1,039.8 million, and $1,058.7 million during 2005, 2004, and 2003, respectively.
      Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2005 was $118.1 million, compared with $64.9 million in 2004 and $56.7 million in 2003. The increase in interest and investment income in 2005 is primarily due to an increase in the short-term investment and fixed income asset base and an increase in interest rates. Average invested assets were $3,732.6 million, $3,226.2 million and $2,811.5 million in 2005, 2004, and 2003, respectively. The tax equivalent yield in 2005, excluding realized gains and losses, was 3.8%, as compared with 2.7% in 2004 and 2.5% in 2003.
      Net realized gains and losses for 2005, 2004, and 2003 were $44.7 million, $22.9 million, and $101.8 million, respectively. Net realized gains in 2003 included a $51.7 million realized gain resulting from IAC InterActive Corp.’s acquisition of Lending Tree Inc. and the subsequent sale of our IAC Interactive Corp. common stock and a realized gain of $21.8 million on the sale of New Century Financial Corporation common stock.
      Other income represents revenue generated by other smaller real-estate related businesses that are not directly title-related. Other income was $41.8 million, $43.5 million, and $52.7 million in 2005, 2004, and 2003, respectively.
      Our operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as orders are received and processed and agent commissions which are incurred as revenue is recognized. Title insurance premiums, escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. Beginning during the second half of 2003, as open orders on refinance transactions declined with the increase in mortgage interest rates, we began reducing personnel costs with the reduction of approximately 22% of the title and escrow workforce from July to December of 2003. Considering the normal lag time between workforce reductions and the related reductions in personnel expense, we maintained personnel at appropriate levels during 2005 and 2004, including a reduction of approximately 8% of the title and escrow workforce in the fourth quarter of 2005, and will continue to monitor prevailing market conditions and adjust personnel costs in accordance with activity.
      Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,897.9 million, $1,680.8 million, and $1,692.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Personnel costs, as a percentage of direct title insurance premiums and escrow and other title-related fees, were 56.6% in 2005, compared with 55.2% in 2004 and 53.5% in 2003. The increase in personnel costs as a percentage of related revenue in 2005 is primarily due to a recent trend in salary increases relating to increased competition for top employees and the strong real estate environment. The increase in personnel costs as a percentage of related revenue in 2004 as compared to 2003 is attributable to the lag in reducing personnel to the appropriate level based on activity.
      Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $935.3 million, $849.6 million, and $817.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow and other title-related fees were 27.9% in both 2005 and 2004, and 25.8% in 2003. The increase in other operating expenses as a percentage of total direct title premiums and escrow and other fees in 2004 is consistent with the increase in personnel costs as a percentage of total direct title premiums and escrow and other fees.
      Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
      The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

	(In thousands)
Agent title premiums	$2,763,973	100.0%	$2,714,770	100.0%	$2,595,433	100.0%
Agent commissions	2,140,912	77.5	2,117,122	78.0	2,035,810	78.4

Net margin	$623,061	22.5%	$597,648	22.0%	$559,623	21.6%

      The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly.

      A summary of the reserve for claim losses is as follows:

	2005	2004	2003

	(In thousands)
Beginning balance	$980,746	$932,439	$887,973
Reserve assumed	1,000	38,597	4,203
Claims loss provision related to:
Current year	319,730	275,982	237,919
Prior years	34,980	(16,580)	10,915

Total claims loss provision	354,710	259,402	248,834

Claims paid, net of recoupments related to:
Current year	(14,479)	(19,095)	(11,591)
Prior years	(258,120)	(230,597)	(196,980)

Total claims paid, net of recoupments	(272,599)	(249,692)	(208,571)

Ending balance	$1,063,857	$980,746	$932,439

Provision for claim losses as a percentage of title insurance premiums only	7.2%	5.5%	5.3%

(1)	We assumed the outstanding reserve for claim losses of Service Link, APTIC, and ANFI in connection with their acquisitions in 2005, 2004, and 2003, respectively.
      Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The unfavorable title loss provision amounts in 2005 reflect a higher estimated loss for the 2005 policy year as well as higher than expected incurred losses and payment levels on previously issued policies. The title loss provision in 2004 reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. The unfavorable development during 2003 reflects higher than expected payment levels on previously issued policies.
      Interest expense for the years ended December 31, 2005, 2004, and 2003 was $16.7 million, $3.9 million, and $4.6 million, respectively. The increase in 2005 relates primarily to an increase in average borrowings as compared to the prior year including the $500 million in notes due to FNF and borrowings on the Credit Facility in 2005.
      Income tax expense as a percentage of earnings before income taxes for 2005, 2004, and 2003 was 37.7%, 36.6%, and 37.3%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as underwriting income versus investment income.
Liquidity and Capital Resources

Cash Requirements
      Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions and dividends on our common stock. We intend to pay an annual dividend of $1.16 on each share of our common stock, payable quarterly, or an aggregate of approximately $202.2 million per year, based on the number of shares we had outstanding as of the Distribution. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.
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
      Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. See “Item 1 — Business — Regulation.” As of December 31, 2005, $1.9 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2006, our first-tier title subsidiaries can pay or make distributions to us of approximately $289.9 million without prior regulatory approval. Our underwritten title companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
      In July 2005, we paid a cash dividend to FNF in the amount of $145 million. This dividend required prior regulatory approval, which was obtained. In August 2005, one of our subsidiaries that is not subject to regulatory limitations on dividend payments paid a dividend to FNF in the form of a promissory note having a principal amount of $150 million which was paid off in October 2005, using proceeds from the Company’s new credit agreement. On December 14, 2005, we paid a cash dividend of $0.25 per share for an aggregate amount of $43.6 million, made up of $35.8 million that we paid to FNF on shares of Class B common stock and $7.8 million that we paid to public shareholders on shares of Class A common stock. On February 8, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, payable March 28, 2006, to stockholders of record as of March 15, 2006, a 16% increase over the previous dividend.
      Our cash flows from operations were $697.5 million, $645.8 million, and $852.6 million in 2005, 2004, and 2003, respectively.

Capital Expenditures
      Our capital expenditures related to fixed assets were $85.4 million, $70.6 million, and $80.4 million in 2005, 2004, and 2003, respectively. Capital expenditures related to title plants were $6.8 million, $6.5 million, and $1.1 million in 2005, 2004, and 2003, respectively. Capital expenditures related to capitalized software were $8.1 million, $0.4 million, and $16.1 million in 2005, 2004, and 2003, respectively. We do not expect future capital expenditures to increase significantly.

Financing
      In connection with the Distribution, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public notes due in August 2011 and $250 million 5.25% public notes due in March 2013. Proceeds from the issuance of the FNF notes due 2011 were used by FNF to repay debt incurred in connection with the acquisition of our subsidiary, Chicago Title, and the proceeds from the FNF notes due 2013 were used for general corporate purposes. Following the issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to accept the outstanding FNF notes in exchange for FNT notes we issued having substantially the same terms. On January 18, 2006, we completed these exchange offers and received $241.3 million in aggregate principal amount of FNF’s 7.30% Notes due August 15, 2011, and the entire $250.0 million in aggregate principal of FNF’s 5.25% Notes due March 15, 2013. The FNF notes received by us in the exchange were subsequently delivered to FNF in partial redemption of the 7.30% Mirror Note due August 15, 2011, and in full redemption of the 5.25% Mirror Note due March 15, 2013. In order to reflect the partial redemption of the 7.30% Mirror Note due August 15, 2011, the original note has been replaced with an identical Mirror Note with a principal balance of $8.7 million, which reflects the unredeemed portion of the original Mirror Note. Interest on each mirror note has been accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The remaining mirror notes mature on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, we must repay the corresponding amount of the mirror note. We may seek to acquire some or all of the 7.30% FNF Notes remaining outstanding, through purchases in the open market, privately negotiated purchases or otherwise. In the event that any such notes are acquired by us, we anticipate that we would deliver them to FNF in further redemption of the remaining 7.30% Mirror Note due August 15, 2011.
      On October 17, 2005, the Company entered into a credit agreement (the “Credit Agreement”), dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The Credit Agreement provides for a $400 million unsecured revolving credit facility (the “Credit Facility”) maturing on the fifth anniversary of the closing date. Amounts under the revolving Credit Facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the Credit Facility. Voluntary prepayment of the Credit Facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the Credit Facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (LIBOR) rate plus a margin of between 0.35%-1.25%, depending on the Company’s then current public debt credit rating from the rating agencies.
      The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens and on the sale of assets, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates and certain amendments. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. We believe that we are in compliance with all covenants related to the Credit Agreement at December 31, 2005.
      On October 24, 2005, we borrowed $150 million under the Credit Facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of our subsidiaries to FNF in August 2005. During the fourth quarter of 2005, we repaid $50 million. At December 31, 2005, the outstanding balance was $100 million.
      We have agreed that, without FNF’s consent, we will not issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if after giving effect to the issuances and considering all of the shares of our capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate our results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by us or would not be able, if it so desired, to distribute the rest of our stock it holds to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of our outstanding common stock. See “Item 13 — Certain Relationships and Related Transactions.”

Contractual Obligations
      Our long-term contractual obligations generally include our loss reserves, our long-term debt and operating lease payments on certain of our property and equipment. As of December 31, 2005, our required payments relating to our long-term contractual obligations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Notes payable	$5,462	$—	$—	$—	$100,000	$497,800	$603,262
Operating lease payments	115,854	94,742	67,273	42,563	20,930	12,576	353,938
Reserve for claim losses	206,734	171,112	137,247	106,564	79,572	362,628	1,063,857
Pension and postretirement obligations	12,906	12,140	16,544	14,169	14,634	110,717	181,110

Total	$340,956	$277,994	$221,064	$163,296	$215,136	$983,721	$2,202,167

      As of December 31, 2005 we had reserves for claim losses of $1,063.9 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•	events such as fraud, defalcation, and multiple property title defects, that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments;

•	loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments; and

•	claims staffing levels whereby claims may be settled at a different rate based on the future staffing levels of the claims department.
Minimum Pension Liability Adjustment
      Discount rates that are used in determining our December 31, 2005 projected benefit obligation and 2005 net periodic pension costs were based on prevailing interest rates as of December 31, 2005. Similar to prior years, we considered investment grade corporate bond yields at that date as an appropriate basis in determining the discount rate. A decrease in the discount rate used at December 31, 2005 resulted in an additional minimum pension liability adjustment. As such, we recorded a net-of-tax charge of $2.0 million to accumulated other comprehensive loss in 2005 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”.
Off-Balance Sheet Arrangements
      In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated and Combined Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2005 related to these arrangements.

Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which requires that compensation cost relating to share-based payments be recognized in FNT’s financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. We had elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. Since we adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 will not be significant.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our Consolidated and Combined Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Note C of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2005.
Interest Rate Risk
      Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.
Equity Price Risk
      The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 31.4% of total liabilities) is not included in the hypothetical effects.
      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of or for the year ended December 31, 2005:

•	An approximate $80.8 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates were 100 basis points (lower) higher as of December 31, 2005. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

•	An approximate $37.1 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

•	It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

•	Interest expense on average variable rate debt outstanding would have been approximately $0.7 million higher (lower) if weighted average interest rates had been 100 basis points higher (lower) for the year ended December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Title Group, Inc.:
      We have audited the accompanying Consolidated and Combined Balance Sheets of Fidelity National Title Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related Consolidated and Combined Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005. These Consolidated and Combined Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated and Combined Financial Statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the Consolidated and Combined Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Title Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
March 13, 2006
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2005 includes $305,717 and $116,781 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $265,639 of pledged fixed maturity securities related to secured trust deposits	$2,457,632	$2,174,817
Equity securities, at fair value, at December 31, 2005 includes $3,401 of pledged equity securities related to the securities lending program	176,987	115,070
Other long-term investments	21,037	21,219
Short-term investments, at December 31, 2005 and 2004 includes $350,256 and $280,351, respectively, of pledged short-term investments related to secured trust deposits	645,082	508,383

Total investments	3,300,738	2,819,489
Cash and cash equivalents at December 31, 2005 includes $234,709 and $124,339 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2004 includes $195,200 of pledged cash related to secured trust deposits	462,157	268,414
Trade receivables, net of allowance of $13,583 in 2005 and $11,792 in 2004	178,998	145,447
Notes receivable, net of allowance of $1,466 in 2005 and $1,740 in 2004 and includes notes from related parties of $19,000 in 2005 and $22,800 in 2004	31,749	39,196
Goodwill	1,051,526	959,600
Prepaid expenses and other assets	377,049	311,730
Title plants	308,675	301,610
Property and equipment, net	156,952	164,916
Due from FNF	32,689	63,689

	$5,900,533	$5,074,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2005 includes $120,182 of security loans related to the securities lending program	$790,598	$603,705
Notes payable, including $497.8 million of notes payable to FNF at December 31, 2005	603,262	22,390
Reserve for claim losses	1,063,857	980,746
Secured trust deposits	882,602	735,295
Deferred tax liabilities	75,839	51,248

	3,416,158	2,393,384
Minority interests	4,338	3,951
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized, 300,000,000 shares as of December 31, 2005; issued, 31,147,357 shares as of December 31, 2005	3	—
Common stock, Class B, $0.0001 par value; authorized, 300,000,000 shares as of December 31, 2005; issued, 143,172,183 shares as of December 31, 2005	14	—
Additional paid-in capital	2,492,312	—
Retained earnings	82,771	—
Investment by FNF	—	2,719,056

	2,575,100	2,719,056
Accumulated other comprehensive loss	(78,892)	(42,300)
Unearned compensation	(16,171)	—

	2,480,037	2,676,756

	$5,900,533	$5,074,091

See Notes to Consolidated and Combined Financial Statements.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue:
Direct title insurance premiums	$2,184,993	$2,003,447	$2,105,317
Agency title insurance premiums, includes $91.9 million, $106.3 million, and $284.9 million of premiums from related parties in 2005, 2004, and 2003, respectively (See Note A)	2,763,973	2,714,770	2,595,433

Total title premiums	4,948,966	4,718,217	4,700,750
Escrow and other title related fees, includes $5.0 million, $8.4 million, and $7.3 million of revenue from related parties in 2005, 2004, and 2003, respectively (See Note A)	1,162,344	1,039,835	1,058,729

Total title and escrow	6,111,310	5,758,052	5,759,479
Interest and investment income, includes $1.0 million, $1.0 million, and $0.7 million of interest revenue from related parties in 2005, 2004, and 2003, respectively (See Note A)	118,084	64,885	56,708
Realized gains and losses, net	44,684	22,948	101,839
Other income	41,783	43,528	52,689

	6,315,861	5,889,413	5,970,715

Expenses:
Personnel costs, excludes $27.2 million, $34.5 million, and $14.8 million of personnel costs allocated to related parties in 2005, 2004, and 2003, respectively (See Note A)	1,897,904	1,680,805	1,692,895
Other operating expenses, includes $14.3 million, $53.8 million, and $15.8 million of other operating expenses from related parties net of amounts allocated to related parties in 2005, 2004, and 2003, respectively (See Note A)	935,263	849,554	817,597
Agent commissions, includes agent commissions of $80.9 million, $93.6 million, and $250.7 million paid to related parties in 2005, 2004, and 2003, respectively (See Note A)	2,140,912	2,117,122	2,035,810
Depreciation and amortization	102,105	95,718	79,077
Provision for claim losses	354,710	259,402	248,834
Interest expense	16,663	3,885	4,582

	5,447,557	5,006,486	4,878,795

Earnings before income taxes and minority interest	868,304	882,927	1,091,920
Income tax expense	327,351	323,598	407,736

Earnings before minority interest	540,953	559,329	684,184
Minority interest	1,972	1,165	859

Net earnings	$538,981	$558,164	$683,325

Basic net earnings per share	$3.11	—	—

Weighted average shares outstanding, basic basis	173,463	—	—

Diluted net earnings per share	$3.11	—	—

Weighted average shares outstanding, diluted basis	173,575	—	—

Unaudited proforma net earnings per share — basic and diluted	—	$3.22	—

Unaudited proforma weighted average shares outstanding — basic and diluted	—	172,951	—

See Notes to Consolidated and Combined Financial Statements.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net earnings	$538,981	$558,164	$683,325

Other comprehensive earnings (loss):
Unrealized losses on investments, net(1)	(34,612)	(18,684)	(13,345)
Minimum pension liability adjustment(2)	(1,980)	(11,764)	(9,988)

Other comprehensive earnings (loss)	(36,592)	(30,448)	(23,333)

Comprehensive earnings	$502,389	$527,716	$659,992

(1)	Net of income tax benefit of $20.8 million, $10.7 million and $7.9 million for 2005, 2004 and 2003, respectively.

(2)	Net of income tax benefit of $1.2 million, $6.9 million and $6.4 million in 2005, 2004 and 2003, respectively.
See Notes to Consolidated and Combined Financial Statements.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock

								Accumulated
	Class A		Class B		Additional			Other
					Paid-In	Retained	Investment	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	by FNF	Earnings(Loss)	Compensation	Total

	(In thousands, except per share data)
Balance, December 31, 2002	—	$—	—	$—	$—	$—	$2,223,003	$11,481	$—	$2,234,484
Other comprehensive loss — minimum pension liability adjustment — net of tax	—	—	—	—	—	—	—	(9,988)	—	(9,988)
Other comprehensive loss — unrealized loss on investments — net of tax	—	—	—	—	—	—	—	(13,345)	—	(13,345)
Net distribution of capital	—	—	—	—	—	—	(16,390)	—	—	(16,390)
Dividend to FNF	—	—	—	—	—	—	(408,900)	—	—	(408,900)
Net earnings	—	—	—	—	—	—	683,325	—	—	683,325

Balance, December 31, 2003	—	—	—	—	—	—	2,481,038	(11,852)	—	2,469,186

Other comprehensive loss — minimum pension liability adjustment — net of tax	—	—	—	—	—	—	—	(11,764)	—	(11,764)
Other comprehensive loss — unrealized loss on investments — net of tax	—	—	—	—	—	—	—	(18,684)	—	(18,684)
Net contribution of capital by FNF	—	—	—	—	—	—	117,854	—	—	117,854
Dividend to FNF	—	—	—	—	—	—	(438,000)	—	—	(438,000)
Net earnings	—	—	—	—	—	—	558,164	—	—	558,164

Balance, December 31, 2004	—	—	—	—	—	—	2,719,056	(42,300)	—	2,676,756

Transactions prior to the stock distribution:
Net contributions of capital by FNF	—	—	—	—	6,526	—	134,664	—	—	141,190
Dividends paid to FNF	—	—	—	—	—	—	(797,575)	—	—	(797,575)
Net earnings	—	—	—	—	—	—	412,631	—	—	412,631
Distribution of common stock	30,370	3	143,176	14	2,468,759	—	(2,468,776)	—	—	—
Transactions subsequent to the stock distribution:
Issuance of restricted stock	777	—	—	—	17,027	—	—	—	(17,027)	—
Other comprehensive loss — minimum pension liability adjustment — net of tax	—	—	—	—	—	—	—	(1,980)	—	(1,980)
Other comprehensive loss — unrealized loss on investments — net of tax	—	—	—	—	—	—	—	(34,612)	—	(34,612)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	856	856
Dividends paid to Class A shareholders	—	—	—	—	—	(7,787)	—	—	—	(7,787)
Dividends paid to FNF	—	—	—	—	—	(35,792)	—	—	—	(35,792)
Net earnings	—	—	—	—	—	126,350	—	—	—	126,350

Balance, December 31, 2005	31,147	$3	143,176	$14	$2,492,312	$82,771	$—	$(78,892)	$(16,171)	$2,480,037

See Notes to Consolidated and Combined Financial Statements.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$538,981	$558,164	$683,325
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,105	95,718	79,077
Net increase in reserve for claim losses	82,064	6,088	38,158
Gain on sales of investments and other assets	(44,684)	(22,948)	(101,839)
Stock-based compensation cost	12,440	5,418	4,864
Minority interest	1,972	1,165	859
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(2,705)	1,514	11,647
Net increase in trade receivables	(31,147)	(11,241)	(7,630)
Net decrease in prepaid expenses and other assets	277	18,295	58,829
Net (decrease) increase in accounts payable and accrued liabilities	(61,737)	(13,474)	61,876
Net increase in income taxes	99,905	7,099	23,462

Net cash provided by operating activities	697,471	645,798	852,628

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	2,289,798	2,579,401	1,849,862
Proceeds from maturities of investment securities available for sale	380,836	204,783	318,302
Proceeds from sales of real estate, property and equipment	40,690	5,620	5,141
Collections of notes receivable	15,769	7,788	15,480
Additions to title plants	(6,754)	(6,533)	(1,105)
Additions to property and equipment	(85,384)	(70,636)	(80,418)
Additions to capitalized software	(8,058)	(415)	(16,133)
Additions to notes receivable	(8,471)	(5,414)	(3,665)
Purchases of investment securities available for sale	(2,761,803)	(3,244,321)	(2,184,319)
Net (purchases) proceeds of short-term investment activities	(137,853)	277,736	(76,192)
Acquisition of businesses, net of cash acquired	(137,242)	(115, 712)	(8,352)
Cash received as collateral on loaned securities, net	3,544	—	—

Net cash used in investing activities	(414,928)	(367,703)	(181,399)

Cash Flows From Financing Activities:
Borrowings	800,449	132	238
Debt service payments	(222,268)	(33,367)	(56,062)
Net contribution from (distribution to) FNF	134,664	101,639	(180,118)
Dividends paid to FNF	(833,367)	(438,000)	(408,900)
Dividends paid to Class A shareholders	(7,787)	—	—

Net cash used in financing activities	(128,309)	(369,596)	(644,842)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	154,234	(91,501)	26,387
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	73,214	164,715	138,328

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$227,448	$73,214	$164,715

See Notes to Consolidated and Combined Financial Statements.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies
      The following describes the significant accounting policies of Fidelity National Title Group, Inc. (“FNT”) and its subsidiaries (collectively, the “Company”) which have been followed in preparing the accompanying Consolidated and Combined Financial Statements.

Description of Business
      Fidelity National Title Group, Inc., through its principal subsidiaries, is the largest title insurance company in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. The Company operates its business through a single segment, title and escrow, and does not generate significant revenue from outside the United States. Although the Company earns title premiums on residential and commercial sale and refinance real estate transactions, the Company does not separately track its revenues from these various types of transactions.
      On September 26, 2005, Fidelity National Financial, Inc. (“FNF”) received all regulatory approvals required to contribute to FNT all of the legal entities that are consolidated and combined for presentation in these financial statements. On that date, FNF declared a dividend to its stockholders of record as of October 6, 2005 which resulted in a distribution of 17.5% of its interest in FNT, which represents the title insurance segment of FNF. Prior to October 17, 2005, FNT was a wholly-owned subsidiary of FNF. On October 17, 2005, FNF distributed to its stockholders 0.175 shares of FNT Class A common stock for each share of FNF common stock held on the record date (the “Distribution”). FNF beneficially owns 100% of the FNT Class B common stock representing 82.5% of the Company’s outstanding common stock. FNT Class B common stock has ten votes per share while FNT Class A common stock has one vote per share. Immediately following the Distribution and as of December 31, 2005, FNF controlled 97.9% of the voting rights of FNT. At December 31, 2005, the numbers of shares of Class A and Class B common stock were 31,147,357 and 143,172,183, respectively.
      In connection with the Distribution, the Company issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public notes due in August 2011 and $250 million 5.25% public notes due in March 2013. Original proceeds from the issuance of the 7.30% FNF notes due 2011 were used by FNF to repay debt incurred in connection with the acquisition of our subsidiary, Chicago Title, and the proceeds from the 5.25% FNF notes due 2013 were used for general corporate purposes. Following the issuance of the Mirror Notes, the Company filed a Registration Statement on Form S-4, pursuant to which the Company offered to exchange for the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce debt under the intercompany notes. On January 17, 2006, the offers expired. As of that time, $241,347,000 in aggregate principal amount of FNF’s 7.30% Notes due August 15, 2011, and the entire $250,000,000 in aggregate principal of FNF’s 5.25% Notes due March 15, 2013 had been validly tendered and not withdrawn in the exchange offers. The FNF notes received by FNT in the exchange were subsequently delivered to FNF in partial redemption of the 7.30% Mirror Note due August 15, 2011, and in full redemption of the 5.25% Mirror Note due March 15, 2013. In order to reflect the partial redemption of the 7.30% Mirror Note due August 15, 2011, the original note has been replaced with an identical Mirror Note with a principal balance of $8,653,000, which reflects the unredeemed portion of the original Mirror Note. See “Liquidity and Capital Resources.”
      On October 17, 2005, the Company also entered into a credit agreement in the amount of $400 million. On October 24, 2005, the Company borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation and Basis of Presentation
      Prior to the Distribution on October 17, 2005, the accompanying Consolidated and Combined Financial Statements include those assets, liabilities, revenues and expenses directly attributable to the Company’s operations and allocations of certain FNF corporate assets, liabilities and expenses to the Company. These amounts have been allocated to the Company on the basis that is considered by management to reflect most fairly or reasonably the utilization of the services provided to, or the benefit obtained by, the Company. Management believes the methods used to allocate these amounts are reasonable. Beginning on October 17, 2005, the entities that currently make up the Company were consolidated under a holding company structure and the accompanying Consolidated and Combined Financial Statements reflect activity subsequent to that date. All significant intercompany profits, transactions and balances have been eliminated in consolidation and combination. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand-alone entity during the periods covered. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. The Company records minority interest liabilities related to minority shareholders’ interest in consolidated affiliates. All dollars presented herein are in thousands of dollars unless otherwise noted.

Earnings per Share and Unaudited Proforma Net Earnings per Share
      Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive securities. The Company has granted certain shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share. Because there were no outstanding shares prior to the Distribution, basic and diluted weighted average shares outstanding for 2005 have been calculated as if shares outstanding and common stock equivalents at October 18, 2005 had been outstanding for the entire year.
      The following table presents the computation of basic and diluted earnings per share for the year ended December 31, 2005 (in thousands except per share data). Prior to October 18, 2005, the historical financials of the Company were combined and thus presentation of earnings per share for 2004 was computed on a pro forma basis as presented in our Form S-1.

Basic and diluted net earnings	$538,981

Weighted average shares outstanding during the year, basic basis	173,463
Plus: Common stock equivalent shares	111

Weighted average shares outstanding during the year, diluted basis	173,574
Basic earnings per share	$3.11

Diluted earnings per share	$3.11

      The Company granted options to purchase 2,206,500 shares of the Company’s common stock in October 2005, all of which were excluded from the computation of diluted earnings per share because they were anti-dilutive.
      Unaudited proforma net earnings per share for the year ended December 31, 2004, has been calculated using the number of outstanding shares of FNF common stock as of a date prior to the Distribution.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Transactions with Related Parties
      The Company’s financial statements reflect transactions with other businesses and operations of FNF, including those being conducted by another FNF subsidiary, Fidelity National Information Services, Inc. (“FIS”).
      A detail of related party items included in revenues and expenses is as follows:

	2005	2004	2003

	(In millions)
Agency title premiums earned	$91.9	$106.3	$284.9
Rental income earned	5.0	8.4	7.3
Interest revenue	1.0	1.0	0.7

Total revenue	$97.9	$115.7	$292.9

Agency title commissions	$80.9	$93.6	$250.7
Data processing costs	56.9	56.6	12.4
Data processing costs allocated	—	—	(5.4)
Corporate services allocated	(30.3)	(84.5)	(48.7)
Title insurance information expense	28.1	28.6	28.2
Other real-estate related information	10.9	9.9	11.4
Software expense	7.7	5.8	2.6
Rental expense	3.8	2.8	0.5
License and cost sharing	11.9	12.8	17.9

Total expenses	$169.9	$125.6	$269.6

Total pretax impact of related party activity	$(72.0)	$(9.9)	$23.3

      An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For 2005, 2004, and 2003, these FIS operations generated $91.9 million, $106.3 million, and $284.9 million, respectively, of revenues for the Company, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of 88% of premiums generated, equal to $80.9 million, $93.6 million, and $250.7 million for 2005, 2004, and 2003, respectively.
      Through June 30, 2005, the Company leased equipment to a subsidiary of FIS. Revenue relating to these leases was $5.0 million, $8.4 million, and $7.3 million in 2005, 2004, and 2003, respectively.
      Beginning in September 2003, the Company’s expenses included amounts paid to a subsidiary of FIS for the provision by FIS to FNT of information technology infrastructure support, data center management and related IT support services. For 2005, 2004, and 2003, the amounts included in the Company’s expenses to FIS for these services were $56.9 million, $56.6 million, and $12.4 million, respectively. Prior to September 2003, the Company performed these services itself and provided them to FIS. During 2003, FNT received payments from FIS of $5.4 million relating to these services that offset the Company’s other operating expenses. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expense of $7.7 million, $5.8 million, and $2.6 million in 2005, 2004, and 2003, respectively.
      Included as a reduction of expenses for all periods are payments from FNF and FIS relating to the provision by FNT of corporate services to FNF and to FIS and its subsidiaries. These corporate services

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
include accounting, internal audit and treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the years ended December 31, 2005, 2004, and 2003, our expenses were reduced by $7.0 million, $9.4 million, and $9.2 million, respectively, related to the provision of corporate services by the Company to FNF and its subsidiaries (other than FIS and its subsidiaries). For the years ended December 31, 2005, 2004, and 2003, our expenses were reduced by $23.3 million, $75.1 million, and $39.5 million, respectively, related to the provision of corporate services by us to FIS and its subsidiaries.
      The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. For 2005, 2004, and 2003, the Company’s payments to FIS under these arrangements were $29.9 million, $28.9 million, and $28.2 million, respectively. In addition, since November 2004, each applicable title insurance underwriter in turn has received a royalty on sales of access to its title plant assets. For the years ended December 31, 2005 and 2004, the revenues from these title plant royalties were $3.0 million and $0.3 million, respectively. The Company has also entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not to re-sell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities within the information services segment of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $10.9 million, $9.9 million, and $11.4 million in 2005, 2004, and 2003, respectively.
      The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense of $11.9 million, $12.8 million, and $17.9 million relating to these agreements in 2005, 2004, and 2003, respectively
      Also, the Company capitalized software costs of $11.2 million paid to FIS relating to a development agreement.
      The Company’s financial statements reflect allocations for a lease of office space to us for our corporate headquarters and business operations in the amounts of $3.8 million, $2.8 million, and $0.5 million in 2005, 2004, and 2003.
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

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Amounts Due from/to FNF are as follows:

	As of
	December 31,

	2005	2004

	(In millions)
Notes receivable from FNF	$19.0	$22.8
Due from FNF	32.7	63.7
Notes payable to FNF (See Note G)	497.8	—
      The Company has notes receivable from FNF relating to agreements between its title underwriters and FNF. These notes amounted to $19.0 million and $22.8 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, these notes bear interest at 5.1%. The Company earned interest revenue of $1.0 million, $1.0 million, and $0.7 million relating to these notes during 2005, 2004, and 2003, respectively.
      The Company is included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. Due from FNF at December 31, 2005 and 2004, includes a receivable from FNF relating to overpayment of taxes of $11.5 million and $63.6 million, respectively. The Company paid $255.9 million, $371.5 million, and $395.1 million to FNF for taxes owed in 2005, 2004 and 2003, respectively.
      Our financial statements reflect allocations for a lease of office space to us for our corporate headquarters and business operations. In connection with the Distribution, we entered into a lease with FIS, pursuant to which FIS leases office space to us for our corporate headquarters and business operations.

Investments
      Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Included in fixed maturities are mortgage-backed securities, which are recorded at purchased cost. Discount or premium is recorded for the difference between the purchase price and the principal amount. Any discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for retrospectively.
      Equity securities are considered to be available for sale and are carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.
      Other long-term investments consist primarily of equity investments accounted for under the equity method of accounting.
      Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
      Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated and Combined Balance Sheets for these instruments approximate their fair value.

Fair Value of Financial Instruments
      The fair values of financial instruments presented in the applicable notes to the Company’s Consolidated and Combined Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

Trade and Notes Receivables
      The carrying values reported in the Consolidated and Combined Balance Sheets for trade and notes receivables approximate their fair value.

Goodwill
      Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis.
      As required by SFAS No. 142, the Company completed annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date, and has determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

Other Intangible Assets
      The Company has other intangible assets which consist primarily of customer relationships which are generally recorded in connection with acquisitions at their fair value. SFAS No. 142 requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life.
      At December 31, 2005 and 2004, prepaid expenses and other assets on the consolidated and combined balance sheets included other intangible assets of $108.6 million, less accumulated amortization of $37.8 million, and $61.5 million, less accumulated amortization of $22.7 million, respectively. Amortization expense relating to other intangible assets was $15.1 million, $13.0 million, and $1.9 million for the years ended 2005, 2004, and 2003, respectively. Future amortization expense relating to these assets is $17.6 million in 2006, $14.5 million in 2007, $10.6 million in 2008, $6.8 million in 2009, $5.4 million in 2010, and $15.9 million thereafter.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Capitalized Software
      Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a three-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life, generally three to seven years. Capitalized computer software development costs are accounted for in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At the beginning of application development, software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to application development of a product are expensed as incurred and are not significant. The cost of computer software is amortized on a product-by-product basis when ready for use for internally developed software and the date of purchase for purchased software. The capitalized cost of internally developed capitalized software is amortized on a straight-line basis over its estimated useful life, generally seven years.
      At December 31, 2005 and 2004, included in prepaid expenses and other assets on the consolidated and combined balance sheets were capitalized software costs of $109.5 million, less accumulated amortization of $40.0 million, and $101.0 million, less accumulated amortization of $23.7 million, respectively. Amortization expense relating to computer software was $19.2 million, $17.2 million, and $14.4 million for 2005, 2004, and 2003, respectively.

Title Plants
      Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired.

Property and Equipment
      Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Reserve for Claim Losses
      The Company’s reserve for claim losses includes known claims for title insurance as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written.
      The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.
      If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

Secured Trust Deposits
      In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s consolidated and combined balance sheets reflect a secured trust deposit liability of $882.6 million and $735.3 million at December 31, 2005 and 2004, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

Income Taxes
      The Company’s operating results have been historically included in FNF’s consolidated U.S. Federal and State income tax returns and the Company is a party to an agreement with FNF which governs the respective rights, responsibilities and obligations of FNF and us with respect to tax liabilities and refunds and other tax-related matters. The provision for income taxes in the Consolidated and Combined Statements of Earnings is made at rates consistent with what the Company would have paid as a stand-alone taxable entity. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Reinsurance
      In a limited number of situations, the Company limits its maximum loss exposure by reinsuring certain risks with other insurers. The Company also earns a small amount of additional income, which is reflected in the Company’s direct premiums, by assuming reinsurance for certain risks of other insurers. The Company also cedes a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.

Revenue Recognition
      Direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent.

Stock-Based Compensation Plans
      Certain FNT employees are participants in FNT’s and FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. The amounts below relating to the FNF plans are based on

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
allocations of FNF’s stock compensation expense relating to awards given to FNT employees during the historical period.
      The Company accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as of the beginning of 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled. The Company has provided for stock compensation expense of $12.5 million, $5.4 million, and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in personnel costs in the Consolidated and Combined Statements of Earnings.
      The following table illustrates the effect on net earnings for the years ended December 31, 2005, 2004, and 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all awards held by FNT employees who are plan participants (in thousands):

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net earnings, as reported	$538,981	$558,164	$683,325
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	7,839	3,360	3,016
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,277)	(4,268)	(8,124)

Pro forma net earnings	$538,543	$557,256	$678,217

Earnings per share:
Basic — as reported	$3.11

Basic — pro forma	$3.10

Diluted — as reported	$3.11

Diluted — pro forma	$3.10

Pro forma net earnings per share — basic and diluted, as reported		$3.22

Pro forma net earnings per share — basic and diluted, adjusted for SFAS 123 effects		$3.22

Management Estimates
      The preparation of these Consolidated and Combined Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated and Combined Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

B.	Acquisitions
      The results of operations and financial position of the entities acquired during any year are included in the Consolidated and Combined Financial Statements from and after the date of acquisition. These acquisitions were made by the Company or FNF and then contributed to FNT by FNF. The acquisitions made by FNF and contributed to FNT are included in the related Consolidated and Combined Financial Statements as capital contributions. Based on the Company’s valuation, any difference between the fair value of the identifiable assets and liabilities and the purchase price paid is recorded as goodwill. Pro forma disclosures for acquisitions are considered immaterial to the results of operations for 2005, 2004, and 2003.

Service Link
      On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The acquisition price was approximately $110 million in cash. The Company recorded approximately $76.2 million in goodwill and approximately $33.6 in other amortizable intangible assets relating to this transaction.

American Pioneer Title Insurance Company
      On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash, subject to certain equity adjustments. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in the state of Florida. APTIC operates under the Company’s Ticor Title brand. The Company recorded approximately $34.5 million in goodwill and approximately $10.6 in other amortizable intangible assets relating to this transaction.

LandCanada
      On October 9, 2003, the Company acquired LandCanada, a provider of title insurance and related mortgage document production in Canada, for $17.6 million in cash. The Company recorded approximately $8.7 million in goodwill relating to this transaction.

Key Title Company
      On March 31, 2003, the Company acquired Key Title Company (“Key Title”) for $22.5 million in cash. Key Title operates in 12 counties in the state of Oregon. The Company recorded approximately $2.0 million in goodwill relating to this transaction.

ANFI, Inc.
      On March 26, 2003, the Company merged with ANFI, Inc. (“ANFI”), which is predominately a California underwritten title company, and ANFI became a wholly-owned subsidiary of FNF. In the merger, each share of ANFI common stock (other than ANFI common stock FNF already owned) was exchanged for 0.454 shares of FNF’s common stock. FNF issued 5,183,103 shares of its common stock worth approximately $136.7 million to the ANFI stockholders in the merger, net of cash acquired. The Company recorded approximately $83.6 million in goodwill and $33.1 million in other amortizable intangible assets relating to this transaction.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

C.	Investments
      The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2005 and 2004 are as follows:

	December 31, 2005

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(In thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$852,223	$868,290	$188	$(16,255)	$852,223
States and political subdivisions	993,815	1,003,179	1,579	(10,943)	993,815
Corporate debt securities	590,410	601,780	471	(11,841)	590,410
Foreign government bonds	21,141	21,398	7	(264)	21,141
Mortgage-backed securities	43	40	3	—	43

	$2,457,632	$2,494,687	$2,248	$(39,303)	$2,457,632

	December 31, 2004

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Fair Value

	(In thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$707,007	$708,885	$1,058	$(2,936)	$707,007
States and political subdivisions	991,696	982,794	11,973	(3,071)	991,696
Corporate debt securities	388,429	392,518	320	(4,409)	388,429
Foreign government bonds	4,189	4,178	11	—	4,189
Mortgage-backed securities	83,496	83,311	355	(170)	83,496

	$2,174,817	$2,171,686	$13,717	$(10,586)	$2,174,817

      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2005, 2004, and 2003 was $(40.2) million, $(26.1) million, and $(20.6) million, respectively.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2005:

	December 31, 2005

	Amortized
Maturity	Cost	% of Total	Fair Value	% of Total

	(In thousands)
One year or less	$347,745	13.9%	$345,246	14.0%
After one year through five years	1,190,201	47.7	1,168,915	47.6
After five years through ten years	736,030	29.6	723,827	29.5
After ten years	220,671	8.8	219,601	8.9
Mortgage-backed securities	40	—	43	—

	$2,494,687	100.0%	$2,457,632	100.0%

Subject to call	$322,319	12.9%	$318,929	13.0%

      Fixed maturity securities valued at approximately $95.3 million and $71.9 million were on deposit with various governmental authorities at December 31, 2005 and 2004, respectively, as required by law.
      Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      Equity securities at December 31, 2005 and 2004 consist of investments in various industrial and miscellaneous other industry groups. At December 31, 2005, the Company held equity securities with a total cost of $185,651 and an aggregate fair value of $176,987. At December 31, 2004, the Company held equity securities with a total cost of $108,574 and an aggregate fair value of $115,070.
      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2005, gross unrealized gains and gross unrealized losses on equity securities were $7.2 million and $15.9 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $9.8 million and $3.3 million, respectively, as of December 31, 2004.
      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2005, 2004, and 2003 was $(15.2) million, $(4.5) million, and $(0.8) million, respectively.
      Interest and investment income consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash and cash equivalents	$13,987	$1,909	$1,513
Fixed maturity securities	70,924	55,817	45,973
Equity securities	2,154	(44)	1,749
Short-term investments	28,639	5,435	5,594
Notes receivable	2,380	1,768	1,879

	$118,084	$64,885	$56,708

      During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2005, the Company had security loans outstanding with a fair value of $120.2 million included in accounts

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
payable and accrued liabilities and the Company held cash in the amount of $124.3 million as collateral for the loaned securities.
      Net realized gains amounted to $44.7 million, $22.9 million, and $101.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. Included in 2003 net realized gains is a $51.7 million realized gain as a result of InterActive Corp’s acquisition of Lending Tree Inc. and the subsequent sale of the Company’s InterActive Corp common stock and a realized gain of $21.8 million on the sale of New Century Financial Corporation common stock.
      During the years ended December 31, 2005, 2004, and 2003, gross realized gains on sales of fixed maturity securities considered available for sale were $4.7 million, $8.6 million, and $17.6 million, respectively; and gross realized losses were $1.3 million, $0.3 million, and $2.2 million, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $1,889.9 million, $2,063.5 million, and $724.4 million during the years ended December 31, 2005, 2004, and 2003, respectively.
      During the years ended December 31, 2005, 2004, and 2003, gross realized gains on sales of equity securities considered available for sale were $48.7 million, $30.6 million, and $98.9 million, respectively; and gross realized losses were $26.1 million, $23.4 million, and $7.8 million, respectively. Gross proceeds from the sale of equity securities amounted to $520.7 million, $622.9 million, and $760.9 million during the years ended December 31, 2005, 2004, and 2003, respectively.
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$322,998	$(6,429)	$512,611	$(9,826)	$835,609	$(16,255)
States and political subdivisions	560,521	(6,187)	196,729	(4,756)	757,250	(10,943)
Corporate debt securities	250,163	(5,218)	274,974	(6,623)	525,137	(11,841)
Equity securities	79,560	(15,500)	6,330	(448)	85,890	(15,948)
Foreign government bonds	19,766	(264)	—	—	19,766	(264)

Total temporary impaired securities	$1,233,008	$(33,598)	$990,644	$(21,653)	$2,223,652	$(55,251)

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
2004	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$576,655	$(2,725)	$40,517	$(211)	$617,172	$(2,936)
States and political subdivisions	286,222	(2,609)	39,019	(462)	325,241	(3,071)
Mortgage-backed securities	22,309	(170)	—	—	22,309	(170)
Corporate debt securities	242,147	(2,615)	114,808	(1,794)	356,955	(4,409)
Equity securities	64,739	(1,998)	33,554	(1,332)	98,293	(3,330)

Total temporary impaired securities	$1,192,072	$(10,117)	$227,898	$(3,799)	$1,419,970	$(13,916)

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary. During 2005, the Company recorded an impairment charge on two investments that it considered to be other-than-temporarily impaired, which resulted in a charge of $6.9 million. During 2004, the Company incurred an impairment charge relating to two investments that it determined to be other than temporarily impaired, which resulted in a charge of $6.6 million.

D.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

	(In thousands)
Land	$1,109	$3,968
Buildings	12,077	22,726
Leasehold improvements	72,575	71,475
Furniture, fixtures and equipment	364,619	348,229

	450,380	446,398
Accumulated depreciation and amortization	(293,428)	(281,482)

	$156,952	$164,916

E.	Goodwill
      Goodwill consists of the following (in thousands):

Balance, December 31, 2003	$920,278
Goodwill acquired during the year	39,322

Balance, December 31, 2004	959,600
Goodwill acquired during the year	91,926

Balance, December 31, 2005	$1,051,526

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

F.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Accrued benefits	$238,058	$218,121
Salaries and incentives	197,565	186,057
Accrued recording fees and transfer taxes	45,857	48,827
Accrued premium taxes	31,937	24,343
Trade accounts payable	31,414	33,958
Security loans	120,184	—
Other accrued liabilities	125,583	92,399

	$790,598	$603,705

G.	Notes Payable
      Notes payable consist of the following (in thousands):

	December 31,	December 31,
	2005	2004

Unsecured note due to FNF, net of discount, interest payable semiannually at 7.3%, due August, 2011	$249,337	$—
Unsecured note due to FNF, net of discount, interest payable semiannually at 5.25%, due March, 2013	248,463	—
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.50%, (4.87% at December 31, 2005), unused portion of $300,000 at December 31, 2005	100,000	—
Other promissory notes with various interest rates and maturities	5,462	22,390

	$603,262	$22,390

      The carrying value of the Company’s notes payable was approximately $22.5 million lower than its estimated fair value at December 31, 2005. At December 31, 2004, the carrying value of the Company’s outstanding notes approximated estimated fair value. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2005.
      In connection with the Distribution, the Company issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirror FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Original proceeds from the issuance of the 2011 public debentures were used by FNF to repay debt incurred in connection with the acquisition of the Company’s subsidiary, Chicago Title, and the original proceeds from the 2013 public debentures were used for general corporate purposes. Interest on each Mirror Note accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The Mirror Notes mature on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, FNT must repay the corresponding Mirror Note. Following issuance of the Mirror Notes, the Company filed a Registration Statement on Form S-4, pursuant to which the Company offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce the debt under the intercompany notes. On January 17, the offers expired. As of that time, $241,347,000 aggregate principal

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
amount of the 7.30% notes due 2011 and the entire $250,000,000 aggregate principal amount of the 5.25% notes due 2013 had been validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, the Company issued a new 7.30% Mirror Note due in 2011 in the amount of $8,653,000, which is outstanding at December 31, 2005 and represents the principal amount of the portion of the original Mirror Notes that was not exchanged.
      On October 17, 2005, the Company entered into a Credit Agreement, dated as of October 17, 2005, with Bank of America, N.A. as Administrative Agent and Swing Line Lender (the “Credit Agreement”), and the other financial institutions party thereto. The Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between .35%-1.25%, depending on the Company’s then current public debt credit rating from the rating agencies. In addition, the Company will pay a 0.15% commitment fee on the entire facility.
      The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Company’s management believes that the Company is in compliance with all covenants related to the Credit Agreement at December 31, 2005.
      During the fourth quarter of 2005, the Company borrowed $150 million under this facility and paid it to FNF in satisfaction of a $150 million intercompany note issued by one of the Company’s subsidiaries to FNF in August 2005. During the fourth quarter of 2005, the Company repaid $50 million of this amount.
      Principal maturities of notes payable at December 31, 2005, are as follows (dollars in thousands):

2006	$5,462
2007	—
2008	—
2009	—
2010	100,000
Thereafter	497,800

$603,262

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

H.	Income Taxes
      Income tax expense consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current	$276,736	$298,737	$311,435
Deferred	50,615	24,861	96,301

	$327,351	$323,598	$407,736

      Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2005	2004	2003

Statement of earnings	$327,351	$323,598	$407,736
Other comprehensive income:
Minimum pension liability adjustment	(1,188)	(6,909)	(6,401)
Unrealized losses on investment securities, net	(20,767)	(10,786)	(7,939)

Total income tax expense (benefit) allocated to other comprehensive income	(21,955)	(17,695)	(14,340)

Total income taxes	$305,396	$305,903	$393,396

      A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.4)	(0.8)	(0.9)
Tax exempt interest income	(1.7)	(1.0)	(0.6)
State income taxes	4.0	2.3	2.5
Non-deductible expenses	1.4	0.6	0.5
Other	0.4	0.5	0.8

	37.7%	36.6%	37.3%

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The significant components of deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Employee benefit accruals	$45,290	$68,278
Pension	20,168	24,318
Accrued liabilities	16,161	8,474
Investment securities	11,984	—
State income taxes	10,605	10,793
Other	9,645	8,777

Total deferred tax assets	$113,853	$120,640

Deferred tax liabilities:
Amortization of goodwill and intangible assets	$(26,303)	$(27,040)
Title plant	(59,757)	(58,141)
Other	(12,396)	(18,973)
Depreciation	(17,532)	(22,083)
Insurance reserve basis differences	(60,070)	(26,589)
Investment securities	—	(8,395)
Bad debts	(11,090)	(10,667)
Lease accounting	(2,544)	—

Total deferred tax liabilities	(189,692)	(171,888)

Net deferred tax liability	$(75,839)	$(51,248)

      Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets or the realization of its deferred tax assets will coincide with the turnaround in its deferred tax liabilities. A valuation allowance will be established for any portion of a deferred tax asset that management believes may not be realized. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
      As of January 1, 2005, FNF has agreed to participate in a new Internal Revenue Service pilot program (Compliance Audit Program or CAP) that is a real-time audit for 2005 and future years. The Internal Revenue Service is also currently examining FNF’s tax returns for years 2004, 2003 and 2002. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

I.	Summary of Reserve for Claim Losses
      Following is a summary of the reserve for claim losses:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$980,746	$932,439	$887,973
Reserves assumed(1)	1,000	38,597	4,203
Claim loss provision related to:
Current year	319,730	275,982	237,919
Prior years	34,980	(16,580)	10,915

Total claim loss provision	354,710	259,402	248,834

Claims paid, net of recoupments related to:
Current year	(14,479)	(19,095)	(11,591)
Prior years	(258,120)	(230,597)	(196,980)

Total claims paid, net of recoupments	(272,599)	(249,692)	(208,571)

Ending balance	$1,063,857	$980,746	$932,439

Provision for claim losses as a percentage of title premiums	7.2%	5.5%	5.3%

(1)	The Company assumed the outstanding reserve for claim losses of Service Link, APTIC, and ANFI in connection with their acquisitions in 2005, 2004, and 2003, respectively.
      Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The unfavorable development on the prior years’ loss reserve during 2005 reflects the increase in losses incurred and loss payments during 2005 on previous policy years, resulting in an increase in estimated ultimate losses in previous policy years. The title loss provision in 2004 reflects a higher estimated loss for the 2004 policy year offset in part by a favorable adjustment from previous policy years. The favorable adjustment was attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies. The unfavorable development during 2003 reflects the higher than expected payment levels on previously issued policies.

J.	Commitments and Contingencies
      The Company’s title insurance underwriting subsidiaries are, in the ordinary course of business, subject to claims made under, and from time-to-time are named as defendants in legal proceedings relating to, policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. The Company believes that the reserves reflected in its Consolidated and Combined Financial Statements are adequate to pay losses and loss adjustment expenses which may result from such claims and proceedings; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.
      In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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
      Several class actions are pending in Ohio, Pennsylvania and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. Recently the court’s order denying class certification in one of the Ohio actions was reversed and the case was remanded to the trial court for further proceedings. The Company petitioned the Supreme Court of Ohio for review, but the court declined to accept jurisdiction over the matter. The Company intends to vigorously defend the actions.
      A class action in California alleges that the Company violated state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
      A class action in Missouri alleges that the Company has engaged in the unauthorized practice of law by preparing documents in conjunction with its business of insuring title and closing real estate transactions. The action seeks refunds of the payments and treble damages. The Company intends to vigorously defend this action.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business. The Company and the directors and executive officers named as defendants filed motions to dismiss the action on June 3, 2005. The plaintiff abandoned his original complaint and responded to the motions by filing an amended complaint on July 13, 2005, and FNF, along with the directors and executive officers named as defendants, has responded to the amended complaint. Recently, the magistrate judge granted the defendant’s motion to stay discovery. The amended complaint repeats the allegations of the original complaint and adds allegations about “captive reinsurance” programs, which FNF continues to believe were lawful. These “captive reinsurance” programs are the subject of investigations by several state departments of insurance and attorneys general. FNT has agreed to indemnify FNF in connection with this matter under the separation agreement that was entered into in connection with the distribution of FNT common stock and the Company intends to vigorously defend this action.
      None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two of the Ohio cases state that the damages per class member are less than the jurisdictional limit for removal to federal court.
      The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
      In the Fall of 2004, the California Department of Insurance began an investigation into reinsurance practices in the title insurance industry. In February 2005, FNF was issued a subpoena to provide information to the California Department of Insurance as part of its investigation. This investigation paralleled similar inquiries of the National Association of Insurance Commissioners, which began earlier in 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business.
      The Company recently negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company will refund approximately $7.7 million to those consumers whose California property was subject to a captive reinsurance arrangement and paid a penalty of $5.6 million. The Company also recently entered into similar settlements with 26 other states, in which the Company agreed to refund a total of approximately $1.2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
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

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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
      Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department has also joined NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect the Company. The Company is cooperating fully with the NYAG and New York State Insurance Department inquiries into these matters.
      Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
      Finally, the California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Nevada and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
      In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated and Combined Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $8.7 billion at December 31, 2005. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2005 and 2004 related to these arrangements.
      The Company leases certain of its premises and equipment under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Future minimum operating lease payments are as follows (dollars in thousands):

2006	$115,854
2007	94,742
2008	67,273
2009	42,563
2010	20,930
Thereafter	12,576

Total future minimum operating lease payments	$353,938

      Rent expense incurred under operating leases during the years ended December 31, 2005, 2004, and 2003, was $144.2 million, $140.8 million and $127.3 million, respectively.

K.	Regulation and Stockholders’ Equity
      Our insurance subsidiaries, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to: issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments and approving rate schedules.
      Pursuant to statutory accounting requirements of the various states in which the Company’s title insurance subsidiaries are licensed, they must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 2005, the combined statutory unearned premium reserve required and reported for the Company’s title insurance subsidiaries was $1,303.8 million.
      The insurance commissioners of their respective states of domicile regulate the Company’s title insurance subsidiaries. Regulatory examinations usually occur at three-year intervals, and certain of these examinations are currently ongoing.
      The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2005, $1.9 billion of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2006, the Company’s directly owned title insurance subsidiaries can pay or make distributions to the Company of approximately $289.9 million, without prior approval.
      The combined statutory capital and surplus of the Company’s title insurance subsidiaries was $852.2 million and $887.2 million as of December 31, 2005 and 2004, respectively. The combined statutory earnings of the Company’s title insurance subsidiaries were $400.4 million, $371.0 million and $477.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      As a condition to continued authority to underwrite policies in the states in which the Company’s title insurance subsidiaries conduct their business, the subsidiaries are required to pay certain fees and file

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.
      Pursuant to statutory requirements of the various states in which the Company’s title insurance subsidiaries are domiciled, they must maintain certain levels of minimum capital and surplus. Each of the Company’s title underwriters has complied with the minimum statutory requirements as of December 31, 2005.
      The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of the Company’s underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2005.
      FNT has agreed that, without FNF’s consent, FNT will not issue any shares of its capital stock or any rights, warrants or options to acquire its capital stock, if after giving effect to the issuances and considering all of the shares of FNT’s capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate FNT’s results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by FNT or would not be able, if it so desired, to distribute the rest of FNT’s stock it holds to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of FNT’s outstanding common stock.

L.	Employee Benefit Plans

Stock Purchase Plan
      In connection with the Distribution, we established an Employee Stock Purchase Plan (the “FNT ESPP”). Participation in the FNT ESPP began in November 2005. Under the terms of the FNT ESPP, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions and through matching contributions, if any, on their behalf. Pursuant to the FNT ESPP, employees may contribute an amount between 3% and 15% of their base salary. Shares purchased are allocated to employees based upon their contributions. The Company contributes varying amounts as specified in the FNT ESPP. During the year ended December 31, 2005, 214,746 shares were purchased and allocated to employees, based upon their contributions, at an average price of $22.73 per share and the Company contributed $1.8 million or the equivalent of 77,135 shares, in accordance with the employer’s matching contribution.
      Prior to the commencement of the FNT ESPP, the Company’s employees participated in the Fidelity National Financial, Inc. Employee Stock Purchase Plan (the “FNF ESPP”). Under the terms of the FNF ESPP and subsequent amendments, eligible employees voluntarily purchased, at current market prices, shares of FNF’s common stock through payroll deductions. Pursuant to the FNF ESPP, employees were allowed to contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased were allocated to employees, based upon their contributions. The Company contributed varying matching amounts as specified in the ESPP. The Company recorded expenses of $14.0 million, $8.6 million, and $11.5 million, respectively, for the years ended December 31, 2005, 2004, and 2003 relating to participation of FNT employees in ESPP plans.

401(k) Profit Savings Plan
      The Company’s employees are eligible to participate in the FNF 401(k) Plan, which allows eligible employees to contribute up to 40% of their pretax annual compensation, up to the maximum amount allowed pursuant to the Internal Revenue Code. The Company generally matches 50% of each dollar of employee

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
contribution up to 6% of the employee’s total eligible compensation. The Company recorded $23.5 million, $20.1 million, and $19.0 million, respectively, in expenses for the years ended December 31, 2005, 2004, and 2003 relating to the participation of FNT employees in the FNF 401(k) plan.

Stock Option Plans
      In 2005, in connection with the Distribution, we established a 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8,000,000 shares of common stock, subject to the terms of the Omnibus Plan. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2005, there were 777,500 shares of restricted stock and 2,206,500 stock options outstanding, all of which were granted to certain employees and directors of the Company on October 18, 2005, pursuant to the Omnibus Plan. These shares and options vest over a four-year period. The Company recorded stock-based compensation expense of $0.9 million and $0.4 million in 2005 in connection with the issuances of FNT restricted stock and stock options, respectively.
      All stock option transactions under the Omnibus Plan in 2005 are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 2004	—	—	—
Granted	2,206,500	21.90	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2005	2,206,500	$21.90	—

      All options issued and outstanding at December 31, 2005, are unvested, have an exercise price of $21.90 per share and a weighted average remaining contractual life of 9.8 years. There were no exercisable options outstanding at December 31, 2005. No stock options vested or were forfeited in 2005.
      As a result of stock-based compensation grants prior to the commencement of the Omnibus Plan, certain Company employees are also participants in FNF’s stock-based compensation plans, which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under the FNF Plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under the FNF Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain of these plans allow for the option exercise price for each share granted pursuant to a nonqualified stock option to be less than the fair market value of the common stock on the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. In connection with grants of FNF stock options to Company employees, the Company recorded stock-based compensation expense of $8.4 million, $2.8 million, and $3.3 million in 2005, 2004, and 2003, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
      In 2003, FNF issued to certain Company employees rights to purchase shares of FNF restricted common stock (the “FNF Restricted Shares”). A portion of the FNF Restricted Shares vest over a five-year period and a portion vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded stock-based compensation expense of $2.8 million, $2.6 million, and $1.6 million in connection with the issuance of the FNF Restricted Shares to FNT employees for the years ended December 31, 2005, 2004, and 2003, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Company has elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. The Company has recorded stock-based compensation expense of $1.3 million in 2005 related to the Incentive Plan and has allocated stock-based compensation expense of $11.2 million, $5.4 million, and $4.9 million for the years ended December 31, 2005, 2004, and 2003, respectively, related to the participation of Company employees in the FNF stock-based compensation plans, all of which is included in personnel costs in the Consolidated and Combined Statements of Earnings.
      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair values of all options were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. For purposes of valuing the options granted under the Omnibus Plan in 2005, the Company used historical activity of FNF common stock shares and stock options to estimate the volatility rate of the FNT common stock and the expected life of the FNT options. FNT stock options granted in 2005 were valued using a risk free interest rate of 4.3%, a volatility factor of 28%, an expected dividend yield of 4.6%, and a weighted average expected life of four years, resulting in a weighted average fair value of $3.98 per option. The risk free interest rate used for options granted under the FNF stock-based compensation plans during the years ended December 31, 2005, 2004, and 2003 was 4.1%, 3.2% and 2.0%, respectively. A volatility factor for the expected market price of FNF common stock of 27%, 34% and 43% was used for options granted for the years ended December 31, 2005, 2004, and 2003, respectively. The expected dividend yield used for FNF stock in 2005, 2004, and 2003 was 2.4%, 2.5% and 1.4%, respectively. A weighted average expected life of 4.0 years, 3.8 years and 3.5 years was used for FNF options issued in 2005, 2004, and 2003 respectively. The weighted average fair value of each FNF option granted during 2005, 2004, and 2003 was $8.56, $10.71, and $10.57, respectively.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net earnings, as reported	$538,981	$558,164	$683,325
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	7,839	3,360	3,016
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,277)	(4,268)	(8,124)

Pro forma net earnings	$538,543	$557,256	$678,217

Earnings per share:
Basic — as reported	$3.11

Basic — pro forma	$3.10

Diluted — as reported	$3.11

Diluted — pro forma	$3.10

Pro forma net earnings per share — basic and diluted, as reported		$3.22

Pro forma net earnings per share — basic and diluted, adjusted for SFAS 123 effects		$3.22

Pension Plans
      In connection with the Chicago Title merger, the Company assumed Chicago Title’s noncontributory defined benefit pension plan (the “Pension Plan”).
      The Pension Plan covered certain Chicago Title employees. Plan benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of the Pension Plan as of December 31, 2005, 2004, and 2003:

	2005	2004	2003

	(In thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$150,255	$131,984	$111,132
Interest cost	8,347	8,650	8,104
Actuarial (gain) loss	11,682	20,918	20,676
Gross benefits paid	(7,409)	(11,297)	(7,928)

Net benefit obligation at end of year	$162,875	$150,255	$131,984

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$87,214	$77,700	$66,232
Actual return on plan assets	8,525	2,811	7,196
Employer contributions	24,306	18,000	12,200
Gross benefits paid	(7,409)	(11,297)	(7,928)

Fair value of plan assets at end of year	$112,636	$87,214	$77,700

Funded status at end of year	$(50,239)	$(63,041)	$(54,284)
Unrecognized net actuarial loss	83,466	80,261	61,588

Net amount recognized at end of year	$33,227	$17,220	$7,304

      The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.
      Under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.
      The net pension liability included in accounts payable and accrued liabilities as of December 31, 2005 and 2004 is $50.2 million and $63.0 million, respectively. The net pension liability at December 31, 2005 and 2004 includes the additional minimum pension liability adjustment of $3.2 million and $18.7 million, respectively, which was recorded as a net of tax charge of $2.0 million and $11.8 million, respectively, to accumulated other comprehensive earnings (loss) in 2005 and 2004 in accordance with SFAS No. 87.
      The components of net periodic (income) expense included in the results of operations for 2005, 2004, and 2003 are as follows:

	2005	2004	2003

	(In thousands)
Service cost	$—	$—	$—
Interest cost	8,347	8,650	8,104
Expected return on assets	(8,877)	(7,570)	(7,128)
Amortization of actuarial loss	8,829	7,004	4,193

Total net expense	$8,299	$8,084	$5,169

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Pension Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31, are as follows:

	2005		2004

Discount rate	5.50%		5.75%
Rate of compensation increase	N/A	(a)	N/A	(a)
      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.
      The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.

Pension Plan Assets
      The expected long term rate of return on plan assets was 8.5% in 2005 and 2004, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, maintaining equity securities at 65% of total assets while maintaining an average duration in debt securities, extending that duration as interest rates rise and maintaining cash funds at appropriate levels relating to the current economic environment.
      The Company’s pension plan asset allocation at December 31, 2005 and 2004 and target allocation for 2006 are as follows:

	Target	Percentage of
	Allocation	Plan Assets

Asset Category	2006	2005	2004

Equity securities	65%	72.0%	—%
Debt securities	35	18.3	—
Insurance annuities	—	9.1	—
Other (Cash)	1-3%	0.6	100.0	%(a)

Total		100.0%	100.0%

(a)	Investments were all cash at December 31, 2004 as the Company was in the process of transferring the assets from one investment manager to another.
      The Company does not hold any investments in its own equity securities within its pension plan assets.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Pension Plan Cash Flows

Plan Contributions
      The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2005, 2004 and 2003, the Company made contributions of $24.3 million, $18.0 million, and $12.2 million, respectively. In 2006, the Company is not required to make a contribution to the pension plan and has not yet determined if a voluntary contribution will be made.

Plan Benefit Payments
      A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments
2004	$11,297
2005	7,409
Expected Future Payments
2006	$11,241
2007	10,298
2008	14,520
2009	12,058
2010	12,477
2011 — 2015	68,180

Postretirement Plans
      The Company assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who meet specific eligibility requirements. The costs of these benefit plans are accrued during the periods the employees render service.
      The Company is fully insured for its postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are contributory, with coverage amounts declining with increases in a retiree’s age.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated and Combined Balance Sheets at December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003

	(In thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$21,440	$22,684	$22,757
Service cost	161	205	221
Interest cost	1,005	1,281	1,405
Plan participants’ contributions	1,662	1,513	1,646
Plan amendments	(782)	—	—
Actuarial (gain) loss	(1,429)	(348)	537
Gross benefits paid	(3,822)	(3,895)	(3,882)

Net benefit obligation at end of year	$18,235	$21,440	$22,684

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	2,160	2,382	2,236
Plan participants’ contributions	1,662	1,513	1,646
Gross benefits paid	(3,822)	(3,895)	(3,882)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(18,235)	$(21,440)	$(22,684)
Unrecognized net actuarial loss	3,105	4,533	5,212
Unrecognized prior service cost	(856)	(1,610)	(4,315)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(15,986)	$(18,517)	$(21,787)

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company’s management elected to recognize the effects of the Act in measuring the benefit obligation and cost effective January 1, 2006.
      Once the final regulations were published in January 2005, the Company determined that it would not be eligible for the Part D subsidy. Consequently, beginning with the December 31, 2005 obligation, the impact of this Act is no longer being recognized. The benefits provided by the plan to its existing retirees were adjusted in order to encourage the retirees eligible for Part D benefits to enroll for the prescription drug benefits that are now provided by the federal government.
      Under Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company’s postretirement health care and life insurance costs included in the results of operations for 2005, 2004, and 2003 are as follows:

	2005	2004	2003

	(In thousands)
Service cost	$161	$205	$221
Interest cost	1,005	1,281	1,405
Amortization of prior service cost	(1,535)	(2,704)	(2,704)
Amortization of actuarial loss	—	330	274

Total net periodic (income) expense	$(369)	$(888)	$(804)

Postretirement Benefit Assumptions
      Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2005	2004

Discount rate	5.50%	5.75%
Health care cost trend rate assumed for next year	11%	9%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2009
      Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Health care cost trend rate assumed for next year	9%	10%	11%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2009	2009	2009
      The discount rate used was determined by discounting projections of future benefit payments using annual spot rates derived from a yield curve created from yields on a large number of U.S. Aa rated bonds. The discounted cash flows were then used to determine the effective discount rate.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost	$57	$(52)
Effect on postretirement benefit obligation	$905	$(822)

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Postretirement Cash Flows
      A detail of actual and expected employer benefit payments is as follows (in thousands):

Benefit Payments
2004	$2,382
2005	2,160
Expected Future Payments
2006	$1,665
2007	1,842
2008	2,024
2009	2,111
2010	2,157
2011-2015	9,326

M.	Supplementary Cash Flow Information
      The following supplemental cash flow information is provided with respect to interest payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash paid during the year:
Interest	$5,833	$3,934	$4,725
Acquisitions:
Fair value of assets acquired	$154,308	$162,245	$217,132
Less: Liabilities assumed	17,066	46,533	48,543

Total purchase price	137,242	115,712	168,589
Less: Cash purchase price, net of cash acquired	137,242	115,712	8,352

Non-cash purchase price	$—	$—	$160,237

Other non-cash contributions of capital primarily stock option allocation	$6,526	$4,276	$3,491

Total non-cash contribution of capital	$6,526	$4,276	$163,728

N.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
      In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit risk associated with certain aspects of its title insurance business and other activities.
      The Company generates a significant amount of title insurance premiums in California, Florida, Texas, and New York. Title insurance premiums from those four states are detailed as follows:

	2005	2004	2003

California	20.9%	22.4%	25.2%
Florida	14.1%	10.3%	6.6%
Texas	9.6%	10.9%	11.2%
New York	8.1%	8.5%	8.0%

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables.
      The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Investments in commercial paper of industrial firms and financial institutions are rated investment grade by nationally recognized rating agencies.
      Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade receivables credit risk. The Company controls credit risk through monitoring procedures.

O.	Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. The Company is implementing this standard effective January 1, 2006. During 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation, effective as of the beginning of 2003. The Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning January 1, 2006. Since the Company adopted SFAS No. 123 in 2003, the impact of recording additional expense in 2006 under SFAS No. 123R relating to options granted prior to January 1, 2003 is insignificant.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.
      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III
Items 10, 11, 13 and 14.
      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of the compensation committee on annual compensation, certain relationships and related transactions between the Company and its Board of Directors and executive officers, and other matters. Certain information on related party arrangements between the Company and its parent and affiliates is included in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table provides information regarding shares of its Class A common stock authorized for issuance under the Company’s equity compensation plans, as of December 31, 2005:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,206,500	$21.90	5,016,000

Total	2,206,500	$21.90	5,016,000

(1)	The 2005 Omnibus Incentive Plan was approved by Fidelity National Financial, Inc. prior to the Distribution as the sole shareholder at that time and will be submitted for approval by the remaining shareholders at the next annual meeting. Additional information regarding these options is included in Note L of Notes to Consolidated and Combined Financial Statements, incorporated herein by reference.
      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Act of 1934 as amended, which will include information regarding beneficial ownership of principal shareholders, directors and management.

Item 13.	Certain Relationships and Related Transactions
      Information relating to certain relationships and related transactions between the Company and its Board of Directors and executive officers will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission (See “Items 10, 11, 13 and 14” above). Information on related party arrangements between the Company and its parent and affiliates is included below.
Overview
      Historically, FNF and its subsidiaries have provided a variety of services to us, and we have provided various services to FNF and its subsidiaries. Below is a summary description of these various agreements. This description summarizes the material terms of the agreements, but is not complete. You should review the full text of these agreements, which have previously been filed with the Securities and Exchange Commission.

Our Arrangements with FNF
      The agreements we entered into with FNF in connection with the Distribution include:

•	the separation agreement;

•	corporate services agreements;

•	the mirror notes;

•	a tax matters agreement;

•	an employee matters agreement;

•	a registration rights agreement;

•	an intellectual property cross license agreement;

•	a sublease agreement; and

•	an assignment, assumption and novation agreement.
      The agreements we entered into with FIS are discussed separately below under “— Our Arrangements with FIS.”
Separation Agreement
      We entered into a separation agreement with FNF which governs certain aspects of our relationship with FNF following the Distribution.
      No Representations and Warranties. The separation agreement provides that FNF makes no representation or warranty as to the condition or quality of any subsidiary contributed to us as part of the restructuring of FNF in connection with the Distribution or any other matters relating to our businesses. We have no recourse against FNF if the transfer of any subsidiary to us is defective in any manner. We agree to bear the economic and legal risks that any conveyance was insufficient to vest in us good title, free and clear of any security interest, and that any necessary consents or approvals are not obtained or that any requirements of laws or judgments are not complied with.
      Access to Financial and Other Information. Under the separation agreement, following the Distribution, we and FNF are obligated to provide each other access to certain information, subject to confidentiality obligations and other restrictions. So long as FNF is required to consolidate our results of operations and financial position or to account for its investment in our company on the equity method of accounting, we provide to FNF and its independent auditors, at no charge, all financial information and other data that FNF requires in order to timely prepare its financial statements and reports or filings with governmental authorities or to issue its earnings releases, including copies of all quarterly and annual historical financial information and other reports and documents we intend to file with the Securities and Exchange Commission prior to these filings (as well as final copies upon filing), and copies of our budgets and financial projections as well as access to the responsible company personnel so that FNF and its independent auditors may conduct their audits relating to our financial statements. We also agreed that, so long as FNF is required to consolidate our results of operations and financial position or account for its investment in our company on the equity method of accounting, we will use our reasonable efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit the timely filing of FNF’s financial statements. In addition, we and FNF will use commercially reasonable efforts to make reasonably available to each other our respective past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved. We and FNF will each retain all proprietary information within each company’s respective possession relating to the other party’s respective businesses for an agreed period of time and, prior to destroying the information, each of us must give the other notice and an opportunity to take possession of the information, if necessary or appropriate to the conduct of the respective businesses. We and FNF each agreed to hold in strict confidence all information concerning or belonging to the other for an agreed period of time.

      Exchange of Other Information. The separation agreement also provides for other arrangements with respect to the mutual sharing between us and FNF of information that is requested in connection with any bona fide business purpose.
      Indemnification. We will indemnify, hold harmless and defend FNF, each of its affiliates and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:

•	the ownership or operation of the assets or properties, or the operations or conduct, of the entities transferred to us in connection with the Distribution, whether arising before or after the Distribution (including any liabilities arising under the McCabe case referred to under “Business — Legal Proceedings”);

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by FNF or any of its affiliates for our benefit;

•	any breach by us or any of our affiliates of the separation agreement, any of the other transaction documents, any other agreement to which we or our affiliates are a party, our certificate of incorporation or by-laws or any law or regulation;

•	any untrue statement of, or omission to state, a material fact in FNF’s public filings to the extent it was as a result of information that we furnished to FNF or which FNF incorporated by reference from our public filings, if that statement or omission was made or occurred after the Distribution; and

•	any untrue statement of, or omission to state, a material fact in any registration statement or prospectus we may prepare or any of our other public filings, except to the extent the statement was made or omitted in reliance upon information provided to us by FNF expressly for use in any registration statement or prospectus or other public filing or information relating to and provided by any underwriter expressly for use in any registration statement or prospectus.
      FNF will indemnify, hold harmless and defend us, each of our affiliates and each of our and their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:

•	the ownership or operation of the assets or properties, and the operations or conduct, of FNF or any of its affiliates (other than us and our subsidiaries), whether arising before or after the Distribution;

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by us or any of our affiliates for the benefit of FNF;

•	any breach by FNF or any of its affiliates of the separation agreement or certain of the other transaction documents, any other agreement to which FNF or its affiliates are a party, FNF’s certificate of incorporation or bylaws, or any law or regulation;

•	any untrue statement of, or omission to state, a material fact in our public filings to the extent it was as a result of information that FNF furnished to us or which we incorporated by reference from FNF’s public filings;

•	any untrue statement of, or omission to state, a material fact contained in any registration statement or prospectus we may prepare, but only to the extent the untrue statement or omission was made or omitted in reliance upon information provided by FNF expressly for use in any registration statement or prospectus; and

•	any action or liability arising as a result of the Distribution.
      The separation agreement also specifies procedures with respect to claims subject to indemnification and related matters and provides for contribution in the event that indemnification is not available to an indemnified party. All indemnification amounts will be reduced by any insurance proceeds and other offsetting amounts recovered by the party entitled to indemnification.

      Covenants and Other Provisions. The separation agreement also contains covenants between FNF and us with respect to various matters, including mutual confidentiality of our and FNF’s information, and litigation and settlement cooperation between us and FNF on pending or future litigation matters. In addition, we agreed that, so long as FNF beneficially owns or controls 50% or more of the total voting power of our outstanding stock, we will not, without FNF’s prior consent:

•	take any action or enter into any agreement that would cause FNF to violate any law, agreement or judgment;

•	take any action that limits FNF’s ability to freely sell, transfer, pledge or otherwise dispose of our stock or limits the rights of any transferee of FNF as a holder of our common stock; or

•	enter into any agreement that binds or purports to bind FNF.
      In addition, we agreed that we will not issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if after giving effect to the issuances and considering all of the shares of our capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate our results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by us or would not be able, if it so desired, to distribute the rest of our stock it holds to its stockholders in a tax-free distribution. These limits generally enable FNF to continue to own at least 80% of our outstanding common stock.
      Expenses of the Distribution. In general, the separation agreement provides that we will pay all costs incurred in connection with the Distribution.
      Dispute Resolution Procedures. The separation agreement provides that neither party will commence any court action to resolve any dispute or claim arising out of or relating to the separation agreement. Instead, any dispute that is not resolved in the normal course of business will be submitted to senior executives of each business entity involved in the dispute for resolution. If the dispute is not resolved by negotiation within 30 days, either party may submit the dispute to mediation. If the dispute is not resolved by mediation within 30 days of the selection of a mediator, either party may submit the dispute to binding arbitration before an arbitrator. Both parties will be permitted to seek injunctive or interim relief in the event of any actual or threatened breach of the provisions of the separation agreement relating to confidentiality. If an arbitral tribunal has not been appointed, both parties may seek injunctive or interim relief from any court with jurisdiction over the matter.
      Termination. The separation agreement can be terminated only by the mutual consent of both parties.

FNF Corporate Services Agreements
      We entered into a corporate services agreement with FNF under which we provide corporate and other support services to FNF. The corporate services agreement governs the provision by us to FNF of these corporate support services, which may include:

•	accounting (including statutory accounting services);

•	corporate, legal and related services;

•	purchasing and procurement services;

•	travel services; and

•	other general administrative and management functions.
      We also entered into a separate corporate services agreement with FNF, under which FNF provides us senior management consulting services and certain corporate and other support services. This agreement governs the provision by FNF to us of certain corporation support services, which may include:

•	mergers & acquisitions and corporate finance services;

•	SEC & reporting services;

•	internal audit services;

•	treasury services;

•	risk management services;

•	tax services;

•	communications and investor relations services; and

•	senior executive and consulting, and general administrative and management services, including the time and attention of FNF’s chief executive officer, chief financial officer and other senior officers.
      We also agreed to provide each other additional services that we and FNF may identify during the term of the agreements.
      Provision of Services. Under the terms of the corporate services agreements, each party renders these services under the oversight, supervision, and approval of the other, acting through its respective board of directors and officers. FNF and we will each have the right to purchase goods or services and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by those vendor agreements, during the term of the agreement.
      Pricing and Payment Terms. The pricing for the services to be provided by us to FNF, and by FNF to us, under the corporate services agreements is on a cost-only basis, with each party in effect reimbursing the other for the costs and expenses incurred in providing these corporate services to the other party. Under the corporate service agreement for corporate services to be provided by us to FNF, our costs and expenses will be determined and reimbursed by FNF as follows: (i) all out of pocket expenses and costs incurred by us on FNF’s behalf will be fully reimbursed, and (ii) all of our staff and employee costs and expenses associated with performing services under the corporate services agreement, including compensation paid to our employees performing these corporate services as well as general overhead associated with these employees and their functions, are allocated based on the percentage of time that our employees spend on providing corporate services to FNF under the corporate services agreement. FNF’s costs and expenses incurred in providing corporate services to us are similarly determined and reimbursed. These costs and expenses are invoiced by each party to the other on a monthly basis in arrears. Payments are made in cash within thirty days after invoicing.
      Prior to the date in 2005 that we became a party to these agreements, allocations of expense were made in respect of these services. For the year ended December 31, 2005, our expenses were reduced by $7.0 million related to the provision of these services by us to FNF and its subsidiaries (other than FIS). While the exact amounts to be paid by FNF to us, and by us to FNF, under the corporate services agreements are dependent upon the amount of services actually provided in any given year, we do not anticipate that the level of services to be provided, or the total amounts to be paid by each entity to the other for services in the near future will differ materially from the total amounts recorded during the 2005 and 2004 fiscal years for these corporate services.
      Duration and Effect of Termination. The corporate services agreements will continue in effect as to each service covered by the agreements until the party receiving the services notifies the other party, in accordance with the terms and conditions set forth in the agreements and subject to certain limitations, that the service is no longer requested. However, if FNF ceases to own 50% or more of our voting stock or ceases to have 50% or more of the voting control for the election of our directors, then the corporate services agreements will terminate after six months. In addition, services to be provided to any subsidiary terminate on the date that the entity ceases to be a subsidiary of the party receiving the services. Under the corporate services agreements, if the party providing the services receives notice that the party receiving services would like to terminate a particular service, and the providing party believes in good faith that, notwithstanding its reasonable commercial efforts, the termination will have a material adverse impact on the other services being provided, then the party providing services can dispute the termination, with the dispute being resolved through the dispute resolution generally applicable to the agreements. When the agreements are terminated, FNF and we would arrange for alternate suppliers or hire additional employees for all the services important to our respective businesses. However, if we have to replicate facilities, services, or employees that we are not using full time, our costs could increase.

      Liability and Indemnification. The corporate services agreements provide that the provider of services will not be liable to the receiving party for or in connection with any services rendered or for any actions or inactions taken by a provider in connection with the provision of services, except to the extent of liabilities resulting from the provider’s gross negligence, willful misconduct, improper use or disclosure of customer information or violations of law and except for liabilities that arise out of intellectual property infringement. Additionally, the receiving party will indemnify the provider of services for any losses arising from the provision of services, provided that the amount of any losses will be reduced by the amount of the losses caused by the provider’s negligence, willful misconduct, violation of law, or breach of the agreement.
      Dispute Resolution Procedures. The corporate services agreements provide dispute resolution procedures that reflect the parties’ desire for friendly collaboration and amicable resolution of disagreements. In the event of a dispute, the matter is referred to the president (or similar position) of each of the divisions implicated for resolution within 15 days. If the division presidents of the parties are unable to resolve the dispute, the matter is referred to the presidents of FNF and our company for final resolution within 15 days. If the matter remains unresolved, then either party may submit the matter to arbitration. The dispute resolution procedures do not preclude either party from pursuing immediate injunctive relief in the event of any actual or threatened breach of confidentiality or infringement of intellectual property.
     New Notes Payable to FNF
      In connection with the Distribution, we issued two $250 million intercompany notes payable to FNF, with terms that mirror FNF’s existing $250 million 7.30% public notes due in August 2011 and $250 million 5.25% public notes due in March 2013. Following issuance of the intercompany notes, we made an exchange offer in which we exchanged $491.3 million principal amount of the outstanding FNF notes for new notes issued by us and delivered the FNF notes received to FNF to reduce the debt under the intercompany notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Tax Matters Agreement
      In connection with the Distribution, we and FNF entered into a tax matters agreement, which governs the respective rights, responsibilities, and obligations of FNF and us with respect to tax liabilities and refunds, tax attributes, tax contests and other matters regarding income taxes, taxes other than income taxes and related tax returns. The tax matters agreement governs these tax matters as they apply to us and to all of our subsidiaries other than our subsidiaries that are the title insurance companies. Our title insurance companies are also parties to various tax sharing agreements with FNF.
      Allocation of Tax Liability. The tax matters agreement provides for the allocation and payment of taxes for periods during which we and FNF are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes, the allocation of responsibility for the filing of tax returns, the conduct of tax audits and the handling of tax controversies, and various related matters. The tax matters agreement became effective on the date of Distribution and is effective until the occurrence of any of the following: (i) written mutual agreement of the parties to terminate the agreement; (ii) FNF is no longer the parent company of FNT; or (iii) FNF does not file a consolidated tax return. Under the tax matters agreement, FNF is primarily responsible for preparing and filing any tax return with respect to the FNF affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined or unitary group of which FNF or any of its subsidiaries is the filing parent for U.S. state or local income tax purposes. We are generally responsible for preparing and filing any federal tax returns that include only us and our subsidiaries and any U.S. state and local tax returns for which we or any of our subsidiaries is the filing parent. For periods during which we are included in FNF’s consolidated federal income tax returns or state consolidated, combined, or unitary tax returns, we generally are required to pay an amount of income tax equal to the amount we would have paid had we filed tax returns as a separate entity. We are responsible for our own separate tax liabilities that are not determined on a consolidated or combined basis. We will also be responsible in the future for any increases of consolidated tax liability of FNF that are attributable to us and will be entitled to refunds for reductions of tax liabilities attributable to us for prior periods. We will continue to be included in FNF’s consolidated group for federal income tax purposes so long as FNF beneficially owns at least 80% of the total voting power and value of our outstanding common stock. Each corporation that is a member of a consolidated group during any portion of the group’s tax year is severally liable for the federal income tax liability of the group for that year. While the tax matters agreement allocates tax liabilities between FNF and us, we could be liable in the event federal tax liability allocated to FNF is incurred but not paid by FNF or any other member of FNF’s consolidated group for FNF’s tax years that include these periods. In this event, we would be entitled to indemnification by FNF under the tax matters agreement.
      Tax Disputes and Contests. Generally, for periods in which we are included in FNF’s consolidated federal income tax return, or state consolidated, combined, or unitary tax returns, we control tax contests to the extent the underlying tax liabilities would be allocated to us under the tax matters agreement, and FNF controls all tax contests to the extent the underlying tax liabilities would be allocated to FNF under the tax matters agreement. We generally have authority to control tax contests with respect to tax returns that include only our subsidiaries and us. Disputes arising between us and FNF related to matters covered by the tax matters agreement are subject to resolution though specific dispute resolutions provisions described in the tax matters agreement.

Employee Matters Agreement
      Historically, our employees have participated in various health, welfare, and retirement plans and programs sponsored by FNF. After the Distribution, our employees continue to participate in these FNF-sponsored plans through the operation of the employee matters agreement.
      Specifically, under the employee matters agreement, our employees continue to be eligible (subject to generally applicable plan limitations and eligibility conditions) to participate in FNF’s health, dental, disability, and other welfare benefit plans. Our employees administer the FNF plans. Our employees’ participation in FNF’s plans will continue until it is determined that it would be beneficial for us to establish separate plans for our employees.
      Under the employee matters agreement, as long as our employees participate in FNF’s plans, we will be required to contribute to the plans the cost of our employees’ participation in such plans. Such costs will include, for example, payment of 401(k) matching contributions for our employees and payment of the employer portion of the cost of health, dental, disability and other welfare benefits provided to our employees. Since our employees administer the plans, we are not charged an administrative expense for participation.
      Our contributions to FNF’s plans for our employees during 2005 were $125.7 million. The contributions we will be required to make to FNF’s plans in future years under the employee matters agreement depend on factors that we cannot predict with certainty at this point, such as the level of employee participation and the costs of providing health, dental and other benefits. Nevertheless, we do not anticipate that the contributions we will be required to make to the plans under the employee matters agreement will differ materially from the total amount we contributed for the 2005 fiscal year.
      To the extent our employees hold FNF stock-based incentives, such as FNF stock options or restricted stock, related accounting charges under SFAS 123 or SFAS 123R are allocated to us by treating any such accounting charges that are recognized by FNF as FNF contributions to our capital.

Registration Rights Agreement
      Because FNF did not divest itself of all of its shares of our common stock as part of the Distribution, FNF is not able to freely sell our shares without registration under the Securities Act of 1933 (“Securities Act”) or a valid exemption therefrom. Accordingly, we entered into a registration rights agreement with FNF requiring us, under certain circumstances, to register our shares beneficially owned by FNF. These registration rights became effective at the time of the Distribution.
      Demand Registration Rights. Under the registration rights agreement, FNF has the right to require us to register for offer and sale all or a portion of our shares beneficially owned by FNF, which we refer to as a demand registration. The maximum number of demand registrations that we are required to effect is two per year and the number of shares to be registered in each demand registration must have an aggregate expected offering price of at least $25 million.
      Piggy-Back Registration Rights. In addition, FNF has the right, subject to certain conditions, which it may exercise at any time, to include its shares in any registration of common stock that we may make in the future, commonly referred to as a piggy-back registration right, if our registration would permit the inclusion.
      Terms of Offering. FNF has the right to designate the terms of each offering effected pursuant to a demand registration, which may take any form, including a shelf registration, a convertible registration or an exchange registration. We have agreed to cooperate fully in connection with any registration for FNF’s benefit and with any offering FNF makes under the registration rights agreement. We have also agreed to pay for the costs and expenses related to shares sold by FNF in connection with any registration covered by the agreement, except that FNF will be responsible for any applicable registration or filing fees with respect to the shares being sold by FNF. The registration rights of FNF are transferable by FNF for an indefinite term. In addition, the registration rights agreement contains indemnification and contribution provisions with respect to information included in any registration statement, prospectus or related documents.
      Timing of Demand Registrations. We are not required to undertake a demand registration within 90 days of the effective date of a previous demand registration, other than a demand registration that was effected as a shelf registration. In addition, we generally have the right (which may be exercised once in any 12-month period) to postpone the filing or effectiveness of any demand registration for up to 90 days, if we determine that the registration would be reasonably expected to have a material adverse effect on any then-active proposals to engage in certain material transactions or would otherwise disadvantage us through premature disclosure of pending developments.
      Duration. The registration rights under the registration rights agreement will remain in effect with respect to our shares until: (i) the shares have been sold pursuant to an effective registration statement under the Securities Act; (ii) the shares have been sold to the public pursuant to Rule 144 under the Securities Act (or any successor provision); (iii) the shares have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer have been delivered by us, and subsequent public distribution of the shares does not require registration or qualification under the Securities Act or any similar state law; (iv) the shares have ceased to be outstanding; or (v) in the case of shares held by a transferee of FNF, when the shares become eligible for sale pursuant to Rule 144(k) under the Securities Act (or any successor provision).

Intellectual Property Cross License Agreement
      Historically, we and our subsidiaries were permitted, as subsidiaries of FNF, to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by FNF and its other subsidiaries but used by us in the conduct of our title insurance business. Likewise, FNF and its other subsidiaries were permitted to utilize various trademarks, copyrights, trade secrets and know-how, patents and other intellectual property owned by us and our subsidiaries but used by them in the conduct of their business. The intellectual property cross license agreement permits each entity to continue to have access to those items of intellectual property that it does not own, but utilizes in the conduct of its business, so that each group can continue to grow and develop its respective businesses and markets after the Distribution. This agreement governs the respective responsibilities and obligations between us and FNF with respect to the applicable intellectual property. The intellectual property licensed by FNF to us will include the use of the name “Fidelity National” and the logo widely used by our company and our subsidiaries.
      Terms of the Cross License. The intellectual property licensed by or to us, and by or to FNF, relates to a variety of aspects of the title insurance and other lines of business in which we and FNF and our respective subsidiaries are engaged. With respect to each item of intellectual property licensed, the party that owns the intellectual property as of the date of the Distribution will continue to own the item, but will grant a broad license for use of the intellectual property item to the other party without giving up any ownership rights. Subject to certain limitations and early termination events (limited to bankruptcy, insolvency and the like, or if FNF ceases to own 50% or more of our voting stock or ceases to have 50% or more of the voting control for the election of our directors), the licenses are perpetual, irrevocable, and non-terminable. In addition, as to each item of intellectual property, the license to any subsidiary terminates on the date that the entity ceases to be a subsidiary of the party receiving the benefit of the license. The licenses are also non-exclusive and allow the licensing party to fully utilize its intellectual property, including the granting of licenses to third parties.
      Pricing and Payment Terms. Given the nature of the intellectual property to be licensed and the historical relationship between the parties, we and FNF have determined that the licenses to each party should be royalty-free with the consideration for each party’s license of its intellectual property being the receipt of a license of the other’s intellectual property. As a result, no payments will be made to us or received by us under the intellectual property cross license agreement.

Sublease Agreement
      We entered into a sublease agreement pursuant to which we sublease to FNF a portion of the space that we are leasing from a subsidiary of FIS. See “— Our Arrangements with FIS — Lease Agreement.” The sublease arrangement with FNF will continue until December 31, 2007, which is the date on which our lease with the FIS subsidiary expires by its terms.
      Pricing and Payment Terms. Pursuant to the sublease agreement, FNF is obligated to pay rent for approximately 7,000 square feet on terms and at rental rates that mirror our obligations under our lease agreement with the FIS subsidiary. This includes both the base rent amount as well as the additional rent required under our lease. If FNF fails to pay timely, a default rate applies. FNF is also responsible for the entire cost of any services or materials provided exclusively to FNF in connection with the sublease or the use of the space. FNF paid $3.8 million to us in 2005 under this arrangement.
Tax Sharing Agreements
      FNF and each of our title insurance subsidiaries are parties to one or more of four tax sharing agreements and one tax allocation agreement, which govern the respective rights, responsibilities, and obligations of FNF and those subsidiaries with respect to tax liabilities and refunds, tax attributes, other matters regarding income taxes and related tax returns. These tax sharing agreements have been in effect for varying periods of time prior to the distribution and have been filed with the respective insurance regulators of the title insurance subsidiaries.
      Allocation of Tax Liability. The tax sharing agreements generally provide for the allocation and payment of taxes for periods during which the respective title insurance subsidiaries and FNF are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes. For periods during which the respective title insurance subsidiaries are included in FNF’s consolidated federal income tax returns or state consolidated, combined, or unitary tax returns, each of the title insurance subsidiaries generally is required to pay an amount of income tax equal to the amount it would have paid had it filed tax returns as a separate entity. Each title insurance subsidiary is also responsible in the future for any increases of consolidated tax liability of FNF that are attributable to the title insurance subsidiary and will be entitled to refunds for reductions of tax liabilities attributable to it for prior periods. Each title insurance subsidiary will be included in FNF’s consolidated group for federal income tax purposes so long as FNF beneficially owns, directly or indirectly, at least 80% of the total voting power and value of the title insurance subsidiary’s outstanding common stock. Each corporation that is a member of a consolidated group during any portion of the group’s tax year is severally liable for the federal income tax liability of the group for that year. As a result, the title insurance subsidiaries could be liable in the event federal tax liability allocated to FNF is incurred but not paid by FNF or any other member of FNF’s consolidated group for FNF’s tax years that include these periods. In 2005, our payments under these tax sharing agreements were $255.9 million.

Master Loan Agreements
      We are parties to two master loan agreements under which our title insurance subsidiaries have made certain loans to FNF. These loans are evidenced by notes that amounted to $19.0 million at December 31, 2005. The notes amortize in equal principal amounts annually with final maturity in 2009 and 2010 and bear interest at a variable rate that at December 31, 2005 was equal to 5.1%. We have no commitment to make further loans under this arrangement.
Our Arrangements with FIS

Overview
      The agreements we have entered into with FIS and its subsidiaries include:

•	corporate services agreements;

•	the starter repository and back plant access agreements;

•	the license and services agreement;

•	a lease agreement;

•	a master information technology agreement; and

•	a software license agreement for “SoftPro” software.
      These agreements are described below. On February 1, 2006, in connection with the merger between FIS and Certegy (the “Merger”), many of these agreements were amended and restated.
Amended and Restated Corporate Services Agreements
      We are party to an Amended and Restated Corporate Services Agreement with FIS under which we provide corporate and other support services to FIS. The Amended and Restated Corporate Services Agreement governs the provision by us to FIS of these corporate support services, which may include:

•	accounting (including statutory accounting services);

•	corporate, legal and related services;

•	purchasing and procurement services;

•	travel services; and

•	other general administrative and management services.
      We are also party to a Reverse Corporate Services Agreement with FIS, under which FIS provides us with access to legal services, human resources and employee benefits administration, and access to services with regard to a mainframe computer system.
      Both the Amended and Restated Corporate Services Agreement and the Restated Corporate Services Agreement were amended and restated in connection with the Merger to reflect the parties’ agreement that the mainframe computer services provided by FIS will be phased out within one year of the effective date of the Merger, and to reflect the understanding of the parties that FIS will not be obligated to provide us with legal services if doing so would pose a conflict of interest for FIS.
      Provision of Services and Allocation of Costs. Under the corporate services agreement, each party renders services under the oversight, supervision, and approval of the other party, acting through its board of directors and officers. FIS and we each have the right to purchase goods or services and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by those vendor agreements, during the term of the agreements.
      Pricing and Payment Terms. The pricing for the services to be provided by us to FIS, and by FIS to us, under the corporate services agreements is on a cost-only basis, with each party in effect reimbursing the other for the costs and expenses incurred in providing these corporate services to the other party subject to the limitation described below. Under the corporate service agreement for corporate services to be provided by us to FIS, our costs and expenses are determined and reimbursed by FIS as follows: (i) all out of pocket expenses and costs incurred by us on FIS’s behalf are fully reimbursed, and (ii) all of our staff and employee costs and expenses associated with performing services under the corporate services agreement, including compensation paid to our employees performing these corporate services as well as general overhead associated with these employees and their functions, are allocated based on the percentage of time that our employees spend on providing corporate services to FIS under the corporate services agreement. FIS’s costs and expenses incurred in providing corporate services to us are similarly determined and reimbursed. The costs and expenses under the corporate services agreements are invoiced by each party to the other on a monthly basis in arrears, and payments are expected to be made in cash within thirty days after invoicing.
      Prior to the date in 2005 that we became a party to these agreements, allocations of expense were made in respect of these services. During 2005, our expenses were reduced by $23.3 million related to the provision of these corporate services by us to FIS. The exact amounts to be paid by FIS to us, and by us to FIS, under the corporate services agreements are dependent upon the amount of services actually provided in any given year.
      Duration and Effect of Termination. The corporate services agreements continue in effect as to each service covered by the agreements until the party receiving the services notifies the other party, in accordance with the terms and conditions set forth in the agreements and subject to certain limitations, that the service is no longer requested. However, the corporate services agreements will terminate after six months from a change of control of FIS (which specifically excludes the Merger). In addition, services to be provided to any subsidiary will terminate on the date that the entity ceases to be a subsidiary of the party receiving the services. Under the corporate services agreements, if the party providing the services receives notice that the party receiving services would like to terminate a particular service, and the providing party believes in good faith that, notwithstanding its reasonable commercial efforts, the termination will have a material adverse impact on the other services being provided, then the party providing services can dispute the termination, with the dispute being resolved through the dispute resolution generally applicable to the agreement. Further, in the event that the party receiving the services is unable to complete its transition efforts prior to the termination date established for any particular corporate service, the party receiving the services can extend the termination date for up to 30 additional days.
      Liability and Indemnification. The corporate services agreements provide that the provider of services are not liable to the receiving party for or in connection with any services rendered or for any actions or inactions taken by a provider in connection with the provision of services, except to the extent of liabilities resulting from the provider’s gross negligence, willful misconduct, improper use or disclosure of customer information or violations of law and except for liabilities that arise out of intellectual property infringement. Additionally, the receiving party will indemnify the provider of services for any losses arising from the provision of services, provided that the amount of any losses will be reduced by the amount of the losses caused by the provider’s negligence, willful misconduct, violation of law, or breach of the agreement.
      Dispute Resolution Procedures. The agreements provide dispute resolution procedures that reflect the parties’ desire for friendly collaboration and amicable resolution of disagreements. In the event of a dispute, the matter is referred to the president (or similar position) of each of the divisions implicated for resolution within 15 days. If the division presidents of the parties are unable to resolve the dispute, the matter is referred to the presidents of FIS and our company for final resolution within 15 days. If the matter remains unresolved, then either party may submit the matter to arbitration. The dispute resolution procedures do not preclude either party from pursuing immediate injunctive relief in the event of any actual or threatened breach of confidentiality or infringement of intellectual property.

Amended and Restated Starter Repository and Back Plant Access Agreements
      We are party to agreements with FIS whereby certain FIS subsidiaries have access to and use certain title records owned by our title company subsidiaries. The FIS subsidiaries covered by these agreements are granted access to (i) the database of previously issued title policies and title policy information (the “starters repository”), and (ii) certain other physical title records and information (the “back plant”) and are permitted to use the retrieved information solely in connection with the issuance of title insurance products that FIS offers as part of its business. The starters repository consists of title records and information used in previously issued title insurance policies. The back plant consists of physical, paper title records that are generally only used in the event that the electronically-stored title information is corrupted or otherwise unavailable or incomplete. Thus, the back plant access is infrequent and has been made available to FIS and its subsidiaries so as to ensure access to needed title information only in the event the electronic databases do not contain the needed title information. The FIS subsidiaries that are covered by these agreements may create proprietary means of technical access to the starters repository, but this does not apply to the back plant since the back plant consists of physical documents and records that cannot be accessed electronically. Our applicable title company subsidiaries retain ownership of the starters repository, the back plant, and all related programs, databases, and materials.
      FIS pays fees to us for the access to the starters repository and the back plant and reimburses our subsidiaries for payment of certain taxes and government charges. The fees payable under the Amended and Restated Starters Repository Agreement were based on the parties’ evaluation of the market price for access and successful retrievals from starters repository/databases, the anticipated volume of successful retrievals from the starters repository database, and the geographic scope of the available starters repository database. Due to the infrequent nature of the access to the back plant and its limited usefulness, there are no fees payable under the Amended and Restated Back Plan Access Agreement, other than reimbursement of costs incurred by FNT in allowing FIS and its subsidiaries to access the back plant. These costs include reproduction, transport of paper records and files, and fees to local land recording offices and search services. FIS indemnifies us for third party claims arising from any errors or omissions in the starters repository and the back plant or the provision of access under the agreements. In addition, FIS is responsible for costs incurred as a result of unauthorized access to the database and records. With regard to dispute resolution, if either party institutes an action against the other party for breach, such other party has the option, within 30 days of the notice of such action, to institute an arbitration proceeding and stay the other action.
      Duration and Termination. These agreements, each as amended and restated, are effective for a ten-year period commencing on the effective date of the Merger, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice given after the fifth anniversary of the effective date of the agreement, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, each of these agreements may be terminated in the event of a change of control of either FIS or us (which specifically excludes the Merger).

Amended and Restated License and Services Agreement
      We are a party to an Amended and Restated License and Services Agreement with FIS dated as of the effective date of the Merger. Under this agreement, we conduct business on behalf of FIS’s subsidiaries that operate as title agents in certain limited jurisdictions in which the subsidiaries otherwise lack ready access to title plants, and pay to FIS’s subsidiaries the associated revenues, with the subsidiaries bearing the related costs. This arrangement was originally entered into by FNF when FIS was established and FIS’s title agency businesses, which then operated as divisions of our title insurers, were transferred to FIS. The agreement calls for us to license from FIS the use of certain proprietary business processes and related documentation in certain geographic areas. In addition, under this agreement, FIS provides us with oversight and advice in connection with the implementation of these business processes, including responsibility by FIS for maintaining the computer hardware, software systems, telephone and communication equipment as well as sales support services. In exchange for these business processes and documentation and oversight and advisory services, we pay fees to FIS equal to the aggregate earnings generated through or as a result of these proprietary business processes and documentation. Fees are billed monthly based on presentation of an invoice schedule showing the revenues generated during the prior month. FIS retains ownership of the proprietary business processes and documentation and is responsible for defending any claims brought by third parties against us for infringement based upon the business processes licensed to us under the Amended and Restated License and Services Agreement. We are responsible for defending any claims brought by third parties against FIS for infringement based upon any services we undertake that relate to the license and services agreement but are outside the agreement’s permitted scope. FIS and we each agree to indemnify each other for property damage arising out of any negligence, breach of statutory duty, omission or default in performing our respective obligations under the Amended and Restated License and Services Agreement. With regard to dispute resolution, the agreement includes procedures by which the parties can attempt to resolve disputes amicably, but if those disputes cannot be resolved timely, then arbitration proceedings can be instituted. We reimbursed $5.9 million in 2005 relating to this agreement.
      Duration and Termination. Subject to certain early termination provisions, the Amended and Restated License and Services Agreement continues in effect until either (i) FIS acquires its own direct access to title plants in the relevant geographic area or (ii) we build or otherwise acquire title plants for the relevant geographic area and provide access thereto to FIS on terms acceptable to FIS. The Amended and Restated License and Services Agreement may also be terminated as to all or a portion of the relevant geographic area by mutual agreement of the parties or upon five years’ prior written notice given after the fifth anniversary of the effective date of the agreement, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). The Amended and Restated License and Services Agreement may also be terminated in the event of a change of control of either FIS or us (which specifically excludes the Merger).

Amended and Restated Lease Agreement
      We are party to an Amended and Restated Lease Agreement, dated as of the effective date of the Merger, pursuant to which we lease from a subsidiary of FIS certain portions of FIS’ Jacksonville, Florida headquarters corporate campus. This agreement was originally entered into in March 2005 between FIS and us. This lease arrangement continues until December 31, 2007. The lease terms are believed to be commensurate with those found in the local real estate market.
      Pricing and Payment Terms. Under the lease, we pay rent for the space that we lease, initially approximately 484,586 rentable square feet, at an annual rate of $23.05 per rentable square foot, in equal monthly installments paid in advance on the first day of each calendar month. If we fail to pay timely, a default rate applies. In addition to paying base rent, for each calendar year, we are obligated to pay FIS, as additional rent, our share of the landlord’s reasonable estimate of operating expenses for the entire facility that are in excess of the operating expenses (subject to certain exclusions) applicable to the 2004 base year. We are also liable to the landlord for its entire cost of providing any services or materials exclusively to us. We do not anticipate requesting any exclusive services from the landlord, in its capacity as landlord, during calendar years 2006 or 2007.
      In the lease, the parties acknowledge that during the term of the lease, there will be reallocations of office space among FIS, us and certain other entities that are affiliates of FNF, including one or more reallocations during calendar year 2006. The lease provides that the rentable square footage that we lease may, by mutual agreement, increase or decrease from time to time during the term of the lease. In that event, the parties will memorialize the changes in the rentable square footage and the monthly base rent, which will be re-calculated based on the rentable square footage leased to us as a percentage of the total rentable square footage of office space available at the Jacksonville corporate campus.
      Prior to the date in 2005 that we became a party to this agreement, allocations of expense were made in respect of these services. The amount allocated to us for office space costs at the FIS Jacksonville, Florida headquarters buildings for the portion of the buildings utilized by us and our subsidiaries during 2005 was $3.8 million. During 2005, there were some changes in the allocations of rentable square footage as among FIS, FNF and us, and it is anticipated that additional changes in the allocations of rentable square footage will take place during 2006. While the exact amount of rent to be paid by us under the lease agreement is dependent upon the aggregate excess operating costs incurred for the entire facility, we do not anticipate that the total amount to be paid by us under the lease agreement in the near future will differ materially from the total amounts paid and allocated to us during the 2005 fiscal year for the office space at the Jacksonville, Florida building utilized by us and our subsidiaries.

Amended and Restated Master Information Technology Services Agreement
      We are party to an Amended and Restated Master Services Agreement with FIS, dated as of the effective date of the Merger, pursuant to which FIS and its subsidiaries provide various services to us and our affiliates, which services are substantially similar in nature to the services that FIS has historically provided to our subsidiaries and to FNF, such as IT infrastructure support, data center management and software sales. Under this agreement, we have designated certain services as high priority critical services required for our business. These include: managed operations, network, email/messaging, network routing, technology center infrastructure, active directory and domains, systems perimeter security, data security, disaster recovery and business continuity. FIS has agreed to use reasonable best efforts to provide these core services without interruption throughout the term of the Amended and Restated Master Services Agreement, except for scheduled maintenance.
      Terms of Provision. The Amended and Restated Master Information Technology Services Agreement sets forth the specific services to be provided and provides for statements of work and amendment as necessary. FIS may provide the services itself or through one or more subcontractors that are approved by us, but it is fully responsible for compliance by each subcontractor with the terms of the agreement.
      The Amended and Restated Master Information Technology Services Agreement includes, as part of the agreement, various base services agreements, each of which includes a specific description of the service to be performed as well as the terms, conditions, responsibilities and delivery schedules that apply to a particular service. Any new terms, conditions, responsibilities and delivery schedules that may be agreed to by the parties during the term of the agreement will be added as part of one of the base services agreements or the Amended and Restated Master Information Technology Services Agreement itself. We can also request services that are not specified in the agreement. These additional services will be provided on terms that we propose to FIS and, if we can agree on the terms, a new statement of work or amendment will be executed. In addition, if requested by us, FIS will continue to provide, for an appropriate fee, services to us that are not specifically included in the Amended and Restated Master Information Technology Services Agreement if those services were provided to us by FIS or its subcontractors in the past.
      The agreement provides for specified levels of service for each of the services to be provided, including any additional services that FIS agrees to perform pursuant to amendments to the agreement or additional statements of work. If FIS fails to provide service in accordance with the applicable service levels, then FIS is required to correct its failure as promptly as possible (and in any event, within five days of the failure recognition) at no cost to us. FIS is also required to use reasonable efforts to continuously improve the quality and efficiency of its performance. If either FIS or we find that the level of service for any particular service is inappropriate, ineffective or irrelevant, then the parties may review the service level and, upon agreement, adjust the level of service accordingly. We are permitted to audit FIS’s operations, procedures, policies and service levels as they apply to the services under the agreement. In addition, at least every year during the term of the agreement, FIS will conduct a customer satisfaction survey.
      FIS may provide the services under the Amended and Restated Master Information Technology Services Agreement from one or more of its technology centers or other data centers that it designates within the United States. FIS must also maintain and enforce safety and security procedures that are at least equal to industry standards and are as rigorous as those in effect on the effective date of the agreement. The agreement contains provisions regarding privacy and confidentiality and requires each of the parties to use at least the same standard of care in the protection of confidential information of the other party as it uses in the protection of its own confidential or proprietary information, but in no event less than a reasonable level of protection.

      Pricing and Payment Terms. Under the Amended and Restated Master Information Technology Services Agreement, we are obligated to pay FIS for the services that we and our subsidiaries utilize, calculated under a specific and comprehensive pricing schedule. Although the pricing includes some minimum usage charges, most of the service charges are based on volume and actual usage, specifically related to the particular service and support provided by FIS and the complexity of the technical analysis and technology support provided by FIS. The amount included in our expenses for information technology services received from FIS during the 2005 fiscal year was $56.9 million. While the exact amounts to be paid by us to FIS under the master information technology services agreement are dependent upon the actual usage and volume of services performed by FIS for us, we do not anticipate that the total amount to be paid by us to FIS under the master information technology services agreement in the near future will differ materially from the amounts paid by us to FIS during the 2005 fiscal year for these information technology services.
      Duration and Effect of Termination. The Amended and Restated Master Information Technology Services Agreement is effective for a term of five years unless earlier terminated in accordance with its terms. We have the right to renew the agreement for a single one-year period or a single two-year period, by providing a written notice of our intent to renew at least six months prior to the expiration date. Upon receipt of a renewal notice, the parties will begin discussions regarding the terms and conditions that will apply for the renewal period, and if the parties have not reached agreement on the terms by the time the renewal period commences, then the agreement will be renewed for only one year on the terms as in effect at the expiration of the initial term. We may also terminate the agreement or any particular statement of work or base services agreement on six months’ prior written notice. In addition, if either party fails to perform its obligations under the agreement, the other party may terminate after the expiration of certain cure periods. We may also terminate the agreement if there is a change in ownership or control of FIS whereby one of our direct competitors owns or controls FIS (excluding changes resulting from the Merger), as more fully defined by the terms of the agreement.
      Dispute Resolution Procedures. Disputes, controversies and claims under the master information technology services agreement are referred to a management committee that includes representatives from both parties. If the management committee is unable to resolve the issue, the agreement sets forth a procedure by which the issue is referred to and reviewed by increasingly senior members of our management and FIS’s management. If our senior management cannot resolve the issues with FIS’s senior management, then the dispute is referred to an independent arbitrator for resolution. However, we are required to continue to provide services during the period of any dispute or dispute resolution process.

Amended and Restated SoftPro Software License Agreement
      We are party to an Amended and Restated Software License Agreement pursuant to which we license from a subsidiary of FIS, for the benefit of our title insurance subsidiaries, the use of certain proprietary software, related documentation, and object code for a package of software programs and products known as “SoftPro.”
      The SoftPro software is a related series of software programs and products that have historically been used, and continue to be used, in various locations by a number of our title insurance subsidiaries, including Chicago Title, Fidelity National Title, and Ticor Title. In addition to the use license, under this agreement, upon the occurrence of certain events, such as the bankruptcy of the FIS subsidiary, a breach of a material covenant, or the subsidiary’s notification to us that it has ceased to provide maintenance or support for SoftPro, then subject to certain conditions, we will also receive the SoftPro source code for purposes of integration, maintenance, modification and enhancement. We will also receive the SoftPro source code if the FIS subsidiary fails to fulfill our requests for development or integration services or we cannot reach agreement on the commercial terms for that development. We pay fees to the FIS subsidiary for the use of the SoftPro software based on the number of workstations and the actual number of SoftPro software programs and products used in each location. Fees are billed monthly based on presentation of an invoice. During the term of the agreement, the FIS subsidiary retains ownership of SoftPro and is responsible for defending any claims brought by third parties against us for infringement based upon the software. The FIS subsidiary and we each agree to indemnify each other for property damage arising out of any negligence, breach of statutory duty, omission or default in performing our respective obligations under the Amended and Restated Software License Agreement. With regard to dispute resolution, the agreement includes procedures by which the parties can attempt to resolve disputes amicably, but if those disputes cannot be resolved timely, then arbitration proceedings can be instituted.
      Duration and Termination. While the SoftPro Amended and Restated Software License Agreement is perpetual, we can terminate the license on not less than 90 days prior notice. In addition, if we disclose any of the SoftPro software, or a material part of the documentation related thereto, to a competitor of FIS, then if we fail to discontinue the unauthorized disclosure after a 30-day cure period, SoftPro may terminate the license as to the portion of the SoftPro software that we so disclosed on 30 days notice. In that event, FIS would also retain the right to pursue other remedies, including claims for damages for the unauthorized disclosure.
      Our expenses for the SoftPro license were $7.7 million in 2005.
Real Estate Information
      We also do business with additional entities within the mortgage information services segment of FIS that provide real estate information to our operations. Our expenses for these services were $10.9 million, in 2005. Although there is no long-term contract, we are continuing to purchase information from FIS. The pricing of these purchases was determined on the basis of a discount to market that is believed reasonable based on the volume of our purchases.
Agency Agreements
      Our subsidiaries, Chicago Title Insurance Company (“CTI”), a Missouri-domiciled title insurer, and Fidelity National Title Insurance Company (“FNTIC”), a California-domiciled title insurer, is each a party to separate issuing agency contracts with five subsidiaries of FIS. Under these issuing agency contracts, the FIS subsidiaries act as title agents for CTI and FNTIC in various jurisdictions.
      Under the issuing agency contracts, the title agency appointments of the FIS subsidiaries are not exclusive and CTI and FNTIC each retain the ability to appoint other title agents and to issue title insurance directly. In addition, the issuance of all title insurance for which the FIS subsidiaries are the agents is subject to the terms set forth in the issuing agency contracts. We believe that rates, duties, liability and indemnification provisions comport with the terms and conditions generally applicable in similar arrangements between non-affiliated parties in the title industry.
      Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of the agreement (thus effectively resulting in a minimum ten year term). The issuing agency contracts were entered into by our subsidiaries between July 22, 2004 and February 24, 2005.
      Prior to entering into these issuing agency contracts, these agency operations were conducted as divisions of certain of our title insurers. We earned $91.9 million of agency title premiums generated by these operations in 2005, and paid related commissions of $80.9 million in 2005, representing a commission rate of 88% of premiums earned.
Cost Sharing Agreement
      Our subsidiary CTI is a party to a transitional cost sharing agreement effective as of March 4, 2005 with certain subsidiaries of FIS that are engaged in its mortgage origination services business, including providing appraisal, title and closing services to residential mortgage originators and providing automated loan servicing (the “lenders services business”). Pursuant to this cost sharing agreement, CTI agrees to share certain costs and facilities relating to these lenders services businesses with various FIS subsidiaries. The costs shared include costs of the employees performing the services related to these businesses as well as the costs and expenses related to various facilities such as data processing, equipment, business property and communication equipment. The cost sharing agreement will terminate (i) as to all parties, upon the transfer of a small title insurance company subsidiary from FNF to FIS, which transfer is contingent upon receipt of certain regulatory approvals, or (ii) as to CTI, at such time as various subsidiaries of FIS obtain the licenses necessary to enable them to operate all aspects of the lenders services business. We paid $5.9 million to CTI under this agreement in 2005.
Title Plant Maintenance Agreement and Master Title Plant Access Agreement
      Certain of our title insurance company subsidiaries have entered into a title plant maintenance agreement with Property Insight, LLC (“Property Insight”), a subsidiary of FIS. In connection therewith, one of our subsidiaries has also entered into a master title plant access agreement with Property Insight.
      Pursuant to the title plant maintenance agreement, Property Insight manages certain title plant assets of these title insurance company subsidiaries. These management services include keeping the title plant assets current and functioning on a daily basis. Property Insight’s management services also include updating, compiling, extracting, manipulating, purging, storing and processing title plant data so that the title plant database is current, accurate and accessible, through an efficient and organized access system. In performing these functions, Property Insight may make use of the software systems licensed to it from these subsidiaries, but it may also utilize proprietary systems, software, technologies and methodologies that have been developed, or will be developed, by Property Insight. We have no ownership or other right or title to these proprietary systems and methodologies (except in certain limited circumstances in the event of a termination of a title plant maintenance agreement, as a result of a default by, or termination by, Property Insight). Property Insight may also use these proprietary systems and methodologies in the title plant management services it may provide to other third party customers. In exchange for its management services, Property Insight has perpetual, irrevocable, transferable and nonexclusive worldwide licensed access to the title plants owned by these subsidiaries, together with certain software relating thereto, and it is able to sell this title plant access to third party customers and earn all revenue generated from the use of those assets by third party customers. In addition, Property Insight earns fees from providing access to updated and organized title plant databases to our subsidiaries through the master title plant access agreement described below. In consideration for the licensed access to the title plants and related software, Property Insight must pay a royalty to each of our title insurance company subsidiaries which are parties to the title plant maintenance agreement, in an amount equal to 2.5% to 3.75% of the revenues generated from the licensed access to the title plants and related software that the title insurance company subsidiary owns.
      Pursuant to the master title plant access agreement, our subsidiaries have access to all title plants to which Property Insight has access or right to access, including the title plants owned by certain of our subsidiaries. In consideration for this access and use, our subsidiaries pay access fees to Property Insight.
      Under the title plant maintenance agreement, Property Insight has no liability to our subsidiaries who are parties to the title plant maintenance agreement for any error in the information provided in the performance of its services, except in the event of Property Insight’s gross negligence or willful misconduct. Property Insight accepts no liability under the master title plant access agreement for any errors in the title plant information.
      The title plant maintenance agreement is effective for a ten year period, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice (given after the fifth anniversary of the agreement), except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, the title plant maintenance agreement may be terminated in the event of a change of control of either Property Insight or our subsidiaries who are parties to the title plant maintenance agreement. So long as Property Insight does not cause the termination of a title plant maintenance agreement (either through notice of termination or by defaulting on its obligations or otherwise), Property Insight will retain a copy of the title plant database and related software as well as the right to use the software and sell access to the title plant database to third party customers. The termination provisions of the master title plant access agreement are in general similar to those of the title plant maintenance agreement.

      The foregoing agreements became effective on March 4, 2005. Prior to that time, Property Insight was a division of our company. Our payments to FIS under these arrangements were $29.9 in 2005. We received $3.0 million in revenues from the royalty payable by FIS in 2005.
Title Plant Management Agreement
      We entered into a management agreement effective as of May 17, 2005 with Property Insight, pursuant to which Property Insight manages title plant assets for one of our subsidiaries, Ticor Title Insurance Company of Florida (“Ticor-FL”). These management services include overseeing and supervising the title plant maintenance process (such as updating and purging), but do not include full responsibility for keeping the title plant assets current and functioning on a daily basis. Ticor-FL maintains all ownership rights over the title plants and its proprietary systems and methodologies used in the title plant maintenance process. Under this agreement, Property Insight’s use of these proprietary systems and methodologies and access to Ticor-FL’s title plants is limited to use and access necessary to perform its management obligations under the agreement. Property Insight is paid a management fee equal to 20% of the actual costs incurred by Ticor-FL for maintaining its title plants. In 2005, our payments to Property Insight under this agreement was $1.2 million.
      Under the title plant management agreement, Property Insight has no liability to Ticor-FL in the performance of its services, except in the event of Property Insight’s gross negligence or willful misconduct.
      The title plant management agreement is effective for a ten year period, with automatic renewal, and may be terminated by mutual agreement of the parties or upon five years’ prior written notice, except in the case of a default in performance, in which case the agreement may be terminated immediately if the default is not cured within 30 days after notice (with provisions that permit an extension of the 30-day cure period under certain circumstances). In addition, the title plant management agreement may be terminated in the event of a change of control of either Property Insight or Ticor-FL.
Amended and Restated Software License Agreements
      A subsidiary of FIS has licensed proprietary software and provide maintenance services to certain of our subsidiaries for annual fees under individual license agreements. The three software license agreements, for OTS/ OTS Gold, SIMON and TEAM software, all provide our subsidiaries with worldwide nonexclusive, perpetual, irrevocable right to use certain software and documentation. Fees for these licenses are charged on varying bases, including in the case of OTS/ OTS Gold, a flat annual fee, and in the case of SIMON and TEAM, a monthly fee based on the number of servers or the number of users utilizing the licensed software. The terms of the licenses are perpetual and may be terminated by our subsidiaries upon ninety days written notice, disclosure of software or documentation to competitors or if an entity is no longer a subsidiary of FIS.
      Our expenses for these items in 2005 were insubstantial and not material, either individually or in the aggregate.
Equipment Leases
      We previously leased certain business equipment to FIS. All of the equipment covered by these leases was purchased by FIS for $19.4 million on June 1, 2005, and the leases were terminated. In 2005 we received $5.0 million from these leases prior to their termination.
Amended and Restated Cross Conveyance and Software Development and Property Allocation Agreements
      One of our subsidiaries is a party to an amended and restated cross conveyance and joint ownership agreement with an FIS subsidiary whereby the parties have conveyed their respective interests in certain proprietary software, known as “eLender”, such that both parties are the joint owners of the software. The parties have also agreed to further develop the jointly owned software. Pursuant to this agreement, through March 31, 2006, our subsidiary pays $500,000 per month to the FIS subsidiary for development services, including maintenance by the FIS subsidiary for the developed software. Each party will own an undivided half interest in the developed software. This agreement expires on March 31, 2006, but may be terminated prior to that time by mutual agreement or in the event of a breach that remains uncured for more than 30 days (subject to extension in certain circumstances).
      One of our subsidiaries is also a party to a joint development and ownership agreement with an FIS subsidiary whereby the FIS subsidiary provides development services for proprietary software, known as “Titlepoint”, to be used in connection with the title plants owned by our title insurance subsidiaries. Pursuant to this agreement, our subsidiary pays fees and expenses to the FIS subsidiary for development services per our specifications. The fees are charged on an hourly rate basis but cannot exceed an aggregate of $7,130,000 for the entire development project. Upon delivery by the FIS subsidiary of software that meets acceptance criteria, both parties will jointly own the developed software. This agreement expires forty-five days after acceptance of the agreed upon software release, but may be terminated prior to that time by mutual agreement or in the event of a breach that remains uncured for more than 30 days (subject to extension in certain circumstances).
      Our payments to FIS under these arrangements were $17.2 million in 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements. The following is a list of the Consolidated and Combined Financial Statements of Fidelity National Title Group, Inc. and its subsidiaries included in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004

Consolidated and Combined Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated and Combined Statements of Comprehensive Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated and Combined Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated and Combined Financial Statements
      (a)(2) Financial Statement Schedules. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Title Group, Inc. (Parent Company Financial Statements)

Schedule V: Valuation and Qualifying Accounts
      All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated and Combined Financial Statements or notes thereto.
      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 19, 2005, as Exhibit 3.1.
3.2	Amended and Restated Bylaws of the Registrant.†
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A. relating to the FNT notes.*
4.2	Supplemental Indenture, dated as of January 6, 2006, between the Registrant and the Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.
4.3	Form of 7.30% FNT note due August 15, 2011.**
4.4	Form of 5.25% FNT note due March 15, 2013.**
10.1	Separation Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.2	Amended and Restated Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.*
10.3	Amended and Restated Reverse Corporate Services Agreement, dated September 27, 2005 between FNF and the Registrant.*
10.4	Tax Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.5	Employee Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.6	Registration Rights Agreement, dated September 27, 2005 between FNF and the Registrant.**

Exhibit
Number	Description

10.7	Intellectual Property Cross License Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.8	Sublease Agreement dated September 27, 2005 between FNF and the Registrant.**
10.9	Assignment, Assumption and Novation Agreement dated September 27, 2005 between FNF and the Registrant.**
10.10	Amended and Restated Corporate Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the Current Report on Form 8-K of Fidelity National Information Services, Inc. filed February 6, 2006 (the “FIS 8-K”).
10.11	Amended and Restated Reverse Corporate Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.12	Amended and Restated Starters Repository Access Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.13	Amended and Restated Back Plant Repository Access Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.14	Amended and Restated License and Services Agreement dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.15	Amended and Restated Lease Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.16	Amended and Restated Master Information Technology Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.17	Amended and Restated SoftPro Software License Agreement dated February 1, 2006 between Fidelity National Information Solutions, Inc. and the Registrant, incorporated by reference to the FIS 8-K.
10.18	7.30% Mirror Note due 2011 incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.**
10.19	5.25% Mirror Note due 2013.**
10.20	Tax Sharing Agreement dated June 17, 1998 among Chicago Title Corporation, Chicago Title and Trust Company, Chicago Title Insurance Company, Ticor Title Insurance Company and Security Union Title Insurance Company.***
10.21	Tax Sharing Agreement dated May 13, 2004 among Chicago Title and Trust Company, Chicago Title Insurance Company of Oregon and FNF.***
10.22	Tax Sharing Agreement dated August 20, 2004 among Chicago Title and Trust Company, Ticor Title Insurance Company of Florida and FNF.***
10.23	Tax Sharing Agreement dated January 31, 2005 among Alamo Title Holding Company, Alamo Title Insurance Company and FNF.***
10.24	Tax Allocation Agreement dated December 13, 1999 among Fidelity National Title Insurance Company (as successor in interest by merger with Fidelity National Title Insurance Company of New York), Nations Title Insurance Company of New York, Inc., and FNF.***
10.25	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Company.***
10.26	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.27	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.28	Issuing Agency Contract dated as of August 9, 2004 between Chicago Title Insurance Company and LSI Alabama, LLC.***
10.29	Issuing Agency Contract dated as of February 8, 2005 between Chicago Title Insurance Company and LSI Title Company of Oregon, LLC.***

Exhibit
Number	Description

10.30	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Company.***
10.31	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Agency, Inc.***
10.32	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.33	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Alabama, LLC.***
10.34	Issuing Agency Contract dated as of February 24, 2005 between Fidelity National Title Insurance Company and LSI Title Company of Oregon, LLC.***
10.35	Transitional Cost Sharing Agreement dated as of April 14, 2005 by and among Chicago Title Insurance Company, FIS Management Services, LLC, Lender’s Service Title Agency, Inc., LSI Alabama, LLC, LSI Maryland, Inc., LSI Title Agency, Inc., LSI Title Company, and LSI Title Company of Oregon, LLC.***
10.36	Agreement for Sale of Title Plants dated January 4, 2005 between Ticor Title Company of Oregon and LSI Title Company of Oregon, LLC.***
10.37	Agreement For Sale of Plant Index and For Use of Computerized Title Plant Services dated as of December 20, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.38	Title Plant Maintenance Agreement dated as of March 4, 2005 among Property Insight, LLC, Security Union Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company.***
10.39	Amended and Restated Master Title Plant Access Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.
10.40	Title Plant Management Agreement dated as of May 17, 2005 between Property Insight, LLC and Ticor Title Insurance Company of Florida.***
10.41	Master Loan Agreement, dated December 28, 2000 among Chicago Title Insurance Company, Fidelity National Title Insurance Company, Ticor Title Insurance Company, Alamo Title Insurance Company, Security Union Title Insurance Company and FNF.***
10.42	Master Loan Agreement dated February 10, 1999 among Chicago Title and Trust Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company.***
10.43	Amended and Restated OTS and OTS Gold Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.
10.44	Amended and Restated SIMON Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.
10.45	Amended and Restated TEAM Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.
10.46	Amended and Restated Cross Conveyance and Joint Ownership Agreement dated February 1, 2006 between Rocky Mountain Support Services, Inc. and LSI Title Company, incorporated by reference to the FIS 8-K.
10.47	Amended and Restated eLenderSolutions Software Development and Property Allocation Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and LSI Title Company, incorporated by reference to the FIS 8-K.
10.48	Amended and Restated Titlepoint Software Development and Property Allocation Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.

Exhibit
Number	Description

10.49	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.†
10.50	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.†
10.51	Form of Restricted Stock Grant Agreement, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.
10.52	Credit Agreement, dated October 17, 2005 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to Exhibit 10-1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 21, 2005.
10.53	Amended and Restated Title Plant Master Services Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.
21.1	Subsidiaries of the Registrant.*
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith

**	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005

†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-32630)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Title Group, Inc.

By:	/s/ RAYMOND R. QUIRK

Raymond R. Quirk
Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Foley, II William P. Foley, II	Chairman of the Board of Directors	March 15, 2006

/s/ Frank P. Willey Frank P. Willey	Vice Chairman and Director	March 15, 2006

/s/ Raymond R. Quirk Raymond R. Quirk	Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Anthony J. Park Anthony J. Park	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ William G. Bone William G. Bone	Director	March 15, 2006

/s/ Willie D. Davis Willie D. Davis	Director	March 15, 2006

/s/ John F. Farrell, Jr. John F. Farrell, Jr.	Director	March 15, 2006

/s/ Philip G. Heasley Philip G. Heasley	Director	March 15, 2006

/s/ William A. Imparato William A. Imparato	Director	March 15, 2006

/s/ Donald M. Koll Donald M. Koll	Director	March 15, 2006

/s/ General William Lyon General William Lyon	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Title Group, Inc.:
      Under date of March 13, 2006, we reported on the Consolidated and Combined Balance Sheets of Fidelity National Title Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated and Combined Statements of Earnings and Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated and Combined Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated and Combined Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
March 13, 2006
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II
FIDELITY NATIONAL TITLE GROUP, INC.
(Parent Company)
BALANCE SHEETS

December 31, 2005

(In thousands,
except share data)
ASSETS
Cash	$12,147
Investment securities available for sale, at fair value	16,650
Accounts receivable from subsidiaries*	92,198
Due from FNF	32,689
Investment in subsidiaries*	3,021,127
Prepaid expenses and other assets	2,173

$3,176,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$23,020
Notes payable	598,088
Deferred income taxes	75,839
696,947
Stockholders’ Equity:
Common stock, Class A, $0.0001 par value; authorized, 300,000,000 shares as of December 31, 2005; issued, 31,147,357 shares as of December 31, 2005	3
Common stock, Class B, $0.0001 par value; authorized, 300,000,000 shares as of December 31, 2005; issued, 143,172,183 shares as of December 31, 2005	14
Additional paid-in capital	2,492,312
Retained earnings	82,771
2,575,100
Accumulated other comprehensive loss	(78,892)
Unearned compensation	(16,171)
2,480,037

$3,176,984

*	These amounts are eliminated in the consolidation of Fidelity National Title Group, Inc.
See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL TITLE GROUP, INC.
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

For the Period from October 1, 2005
through December 31, 2005

(In thousands, except per share
data)
Revenue:
Interest income	$101

Expenses:
Personnel expenses	3,508
Other operating expenses	4,071
Interest expense	9,299

16,878

Loss before income tax benefit and equity in earnings of Subsidiaries	(16,777)
Income tax benefit	6,324

Loss before equity in earnings of subsidiaries	(10,453)
Equity in earnings of subsidiaries*	136,783

Earnings before minority interest	126,330
Minority interest	(20)

Net earnings	$126,350

Basic net earnings per share	$3.11
Weighted average shares outstanding, basic basis	173,463
Diluted net earnings per share	$3.11
Weighted average shares outstanding, diluted basis	173,575
Retained earnings, beginning of year	$—
Dividends declared	(43,579)
Net earnings	126,350

Retained earnings, end of year	$82,771

*	These amounts are eliminated in the consolidation of Fidelity National Title Group, Inc.
See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL TITLE GROUP, INC.
(Parent Company)
STATEMENTS OF CASH FLOWS

For the Period from October 1, 2005
through December 31, 2005

(In thousands)
Cash Flows From Operating Activities:
Net earnings	$126,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(136,783)
Stock-based compensation cost	7,382
Net increase in income taxes	73,281
Net increase in prepaid expenses and other assets	(1,197)
Net increase in accounts payable and accrued liabilities	23,055

Net cash provided by operating activities	92,088

Cash Flows From Investing Activities:
Net purchases from short-term investing activities	(16,650)

Net cash used in investing activities	(16,650)

Cash Flows From Financing Activities:
Borrowings	150,000
Debt service payments	(51,010)
Dividends paid	(43,580)
Net borrowings and dividends from subsidiaries	(118,701)

Net cash provided by financing activities	(63,291)

Net increase in cash and cash equivalents	12,147
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$12,147

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL TITLE GROUP, INC.
(Parent Company)

A.	Summary of Significant Accounting Policies
      Fidelity National Title Group, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated and Combined Financial Statements and Notes thereto included elsewhere herein.

B.	Notes Payable
      Notes payable consist of the following:

December 31, 2005

(Dollars in thousands)
Unsecured notes due to FNF, net of discount, interest payable semi-annually at 7.3%, due August 2011	249,337
Unsecured notes due to FNF, net of discount, interest payable semi-annually at 5.25%, due March 2013	248,463
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.50% (4.87% at December 31, 2005), unused portion of $300,000 at December 31, 2005	$100,000
Other promissory notes with various interest rates and maturities	288

$598,088

      Principal maturities at December 31, 2005, are as follows (dollars in thousands):

2006	$288
2007	—
2008	—
2009	—
2010	100,000
Thereafter	497,800

$598,088

C.	Supplemental Cash Flow Information

Year Ended December 31, 2005

(Dollars in thousands)
Cash paid during the year:
Interest	$5,833
Non-cash investing and financing activities:
Non-cash contributions of capital, primarily stock option allocation	6,526

D.	Cash Dividends Received
      The Company has received cash dividends from subsidiaries and affiliates of $124.5 million in 2005.

SCHEDULE V
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charge to					Balance at
	Beginning	Costs and	Other		Deduction		End of
Description	of Period	Expenses	(Described)		(Described)		Period

	(Dollars in thousands)
Year ended December 31, 2005:
Reserve for claim losses	980,746	354,710	1,000	(3)	272,599	(1)	1,063,857
Allowance on trade receivables	11,792	4,876	—		3,085	(2)	13,583
Allowance on notes receivable	1,740	—	—		274	(2)	1,466
Year ended December 31, 2004:
Reserve for claim losses	932,439	259,402	38,597	(3)	249,692	(1)	980,746
Allowance on trade receivables	12,833	228	—		1,269	(2)	11,792
Allowance on notes receivable	1,555	185	—		—		1,740
Year ended December 31, 2003:
Reserve for claim losses	887,973	248,834	4,203	(3)	208,571	(1)	932,439
Allowance on trade receivables	10,148	456	2,229	(2)	—		12,833
Allowance on notes receivable	1,001	554	—		—		1,555

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off and change in reserve due to reevaluation of specific items

(3)	Represents reserve for claim losses assumed in connection with the Company’s acquisitions of Service Link, APTIC, and ANFI in 2005, 2004, and 2003, respectively.
See Accompanying Report of Registered Independent Public Accounting Firm

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 19, 2005, as Exhibit 3.1.
3.2	Amended and Restated Bylaws of the Registrant.†
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A. relating to the FNT notes.*
4.2	Supplemental Indenture, dated as of January 6, 2006, between the Registrant and the Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.
4.3	Form of 7.30% FNT note due August 15, 2011.**
4.4	Form of 5.25% FNT note due March 15, 2013.**
10.1	Separation Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.2	Amended and Restated Corporate Services Agreement, dated February 1, 2006 between FNF and the Registrant.*
10.3	Amended and Restated Reverse Corporate Services Agreement, dated February 1, 2006 between FNF and the Registrant.*
10.4	Tax Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.5	Employee Matters Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.6	Registration Rights Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.7	Intellectual Property Cross License Agreement, dated September 27, 2005 between FNF and the Registrant.**
10.8	Sublease Agreement dated September 27, 2005 between FNF and the Registrant.**
10.9	Assignment, Assumption and Novation Agreement dated September 27, 2005 between FNF and the Registrant.**
10.10	Amended and Restated Corporate Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the Current Report on Form 8-K of Fidelity National Information Services, Inc. filed February 6, 2006 (the “FIS 8-K”).
10.11	Amended and Restated Reverse Corporate Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.12	Amended and Restated Starters Repository Access Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.13	Amended and Restated Back Plant Repository Access Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.14	Amended and Restated License and Services Agreement dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.15	Amended and Restated Lease Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.16	Amended and Restated Master Information Technology Services Agreement, dated February 1, 2006 between FIS and the Registrant, incorporated by reference to the FIS 8-K.
10.17	Amended and Restated SoftPro Software License Agreement dated February 1, 2006 between Fidelity National Information Solutions, Inc. and the Registrant, incorporated by reference to the FIS 8-K.
10.18	7.30% Mirror Note due 2011 incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.**
10.19	5.25% Mirror Note due 2013.**
10.20	Tax Sharing Agreement dated June 17, 1998 among Chicago Title Corporation, Chicago Title and Trust Company, Chicago Title Insurance Company, Ticor Title Insurance Company and Security Union Title Insurance Company.***
10.21	Tax Sharing Agreement dated May 13, 2004 among Chicago Title and Trust Company, Chicago Title Insurance Company of Oregon and FNF.***

Exhibit
Number	Description

10.22	Tax Sharing Agreement dated August 20, 2004 among Chicago Title and Trust Company, Ticor Title Insurance Company of Florida and FNF.***
10.23	Tax Sharing Agreement dated January 31, 2005 among Alamo Title Holding Company, Alamo Title Insurance Company and FNF.***
10.24	Tax Allocation Agreement dated December 13, 1999 among Fidelity National Title Insurance Company (as successor in interest by merger with Fidelity National Title Insurance Company of New York), Nations Title Insurance Company of New York, Inc., and FNF.***
10.25	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Company.***
10.26	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.27	Issuing Agency Contract dated as of July 22, 2004 between Chicago Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.28	Issuing Agency Contract dated as of August 9, 2004 between Chicago Title Insurance Company and LSI Alabama, LLC.***
10.29	Issuing Agency Contract dated as of February 8, 2005 between Chicago Title Insurance Company and LSI Title Company of Oregon, LLC.***
10.30	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Company.***
10.31	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Title Agency, Inc.***
10.32	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and Lender’s Service Title Agency, Inc.***
10.33	Issuing Agency Contract dated as of September 28, 2004 between Fidelity National Title Insurance Company and LSI Alabama, LLC.***
10.34	Issuing Agency Contract dated as of February 24, 2005 between Fidelity National Title Insurance Company and LSI Title Company of Oregon, LLC.***
10.35	Transitional Cost Sharing Agreement dated as of April 14, 2005 by and among Chicago Title Insurance Company, FIS Management Services, LLC, Lender’s Service Title Agency, Inc., LSI Alabama, LLC, LSI Maryland, Inc., LSI Title Agency, Inc., LSI Title Company, and LSI Title Company of Oregon, LLC.***
10.36	Agreement for Sale of Title Plants dated January 4, 2005 between Ticor Title Company of Oregon and LSI Title Company of Oregon, LLC.***
10.37	Agreement For Sale of Plant Index and For Use of Computerized Title Plant Services dated as of December 20, 2004 between Chicago Title Insurance Company and LSI Title Agency, Inc.***
10.38	Title Plant Maintenance Agreement dated as of March 4, 2005 among Property Insight, LLC, Security Union Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company.***
10.39	Amended and Restated Master Title Plant Access Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.
10.40	Title Plant Management Agreement dated as of May 17, 2005 between Property Insight, LLC and Ticor Title Insurance Company of Florida.***
10.41	Master Loan Agreement, dated December 28, 2000 among Chicago Title Insurance Company, Fidelity National Title Insurance Company, Ticor Title Insurance Company, Alamo Title Insurance Company, Security Union Title Insurance Company and FNF.***
10.42	Master Loan Agreement dated February 10, 1999 among Chicago Title and Trust Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company.***
10.43	Amended and Restated OTS and OTS Gold Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.

Exhibit
Number	Description

10.44	Amended and Restated SIMON Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.
10.45	Amended and Restated TEAM Software License Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Fidelity National Tax Service, Inc., incorporated by reference to the FIS 8-K.
10.46	Amended and Restated Cross Conveyance and Joint Ownership Agreement dated February 1, 2006 between Rocky Mountain Support Services, Inc. and LSI Title Company, incorporated by reference to the FIS 8-K.
10.47	Amended and Restated eLenderSolutions Software Development and Property Allocation Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and LSI Title Company, incorporated by reference to the FIS 8-K.
10.48	Amended and Restated Titlepoint Software Development and Property Allocation Agreement dated as of February 1, 2006 between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.
10.49	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.†
10.50	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.†
10.51	Form of Restricted Stock Grant Agreement, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.
10.52	Credit Agreement, dated October 17, 2005 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to Exhibit 10-1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 21, 2005.
10.53	Amended and Restated Title Plant Master Services Agreement, dated as of February 1, 2006, between Rocky Mountain Support Services, Inc. and Property Insight, LLC, incorporated by reference to the FIS 8-K.
21.1	Subsidiaries of the Registrant.*
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith

**	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005

†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-32630)