Form 10-K/A
period 2005-12-31
Fidelity National Title Group, Inc.
filed 2006-05-01
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
     The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of December 31, 2005 was $696,787,961 based on the closing sale price of $24.35 on December 30, 2005 as reported by the New York Stock Exchange.
     As of April 1, 2006, there were 31,147,357 shares of Class A common stock and 143,176,041 shares of Class B common stock outstanding.

EXPLANATORY NOTE
Unless stated otherwise or the context otherwise requires, all references in this Form 10-K/A to the registrant, “us,” “we,” “our” or the “Company” are to Fidelity National Title Group, Inc., a Delaware corporation, and its subsidiaries; all references to “FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owns a majority of our outstanding shares; and all references to the “distribution” are to the distribution on October 17, 2005 of 17.5% of the common stock of the Company to the stockholders of FNF.
     This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.
     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

i

FORM 10-K/A

		Page
		Number
	PART III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 14.	Principal Accountant Fees and Services	14
EXHIBIT 31.1
EXHIBIT 31.2

ii

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     The names of our directors and certain biographical information concerning each of them is set forth below:
Term Expiring 2006

			Director
Name	Position With the Company	Age	Since

John F. Farrell, Jr.	Director Chairman Audit Committee	68	2000[1]

Frank P. Willey	Vice Chairman of the Board	52	1984[1]

Willie D. Davis	Director Member Corporate Governance and Nominating Committee, Member Compensation Committee	71	2003[1]

Philip G. Heasley	Director Member Audit Committee	55	2000[1]
     John F. Farrell, Jr. Mr. Farrell is a private investor and has been since 1997. From 1985 through 1994 he was Chairman and Chief Executive Officer of North American Mortgage Company. Mr. Farrell was Chairman of Integrated Acquisition Corporation from 1984 through 1989. He was a partner with Oppenheimer and Company from 1972 through 1981. Mr. Farrell currently serves as a director of Fidelity National Financial, Inc. and Ames Investment Corporation. Mr. Farrell joined the Board of Directors of the Company upon the completion of the distribution.
     Frank P. Willey. Mr. Willey served as the Vice Chairman of the Board of Directors of FNF prior to joining the Board of Directors of the Company as its Vice Chairman immediately following the completion of the distribution. Mr. Willey was a director of FNF from its formation in 1984 until the distribution, and also was the President of FNF from January 1, 1995 through March 20, 2000. Mr. Willey also served as an Executive Vice President and General Counsel of FNF from its formation until December 31, 1994. Presently, Mr. Willey also serves as a director of CKE Restaurants, Inc.
     Willie D. Davis. Mr. Davis has served as the President and a director of All-Pro Broadcasting, Inc., a holding company that operates several radio stations, since 1976. Mr. Davis currently also serves on the Board of Directors of Sara Lee Corporation, Dow Chemical Company, MGM Mirage, Inc., Alliance Bank, Johnson Controls, Inc. and Manpower, Inc. Mr. Davis resigned from the Board of Directors of FNF to become a director of the Company immediately following the distribution.
     Philip G. Heasley. Mr. Heasley has served as the President and CEO of Transaction Systems Architects since May 1, 2005. Prior to that, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from 2000 to 2003. Before First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley resigned from the Board of Directors of FNF to become a director of the Company immediately following the distribution.

[1]	Includes the period of time during which the director served as a director of FNF.

Term Expiring 2007

			Director
Name	Position With the Company	Age	Since

William A. Imparato	Director Chairman Corporate Governance and Nominating Committee, Member Audit Committee	59	1986[1]

General William Lyon	Chairman Compensation Committee	83	1998[1]

William G. Bone	Director Member Compensation Committee	64	2005
     William A. Imparato. Mr. Imparato currently is a Partner in Beus Gilbert PLLC and the Managing Member of Tri-Vista Partners, LLC, and has been for more than five years. From June 1990 to December 1993, Mr. Imparato was President of the Company’s wholly-owned real estate subsidiary Manchester Development Corporation. From July 1980 to March 2000 he was a partner in Park West Development Company, a real estate development firm headquartered in Phoenix, Arizona. In March 2000, Mr. Imparato started a new real estate development firm, Tri-Vista Partners LLC, headquartered in Scottsdale, Arizona. Mr. Imparato resigned from the Board of Directors of FNF to become a director of the Company immediately following the distribution.
     General William Lyon. General Lyon is Chairman of the Board and Chief Executive Officer of William Lyon Homes, Inc. and affiliated companies, which are headquartered in Newport Beach, California, and has been for more than five years. In 1989, General Lyon formed Air/Lyon, Inc., which included Elsinore Service Corp. and Martin Aviation at John Wayne Airport. He has been Chairman of the Board of The William Lyon Company since 1985. General Lyon resigned from the Board of Directors of FNF to become a director of the Company immediately following the distribution.
     William G. Bone. Mr. Bone founded Sunrise Company in 1963 and has served as its Chairman and Chief Executive Officer for more than five years. Mr. Bone joined the Board of Directors of the Company in October 2005 following the distribution.

[1]	Includes the period of time during which the director served as a director of FNF.

Term Expiring 2008

			Director
Name	Position With the Company	Age	Since

William P. Foley, II	Chairman of the Board	61	1984[1]

Peter O. Shea, Jr.	Director	39	2006

Robert M. Clements	Director	43	2006
     William P. Foley, II. Mr. Foley is the Chairman of the Board and Chief Executive Officer of FNF, and has served in both capacities since that company’s formation in 1984. Mr. Foley also served as President of that company from 1984 until December 31, 1994. Mr. Foley also is currently serving as the Chairman of the Board of Fidelity National Information Services, Inc. and as a director of Florida Rock Industries, Inc.
     Peter O. Shea, Jr. Mr. Shea is the President and Chief Executive Officer of J.F. Shea Co., Inc. and he previously served as Chief Operating Officer of J.F. Shea Co., Inc. for more than five years. J.F. Shea Co., Inc. is a private company with aggregate revenue in 2005 in excess of $3.5 billion, with operations in home construction, commercial property development and management and heavy civil construction.
     Robert M. Clements. Mr. Clements is Chairman and Chief Executive Officer of EverBank Financial Corp, the holding company for EverBank. Mr. Clements joined the company in 1994 and has served as the President & Chief Executive Officer of EverBank Financial Corp since its formation in 1997. He was previously a Vice President of Merrill Lynch & Co., where he was a member of the firm’s leveraged buyout group, Merrill Lynch Capital Partners, Inc.

[1]	Includes the period of time during which the director served as a director of FNF.

Information About Our Executive Officers
     The executive officers of the Company as of the date of this report are set forth in the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table. Mr. Foley’s biographical information is provided above.

Name	Position With the Company	Age

William P. Foley, II	Chairman of the Board	61

Raymond R. Quirk	Chief Executive Officer	59

Christopher Abbinante	President, Eastern Operations	55

Roger S. Jewkes	President, Western Operations	47

Erika Meinhardt	President, National Agency	47

Anthony J. Park	Executive Vice President and Chief Financial Officer	39
     Raymond R. Quirk is our Chief Executive Officer. Prior to his position as Chief Executive Officer, he was President of FNF from January 2003 to October 2005. Since he joined FNF in 1985, Mr. Quirk has also served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer, and Divisional and Regional Manager with responsibilities governing direct and agency operations nationally.
     Christopher Abbinante is our President, Eastern Operations. Prior to his appointment as President, Eastern Operations, Mr. Abbinante served as an Executive Vice President and a Co-Chief Operating Officer of FNF from January 2002 to October 2005. Mr. Abbinante joined FNF in 2000 in connection with FNF’s acquisition of Chicago Title Corporation. Prior to joining FNF, Mr. Abbinante served as a Senior Vice President of Chicago Title Insurance Company from 1976 to 2000.
     Roger S. Jewkes is our President, Western Operations. Prior to his appointment as President, Western Operations, Mr. Jewkes served as a Division Manager for FNF from May 2003 to October 2005, and as a Regional Manager with FNF from May 2001 to 2003. In his role as a Division Manager, Mr. Jewkes was responsible for FNF’s direct title operations in California, Arizona, Colorado, Nevada and New Mexico. Mr. Jewkes has held various other operational management positions with FNF since he joined the company through an acquisition in 1987.
     Erika Meinhardt is our President, National Agency Operations. Prior to her appointment as President, National Agency Operations, she served as Executive Vice President and Division Manager for FNF from 2002 until October 2005, with responsibility for direct and agency operations in the Southeast and Northeast. Ms. Meinhardt has held various other positions with FNF and its subsidiary companies since 1983.
     Anthony J. Park is our Chief Financial Officer. Prior to his appointment as our Chief Financial Officer, Mr. Park has served as the Chief Accounting Officer of FNF from March 2000 until October 2005. In his role as Chief Accounting Officer of FNF, Mr. Park had primary responsibility for all aspects of the corporate accounting function and production of the consolidated financial statements. Mr. Park has previously held the titles of Controller and Assistant Controller of FNF since he joined FNF in 1991.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2005. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied.
Code of Ethics and Business Conduct
     Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers, a “code of ethics” as defined by the SEC, which is applicable to our chief executive officer, our chief financial officer and our chief accounting officer, and a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company. The purpose of these codes is to (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of the Company’s legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics and business conduct were adopted to reinvigorate and renew our commitment to the Company’s longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under SEC and/or NYSE rules.
     Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on our website at www.fnf.com. Stockholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth on the first page of this Proxy Statement.
Audit Committee
     The members of the Audit Committee are John F. Farrell, Jr. (Chairman), William A. Imparato and Philip G. Heasley. The Board has determined that each of the Audit Committee members is financially literate and independent as required by the rules of the SEC and the NYSE, and that each of Messrs. Farrell and Heasley is an audit committee financial expert, as defined by the rules of the SEC.
     The Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION
Executive Compensation
     The following table contains compensation information for our chief executive officer and four of our other executive officers who were the most highly compensated for the year ended December 31, 2005. The information in this table includes compensation earned by the individuals for services with the Company or with FNF while the Company was still an operating segment of FNF. All references in the following tables to restricted stock and stock option awards in 2003 and 2004 relate to grants made by FNF. For 2005, restricted stock and stock option awards were granted by both the Company and FNF. The amounts of compensation paid by FNF do not necessarily reflect the compensation such person will receive in the future, which could be higher or lower, because historical compensation was determined by FNF and future compensation levels will be determined based on the compensation policies, programs and procedures established by our Compensation and Benefits Committee.
Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Restricted		Securities
				Other Annual	Stock		Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Awards		Options	Compensation
Name and Title	Year	($)(1)	($)(2)	($)(3)	($)		(#)(6)	($)(7)
Raymond R. Quirk	2005	647,500	1,282,500	38,693	2,628,000	(4)	—	33,070
Chief Executive Officer	2004	606,250	1,210,227	7,304	—		166,236	28,956
	2003	594,529	1,557,123	89,148	1,156,050	(5)	8,250	23,644

Christopher Abbinante	2005	500,000	978,125	6,000	1,314,000	(4)	—	28,370
President	2004	475,000	1,079,344	6,000	—		117,916	25,876
Eastern Operations	2003	475,003	950,000	53,513	660,600	(5)	—	25,768

Roger S. Jewkes	2005	439,166	900,000	15,200	1,314,000	(4)	—	33,246
President	2004	469,059	963,984	6,000	—		103,177	17,477
Western Operations	2003	300,000	450,000	6,000	300,273	(5)	—	18,621

Erika Meinhardt	2005	375,000	712,240	208,739	1,314,000	(4)	—	32,802
President	2004	341,668	683,333	8,781	—		117,916	22,284
National Agency	2003	300,000	600,000	6,000	450,409	(5)	—	23,193

Anthony J. Park	2005	286,459	276,910	—	657,000	(4)	12,792	25,131
Executive Vice President	2004	250,001	175,000	—	—		29,479	17,269
Chief Financial Officer	2003	235,416	164,792	23,457	105,095	(5)	—	20,022

(1)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(2)	Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors.

(3)	Amounts shown for Mr. Quirk include (i) the cost of a Company provided automobile of $6,000 in 2005, 2004, and 2003; (ii) financial planning advice provided by third parties of $32,693 in 2005; and (iii) personal use of Company assets by Mr. Quirk of $1,304 in 2004. Amounts shown for Mr. Abbinante include (i) the cost of a Company provided automobile of $6,000 in 2005, 2004, and 2003. Amounts shown for Mr. Jewkes include (i) the cost of a Company provided automobile of $6,000 in 2005, 2004, and 2003 and (ii) a deferred compensation payout of $9,200 in 2005. Amounts shown for Ms. Meinhardt include (i) the cost of a Company provided automobile of $6,000 in 2005, 2004, and 2003, (ii) a deferred compensation payout of $202,739 in 2005, and (iii) personal use of Company assets by Ms. Meinhardt of $2,781 in 2004. The amount shown for Mr. Park includes relocation expenses of $23,457 in 2003. Amounts also include amounts reimbursed during 2003 for the payment of taxes in connection with the restricted stock grant: Mr. Quirk: $83,148 and Mr. Abbinante: $47,513.

(4)	Pursuant to the 2005 Omnibus Incentive Plan, FNT granted shares of restricted common stock of FNT to Messrs. Quirk, Abbinante, Jewkes, and Park and Ms. Meinhardt on October 18, 2005. The restricted shares granted vest over a four year period. Dividends are paid by FNT on the restricted stock granted. The following are the number and aggregate value of restricted stock holdings as of December 31, 2005: (i) Mr. Quirk: 120,000 shares; $2,922,000; (ii) Mr. Abbinante: 60,000 shares; $1,461,000; (iii) Mr. Jewkes: 60,000 shares; $1,461,000; (iv) Ms. Meinhardt: 60,000 shares; $1,461,000 and (v) Mr. Park: 30,000 shares; $730,500.

(5)	Pursuant to the 2001 Plan, FNF granted rights to Messrs. Quirk, Abbinante, Jewkes, and Park and Ms. Meinhardt to purchase shares of restricted common stock of FNF on November 18, 2003. The restricted shares granted to Mr. Quirk and Mr. Abbinante vest over a four year period, of which one-fifth vested immediately on the date of grant. The restricted shares granted to Mr. Jewkes, Ms. Meinhardt and Mr. Park vest over five years. Dividends are paid by FNF on the restricted stock granted. During 2005, in addition to paying regular dividends on the FNF restricted stock, FNF paid a special dividend of $10 per share on the restricted stock accounts. The following is the amount paid as a result of the special dividend: (i) Mr. Quirk: $231,000; (ii) Mr. Abbinante: $132,000; (iii) Mr. Jewkes: $88,000; (iv) Ms. Meinhardt: $132,000; and (v) Mr. Park: $30,800. The following are the number and aggregate value of FNF restricted stock holdings as of December 31, 2005: (i) Mr. Quirk: 15,400 shares; $566,566; (ii) Mr. Abbinante: 8,800 shares; $323,752; (iii) Mr. Jewkes: 6,600 shares; $247,632; (iv) Ms. Meinhardt: 9,900 shares; $364,221 and (v) Mr. Park: 2,310 shares; $84,985. Also as part of the FNT distribution, holders of FNF restricted stock were issued shares of FNT restricted stock per the distribution ratio. The following are the number and aggregate value of restricted stock holdings of FNT relating to this distribution as of December 31, 2005: (i) Mr. Quirk: 2,694 shares; $65,599; (ii) Mr. Abbinante: 1,540 shares $37,499; (iii) Mr. Jewkes: 1,155 shares; $28,124; (iv) Ms. Meinhardt: 1,733 shares; $42,199; and (v) Mr. Park: 404 shares; $9,837.

(6)	The number of securities underlying options has been adjusted to reflect all dividends and stock splits, except for Mr. Quirk’s 2004 grant of FNF stock which was not adjusted for the $10 special dividend paid in March of 2005. On this grant, Mr. Quirk was paid the $10 dividend on his grant of 150,000 options (166,236 adjusted for the FNT distribution) for a total payment of $1,500,000 that is subject to repayment should Mr. Quirk leave employment prior to the full vesting of that award.

(7)	Amounts shown for fiscal 2005 consist of the following: (i) Mr. Quirk: Company paid life insurance premiums — $3,070 and Company contribution to Employee Stock Purchase Program - $30,000; (ii) Mr. Abbinante: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $3,070 and Company contribution to Employee Stock Purchase Program - $19,000; (iii) Mr. Jewkes: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $1,071 and Company contribution to Employee Stock Purchase Program - $25,875; (iv) Ms. Meinhardt: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $1,971 and Company contribution to Employee Stock Purchase Program - $24,531; and (v) Mr. Park: Company contribution to 401(k) Plan — $6,300, Company paid life insurance premiums — $81 and Company contribution to Employee Stock Purchase Program - $18,750.
FIS Option Grants
     The following table provides information as to options to acquire common stock of Fidelity National Information Services, Inc., an affiliate of FNT (“FIS”) granted to Anthony J. Park during 2005 pursuant to the FIS 2005 Stock Incentive Plan. There were no options to acquire common stock of FIS granted to Ms. Meinhardt or to Messrs. Quirk, Abbinante or Jewkes. During 2005, none of the five named executive officers received grants of options to purchase shares of common stock of FNT or FNF.
Option Grants in Last Fiscal Year

Individual Grants
	Number of					Potential Realizable Value at
	Securities	Percentage of				Assumed Annual Rates of
	Underlying	Total Options				Stock Price Appreciation
	Options	Granted to	Exercise or			for Option Term(2)
	Granted	Employees in	Base Price		Expiration	5%	10%
Name	(#)	Fiscal Year	($/share)		Date	($)	($)
Anthony J. Park	12,792	—%	$15.63	(1)	3/9/2015	$125,779	$318,749

(1)	The stock options shown in the table above were granted to the named executive officer on March 9, 2005 at an exercise price of $15.63, the assumed fair market value of the FIS common stock on the date of grant. All such options were granted under the FIS 2005 Stock Incentive Plan. 5,970 of these options are fully vested based upon the achievement of certain performance objectives. The remaining 6,822 of these options vest in 20 quarterly installments beginning on March 31, 2005 and ending on December 31, 2009. Vesting is accelerated upon a change in control of FIS.

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock of FIS.

Option Exercises and Fiscal Year-End Values
     The following tables summarize information regarding exercises of FNF and FIS stock options by the named executive officers during 2005 and unexercised FNF and FIS options held by them as of December 31, 2005.
Aggregated FNF Stock Option Exercises
In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options at
	Acquired on	Value	December 31, 2005	December 31, 2005(2)
	Exercise (1)	Realized (1)	(#)	($)
Name	(#)	($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Raymond R. Quirk	85,622	$2,634,115	534,275/110,824	$12,659,472 / $417,208
Christopher Abbinante	—	$—	79,521/78,610	$1,325,808/$901,680
Roger S. Jewkes	3,971	$116,509	65,468/68,784	$1,107,154/$788,973
Erika Meinhardt	20,350	$637,989	146,566/78,610	$3,151,034/$901,680
Anthony J. Park	44,281	$1,400,280	64,306/19,652	$1,565,279/$225,414

(1)	All shares acquired on exercise are shares of FNF common stock.

(2)	In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value, which represents the closing price FNF common stock reported by the New York Stock exchange on December 31, 2005, is deemed to be $36.79.
Aggregated FIS Stock Option Exercises
In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options at
	Acquired on	Value	December 31, 2005	December 31, 2005(2)
	Exercise (1)	Realized (1)	(#)	($)
Name	(#)	($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Anthony J. Park	—	$—	1,364/11,428	$33,998/$284,845

(1)	All shares acquired on exercise are shares of FIS common stock.

(2)	In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value, which represents the closing price of FIS common stock reported by the New York Stock exchange on December 31, 2005, is deemed to be $40.56.
Directors’ Compensation
     Directors who also are officers of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, incurred in attending Board meetings. Non-employee directors participate in a compensation program that is designed to achieve the following goals: fairly pay directors for work required by a company of FNT’s size, complexity, and scope; align directors’ interest with the long-term interests of the Company’s stockholders; provide a level of pay that is competitive with the marketplace for companies of similar size and complexity to FNT; and maintain a simple format that is transparent and easy for shareholders to understand. For 2005, non-employee directors received the following:
•	An annual retainer of $35,000;

•	A per meeting fee of $1,500 for each Board meeting attended;

•	An annual retainer of $5,000 for service on any Board committee (except Audit) or a $7,500 annual retainer if chair of any committee (except Audit);

•	An annual retainer of $7,500 for service on the Audit committee or a $10,000 annual retainer if chair of the Audit committee;

•	A per meeting fee of $1,000 for each committee meeting attended (except Audit which has a per meeting fee of $2,000);

•	Expenses of attending Board and committee meetings; and

•	On October 18, 2005, following completion of the distribution, each non-employee director received a grant of 5,000 shares of restricted stock. The shares will vest in four equal annual installments, provided the recipient remains a director through the vesting dates. Vesting will be accelerated upon a change in control or upon termination of service on the board due to death or disability or if we terminate the recipient’s service on the board without cause. The restricted shares will have the same voting and dividend rights as other outstanding shares of our Class A common stock, but will be non-transferable and subject to forfeiture unless and until vested.
     The Company also adopted stock ownership guidelines for its directors. Each director is encouraged to own shares of Company common stock with a value equal to two times the annual retainer.
Retirement Benefits
     We maintain an employee stock purchase plan and a 401(k) profit sharing plan covering substantially all of our employees. These plans do not discriminate in favor of directors or executive officers in the nature or level of benefits provided to participants. Additionally, in connection with our merger with Chicago Title, we assumed Chicago Title’s noncontributory defined benefit pension plan (the “Pension Plan"). The Pension Plan covered certain Chicago Title employees and the benefits thereunder were based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective as of December 31, 2001, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. None of the named executive officers were ever participants in the Pension Plan.
     Employee Stock Purchase Plan. In 2005, the stockholders approved the adoption of an Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP.
     401(k) Profit Savings Plan. The Company offers a 401(k) Profit Sharing Plan (the “401(k) Plan"), which is a qualified voluntary contribution savings plan, to substantially all of its employees. Eligible employees may contribute up to 15% of their pretax annual compensation, subject to annual limitations imposed by the Internal Revenue Service. The Company matches 50% of each dollar of employee contribution up to 6% of the employee’s total compensation.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is currently composed of General William Lyon, William G. Bone and Willie D. Davis. During fiscal 2005, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during 2005, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
     Class A Common Stock. As of March 31, 2006, based upon filings with the Securities and Exchange Commission, there is no person known to the Company to be the beneficial owner of more than 5% of the Company’s Class A common stock other than as set forth below and in the “Security Ownership of Management” table below.

	Number of Shares	Percent of
Name	Beneficially Owned	Class
Basswood Capital Management, LLC 645 Madison Avenue, 10th Floor New York, NY 10022	2,372,811	7.8%

Chilton Investment Company, LLC 1266 East Main Street, 7th Floor Stamford, CT 06902	2,041,386	6.7%

Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	2,305,346	7.58%
     Class B Common Stock. As of March 31, 2006, based upon filings with the Securities and Exchange Commission, there is no person known to the Company to be the beneficial owner of more than 5% of the Company’s Class A common stock other than as set forth below and in the “Security Ownership of Management” table below.

	Number of Shares	Percent of
Name	Beneficially Owned	Class
Fidelity National Financial, Inc. 601 Riverside Avenue Jacksonville, FL 32204	143,176,041	82.5%
Security Ownership of Management
     The following table sets forth the beneficial ownership as of March 31, 2006, of the Class A common stock of the Company by each director, by the director nominees, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of		Number of		Percent of
Name	Shares Owned(1)		Options	Total	Total
William P. Foley, II	1,120,698	(2)	0	1,120,698	3.60%
Frank P. Willey	271,467		0	271,467	*
John F. Farrell, Jr.	6,763		0	6,763	*
Willie D. Davis	5,962		0	5,962	*
William A. Imparato	6,696		0	6,696	*
General William Lyon	9,636		0	9,636	*
Philip G. Heasley	10,452		0	10,452	*
William G. Bone	0		0	0	*
Peter O. Shea, Jr.	0		0	0	*
Robert N. Clements	0		0	0	*
Raymond R. Quirk	155,184		0	155,184	*
Christopher Abbinante	70,559		0	70,559	*
Roger S. Jewkes	66,369		0	66,369	*
Erika Meinhardt	70,005		0	70,005	*
Anthony J. Park	40,527	(3)	0	40,527	*
All directors and executive officers (15 persons)	1,834,318		0	1,834,318	5.89%

*	Represents less than 1% of the Company’s common stock.

(1)	Includes unvested restricted shares in the following amounts: Messrs. Foley and Quirk — 120,000; Messrs. Abbinante and Jewkes — 60,000; Ms. Meinhardt — 60,000; Mr. Park — 30,000; Messrs. , Willey, Heasley, Imparato, Lyon, Davis and Farrell — 5,000.

(2)	Included in this amount are 428,668 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders (with shared voting and investment control) and 101,345 shares held by Foley Family Charitable Foundation.

(3)	Included in this amount are 281 shares held by Mr. Park’s spouse.
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information regarding shares of Class A common stock of FNT authorized for issuance under the Company’s equity compensation plans as of December 31, 2005.

	Number of Securities to be
	Issued Upon Exercise of	Weighted-Average Exercise	Number of Securities Remaining
	Outstanding Options,	Price of Outstanding Options,	Available for Future Issuance
Plan Category	Warrants and Rights	Warrants and Rights	Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders (1)	2,206,500	$21.90	5,016,000
Total (1)	2,206,500	$21.90	5,016,000

(1)	The 2005 Omnibus Incentive Plan was approved by Fidelity National Financial, Inc. prior to the distribution as the sole stockholder at that time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Billed in Last Fiscal Year
     In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by the Company’s independent auditor, KPMG LLP, is approved in advance by the Audit Committee, including the proposed fees for such work.
     The Company incurred the following fees for audit and other services performed by KPMG LLP with respect to fiscal years 2005:

2005
(Amount in
thousands)
Audit fees(1)	$1,134
Audit related fees(2)	11
Tax fees	—
All other fees	—

$1,145

(1)	Audit fees consisted principally of fees for the 2005 audit of the Company, including statutory audits of subsidiaries, and quarterly reviews, including billings for out of pocket expenses, and fees related to the review of registration statements for various transactions.

(2)	Audit related fees in 2005 consisted principally of fees for audits of employee benefit plans.
Approval of Accountant’s Services
SEC rules require that, before a company’s independent auditor is engaged to provide any audit or permissible non-audit services, the engagement must be pre-approved by the audit committee or entered into pursuant to pre-approval policies and procedures established by the audit committee. The Company’s Audit Committee has not established a pre-approval policy at this time. Rather, the Audit Committee as a whole reviews and pre-approves all audit and permissible non-audit services to be provided by KPMG LLP.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Title Group, Inc.
Date: May 1, 2006	By:	/s/ Anthony J. Park
Anthony J. Park
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002