Form 10-Q
period 2006-03-31
Fidelity National Title Group, Inc.
filed 2006-05-10
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES  ☑   NO   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐   NO   ☑
     As of March 31, 2006, there were 31,147,357 shares of Class A common stock and 143,176,041 shares of Class B common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2006
INDEX

		Page
Part I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

A.	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

B.	Condensed Consolidated Statement of Earnings for the three month period ended March 31, 2006 and Condensed Combined Statement of Earnings for the three month period ended March 31, 2005	4

C.	Condensed Consolidated Statement of Comprehensive Earnings for the three month period ended March 31, 2006 and Condensed Combined Statement of Comprehensive Earnings for the three month period ended March 31, 2005	5

D.	Condensed Consolidated Statement of Equity for the three month periods ended March 31, 2006	6

E.	Condensed Consolidated Statement of Cash Flows for the three month period ended March 31, 2006 and Condensed Combined Statement of Cash flows for the three month period ended March 31, 2005	7

F.	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2006 includes $295,619 and $180,353 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $305,717 and $116,781 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$2,457,142	$2,457,632
Equity securities, at fair value, at March 31, 2006 and December 31, 2005 includes $7,867 and $3,401, respectively, of pledged equity securities related to the securities lending program	212,071	176,987
Other long-term investments	50,572	21,037
Short-term investments, at fair value, at March 31, 2006 and December 31, 2005 includes $306,176 and $350,256, respectively, of pledged short-term investments related to secured trust deposits	515,143	645,082

Total investments	3,234,928	3,300,738
Cash and cash equivalents at March 31, 2006 includes $241,826 and $195,483 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $124,339 of pledged cash related to secured trust deposits and the securities lending program, respectively	550,447	462,157
Trade receivables, net of allowance of $13,352 at March 31, 2006 and $13,583 at December 31, 2005	172,993	178,998
Notes receivable, net of allowance of $967 at March 31, 2006 and $1,466 at December 31, 2005, including notes from related parties of $19,000 at March 31, 2006 and December 31, 2005	31,232	31,749
Goodwill	1,051,514	1,051,526
Prepaid expenses and other assets	391,813	377,049
Title plants	312,491	308,675
Property and equipment, net	152,058	156,952
Due from FNF	—	32,689

	$5,897,476	$5,900,533

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities at March 31, 2006 and December 31, 2005 include $195,483 and $124,339, respectively, of security loans related to the securities lending program	$737,952	$790,598
Notes payable, including $6,641 and $497,800 of notes payable to FNF at March 31, 2006 and December 31, 2005, respectively	599,094	603,262
Reserve for claim losses	1,090,095	1,063,857
Secured trust deposits	839,117	882,602
Deferred tax liabilities	91,707	75,839
Due to FNF	28,777	—

	3,386,742	3,416,158
Minority interests	5,006	4,338
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized 300,000,000 shares as of March 31, 2006 and December 31, 2005; issued 31,147,357 shares as of March 31, 2006 and December 31, 2005	3	3
Common stock, Class B, $0.0001 par value; authorized 300,000,000 shares as of March 31, 2006 and December 31, 2005; issued 143,176,041 shares as of March 31, 2006 and December 31, 2005	14	14
Additional paid-in capital	2,479,396	2,492,312
Retained earnings	111,549	82,771

	2,590,962	2,575,100
Accumulated other comprehensive loss	(85,234)	(78,892)
Unearned compensation	—	(16,171)

	2,505,728	2,480,037

	$5,897,476	$5,900,533

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$447,769	$456,205
Agency title insurance premiums	628,420	532,513
Escrow and other title related fees	254,059	243,137
Interest and investment income	38,012	20,854
Realized gains and losses, net	14,506	3,436
Other income	10,498	9,075

Total revenue	1,393,264	1,265,220
EXPENSES:
Personnel costs	452,435	424,660
Other operating expenses	210,893	209,735
Agent commissions	488,368	409,901
Depreciation and amortization	26,237	24,866
Provision for claim losses	80,721	64,226
Interest expense	11,326	303

Total expenses	1,269,980	1,133,691

Earnings before income taxes and minority interest	123,284	131,529
Income tax expense	43,766	48,863

Earnings before minority interest	79,518	82,666
Minority interest	416	347

Net earnings	$79,102	$82,319

Basic net earnings per share	$0.46	—

Weighted average shares outstanding, basic basis	173,473	—

Diluted net earnings per share	$0.46	—

Weighted average shares outstanding, diluted basis	173,654	—

Pro forma basic and diluted earnings per share	—	$0.48

Pro forma weighted average shares outstanding, basic and diluted	—	172,951

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Net earnings	$79,102	$82,319
Other comprehensive earnings (loss):
Unrealized losses on investments, net (1)	(6,342)	(19,883)

Other comprehensive loss	(6,342)	(19,883)

Comprehensive earnings	$72,760	$62,436

(1)	Net of income tax benefit of $3.8 million and $11.5 million for the three months ended March 31, 2006 and 2005, respectively.
See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except per share data)
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings(Loss)	Compensation	Total

Balance, December 31, 2005	31,147	$3	143,176	$14	$2,492,312	$82,771	$(78,892)	$(16,171)	$2,480,037
Other comprehensive loss – unrealized loss on investments – net of tax	—	—	—	—	—	—	(6,342)	—	(6,342)
Stock-based compensation					3,255	—	—	—	3,255
Adoption of SFAS 123R				—	(16,171)	—	—	16,171	—
Dividends paid to Class A shareholders	—	—	—	—	—	(8,805)	—	—	(8,805)
Dividends paid to FNF	—	—	—	—	—	(41,519)	—	—	(41,519)
Net earnings	—	—	—	—	—	79,102	—	—	79,102

Balance, March 31, 2006	31,147	$3	143,176	$14	$2,479,396	$111,549	$(85,234)	$—	$2,505,728

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$79,102	$82,319
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	26,237	24,866
Net increase (decrease) in reserve for claim losses	26,238	(2,021)
Gain on sales of assets	(14,506)	(3,436)
Stock-based compensation cost	3,255	2,979
Minority interest	416	347
Change in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	3,576	1,432
Net decrease in trade receivables	6,005	7,900
Net (increase) decrease in prepaid expenses and other assets	(4,767)	14,517
Net decrease in accounts payable and accrued liabilities	(94,033)	(99,424)
Net increase in income taxes	48,679	29,690

Net cash provided by operating activities	80,202	59,169

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	326,342	491,844
Proceeds from maturities of investment securities available for sale	105,866	75,404
Proceeds from sales of assets	870	4,766
Cash received as collateral on loaned securities, net	3,406	—
Collections of notes receivable	1,239	1,098
Additions to title plants	(3,923)	(1,392)
Additions to property and equipment	(13,303)	(15,011)
Additions to capitalized software	(6,066)	(2,380)
Purchases of investment securities available for sale	(488,660)	(784,369)
Net proceeds of short-term investment securities	130,039	199,423
Additions to notes receivable	(222)	(4,361)
Acquisitions of businesses, net of cash acquired	—	(4,750)

Net cash provided by (used in) investing activities	55,588	(39,728)

Cash flows from financing activities:
Debt service payments	(4,293)	(5,842)
Dividends paid to FNF	(41,519)	—
Dividends paid to Class A shareholders	(8,805)	—
Net distribution to FNF	—	(25,821)

Net cash used in financing activities	(54,617)	(31,663)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	81,173	(12,222)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	227,448	73,214

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$308,621	$60,992

Supplemental cash flow information:
Interest paid	$19,375	$315

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements
Note A — Basis of Financial Statements
     The unaudited condensed consolidated and combined financial information included in this report includes the accounts of Fidelity National Title Group, Inc. (“FNT” or the “Company”) and subsidiaries and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s consolidated and combined financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005.
Description of Business
     FNT, through its principal subsidiaries, is one of the largest title insurance companies in the United States. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. The Company operates its business through a single segment, title and escrow, and does not generate significant revenue outside the United States. Although the Company earns title premiums on residential and commercial sale and refinance real estate transactions, the Company does not separately track its revenues from these various types of transactions.
     Prior to October 17, 2005, FNT, representing the title insurance segment of Fidelity National Financial, Inc. (“FNF”), was a wholly-owned subsidiary of FNF. FNF subsequently contributed to FNT all of the legal entities that are consolidated and combined for presentation in FNT’s financial statements. On October 17, 2005, FNF distributed a dividend to its stockholders of record as of October 6, 2005 which resulted in a pro rata distribution of 17.5% (31.1 million shares) of its interest in FNT. FNF stockholders received 0.175 shares of FNT Class A common stock for each share of FNF common stock held on the record date. FNF beneficially owns 100% of the FNT Class B common stock representing 82.1% of the Company’s outstanding common stock (143.2 million shares). FNT Class B common stock has ten votes per share, while FNT Class A common stock has one vote per share. As a result, following the distribution, FNF controls 97.9% of the voting rights of FNT.
Principles of Consolidation and Combination and Basis of Presentation
     Prior to October 17, 2005, the accompanying Condensed Combined Financial Statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations and allocations of certain FNF corporate assets, liabilities and expenses to the Company. These amounts have been allocated to the Company on a basis that is considered by management to reflect most fairly or reasonably the utilization of services provided to, or the benefit obtained by, the Company. Management believes the methods used to allocate these amounts are reasonable. Beginning on October 17, 2005, the entities that currently make up the Company were consolidated under a holding company structure and the accompanying Condensed Consolidated Financial Statements reflect activity subsequent to that date. All significant intercompany profits, transactions and balances have been eliminated in consolidation and combination. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand alone entity during the periods covered. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. The Company records minority interest liabilities related to minority shareholders’ interest in consolidated affiliates. All dollars presented herein are in thousands of dollars unless otherwise noted.
Earnings per Share and Unaudited Proforma Net Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of shares outstanding plus the impact of assumed conversions of potentially dilutive common stock equivalents. The Company has granted certain shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share.
     The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2006 (in thousands except per share data). Prior to October 17, 2005, the historical financials of the Company were combined and thus presentation of earnings per share for the three months ended March 31, 2005 was computed on a pro forma basis, using the number of outstanding shares of FNF common stock as of a date prior to the distribution of FNT stock by FNF.

Basic and diluted net earnings	$79,102

Weighted average shares outstanding during the year, basic basis	173,473
Plus: Common stock equivalent shares	181

Weighted average shares outstanding during the year, diluted basis	173,654

Basic earnings per share	$0.46

Diluted earnings per share	$0.46

     The Company has granted options to purchase 2,206,500 shares of the Company’s common stock, all of which were excluded from the computation of diluted earnings per share because they were anti-dilutive.
Transactions with Related Parties
     The Company’s financial statements reflect transactions with other businesses and operations of FNF, including those being conducted by another FNF subsidiary, Fidelity National Information Services, Inc. (“FIS”).
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended
	March 31,
	2006	2005
	(In millions)
Agency title premiums earned	$21.2	$20.8
Rental income earned	—	2.8
Interest revenue	0.2	0.2

Total revenue	21.4	23.8

Agency title commissions	18.8	18.3
Data processing costs	16.9	11.6
Corporate services allocated	2.0	(9.6)
Title insurance information expense	10.8	5.9
Other real-estate related information	2.9	2.7
Software expense	2.2	1.5
Rental expense	1.4	0.8
License and cost sharing agreements	2.5	2.5

Total expenses	57.5	33.7

Total pretax impact of related party activity	$(36.1)	$(9.9)

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For the three months ended March 31, 2006 and 2005, these FIS operations generated $21.2 million and $20.8 million, respectively, of revenues for the Company, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of 88% of premiums generated, equal to $18.8 million and $18.3 million for the three month periods ended March 31, 2006 and 2005, respectively.

     Through June 30, 2005, the Company leased equipment to a subsidiary of FIS. Revenue relating to these leases was $2.8 million for the three months ended March 31, 2005.
     Included in the Company’s expenses for the three month periods ended March 31, 2006 and 2005 are amounts paid to a subsidiary of FIS for the provision by FIS to FNT of information technology infrastructure support, data center management and related IT support services. For the three month periods ended March 31, 2006 and 2005, the amounts included in the Company’s expenses to FIS for these services were $16.9 million and $11.6 million, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $2.2 million and $1.5 million for the three month periods ended March 31, 2006 and 2005, respectively.
     The Company provides corporate services to FNF and FIS and receives corporate services provided by FNF. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three month period ended March 31, 2006, the Company’s expenses included $2.2 million related to the provision of corporate services by FNF to the Company. There were no corporate services provided to the Company by FNF during the three month period ended March 31, 2005. For the three month periods ended March 31, 2006 and 2005, the Company’s expenses were reduced by $0.1 million and $2.1 million, respectively, related to the provision of corporate services by the Company to FNF and its subsidiaries (other than FIS subsidiaries). For the three month periods ended March 31, 2006 and 2005, the Company’s expenses were reduced by $0.1 million and $7.5 million, respectively, related to the provision of corporate services by the Company to FIS subsidiaries.
     The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. For the three month periods ended March 31, 2006 and 2005, the Company’s payments to FIS under these arrangements were $11.5 million and $6.6 million, respectively. In addition, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. For each of the three month periods ended March 31, 2006 and 2005, the revenues from these title plant royalties were $0.7 million. The Company has also entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not re-sell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $2.9 million and $2.7 million for the three month periods ended March 31, 2006 and 2005, respectively.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense of $2.5 million relating to these agreements in each of the three month periods ended March 31, 2006 and 2005, respectively.
     The Company’s financial statements reflect allocations for a lease of office space to us from FIS for our corporate headquarters and business operations in the amounts of $1.4 million and $0.8 million for the three month periods ended March 31, 2006 and 2005, respectively.
     The Company believes the amounts earned by the Company or charged to the Company under each of the foregoing arrangements are fair and reasonable. Although the commission rate paid on the title insurance premiums written by the FIS title agencies was set without negotiation, the Company believes the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, the Company believes that the fees charged to the Company by FIS are at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The information technology infrastructure support and data center management services provided to the Company by FIS are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts the Company earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Amounts due from/(to) FNF were as follows:

	March 31,	December 31,
	2006	2005
	(In millions)
Notes receivable from FNF	$19.0	$19.0
Due (to) from FNF	(28.8)	32.7
Notes payable to FNF (See Note E)	(6.6)	(497.8)
     The Company has notes receivable from FNF relating to agreements between its title underwriters and FNF. These notes amounted to $19.0 million at March 31, 2006 and December 31, 2005. As of March 31, 2006, these notes bore interest at a rate of 5.19%. The Company earned interest revenue of $0.2 million relating to these notes for each of the three month periods ended March 31, 2006 and 2005.
     The Company is included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. Due (to)/from FNF at March 31, 2006 and December 31, 2005 includes a payable to FNF for taxes owed of $17.6 million at March 31, 2006 and a receivable from FNF relating to overpayment of taxes of $11.5 million at December 31, 2005. During the three month periods ended March 31, 2006 and 2005, the Company received tax-related refunds from FNF of $5.0 million and $28.0 million, respectively.
     During the three months ended March 31, 2006 and 2005, the Company paid $5.2 million and $0.7 million, respectively to a subsidiary of FIS for capitalized software development.
     Included in investments are 1,432,000 shares of FIS common stock at a market value of $58.1 million, which is $2.0 million above the Company’s cost basis.
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any period are included in the Condensed Consolidated and Combined Financial Statements from and after the date of acquisition. These acquisitions were either made by the Company or made by FNF and then contributed to the Company by FNF. The acquisitions made by FNF and contributed to FNT are included in the related Condensed Consolidated and Combined Financial Statements as capital contributions. Based on the acquired entities’ valuation, any difference between the fair value of the identifiable assets and liabilities and the purchase price paid is recorded as goodwill. Pro forma disclosures for acquisitions are considered immaterial to the results of operations for all periods presented.
Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. It is probable that the Company will owe additional contingent consideration related to this purchase in the third quarter of 2006, the amount of which will be based on Service Link’s earnings before interest, taxes, depreciation and amortization over a 12-month period ending in July 2006. The Company is not currently able to determine the amount of contingent consideration that will be owed, but, based on current information, the amount is estimated to be approximately $40 million as of March 31, 2006.
Note C — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2006 and December 31, 2005, the

Company had short-term security loans outstanding with fair values of $195.5 million and $124.3 million, respectively, included in accounts payable and accrued liabilities and the Company held cash in the amounts of $195.5 million and $124.3 million, respectively, as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$102,198	$(3,499)	$682,948	$(18,073)	$785,146	$(21,572)
States and political subdivisions	359,451	(5,936)	443,047	(10,978)	802,498	(16,914)
Foreign government and agencies	21,902	(463)	—	—	21,902	(463)
Corporate securities	334,275	(9,456)	284,202	(8,318)	618,477	(17,774)
Equity securities	64,755	(12,066)	—	—	64,755	(12,066)

Total temporarily impaired securities	$882,581	$(31,420)	$1,410,197	$(37,369)	$2,292,778	$(68,789)

     A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses related to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
Note D — Stock Based Compensation Plans
     In 2005, in connection with the distribution of FNT stock by FNF, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8,000,000 shares of common stock, subject to the terms of the Omnibus Plan. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of March 31, 2006, there were 777,500 shares of restricted stock and 2,206,500 stock options outstanding, all of which were granted to certain employees and directors of the Company on October 18, 2005, pursuant to the Omnibus Plan. These shares and options vest over a four-year period. The Company recorded stock-based compensation expense of $0.5 million and $1.0 million in the first three months of 2006 in connection with the issuances of FNT restricted stock and stock options, respectively.
     Stock option transactions under the Omnibus Plan in the first quarter of 2006 were as follows:

				Aggregate Intrinsic
		Weighted Average		Value at March 31, 2006
	Shares	Exercise Price	Exercisable	(in thousands)
Balance, December 31, 2005	2,206,500	21.90	—	$1,920
Granted	30,000	22.22	—	16
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance, March 31, 2006	2,236,500	$21.90	—	$1,936

     All options issued and outstanding at March 31, 2006, are unvested, have a weighted average exercise price of $21.90 per share and a weighted average remaining contractual life of 9.5 years. There were no exercisable options outstanding at March 31, 2006. No stock options vested or were forfeited in the first three months of 2006.
     Restricted stock transactions under the Omnibus Plan in the first quarter of 2006 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value	Exercisable
Balance, December 31, 2005	777,500	21.90	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2006	777,500	$21.90	—

     No shares of restricted stock vested or were forfeited in the first three months of 2006.
     As a result of stock-based compensation grants prior to the commencement of the Omnibus Plan, certain Company employees are also participants in FNF’s stock-based compensation plans (the “FNF Plans”), which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under the FNF Plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under the FNF Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain of these plans allow for the option exercise price for each share granted pursuant to a nonqualified stock option to be less than the fair market value of the common stock on the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. In connection with grants of FNF stock options to Company employees, the Company recorded stock-based compensation expense of $1.2 million and $2.2 million in the first three months of 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In 2003, FNF issued to certain Company employees and directors rights to purchase shares of FNF restricted common stock (the “FNF Restricted Shares”). A portion of the FNF Restricted Shares vest over a five-year period and a portion vest over a four-year period, of which one-fifth vested immediately on the date of grant. The Company recorded stock-based compensation expense of $0.4 million and $0.8 million in connection with the issuance of the FNF Restricted Shares to FNT employees for the three months ended March 31, 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in our financial statements. Effective as of the beginning of 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS 123, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS 148”). Using this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in the three months ended March 31, 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. In accordance with the provisions of SFAS No. 123R, share-based compensation expense for the first quarter of 2005 has not been restated. Net income for the quarters ended March 31, 2006 and 2005 reflects an expense of $3.2 million and $3.0 million, respectively, which is included in personnel costs in the reported financial results. Included in these amounts are share-based compensation expense of $1.6 million in the first three months of 2006 related to the Omnibus Plan and $1.6 and $3.0 million in share-based compensation expense for the three months ended March 31, 2006 and 2005, respectively, related to the participation of Company employees in the FNF Plans.
     The fair values of all options were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. For purposes of valuing the options granted under the Omnibus Plan in 2006 or 2005, the Company used historical activity of FNF common stock shares and stock options to estimate the volatility rate of the FNT common stock and the expected life of the FNT options. FNT did not grant any options in the first three months of 2005. The following assumptions were used in valuing FNT stock options granted during the first quarter of 2006: a risk free interest rate of 4.7%, a volatility factor for the expected market price of 26%, an expected dividend yield of 4.9%, and a weighted average expected life of 4.1 years. The weighted average fair value of each option granted by FNT during the first quarter of 2006 was $3.73.
     Prior pro forma information regarding net earnings and earnings per share is required by SFAS No. 123R, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to all outstanding and unvested awards prior to the adoption of SFAS 123R:

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Net earnings, as reported	$79,102	$82,319
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,044	1,847
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,044)	(2,162)

Pro forma net earnings	$79,102	$82,004

Earnings per share:
Basic — as reported	$0.46

Basic — pro forma	$0.46

Diluted — as reported	$0.46

Diluted — pro forma	$0.46

Pro forma net earnings per share — basic and diluted, as reported		$0.48

Pro forma net earnings per share — basic and diluted, adjusted for SFAS 123 effects		$0.47

     At March 31, 2006, the total unrecognized compensation cost related to non-vested stock option grants was $7.9 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.5 years and the total unrecognized compensation cost related to non-vested restricted stock grants was $15.0 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.5 years.
Note E — Notes Payable
     Notes payable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Unsecured notes, net of discount, interest payable semiannually at 7.3%, due August, 2011	$240,801	$—
Unsecured notes, net of discount, interest payable semiannually at 5.25%, due March, 2013	248,698	—
Unsecured notes due to FNF, net of discount	6,641	497,800
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.40%, (5.2% at March 31, 2006), unused portion of $300,000 at March 31, 2006	100,000	100,000
Other promissory notes with various interest rates and maturities	2,954	5,462

	$599,094	$603,262

     In connection with the distribution of FNT stock by FNF, the Company issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, the Company filed a Registration Statement on Form S-4, pursuant to which the Company offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received in such exchange to FNF in redemption of the debt under the Mirror Notes. On January 17, 2006, the exchange offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, the company issued a new 7.30% Mirror Note due in 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at March 31, 2006. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, FNT must repay the corresponding Mirror Note.
     On October 17, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. as Administrative Agent and Swing Line Lender (the “Credit Agreement”), and the other financial institutions party thereto. The Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies. Included in the 0.35%-1.25% margin is a related commitment fee on the entire facility.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Company’s management believes that the Company is in compliance with all covenants related to the Credit Agreement at March 31, 2006.
     Principal maturities of notes payable at March 31, 2006, were as follows (dollars in thousands):

2006	$2,954
2007	—
2008	—
2009	—
2010	100,000
Thereafter	496,140

$599,094

Note F — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
		(In thousands)
Service cost	$—	$—	$38	$38
Interest cost	2,097	2,087	242	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(195)	(384)
Amortization of actuarial loss	2,217	2,207	86	137

Total net periodic expense	$1,861	$2,335	$171	$87

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2005.
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana. The Company intends to vigorously defend these actions.
     A class action in New Mexico alleges the Company has engaged in anti-competitive price fixing in New Mexico. The suit seeks an injunction against price fixing and writs issued to the State regulators mandating the law be interpreted to provide a competitive market, compensatory damages, punitive damages, statutory damages, interest and attorney’s fees for the injured class. The suit was filed in State Court in Santa Fe, New Mexico on April 27, 2006. The Company intends to vigorously defend this action.

     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business and in the subsequently amended complaint that they have wrongfully engaged in “captive reinsurance” programs. The Company and the plaintiff have reached an agreement to dismiss the action with prejudice with each party bearing their own attorney’s fees and costs.
     In Missouri a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.
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
     The Company negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements. Under the terms of the settlement, the Company paid a penalty of $5.6 million and is refunding approximately $7.7 million to consumers whose California property was subject to a captive reinsurance arrangement. The Company also entered into similar settlements with 26 other states, in which the Company is refunding a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
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
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company entered into a settlement with the Florida Department of Financial Services under which it refunded approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The Company is responding to other inquiries as they are received, and is currently unable to give any assurance as to their likely outcome.
     Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department (“NYSID”) has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect the Company. Any reduction in title insurance rates or other business reforms in New York could lead to similar changes in other states as well. The Company is cooperating fully with the NYAG and NYSID inquiries into these matters.
     Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
     The California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces bills have been filed that ostensibly would affect the way the Company does business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
Note H — Subsequent Event
     On April 27, FNF announced that its Board of Directors has approved pursuing a plan for elimination of its holding company structure, which would result in the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock and the distribution of FNF’s ownership stake in FNT to FNF shareholders. Following the distribution of its FNT shares, FNF would merge into FIS and FNF stockholders would receive FIS stock for their FNF shares. Under the plan, after the transaction is complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick CMS business lines in addition to its current title insurance business, will be renamed Fidelity National Financial (“New FNF”) and will trade under the symbol FNF. FNT has established a special committee of its Board of Directors to evaluate and negotiate a formal proposal if and when made by FNF. Current FNF Chairman and CEO William P. Foley, II, would assume the same positions in the New FNF and other key members of FNF’s senior management would also agree to continue their involvement in both New FNF and FIS in executive capacities, pursuant to employment agreements. Completion of the transaction will be subject to a number of conditions, including but not limited to: preparation of a definitive proposal for the transactions and negotiation of definitive agreements; approval of the boards of directors and shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service; the clearance of proxy statements and registration statements by the SEC; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNT to the shareholders of FNF; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions, once completed.

Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements contained herein due to many factors, including, but not limited to: general economic, business, and political conditions, including changes in the financial markets; adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; compliance with extensive regulations; regulatory investigations of the title insurance industry; our business concentration in the State of California, the source of over 20% of our title insurance premiums; our dependence on distributions from out title insurance underwriters as our main source of cash flow; competition from other title insurance companies; FNF’s need to maintain more than 80% ownership of our common stock for various tax purposes; and other risks detailed in our filings with the Securities and Exchange Commission.
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     Fidelity National Title Group (“FNT” or the “Company”) is one of the largest title insurance companies in the United States. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. We operate our business through a single segment, title and escrow, and do not generate significant revenue outside the United States.
     Prior to October 17, 2005, we were a wholly-owned subsidiary of FNF. On that date, FNF distributed shares of our Class A Common Stock representing 17.5% of our outstanding shares to its stockholders as a dividend (the “Distribution”). FNF continues to hold shares of our Class B Common Stock representing 82.1% of our outstanding stock and 97.9% of all voting rights of our common stock.
     Our financial statements include assets, liabilities, revenues and expenses directly attributable to our operations as well as transactions between us and FNF and other affiliated entities. For periods prior to the Distribution, our financial statements include allocations of certain of our corporate expenses to FNF and FIS and allocations to us of certain FNF expenses, allocated on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by those businesses. These expense allocations from FNF reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who are not our employees after the Distribution, but who have historically provided services to us. Our financial statements for periods prior to the Distribution do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. Subsequent to the Distribution, we may incur additional expenses as a result of being a separate public company. As a result, our financial statements for periods prior to the Distribution do not necessarily reflect what our financial position or results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.

Results of Operations
Comparisons of Three Month Periods ended March 31, 2006 and 2005
Results of Operations

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$447,769	$456,205
Agency title insurance premiums	628,420	532,513
Escrow and other title related fees	254,059	243,137
Interest and investment income	38,012	20,854
Realized gains and losses, net	14,506	3,436
Other income	10,498	9,075

Total revenue	1,393,264	1,265,220
EXPENSES:
Personnel costs	452,435	424,660
Other operating expenses	210,893	209,735
Agent commissions	488,368	409,901
Depreciation and amortization	26,237	24,866
Provision for claim losses	80,721	64,226
Interest expense	11,326	303

Total expenses	1,269,980	1,133,691

Earnings before income taxes and minority interest	123,284	131,529
Income tax expense	43,766	48,863

Earnings before minority interest	79,518	82,666
Minority interest	416	347

Net earnings	$79,102	$82,319

     Total revenues for the first quarter of 2006 increased $128.0 million or 10.1% to $1,393.3 million.
     Total title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
	2006	%	2005	%
	(Dollars in thousands)
Title premiums from direct operations	$447,769	41.6%	$456,205	46.1%
Title premiums from agency operations	628,420	58.4%	532,513	53.9%

Total	$1,076,189	100.0%	$988,718	100.0%

     Title insurance premiums increased 8.8% to $1,076.2 million in the first quarter of 2006 as compared with the first quarter of 2005. The increase was made up of an $8.4 million or 1.8% decrease in direct premiums and a $95.9 million or 18.0% increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume and was partially offset by an increase in fee per file, reflecting a declining refinance market and a relatively stable purchase market. Closed order volumes decreased to 436,300 in the first quarter of 2006 compared to 488,500 in the first quarter of 2005. The average fee per file in our direct operations was $1,532 in the first quarter of 2006 compared to $1,387 in the first quarter of 2005, reflecting a strong commercial market and the decrease in refinance activity. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     The increase in agency premiums is primarily the result of an increase in agency business in Florida, partially offset by a decrease in accrued agency premiums. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method. If the new method of estimation had been used in the first quarter of 2005, the increase in agency premiums would have been approximately 15%. An increase in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. Agency revenues from FIS title agency businesses were $21.2 million and $20.8 million in the first three months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow and other title related fees were $254.1 million and $243.1 million for the first quarters of 2006 and 2005, respectively. Escrow fees, which are more directly related to our direct operations than our other title related fees, decreased $2.8 million, or 1.7%, consistent with the decrease in direct title premiums. Other title-related fees increased $13.7 million, or 18.0%, representing growth in the Canadian real estate market, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the first quarter of 2006 was $38.0 million, compared with $20.9 million in the first quarter of 2005, an increase of $17.1 million, or 82.3%. The increase in interest and investment income is due primarily to increases in average balances and yield rates for long-term fixed income assets, a special dividend paid on our holdings of Certegy, Inc. common stock before its merger with FIS, and increases in balances and interest rates for cash and short-term investments.
     Net realized gains for the first quarter of 2006 were $14.5 million compared to $3.4 million for the first quarter of 2005. The increase was primarily the result of greater sales of equity securities in 2006.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $452.4 million and $424.7 million for the first quarters of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 64.5% in the first quarter of 2006, and 60.7% for the first quarter of 2005. Personnel costs have increased in the current period primarily due to an increase in the number of personnel and an increase in average annualized personnel cost per employee due to increased salaries and employee benefit costs. Average employee count increased to 19,139 in the first quarter of 2006 from 18,404 in the first quarter of 2005, primarily due to the 2005 acquisition of Service Link. Average annualized personnel cost per employee increased $2,464 to $93,203 in the first quarter of 2005 from $90,738 in the first quarter of 2005. Stock-based compensation costs were $3.2 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively. None of the additional expense relates to the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) because all options that were not previously accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $210.9 million and $209.7 million for the first quarters of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 30.0% in both the three months ended March 31, 2006 and 2005.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$628,420	100.0%	$532,513	100.0%
Agent commissions	488,368	77.7%	409,901	77.0%

Net	$140,052	22.3%	$122,612	23.0%

     Net margin from agency title insurance premiums in the first quarter of 2006 compared with the first quarter of 2005 decreased as a percentage of total agency premiums due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.
     Depreciation and amortization was $26.2 million in the first quarter of 2006 as compared to $24.9 million in the first quarter of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $80.7 million in the first quarter of 2006 as compared to $64.2 million in the first quarter of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% and 6.5% in the first quarters of 2006 and 2005, respectively.
     Interest expense was $11.3 million and $0.3 million in the first quarters of 2006 and 2005, respectively. The increase of $11.0 million is due to an increase in average debt to approximately $601 million in the first quarter of 2006 from approximately $19 million in the first quarter of 2005. Increases in debt at March 31, 2006 compared to March 31, 2005 primarily consist of the following: $240,801 from a public bond issuance with interest payable at 7.3% and due August 2011 and $248,698 from a public bond issuance with interest payable at 5.25% and due March 2013 (collectively the “Public Bonds”), $6,641 from an unsecured note to FNF with interest payable at 7.3% and due August 2011, and $100,000 from a syndicated credit agreement with interest at LIBOR plus 0.4%. In January of 2006, the Company issued the Public Bonds in exchange for an equal amount of the existing FNF bonds with the same terms. The Company then delivered the FNF bonds to FNF in payment of debt owed to FNF by the Company. (See Note E to the Condensed Financial Statements.)
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the first quarter of 2006 and 37.1% for the first quarter of 2005. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Net earnings were $79.1 million and $82.3 million for the first quarters of 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions and dividends on our common stock. We intend to pay an annual dividend of $1.16 on each share of our common stock, payable quarterly, or an aggregate of approximately $202.2 million per year, based on the number of shares outstanding at March 31, 2006. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2005, $1.9 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2006, our first tier title subsidiaries can pay or make distributions to us of approximately $239 million without prior regulatory approval. Our underwritten title companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     On April 20, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, payable June 27, 2006 to shareholders of record as of June 15, 2006. On February 8, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on March 28, 2006, to stockholders of record as of March 15, 2006.
Financing
     In connection with the distribution of FNT stock by FNF, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to exchange the outstanding FNF notes for notes we would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce our debt under the Mirror Notes. On January 17, 2006, the offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, we issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at March 31, 2006. Interest on the Mirror Notes accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The Mirror Notes mature on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, we must repay the corresponding Mirror Note.
     On October 17, 2005, we entered into a credit agreement with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provides for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies. Included in the 0.35%-1.25% margin is a related commitment fee on the entire facility.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. We believe that the Company is in compliance with all covenants related to the Credit Agreement at March 31, 2006.
     We did not borrow or repay any amount under this facility in the first quarter of 2006.
     We have agreed that, without FNF’s consent, we will not issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if after giving effect to the issuances and considering all of the shares of our capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate our results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by us or would not be able, if it so desired, to distribute the rest of our stock it holds to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of our outstanding common stock. The Board of Directors of FNF has approved a plan for eliminating its holding company structure. See Note H to the Condensed Financial Statements.)
Contractual Obligations
     There have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Arrangements
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated and Combined Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2006 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, which requires that compensation cost relating to share-based payments be recognized in our financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective as of the beginning of 2003. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS No. 123, we elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Using this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS No. 123R on January 1, 2006 had no significant impact on our financial condition or results of operations due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, were fully vested at December 31, 2005. In accordance with the provisions of SFAS No. 123R, we have not restated our share-based compensation expense for the first quarter of 2005.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana. The Company intends to vigorously defend these actions.
     A class action in New Mexico alleges the Company has engaged in anti-competitive price fixing in New Mexico. The suit seeks an injunction against price fixing and writs issued to the State regulators mandating the law be interpreted to provide a competitive market, compensatory damages, punitive damages, statutory damages, interest and attorney’s fees for the injured class. The suit was filed in State Court in Santa Fe, New Mexico on April 27, 2006. The Company intends to vigorously defend this action.
     A shareholder derivative action was filed in Florida on February 11, 2005 alleging that FNF directors and certain executive officers breached their fiduciary and other duties, and exposed FNF to potential fines, penalties and suits in the future, by permitting so called contingent commissions to obtain business and in the subsequently amended complaint that they had wrongfully engaged in “captive reinsurance” programs. We and the plaintiff have reached an agreement to dismiss the action with prejudice with each party bearing their own attorney’s fees and costs.
     In Missouri a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.
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
     The Company negotiated a settlement with the California Department of Insurance with respect to that department’s inquiry into these arrangements, which the Company refers to as captive reinsurance arrangements.

Under the terms of the settlement, the Company paid a penalty of $5.6 million and is refunding approximately $7.7 million to consumers whose California property was subject to a captive reinsurance arrangement. The Company also entered into similar settlements with 26 other states, in which the Company is refunding a total of approximately $2 million to policyholders. Other state insurance departments and attorneys general and the U.S. Department of Housing and Urban Development (“HUD”) also have made formal or informal inquiries of the Company regarding these matters.
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
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company entered into a settlement with the Florida Department of Financial Services under which it refunded approximately $3 million in premiums received though these types of agencies in Florida and paid a fine of $1 million. The Company is responding to other inquiries as they are received, and is currently unable to give any assurance as to their likely outcome.
     Since 2004 the Company’s subsidiaries have received civil subpoenas and other inquiries from the New York State Attorney General (the “NYAG”), requesting information about their arrangements with agents and customers and other matters relating to, among other things, rates, rate calculation practices, use of blended rates in multi-state transactions, rebates, entertainment expenses, and referral fees. Title insurance rates in New York are set by regulation and generally title insurers may not charge less than the established rate. Among other things, the NYAG has asked for information about an industry practice (called “blended rates” and “delayed blends”) in which discounts on title insurance on properties outside New York are sometimes given or where credit is given in subsequent transactions in connection with multi-state commercial transactions in which one or more of the properties is located in New York. The NYAG is also reviewing the possibility that the Company’s Chicago Title subsidiary may have provided incorrect data in connection with rate-setting proceedings in New York and in connection with reaching a settlement of a class action suit over charges for title insurance issued in 1996 through 2002. The New York State Insurance Department (“the “NYSID”) has also joined the NYAG in the latter’s wide-ranging review of the title insurance industry and the Company. The Company can give no assurance as to the likely outcome of these investigations, including but not limited to whether they may result in fines, monetary settlements, reductions in title insurance rates or other actions, any of which could adversely affect the Company. Any reduction in title insurance rates or other business reforms in New York could lead to similar changes in other states as well. The Company is cooperating fully with the NYAG and NYSID inquiries into these matters.
     Further, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, recently asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
     The California Department of Insurance has begun to examine levels of pricing and competition in the title insurance industry in California, with a view to determining whether prices are too high and if so, implementing rate reductions. New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces bills have been filed that ostensibly would affect the way we do business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the three month period ended March 31, 2006.
Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL TITLE GROUP, INC.
(registrant)

By:	/s/ Anthony J. Park Anthony J. Park
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.