Form 10-Q
period 2006-06-30
Fidelity National Title Group, Inc.
filed 2006-08-09
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-32630
FIDELITY NATIONAL TITLE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0498599

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of June 30, 2006, there were 31,147,357 shares of Class A common stock and 143,176,041 shares of Class B common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2006
INDEX

		Page
Part I: FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
A.	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
B.	Condensed Consolidated Statement of Earnings for the three month and six month periods ended June 30, 2006 and Condensed Combined Statement of Earnings for the three month and six month periods ended June 30, 2005	4
C.	Condensed Consolidated Statement of Comprehensive Earnings for the three month and six month periods ended June 30, 2006 and Condensed Combined Statement of Comprehensive Earnings for the three month and six month periods ended June 30, 2005	5
D.	Condensed Consolidated Statement of Equity for the three month and six month periods ended June 30, 2006	6
E.	Condensed Consolidated Statement of Cash Flows for the six month period ended June 30, 2006 and Condensed Combined Statement of Cash Flows for the six month period ended June 30, 2005	7
F.	Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 4.	Controls and Procedures	29
Part II: OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2006 includes $297,850 and $185,507 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $305,717 and $116,781 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$2,446,997	$2,457,632
Equity securities, at fair value, at June 30, 2006 and December 31, 2005 includes $30,885 and $3,401, respectively, of pledged equity securities related to the securities lending program	222,268	176,987
Other long-term investments	55,088	21,037
Short-term investments, at fair value, at June 30, 2006 and December 31, 2005 includes $398,740 and $350,256, respectively, of pledged short-term investments related to secured trust deposits	696,059	645,082

Total investments	3,420,412	3,300,738
Cash and cash equivalents at June 30, 2006 includes $322,107 and $222,517 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $124,339 of pledged cash related to secured trust deposits and the securities lending program, respectively	677,876	462,157
Trade receivables, net of allowance of $12,652 at June 30, 2006 and $13,583 at December 31, 2005	190,683	178,998
Notes receivable, net of allowance of $967 at June 30, 2006 and $1,466 at December 31, 2005, including notes from related parties of $19,000 at December 31, 2005	11,499	31,749
Goodwill	1,051,523	1,051,526
Prepaid expenses and other assets	385,046	377,049
Title plants	314,832	308,675
Property and equipment, net	147,795	156,952
Due from FNF	—	32,689

	$6,199,666	$5,900,533

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities at June 30, 2006 and December 31, 2005 include $222,517 and $124,339, respectively, of security loans related to the securities lending program	$819,313	$790,598
Notes payable, including $6,640 and $497,800 of notes payable to FNF at June 30, 2006 and December 31, 2005, respectively	573,197	603,262
Reserve for claim losses	1,130,444	1,063,857
Secured trust deposits	1,001,727	882,602
Deferred tax liabilities	60,978	75,839
Due to FNF	57,437	—

	3,643,096	3,416,158
Minority interests	5,392	4,338
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized 300,000,000 shares as of June 30, 2006 and December 31, 2005; issued 31,147,357 shares as of June 30, 2006 and December 31, 2005	3	3
Common stock, Class B, $0.0001 par value; authorized 300,000,000 shares as of June 30, 2006 and December 31, 2005; issued 143,176,041 shares as of June 30, 2006 and December 31, 2005	14	14
Additional paid-in capital	2,482,689	2,492,312
Retained earnings	177,275	82,771

	2,659,981	2,575,100
Accumulated other comprehensive loss	(108,803)	(78,892)
Unearned compensation	—	(16,171)

	2,551,178	2,480,037

	$6,199,666	$5,900,533

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$504,532	$561,191	$952,301	$1,017,396
Agency title insurance premiums	708,714	771,687	1,337,134	1,304,200
Escrow and other title related fees	287,598	300,328	541,657	543,465
Interest and investment income	37,679	22,201	74,419	42,155
Realized gains and losses, net	6,107	18,486	20,613	21,922
Other income	11,931	10,945	22,429	20,020

Total revenue	1,556,561	1,684,838	2,948,553	2,949,158
EXPENSES:
Personnel costs	466,221	479,943	918,656	904,603
Other operating expenses	233,607	238,983	443,228	447,818
Agent commissions	544,169	595,220	1,032,537	1,005,121
Depreciation and amortization	27,194	24,523	53,431	49,389
Provision for claim losses	91,017	86,451	171,738	150,677
Interest expense	12,374	421	23,700	724

Total expenses	1,374,582	1,425,541	2,643,290	2,558,332

Earnings before income taxes and minority interest	181,979	259,297	305,263	390,826
Income tax expense	64,603	97,774	108,369	146,637

Earnings before minority interest	117,376	161,523	196,894	244,189
Minority interest	863	945	1,279	1,292

Net earnings	$116,513	$160,578	$195,615	$242,897

Basic net earnings per share	$0.67	—	$1.13	—

Weighted average shares outstanding, basic basis	173,475	—	173,475	—

Diluted net earnings per share	$0.67	—	$1.13	—

Weighted average shares outstanding, diluted basis	173,647	—	173,651	—

Pro forma basic and diluted earnings per share	—	$0.93	—	$1.40

Pro forma weighted average shares outstanding, basic and diluted	—	172,951	—	172,951

Cash dividends paid per share	$0.29	—	$0.58	—

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$116,513	$160,578	$195,615	$242,897
Other comprehensive (loss) earnings:

Unrealized gain (loss) on investments, net (1)	(23,569)	10,181	(29,911)	(9,702)

Other comprehensive (loss) gain	(23,569)	10,181	(29,911)	(9,702)

Comprehensive earnings	$92,944	$170,759	$165,704	$233,195

(1)	Net of income tax (benefit) expense of $(12,972) and $6,161 and $(16,463) and $(5,821) for the three months and six months ended June 30, 2006 and 2005, respectively.
See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings(Loss)	Compensation	Total

Balance, December 31, 2005	31,147	$3	143,176	$14	$2,492,312	$82,771	$(78,892)	$(16,171)	$2,480,037
Other comprehensive loss – unrealized loss on investments – net of tax	—	—	—	—	—	—	(29,911)	—	(29,911)
Stock-based compensation	—	—	—	—	6,548	—	—	—	6,548
Adoption of SFAS 123R	—	—	—	—	(16,171)	—	—	16,171	—
Dividends paid to Class A shareholders	—	—	—	—	—	(18,071)	—	—	(18,071)
Dividends paid to FNF	—	—	—	—	—	(83,040)	—	—	(83,040)
Net earnings	—	—	—	—	—	195,615	—	—	195,615

Balance, June 30, 2006	31,147	$3	143,176	$14	$2,482,689	$177,275	$(108,803)	—	$2,551,178

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$195,615	$242,897
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	53,431	49,389
Net increase in reserve for claim losses	66,587	3,544
Gain on sales of assets	(20,613)	(21,922)
Stock-based compensation cost	6,548	5,667
Minority interest	1,279	1,292
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(8,890)	2,190
Net increase in trade receivables	(11,685)	(40,304)
Net (increase) decrease in prepaid expenses and other assets	(816)	12,847
Net (decrease) increase in accounts payable and accrued liabilities	(35,697)	32,241
Net increase in income taxes	56,115	109,001

Net cash provided by operating activities	301,874	396,842

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	661,335	1,339,841
Proceeds from maturities of investment securities available for sale	149,217	150,102
Proceeds from sales of assets	2,373	30,519
Cash received as collateral on loaned securities, net	3,102	2,951
Collections of notes receivable	21,178	8,609
Additions to title plants	(6,384)	(2,071)
Additions to property and equipment	(28,183)	(31,207)
Additions to capitalized software	(9,599)	(2,986)
Purchases of investment securities available for sale	(783,970)	(1,598,705)
Net proceeds of short-term investment securities	(50,876)	(224,185)
Additions to notes receivable	(428)	(7,731)
Acquisitions of businesses, net of cash acquired	—	(5,018)

Net cash used in investing activities	(42,235)	(339,881)

Cash flows from financing activities:
Debt service payments	(30,207)	(14,588)
Dividends paid to FNF	(83,040)	(11,240)
Dividends paid to Class A shareholders	(18,071)	—
Net distribution to/ contribution from FNF	—	139,437

Net cash (used in) provided by financing activities	(131,318)	113,609

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	128,321	170,570
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	227,448	73,214

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$355,769	$243,784

Supplemental cash flow information:
Interest paid	$23,921	$11,286

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
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $9.0 million and $2.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $10.3 million and $3.3 million for the six month periods ended June 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
Description of Business
     FNT, through its principal subsidiaries, is one of the largest title insurance companies in the United States, with an approximate 29.0% national market share in 2005. The Company’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. The Company operates its business through a single segment, title and escrow, and does not generate significant revenue outside the United States. Although the Company earns title premiums on residential and commercial sale and refinance real estate transactions, the Company does not separately track its revenues from these various types of transactions.
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
Principles of Consolidation and Combination and Basis of Presentation
     Prior to October 17, 2005, the accompanying Condensed Combined Financial Statements include those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations and allocations of certain FNF corporate assets, liabilities and expenses to the Company. These amounts have been allocated to the Company on a basis that is considered by management to reflect most fairly or reasonably the utilization of services provided to, or the benefit obtained by, the Company. Management believes the methods used to allocate these amounts are reasonable. Beginning on October 17, 2005, the entities that currently make up the Company were consolidated under a holding company structure and the accompanying Condensed Consolidated Financial Statements reflect activity subsequent to that date. All significant intercompany profits, transactions and balances have been eliminated in consolidation and combination. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand alone entity during the periods prior to October 17, 2005. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. The Company records minority interest liabilities related to minority shareholders’ interest in consolidated affiliates. All dollars presented herein are in thousands of dollars unless otherwise noted.
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
     The following table presents the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2006 (in thousands except per share data). Prior to October 17, 2005, the historical financial statements of the Company were combined and thus presentation of earnings per share for the three month and six month periods ended June 30, 2005 was computed on a pro forma basis, using the number of outstanding shares of FNF common stock as of a date prior to the distribution of FNT stock by FNF.

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(In thousands, except per share amounts)
Basic and diluted net earnings	$116,513	$195,615

Weighted average shares outstanding during the year, basic basis	173,475	173,475
Plus: Common stock equivalent shares	172	176

Weighted average shares outstanding during the year, diluted basis	173,647	173,651

Basic earnings per share	$0.67	$1.13

Diluted earnings per share	$0.67	$1.13

     The Company has granted options to purchase 2,239,027 shares of the Company’s common stock, all of which were excluded from the computation of diluted earnings per share in the 2006 periods because they were anti-dilutive.
Transactions with Related Parties
     The Company’s financial statements reflect transactions with other businesses and operations of FNF, including those being conducted by another FNF subsidiary, Fidelity National Information Services, Inc. (“FIS”).

     A detail of related party items included in revenues and expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Agency title premiums earned	$20.7	$21.7	$41.9	$42.5
Rental income earned	—	2.2	—	5.0
Interest revenue	0.3	0.2	0.5	0.4

Total revenue	21.0	24.1	42.4	47.9

Agency title commissions	18.1	19.1	36.9	37.4
Data processing costs	17.7	13.1	34.6	24.7
Corporate services allocated	1.6	(8.6)	3.6	(18.3)
Title insurance information expense	5.1	6.8	10.0	12.7
Other real-estate related information	3.0	3.2	5.9	5.9
Software expense	2.7	2.1	4.9	3.6
Rental expense	0.9	0.9	2.3	1.7
License and cost sharing agreements	2.6	3.2	5.1	5.7

Total expenses	51.7	39.8	103.3	73.4

Total pretax impact of related party activity	$(30.7)	$(15.7)	$(60.9)	$(25.5)

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues of $20.7 million and $21.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $41.9 million and $42.5 million for the six month periods ended June 30, 2006 and 2005, respectively, for the Company, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of 88% of premiums generated, equal to $18.1 million and $19.1 million for the three month periods ended June 30, 2006 and 2005, respectively, and $36.9 million and $37.4 million for the six month periods ended June 30, 2006 and 2005, respectively.
     Through June 30, 2005, the Company leased equipment to a subsidiary of FIS. Revenue relating to these leases for the three month and six month periods ended June 30, 2005 was $2.2 million and $5.0 million, respectively.
     Included in the Company’s expenses for the periods presented are amounts paid to a subsidiary of FIS for the provision by FIS to FNT of information technology infrastructure support, data center management and related IT support services. The amounts included in the Company’s expenses to FIS for these services were $17.7 million and $13.1 million for the three month periods ended June 30, 2006 and 2005, respectively, and $34.6 million and $24.7 million for the six month periods ended June 30, 2006 and 2005, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $2.7 million and $2.1 million for the three month periods ended June 30, 2006 and 2005, respectively and $4.9 million and $3.6 million for the six month periods ended June 30, 2006 and 2005, respectively.
     The Company provides corporate services to FNF and FIS and receives corporate services provided by FNF. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three month and six month periods ended June 30, 2006, the Company’s expenses included $1.8 million and $3.9 million, respectively, related to the provision of corporate services by FNF to the Company. There were no corporate services provided to the Company by FNF during the three month or six month periods ended June 30, 2005. The Company’s expenses were reduced by $0.1 million and $2.3 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.2 million and $4.4 million for the six month periods ended June 30, 2006 and 2005, respectively, related to the provision of corporate services by the Company to FNF and its subsidiaries (other than FIS subsidiaries). The Company’s expenses were reduced by $0.1 million and $6.3 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.1 million and $13.9 million for the six month periods ended June 30, 2006 and 2005, respectively, related to the provision of corporate services by the Company to FIS subsidiaries.

     The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $6.2 million and $7.5 million for the three month periods ended June 30, 2006 and 2005, respectively, and $11.8 million and $14.1 million for the six month periods ended June 30, 2006 and 2005, respectively. In addition, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $1.1 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $1.8 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively. The Company has also entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not re-sell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $3.0 million and $3.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $5.9 million for each of the six month periods ended June 30, 2006 and 2005.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense relating to these agreements of $2.6 million and $3.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $5.1 million and $5.7 million for the six month periods ended June 30, 2006 and 2005, respectively.
     The Company’s financial statements reflect allocations for a lease of office space to us from FIS for our corporate headquarters and business operations in the amounts of $0.9 million in each of the three month periods ended June 30, 2006 and 2005, and $2.3 million and $1.7 million for the six month periods ended June 30, 2006 and 2005, respectively.
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
     Amounts due from/(to) FNF were as follows:

	June 30,	December 31,
	2006	2005
	(In millions)
Notes receivable from FNF	$—	$19.0

Due (to) from FNF	(57.4)	32.7
Notes payable to FNF (See Note E)	(6.6)	(497.8)

     The Company had notes receivable from FNF relating to agreements between its title underwriters and FNF. There were no balances remaining on these notes at June 30, 2006. At December 31, 2005, the balance was $19.0 million. The Company earned interest revenue relating to these notes of $0.3 million and $0.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.4 million for the six month periods ended June 30, 2006 and 2005, respectively.
     The Company is included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. Due (to)/from FNF at June 30, 2006 and December 31, 2005 includes a payable to FNF for taxes owed of $41.1 million at June 30, 2006 and a receivable from FNF relating to overpayment of taxes of $11.5 million at December 31, 2005. The Company made tax-related payments to FNF, net of refunds received, of $42.3 million and $11.4 million during the three month periods ended June 30, 2006 and 2005, respectively, and $37.4 million and $39.4 million during the six month periods ended June 30, 2006 and 2005, respectively.
     During the periods presented, the Company paid amounts to a subsidiary of FIS for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $2.8 million and $1.1 million during the three month periods ended June 30, 2006 and 2005, respectively, and $4.5 million and $2.1 million during the six month periods ended June 30, 2006 and 2005, respectively. Amounts paid to FIS for capitalized title plant construction costs were $4.4 million and $0.6 million during the three month periods ended June 30, 2006 and 2005, respectively, and $7.9 million and $0.9 million during the six month periods ended June 30, 2006 and 2005, respectively.
     Included in investments at June 30, 2006 are 1,432,000 shares of FIS common stock at a market value of $50.7 million, which is $5.3 million less than the Company’s cost basis.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine whether it is more likely than not that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit or liability that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Tax positions are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, a tax position that has previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that FIN 48 will have a material effect on the Company’s statements of financial position or operations.
Recent Developments
     As previously announced, FNF’s Board of Directors approved pursuing a plan that eliminates its holding company structure, results in the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock, distributes FNF’s ownership stake in FNT to FNF shareholders (collectively, the “Proposed Transactions”), and subsequently merges FNF with and into FIS. On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNF, providing for the completion of the Proposed Transactions. Also on June 25, 2006, FNF entered into an Agreement and Plan of Merger with FIS, providing for the merger of FNF with and into FIS and the distribution to FNF stockholders of FIS stock in exchange for their FNF shares. Pursuant to the SEDA and after the Proposed Transactions are complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick CMS business lines in addition to FNT’s current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. FNF’s current chairman of the board and chief executive officer, William P. Foley, II, will assume the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities. On July

18, 2006, FNT filed a Schedule 14C Preliminary Information Statement and FIS filed a Form S-4 proxy and registration statement with the Securities and Exchange Commission (“SEC”) and, on July 26, 2006, FNT filed a Form S-1 registration statement with the SEC. Completion of these transactions is subject to a number of conditions, including but not limited to: approval of the shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service and an opinion of FNF’s special tax advisors that the Proposed Transactions and the merger between FNF and FIS will be tax-free to FNF and its stockholders; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to FNT and for the spin-off of FNT to the shareholders of FNF; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions. The Company expects the Proposed Transactions to close late in the third quarter or early in the fourth quarter of 2006.
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
Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. It is probable that the Company will owe additional contingent consideration related to this purchase in the third quarter of 2006, the amount of which will be based on Service Link’s earnings before interest, taxes, depreciation and amortization over a 12-month period ending in July 2006. The Company is not currently able to determine the amount of contingent consideration that will be owed, but, based on current information, the amount is estimated to be approximately $60 million as of June 30, 2006.
Note C — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2006 and December 31, 2005, the Company had short-term security loans outstanding with values of $222.5 million and $124.3 million, respectively, included in accounts payable and accrued liabilities and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$186,614	$(8,937)	$594,604	$(15,691)	$781,218	$(24,628)
States and political subdivisions	492,909	(11,266)	304,584	(9,472)	797,493	(20,738)
Foreign government and agencies	26,589	(665)	—	—	26,589	(665)
Corporate securities	335,183	(13,434)	273,605	(8,790)	608,788	(22,224)
Equity securities	129,711	(16,181)	9,348	(6,851)	139,059	(23,032)

Total temporarily impaired securities	$1,171,006	$(50,483)	$1,182,141	$(40,804)	$2,353,147	$(91,287)

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
Note D — Stock Based Compensation Plans
     In 2005, in connection with the distribution of FNT stock by FNF, the Company established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8,000,000 shares of common stock, subject to the terms of the Omnibus Plan. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of June 30, 2006, there were 777,500 shares of restricted stock and 2,246,500 stock options outstanding. These shares and options vest over a four-year period. During the three month and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense of $1.1 million and $2.1 million, respectively, in connection with the issuance of FNT restricted stock and $0.6 million and $1.1 million, respectively, in connection with the issuance of FNT stock options.
     Stock option transactions under the Omnibus Plan in the first six months of 2006 were as follows:

				Aggregate Intrinsic
				Value at June 30,	Weighted Average
		Weighted Average		2006	Remaining
	Shares	Exercise Price	Exercisable	(in thousands)	Contractual Life
Balance, December 31, 2005	2,206,500	$21.90	—	$(4,920)	9.3
Granted	40,000	21.82	—	(86)	9.8
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—

Balance, June 30, 2006	2,246,500	$$21.90	—	$(5,010)	9.3

     All options issued and outstanding at June 30, 2006, are unvested. There were no exercisable options outstanding at June 30, 2006. No stock options vested or were forfeited in the first six months of 2006.

     Restricted stock transactions under the Omnibus Plan in the first six months of 2006 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Balance, December 31, 2005	777,500	$21.90
Granted	—	—
Cancelled	5,000	21.90

Balance, June 30, 2006	772,500	$21.90

     No shares of restricted stock vested in the first six months of 2006.
     As a result of stock-based compensation grants prior to the commencement of the Omnibus Plan, certain Company employees are also participants in FNF’s stock-based compensation plans (the “FNF Plans”), which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under the FNF Plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under the FNF Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In connection with grants of FNF stock options to Company employees, the Company recorded stock-based compensation expense of $1.2 million and $2.0 million in the three month periods ended June 30, 2006 and 2005, respectively, and $2.5 million and $4.3 million in the six month periods ended June 30, 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In 2003, FNF issued to certain Company employees and directors rights to purchase shares of FNF restricted common stock (the “FNF Restricted Shares”). A portion of the FNF Restricted Shares vest over a five-year period and a portion vest over a four-year period, of which one-fifth vested immediately on the date of grant. In connection with the issuance of the FNF Restricted Shares to FNT employees, the Company recorded stock-based compensation expense of $0.4 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.9 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in our financial statements. Effective as of the beginning of 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS 123, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS 148”). Using this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in the three month or six month period ended June 30, 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. In accordance with the provisions of SFAS No. 123R, share-based compensation expense for the 2005 periods presented has not been restated. Net income reflects expense amounts of $3.2 million and $2.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $6.3 million and $5.7 million for the six month periods ended June 30, 2006 and 2005, respectively, which are included in personnel costs in the reported financial results of each period. Included in these amounts are share-based compensation expense related to the Omnibus Plan of $1.6 million and $3.2 million in the three and six month periods ended June 30, 2006, respectively. Also included are share-based compensation expense amounts related to the participation of Company employees in the FNF Plans of $1.6 million and $2.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $3.3 million and $5.7 million for the six month periods ended June 30, 2006 and 2005, respectively.
     The fair values of all options were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. For purposes of valuing the options granted under the Omnibus Plan in 2006 or 2005, the Company used historical activity of FNF common stock shares and stock options to estimate the volatility rate of the FNT common stock and the expected life of the FNT options. FNT did not grant any options in the first six months of 2005. The following assumptions were used in valuing FNT stock options granted during the first six months of 2006: a risk free interest rate of 4.8%, a volatility factor for the expected market price of 27%, an expected dividend yield of 5.1%, and a weighted average expected life of 4.1 years. The weighted average fair value of each option granted by FNT during the first six months of 2006 was $3.71.
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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousands)
Net earnings, as reported	$160,578	$242,897
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,482	3,329
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,733)	(3,895)

Pro forma net earnings	$160,327	$242,331

Pro forma net earnings per share — basic and diluted, as reported	$0.93	$1.40

Pro forma net earnings per share — basic and diluted, adjusted for SFAS 123 effects	$0.93	$1.40

     At June 30, 2006, the total unrecognized compensation cost related to non-vested stock option grants was $7.4 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.3 years and the total unrecognized compensation cost related to non-vested restricted stock grants was $13.0 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.3 years.
Note E — Notes Payable
     Notes payable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Unsecured notes, net of discount, interest payable semiannually at 7.3%, due August, 2011	$240,821	$—
Unsecured notes, net of discount, interest payable semiannually at 5.25%, due March, 2013	248,758	—
Unsecured notes due to FNF, net of discount	6,640	497,800
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.40%, (5.9% at June 30, 2006), unused portion of $325,000 at June 30, 2006	75,000	100,000
Other promissory notes with various interest rates and maturities	1,978	5,462

	$573,197	$603,262

     In connection with the distribution of FNT stock by FNF, the Company issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, the Company filed a Registration Statement on Form S-4, pursuant to which the Company offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received in such exchange to FNF in redemption of the debt under the Mirror Notes. On January 17, 2006, the exchange offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, the company issued a new 7.30% Mirror Note due in 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at June 30, 2006. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, FNT must repay the corresponding Mirror Note.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. The Company’s management believes that the Company is in compliance with all covenants related to the Credit Agreement at June 30, 2006.
     Principal maturities of notes payable at June 30, 2006, were as follows (dollars in thousands):

2006	$1,978
2007	—
2008	—
2009	—
2010	75,000
Thereafter	496,219

$573,197

Note F — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$2	$38
Interest cost	2,097	2,087	286	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(1,010)	(384)
Amortization of actuarial loss	2,217	2,207	467	137

Total net periodic expense	$1,861	$2,335	$(255)	$87

	For the Six Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$40	$76
Interest cost	4,194	4,174	528	592
Expected return on assets	(4,906)	(3,918)	—	—
Amortization of prior service cost	—	—	(1,205)	(768)
Amortization of actuarial loss	4,434	4,414	553	274

Total net periodic expense	$3,722	$4,670	$(84)	$174

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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut, New Hampshire and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana and Missouri. The Company intends to vigorously defend these actions.
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
     Two class actions filed in Illinois allege the Company has paid attorneys to refer business to the Company by paying them for core title services in conjunction with orders when the attorneys, in fact, did not perform any core title services and the payments were to steer business to the Company. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The suit was filed in state court in Chicago, Illinois on May 11, 2006. The Company intends to vigorously defend these actions.
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
     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The U.S. Department of Housing and Urban Development (“HUD”) also has made formal or informal inquiries of the Company regarding these matters. The Company has been cooperating and intends to continue to cooperate with all ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The Company has settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. The Company anticipates they will be settled in a similar manner.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company has settled the accusations of wrongdoing that arose from some of these investigations by discontinuing the practice and paying fines. Other investigations are continuing. The Company anticipates they will be settled in a similar manner.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and will immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the rate reductions are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.
     New York, Colorado, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements contained herein due to many factors, including, but not limited to: general economic, business, and political conditions, including changes in the financial markets; adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; compliance with extensive regulations; regulatory investigations of the title insurance industry; our business concentration in the State of California, the source of over 20% of our title insurance premiums; our dependence on distributions from our title insurance underwriters as our main source of cash flow; competition from other title insurance companies; FNF’s need to maintain more than 80% ownership of our common stock for various tax purposes; and other risks detailed in our filings with the Securities and Exchange Commission.
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $9.0 million and $2.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $10.3 million and $3.3 million for the six month periods ended June 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
     Fidelity National Title Group (“FNT” or the “Company”) is one of the largest title insurance companies in the United States, with an approximate 29.0% national market share in 2005. Our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue all of the Company’s title insurance policies in 49 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands, and in Canada and Mexico. We operate our business through a single segment, title and escrow, and do not generate significant revenue outside the United States.
     Prior to October 17, 2005, we were a wholly-owned subsidiary of FNF. On that date, FNF distributed shares of our Class A Common Stock representing 17.5% of our outstanding shares to its stockholders as a dividend (the “Distribution”). FNF continues to hold shares of our Class B Common Stock representing 82.1% of our outstanding stock and 97.9% of all voting rights of our common stock.
     Our financial statements include assets, liabilities, revenues and expenses directly attributable to our operations as well as transactions between us and FNF and other affiliated entities. For periods prior to the Distribution, our financial statements include allocations of certain of our corporate expenses to FNF and Fidelity National Information Services, Inc. (“FIS”) and allocations to us of certain FNF expenses, allocated on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by those businesses. These expense allocations from FNF reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who are not our employees after the Distribution, but who have historically provided services to us. Our financial statements for periods prior to the Distribution do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. Subsequent to the Distribution, we may incur additional expenses as a result of being a separate public company. As a result, our financial statements for periods prior to the Distribution do not necessarily reflect what our financial position or results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
Recent Developments
Transaction with FNF
     As previously announced, FNF’s Board of Directors approved pursuing a plan that eliminates its holding company structure, results in the sale of certain of FNF’s assets and liabilities to us in exchange for shares of our stock, distributes FNF’s ownership stake in FNT to FNF shareholders (collectively, the “Proposed Transactions”), and subsequently merges FNF with and into FIS. On June 25, 2006, we entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNF, providing for the completion of the Proposed Transactions. Also on June 25, 2006, FNF entered into an Agreement and Plan of Merger with FIS, providing for the merger of FNF with and into FIS and the distribution to FNF stockholders of FIS stock in exchange for their FNF shares. Pursuant to the SEDA and after the Proposed Transactions are complete, FNT, which will consist primarily of FNF’s current specialty insurance and Sedgwick CMS business lines in addition to our current title insurance business, will be renamed Fidelity National Financial, Inc. (“New FNF”) and will trade under the symbol FNF. FNF’s current chairman of the board and chief executive officer, William P. Foley, II, will assume the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities. On July 18, 2006, we filed a Schedule 14C Preliminary Information Statement and FIS filed a Form S-4 proxy and registration statement with the SEC, and, on July 26, 2006, we filed a Form S-1 registration statement with the SEC. Completion of these transactions is subject to a number of conditions, including but not limited to: approval of the shareholders of each of FNF, FNT and FIS; the receipt of a private letter ruling from the Internal Revenue Service and an opinion of FNF’s special tax advisors that the Proposed Transactions and the merger between FNF and FIS will be tax-free to FNF and its stockholders; the receipt of all necessary regulatory approvals for the transfer of FNF’s specialty insurance operations to us and for the spin-off of FNT to the shareholders of FNF; the receipt of necessary approvals under credit agreements of FNF, FNT and FIS and any other material agreements; and any other conditions set forth in the definitive agreements for the transactions. We expect the Proposed Transactions to close late in the third quarter or early in the fourth quarter of 2006.
     Following the distribution, the Company will no longer be purely a title insurance company. Instead, the Company will be a holding company which operates through its subsidiaries in several different industries. In addition, the Company expects to actively evaluate possible strategic transactions, including but not limited to potential acquisitions of other companies, business units and operating and investment assets. Any such acquisitions may or may not be in lines of business that are the same as or provide potential synergies with FNT’s existing operations. There can be no assurance, however, that any suitable acquisitions or other strategic opportunities will arise.
Service Link Acquisition
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. It is probable that the Company will owe additional contingent consideration related to this purchase in the third quarter of 2006, the amount of which will be based on Service Link’s earnings before interest, taxes, depreciation and amortization over a 12-month period ending in July 2006. The Company is not currently able to determine the amount of contingent consideration that will be owed, but, based on current information, the amount is estimated to be approximately $60 million as of June 30, 2006.
Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$504,532	$561,191	$952,301	$1,017,396
Agency title insurance premiums	708,714	771,687	1,337,134	1,304,200
Escrow and other title related fees	287,598	300,328	541,657	543,465
Interest and investment income	37,679	22,201	74,419	42,155
Realized gains and losses, net	6,107	18,486	20,613	21,922
Other income	11,931	10,945	22,429	20,020

Total revenue	1,556,561	1,684,838	2,948,553	2,949,158
EXPENSES:
Personnel costs	466,221	479,943	918,656	904,603
Other operating expenses	233,607	238,983	443,228	447,818
Agent commissions	544,169	595,220	1,032,537	1,005,121
Depreciation and amortization	27,194	24,523	53,431	49,389
Provision for claim losses	91,017	86,451	171,738	150,677
Interest expense	12,374	421	23,700	724

Total expenses	1,374,582	1,425,541	2,643,290	2,558,332

Earnings before income taxes and minority interest	181,979	259,297	305,263	390,826
Income tax expense	64,603	97,774	108,369	146,637

Earnings before minority interest	117,376	161,523	196,894	244,189
Minority interest	863	945	1,279	1,292

Net earnings	$116,513	$160,578	$195,615	$242,897

     Total revenues decreased $128.3 million or 7.6% for the second quarter of 2006 to $1,556.6 million and decreased $0.6 million or less than 0.1% for the first six months of 2006 to $2,948.6 million .
     Total title insurance premiums for the three-month and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Title premiums from direct operations	$504,532	41.6%	$561,191	42.1%	952,301	41.6%	1,017,396	43.8%
Title premiums from agency operations	708,714	58.4%	771,687	57.9%	1,337,134	58.4%	1,304,200	56.2%

Total	$1,213,246	100.0%	$1,332,878	100.0%	$2,289,435	100.0%	$2,321,596	100.0%

     Title insurance premiums decreased 9.0% to $1,213.2 million in the second quarter of 2006 as compared with the second quarter of 2005. The decrease was made up of a $56.7 million, or 10.1%, decrease in direct premiums and a $63.0 million, or 8.2%, decrease in premiums from agency operations. Title insurance premiums decreased 1.4% to $2,289.4 million in the first six months of 2006 as compared with the first six months of 2005. The decrease was made up of a $65.1 million, or 6.4%, decrease in direct premiums, partially offset by a $32.9 million, or 2.5%, increase in premiums from agency operations.
     The decreased level of direct title premiums is the result of a decrease in closed order volume and was partially offset by an increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 473,800 in the second quarter of 2006 compared to 560,400 in the second quarter of 2005 and to 910,100 in the first six months of 2006 compared to 1,048,900 in the first six months of 2005. The average fee per file in our direct operations was $1,597 in the second quarter of 2006 compared to $1,500 in the second quarter of 2005 and $1,566 in the first six months of 2006 compared to $1,447 in the first six months of

2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.
     The decrease in agency premiums in the second quarter of 2006 as compared to the corresponding 2005 period is consistent with the decrease in direct title premiums. We are using accrual basis accounting to record agency premiums in a manner that is consistent with direct premium activity because our agents experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and six-month periods ended June 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in the Southeast, Northeast, and Midwest, where title insurance business is more agency driven. During the second quarter and first six months of 2006, agency premiums decreased 8.2% and increased 2.5%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 10.1% and 6.4%, respectively, during the same periods. Agency revenues from FIS title agency businesses were $20.7 million and $21.7 million in the second quarter of 2006 and 2005, respectively, and $41.9 million and $42.5 million in the first six months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow and other title related fees were $287.6 million and $300.3 million for the second quarters of 2006 and 2005, respectively and $541.7 million and $543.5 million for the first six months of 2006 and 2005, respectively. Escrow fees, which are more directly related to our direct operations than our other title related fees, decreased $21.7 million, or 10.7%, in the second quarter of 2006 compared to the second quarter of 2005, and $24.5 million, or 6.7%, in the first six months of 2006 compared to the first six months of 2005, consistent with the decrease in direct title premiums. Other title-related fees increased $9.0 million, or 9.2%, for the second quarter of 2006 compared to the second quarter of 2005 and $22.7 million, or 12.8%, for the first six months of 2006 compared to the first six months of 2005, representing growth in the Canadian real estate market, including growth in our market share and the strength of the Canadian dollar, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link in August 2005.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the second quarter of 2006 was $37.7 million, compared with $22.2 million in the second quarter of 2005, an increase of $15.5 million, or 69.7%. Interest and investment income in the first six months of 2006 was $74.4 million, compared with $42.2 million in the first six months. The increases are primarily due to increases in balances and interest rates for cash and short-term investments, increases in average balances and yield rates for long-term fixed income assets, and, for the six month periods, a special dividend paid on our holdings of Certegy Inc. common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the second quarter of 2006 decreased to $6.1 million compared to $18.5 million for the second quarter of 2005, primarily due to lower sales of debt and equity securities and losses on sales of other assets. Net realized gains for the first six months of 2006 decreased to $20.6 million from $21.9 million in the first six months of 2005, primarily due to the losses on sales of other assets, partially offset by greater sales of debt and equity securities.
     Our operating expenses consist primarily of personnel costs and other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $466.2 million and $479.9 million for the second quarters of 2006 and 2005, respectively, and $918.7 million and $904.6 million for the first six months of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees increased to 58.9% for the second quarter of 2006 from 55.7% for the second quarter of 2005 and to 61.5% for the first six months of 2006 from 58.0% for the first six months of 2005. The decrease in personnel costs for the second quarter of 2006 as compared to the second quarter of 2005 is primarily the result of the decreases in direct title premiums and escrow and other fees. Average employee count decreased to 18,771 in the second quarter of 2006 from 18,991 in the second quarter of 2005, primarily due to the decrease in orders, partially offset by the 2005 acquisition of Service Link. Average annualized personnel cost per employee decreased in the second quarter of 2006 compared to the second quarter of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset by an increase in fixed personnel costs. The increase in personnel costs for the first six months of 2006 as compared to the first six months of 2005 is primarily the result of increased salary and benefit costs due to competition and is partially offset by decreases in personnel costs resulting from the decreases in direct title premiums and escrow and other fees. Average employee count increased to 18,955 in the first six months of 2006 from 18,698 in the first six months of 2005, primarily due to the acquisition of Service Link, partially offset by a decrease in employee count caused by the decrease in orders. Average annualized personnel cost per employee increased in the first six months of 2006 compared to the first six months of 2005, primarily due to increases in fixed personnel costs caused by competition, partially offset by decreases in variable personnel costs such as overtime, commissions and bonuses. Stock-based compensation costs were $3.2 million and $2.7 million for the second quarters of 2006 and 2005, respectively, and $6.3 million and $5.7 million for the first six months of 2006 and 2005, respectively. None of the additional expense relates to the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) because all options that were not previously accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist prima rily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $233.6 million and $239.0 million for the second quarters of 2006 and 2005, respectively, and $443.2 million and $447.8 million for the first six months of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 29.5% and 27.7% for the second quarters of 2006 and 2005, respectively, and 29.7% and 28.4% for the first six months of 2006 and 2005, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$708,714	100.0%	$771,687	100.0%	$1,337,134	100.0%	$1,304,200	100.0%
Agent commissions	544,169	76.8%	595,220	77.1%	1,032,537	77.2%	1,005,121	77.1%

Net	$164,545	23.2%	$176,467	22.9%	$304,597	22.8%	$299,079	22.9%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the second quarter of 2006 compared with the second quarter of 2005 and decreased in the first six months of 2006 compared with the first six months of 2005 due to differences in the percentages of premiums retained by agents as commissions across different geographic regions.

     Depreciation and amortization was $27.2 million in the second quarter of 2006 as compared to $24.5 million in the second quarter of 2005 and $53.4 million in the first six months of 2006 as compared to $49.4 million in the first six months of 2005.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $91.0 million in the second quarter of 2006 as compared to $86.5 million in the second quarter of 2005 and $171.7 million in the first six months of 2006 as compared to $150.7 million in the first six months of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% in the second quarter and first six months of 2006 and 6.5% in the second quarter and first six months of 2005.
     Interest expense increased to $12.4 million in the second quarter of 2006 from $0.4 million in the second quarter of 2005 and to $23.7 million in the first six months of 2006 from $0.7 million in the first six months of 2005, due to increases in average debt and in interest rates. Average debt increased to approximately $591.9 million and $586.1 million in the second quarter and first six months of 2006, respectively, from approximately $ 24.4 million and $15.6 million in the second quarter and first six months of 2005, respectively. Increases in debt at June 30, 2006 compared to June 30, 2005 primarily consist of the following: $240,821 from a public bond issuance with interest payable at 7.3% and due August 2011 and $248,758 from a public bond issuance with interest payable at 5.25% and due March 2013 (collectively the “Public Bonds”), $6,640 from an unsecured note to FNF with interest payable at 7.3% and due August 2011, and $75,000 from a syndicated credit agreement with interest at LIBOR plus 0.4%. In January of 2006, the Company issued the Public Bonds in exchange for an equal amount of the existing FNF bonds with the same terms. The Company then delivered the FNF bonds to FNF in payment of debt owed to FNF by the Company. (See Note E to the Condensed Financial Statements.)
     Income tax expense as a percentage of earnings before income taxes was 35.5% and 37.7% for the second quarters of 2006 and 2005, respectively, and 35.5% and 37.5% for the first six months of 2006 and 2005, respectively. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Net earnings were $116.5 million and $160.6 million for the second quarters of 2006 and 2005, respectively, and $195.6 million and $242.9 million for the first six months of 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions and dividends on our common stock. We currently pay an annual dividend of $1.16 on each share of our common stock, payable quarterly, or an aggregate of approximately $202.2 million per year, based on the number of shares outstanding at June 30, 2006, although the declaration of any future dividends is at the discretion of our board of directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2005, $1.9 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2006, our first tier title subsidiaries can pay or make distributions to us of approximately $205 million without prior regulatory approval. Our underwritten title companies collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     On July 20, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, payable September 28, 2006 to shareholders of record as of September 14, 2006. On April 20, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on June 27, 2006 to shareholders of record as of June 15, 2006. On February 8, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on March 28, 2006, to shareholders of record as of March 15, 2006.
Financing
     In connection with the distribution of FNT stock by FNF, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to exchange the outstanding FNF notes for notes we would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce our debt under the Mirror Notes. On January 17, 2006, the offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, we issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged, of which $6.6 million remains outstanding at June 30, 2006. Interest on the Mirror Notes accrues from the last date on which interest on the corresponding FNF notes was paid and at the same rate. The Mirror Notes mature on the maturity dates of the corresponding FNF notes. Upon any acceleration of maturity of the FNF notes, whether upon redemption or an event of default of the FNF notes, we must repay the corresponding Mirror Note.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Credit

Agreement requires the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. We believe that the Company is in compliance with all covenants related to the Credit Agreement at June 30, 2006.
     At June 30, 2006, we had $75 million in debt under this facility, bearing interest at LIBOR plus 0.4% (equal to 5.9%). This debt was originally borrowed in October 2005 to repay a note previously paid as a dividend to FNF. In the first six months of 2006, we repaid $25.0 million on this facility, net of borrowings.
     We have agreed that, without FNF’s consent, we will not issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if after giving effect to the issuances and considering all of the shares of our capital stock which may be acquired under the rights, warrants and options outstanding on the date of the issuance, FNF would not be eligible to consolidate our results of operations for tax purposes, would not receive favorable tax treatment of dividends paid by us or would not be able, if it so desired, to distribute the rest of our stock it holds to its stockholders in a tax-free distribution. These limits will generally enable FNF to continue to own at least 80% of our outstanding common stock. The Proposed Transactions will benefit us by eliminating this limit on our ability to issue shares. (See Note A to the Condensed Financial Statements.)
Contractual Obligations
     There have been no material changes to our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Arrangements
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated and Combined Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2006 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine whether it is more likely than not that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit or liability that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Tax positions are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, a tax position that has previously been recognized will be derecognized as of the first financial reporting period during which the more-

likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have a material effect on our statements of financial position or operations.
     In December 2004, the FASB issued SFAS No. 123R, which requires that compensation cost relating to share-based payments be recognized in our financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective as of the beginning of 2003. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS No. 123, we elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Using this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS No. 123R on January 1, 2006 had no significant impact on our financial condition or results of operations due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, were fully vested at December 31, 2005. In accordance with the provisions of SFAS No. 123R, we have not restated our share-based compensation expense for the 2005 periods presented.
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
     Several class actions are pending in Ohio, Pennsylvania, Connecticut, New Hampshire and Florida alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana and Missouri. The Company intends to vigorously defend these actions.
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
     Two class actions filed in Illinois allege the Company has paid attorneys to refer business to the Company by paying them for core title services in conjunction with orders when the attorneys, in fact, did not perform any core title services and the payments were to steer business to the Company. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The suit was filed in state court in Chicago, Illinois on May 11, 2006. The Company intends to vigorously defend these actions.

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
     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The U.S. Department of Housing and Urban Development (“HUD”) also has made formal or informal inquiries of the Company regarding these matters. The Company has been cooperating and intends to continue to cooperate with all ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The Company has settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. The Company anticipates they will be settled in a similar manner.
     Additionally, the Company has received inquiries from regulators about its business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which the Company participated in forming as joint ventures with its subsidiaries. These inquiries have focused on whether the placement of title insurance with the Company through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, the Company participates in these affiliated business arrangements in a number of states. The Company has settled the accusations of wrongdoing that arose from some of these investigations by discontinuing the practice and paying fines. Other investigations are continuing. The Company anticipates they will be settled in a similar manner.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and will immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the rate reductions are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
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

     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.
     New York, Colorado, Louisiana, Nevada, and Texas insurance regulators have also announced similar inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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
Item 1A. Risk Factors
     Our business faces a number of risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations, financial condition could be materially affected and the trading price of our common stock could decline.
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
     If either the level of real estate activity or the average price of real estate sales declines, it could adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.38 trillion, which would represent an 18.3% decline relative to 2005. The MBA further projects that the 18.3% decrease will result from purchase transactions declining from $1.51 billion in 2005 to $1.48 billion in 2006, or 2.0%, and refinancing transactions dropping from $1.40 billion to $0.90 billion, or 35.9%.
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
On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations is scheduled for August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.
     New York, Colorado, Florida, Louisiana, Nevada, and Texas insurance regulators have also announced inquiries (or other reviews of title insurance rates) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
     California is the largest source of revenue for the title insurance industry, including for us.
     The Company and its subsidiaries have settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company will pay a $2 million fine and immediately reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) this year where all rates will be considered industry wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on earnings of the Company. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
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

     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s (“S&P”), Moody’s Corporation (“Moody’s”), Fitch Ratings, Inc. (“Fitch”), A.M. Best Company (“A.M. Best”), Demotech, Inc., and LACE Financial Corporation. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement on April 27, 2006, of the Proposed Transactions and the subsequent merger of FNF with and into FIS, S&P and A.M. Best revised their outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. Our ratings are subject to continued periodic review by those rating entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the six month period ended June 30, 2006.
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
Date: August 9, 2006

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