Form 10-Q
period 2006-09-30
Fidelity National Title Group, Inc.
filed 2006-11-09
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-32630
FIDELITY NATIONAL TITLE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of September 30, 2006, there were 31,147,357 shares of Class A common stock and 143,176,041 shares of Class B common stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2006
INDEX

		Page
Part I: FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
A.	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.	3
B.	Condensed Consolidated Statement of Earnings for the three month and nine month periods ended September 30, 2006 and Condensed Combined Statement of Earnings for the three month and nine month periods ended September 30, 2005.	4
C.	Condensed Consolidated Statement of Comprehensive Earnings for the three month and nine month periods ended September 30, 2006 and Condensed Combined Statement of Comprehensive Earnings for the three month and nine month periods ended September 30, 2005.	5
D.	Condensed Consolidated Statement of Equity for the three month and nine month periods ended September 30, 2006.	6
E.	Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2006 and Condensed Combined Statement of Cash Flows for the nine month period ended September 30,2005.	7
F.	Notes to Condensed Financial Statements.	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	32
Item 4.	Controls and Procedures.	32
Part II: OTHER INFORMATION
Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 6.	Exhibits.	37
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2006 includes $289,770 and $263,660 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $305,717 and $116,781 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$2,529,626	$2,457,632
Equity securities, at fair value, at September 30, 2006 and December 31, 2005 includes $0 and $3,401, respectively, of pledged equity securities related to the securities lending program	220,823	176,987
Other long-term investments	54,926	21,037
Short-term investments, at fair value, at September 30, 2006 and December 31, 2005 includes $368,159 and $350,256, respectively, of pledged short-term investments related to secured trust deposits	577,050	645,082

Total investments	3,382,425	3,300,738
Cash and cash equivalents at September 30, 2006 includes $239,567 and $271,780 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2005 includes $234,709 and $124,339 of pledged cash related to secured trust deposits and the securities lending program, respectively	640,521	462,157
Trade receivables, net of allowance of $12,178 at September 30, 2006 and $13,583 at December 31, 2005	182,147	178,998
Notes receivable, net of allowance of $741 at September 30, 2006 and $1,466 at December 31, 2005, including notes from related parties of $19,000 at September 30, 2006 and December 31, 2005	25,884	31,749
Goodwill	1,101,760	1,051,526
Prepaid expenses and other assets	362,487	377,049
Title plants	320,549	308,675
Property and equipment, net	140,771	156,952
Due from FNF	—	32,689

	$6,156,544	$5,900,533

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005 include $271,780 and $124,339, respectively, of security loans related to the securities lending program	$840,728	$790,598
Notes payable, including $6,640 and $497,800 of notes payable to FNF at September 30, 2006 and December 31, 2005, respectively	572,958	603,262
Reserve for claim losses	1,146,669	1,063,857
Secured trust deposits	875,317	882,602
Deferred tax liabilities	51,646	75,839
Due to FNF and FIS	27,739	—

	3,515,057	3,416,158
Minority interests	5,518	4,338
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized 300,000,000 shares as of September 30, 2006 and December 31, 2005; issued 31,147,357 shares as of September 30, 2006 and December 31, 2005	3	3
Common stock, Class B, $0.0001 par value; authorized 300,000,000 shares as of September 30, 2006 and December 31, 2005; issued 143,176,041 shares as of September 30, 2006 and December 31, 2005	14	14
Additional paid-in capital	2,486,220	2,492,312
Retained earnings	230,354	82,771

	2,716,591	2,575,100
Accumulated other comprehensive loss	(80,622)	(78,892)
Unearned compensation	—	(16,171)

	2,635,969	2,480,037

	$6,156,544	$5,900,533

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$461,340	$626,178	$1,413,641	$1,643,574
Agency title insurance premiums	721,801	779,117	2,058,935	2,083,317
Escrow and other title related fees	269,188	324,910	810,845	868,375
Interest and investment income	41,261	28,994	115,680	71,149
Realized gains and losses, net	1,478	3,583	22,091	25,505
Other income	11,964	11,461	34,393	31,481

Total revenue	1,507,032	1,774,243	4,455,585	4,723,401
EXPENSES:
Personnel costs	436,064	511,325	1,354,720	1,415,928
Other operating expenses	223,359	246,109	666,587	693,927
Agent commissions	555,010	612,139	1,587,547	1,617,260
Depreciation and amortization	29,881	23,818	83,312	73,207
Provision for claim losses	88,706	103,612	260,444	254,289
Interest expense	12,762	4,669	36,462	5,393

Total expenses	1,345,782	1,501,672	3,989,072	4,060,004

Earnings before income taxes and minority interest	161,250	272,571	466,513	663,397
Income tax expense	57,241	102,137	165,610	248,774

Earnings before minority interest	104,009	170,434	300,903	414,623
Minority interest	610	700	1,889	1,992

Net earnings	$103,399	$169,734	$299,014	$412,631

Basic net earnings per share	$0.60		$1.72

Weighted average shares outstanding, basic basis	173,475		173,475

Diluted net earnings per share	$0.60		$1.72

Weighted average shares outstanding, diluted basis	173,643		173,648

Pro forma basic and diluted earnings per share		$0.98		$2.38

Pro forma weighted average shares outstanding, basic and diluted		173,520		173,520

Cash dividends paid per share	$0.29	—	$0.58	—

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net earnings	$103,399	$169,734	$299,014	$412,631
Other comprehensive (loss) earnings:
Unrealized gain (loss) on investments, net (1)	28,181	(20,105)	(1,730)	(29,807)

Other comprehensive (loss) gain	28,181	(20,105)	(1,730)	(29,807)

Comprehensive earnings	$131,580	$149,629	$297,284	$382,824

(1)	Net of income tax (benefit) expense of $15,510 and $(12,063) for the three months ended September 30, 2006 and 2005, respectively, and $(952) and $(17,884) for the nine months ended September 30, 2006 and 2005, respectively.
See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock
							Accumulated
	Class A		Class B		Additional		Other
					Paid-In	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings(Loss)	Compensation	Total
Balance, December 31, 2005	31,147	$3	143,176	$14	$2,492,312	$82,771	$(78,892)	$(16,171)	$2,480,037
Other comprehensive loss — unrealized loss on investments — net of tax	—	—	—	—	—	—	(1,730)	—	(1,730)
Stock-based compensation	—	—	—	—	10,079	—	—	—	10,079
Adoption of SFAS 123R	—	—	—	—	(16,171)	—	—	16,171	—
Dividends paid to Class A shareholders	—	—	—	—	—	(26,868)	—	—	(26,868)
Dividends paid to FNF	—	—	—	—	—	(124,563)	—	—	(124,563)
Net earnings	—	—	—	—	—	299,014	—	—	299,014

Balance, September 30, 2006	31,147	$3	143,176	$14	$2,486,220	$230,354	$(80,622)	—	$2,635,969

See Notes to Condensed Financial Statements

FIDELITY NATIONAL TITLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$299,014	$412,631
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	83,312	73,207
Net increase in reserve for claim losses	82,812	43,925
Gain on sales of assets	(22,091)	(25,505)
Stock-based compensation cost	10,079	8,942
Minority interest	1,889	1,992
Change in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(9,002)	1,005
Net increase in trade receivables	(3,149)	(63,312)
Net decrease (increase) in prepaid expenses and other assets	30,248	(3,182)
Net (decrease) increase in accounts payable and accrued liabilities	(37,697)	8,734
Net (decrease) increase in income taxes	(15,637)	145,335

Net cash provided by operating activities	419,778	603,772

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,238,415	1,883,026
Proceeds from maturities of investment securities available for sale	210,569	262,008
Proceeds from sales of assets	3,890	40,831
Cash received as collateral on loaned securities, net	(5,097)	3,026
Collections of notes receivable	26,177	9,180
Additions to title plants	(13,750)	(4,065)
Additions to property and equipment	(39,415)	(69,925)
Additions to capitalized software	(17,478)	(4,316)
Purchases of investment securities available for sale	(1,459,185)	(2,154,842)
Net proceeds of short-term investment securities	68,132	(232,280)
Additions to notes receivable	(19,438)	(7,868)
Acquisitions of businesses, net of cash acquired	(57,015)	(135,438)

Net cash used in investing activities	(64,195)	(410,663)

Cash flows from financing activities:
Borrowings	—	650,174
Debt service payments	(30,646)	(18,115)
Dividends paid to FNF	(124,563)	(807,575)
Dividends paid to Class A shareholders	(26,868)	—
Net distribution to/ contribution from FNF	—	135,722

Net cash used in financing activities	(182,077)	(39,794)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	173,506	153,315
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	227,448	73,214

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$400,954	$226,529

Supplemental cash flow information:
Interest paid	$44,285	$2,132

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
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $2.6 million for the quarter ended September 30, 2005 and $10.3 million and $5.9 million for the nine month periods ended September 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
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
     Prior to October 17, 2005, FNT, representing the title insurance segment of Fidelity National Financial, Inc. (“FNF”), was a wholly-owned subsidiary of FNF. FNF subsequently contributed to FNT all of the legal entities that are consolidated and combined for presentation in FNT’s financial statements, other than any entities acquired after October 17, 2005. On October 17, 2005, FNF distributed a dividend to its stockholders of record as of October 6, 2005 which resulted in a pro rata distribution of 17.5% (31.1 million shares) of its interest in FNT. FNF stockholders received 0.175 shares of FNT Class A common stock for each share of FNF common stock held on the record date. From October 17, 2005, through October 24, 2006, FNF beneficially owned 100% of the FNT Class B common stock representing 82.1% of the Company’s outstanding common stock (143.2 million shares). FNT Class B common stock had ten votes per share, while FNT Class A common stock has one vote per share. As a result, FNF controlled 97.9% of the voting rights of FNT.
     On October 24, 2006, FNF transferred certain assets to FNT in return for the issuance of 45,265,956 shares of FNT Class A common stock to FNF. FNF then converted its Class B holdings to Class A shares and distributed to its shareholders all of its shares of FNT common stock. FNT is now a stand alone public company. (See “Recent Developments” below.)
Principles of Consolidation and Combination and Basis of Presentation
     Prior to October 17, 2005, the accompanying Condensed Combined Financial Statements included those assets, liabilities, revenues, and expenses directly attributable to the Company’s operations and allocations of certain FNF corporate assets, liabilities and expenses to the Company. These amounts were allocated to the Company on a basis that was considered by management to reflect most fairly or reasonably the utilization of services provided to, or the benefit obtained by, the Company. Management believes the methods used to allocate these amounts were reasonable. Beginning on October 17, 2005, the entities that made up the Company as of that date were consolidated under a holding company structure and the accompanying Condensed Consolidated Financial Statements reflect activity of that company and its subsidiaries subsequent to October 17, 2005. All significant intercompany profits, transactions and balances were eliminated in consolidation and combination. The financial information included herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it operated as a stand alone entity during the periods prior to October 17, 2005. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method. The Company records minority interest liabilities related to minority shareholders’ interest in consolidated affiliates. All dollars presented herein are in thousands of dollars unless otherwise noted.
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
     The following table presents the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2006 (in thousands except per share data). Prior to October 17, 2005, the historical financial statements of the Company were combined and thus presentation of earnings per share for the three month and nine month periods ended September 30, 2005 was computed on a pro forma basis, using the number of outstanding shares of FNF common stock as of a date prior to the 2005 distribution of FNT stock by FNF.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share amounts)
Basic and diluted net earnings	$103,399	$299,014

Weighted average shares outstanding during the year, basic basis	173,475	173,475
Plus: Common stock equivalent shares	168	173

Weighted average shares outstanding during the year, diluted basis	173,643	173,648

Basic earnings per share	$0.60	$1.72

Diluted earnings per share	$0.60	$1.72

     The Company has granted options to purchase 2,246,500 shares of the Company’s common stock, all of which were excluded from the computation of diluted earnings per share in the 2006 periods because they were anti-dilutive.
Transactions with Related Parties
     The Company’s financial statements reflect transactions with other businesses and operations of FNF, including those being conducted by another FNF subsidiary, Fidelity National Information Services, Inc. (“FIS”).
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Agency title premiums earned	$24.8	$26.8	$66.7	$69.7
Rental income earned	—	—	—	5.0
Interest revenue	—	0.3	0.5	0.7

Total revenue	24.8	27.1	67.2	75.4

Agency title commissions	21.8	23.2	58.7	60.6
Data processing costs	20.4	16.7	55.0	41.4
Corporate services allocated	(0.8)	(9.2)	2.4	(27.5)
Title insurance information expense	5.3	7.0	15.3	18.1
Other real-estate related information	3.6	4.9	8.5	10.8
Software expense	2.1	2.1	7.0	5.7
Rental expense	0.7	0.8	3.0	2.5
License and cost sharing agreements	2.9	3.4	8.0	9.1

Total expenses	56.0	48.9	157.9	120.7

Total pretax impact of related party activity	$(31.2)	$(21.8)	$(90.7)	$(45.3)

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues of $24.8 million and $26.8 million for the three month periods ended September 30, 2006 and 2005, respectively, and $66.7 million and $69.7 million for the nine month periods ended September 30, 2006 and 2005, respectively, for the Company, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of 88% of premiums generated, equal to $21.8 million and $23.2 million for the three month periods ended September 30, 2006 and 2005, respectively, and $58.7 million and $60.6 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Through June 30, 2005, the Company leased equipment to a subsidiary of FIS. Revenue relating to these leases for the nine months ended September 30, 2005 was $5.0 million.
     Included in the Company’s expenses for the periods presented are amounts paid to a subsidiary of FIS for the provision by FIS to FNT of information technology infrastructure support, data center management and related IT support services. The amounts included in the Company’s expenses to FIS for these services were $20.4 million and $16.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $55.0 million and $41.4 million for the nine month periods ended September 30, 2006 and 2005, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $2.1 million for each of the three month periods ended September 30, 2006 and 2005, respectively and $7.0 million and $5.7 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     Historically, the Company has provided corporate services to FNF and FIS and received corporate services provided by FNF. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three month and nine month periods ended September 30, 2006, the Company’s expenses included $1.7 million and $5.6 million, respectively, related to the provision of corporate services by FNF to the Company. There were no corporate services provided to the Company by FNF during the three month or nine month periods ended September 30, 2005. The Company’s expenses were reduced by $1.3 million and $2.6 million for the three month periods ended September 30, 2006 and 2005, respectively, and $1.5 million and $7.1 million for the nine month periods ended September 30, 2006 and 2005, respectively, related to the provision of corporate services by the Company to FNF and its subsidiaries (other than FIS subsidiaries). The Company’s expenses were reduced by $1.2 million and $6.6 million for the three month periods ended September 30, 2006 and 2005, respectively, and $1.7 million and $20.4 million for the nine month periods ended September 30, 2006 and 2005, respectively, related to the provision of corporate services by the Company to FIS subsidiaries.

     The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $5.9 million and $7.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $17.7 million and $21.8 million for the nine month periods ended September 30, 2006 and 2005, respectively. In addition, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $0.6 million and $0.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $2.4 million and $2.1 million for the nine month periods ended September 30, 2006 and 2005, respectively. The Company has also entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not re-sell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $3.6 million and $4.9 million for the three month periods ended September 30, 2006 and 2005, respectively, and $8.5 and $10.8 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense relating to these agreements of $2.9 million and $3.4 million for the three month periods ended September 30, 2006 and 2005, respectively, and $8.0 million and $9.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     The Company’s financial statements reflect allocations for a lease of office space to us from FIS for our corporate headquarters and business operations in the amounts of $0.7 million and $0.8 million for the three month periods ended September 30, 2006 and 2005, respectively, and $3.0 million and $2.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.
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
     Amounts due from/ (to) FNF and FIS were as follows:

	September 30,	December 31,
	2006	2005
	(In millions)
Notes receivable from FNF	$19.0	$19.0
Due (to) from FNF and FIS	(27.7)	32.7
Notes payable to FNF (See Note E)	(6.6)	(497.8)

     At September 30, 2006, the Company has a note receivable balance of $19.0 million due from a subsidiary of FNF. The Company earned interest revenue of less than $0.1 million on these notes for t he three months ended September 30, 2006. Until the second quarter of 2006, the Company had notes receivable from FNF relating to agreements between its title underwriters and FNF. At December 31, 2005, the balance on these notes receivable was $19.0 million. The Company earned interest revenue relating to these notes of $0.3 million for the three months ended September 30, 2005, and $0.5 million and $0.7 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     The Company is included in FNF’s consolidated tax returns and thus any income tax liability or receivable is due to/from FNF. Due (to)/from FNF at September 30, 2006 and December 31, 2005 includes receivables from FNF relating to overpayments of taxes of $4.7 million and $11.5 million at September 30, 2006 and December 31, 2005, respectively. The Company made tax-related payments to FNF, net of refunds received, of $129.0 million and $71.9 million during the three month periods ended September 30, 2006 and 2005, respectively, and $166.4 million and $111.3 million during the nine month periods ended September 30, 2006 and 2005, respectively.
     During the periods presented, the Company paid amounts to a subsidiary of FIS for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $1.6 million and $0.9 million during the three month periods ended September 30, 2006 and 2005, respectively, and $4.3 million and $2.6 million during the nine month periods ended September 30, 2006 and 2005, respectively. Amounts paid to FIS for capitalized title plant construction costs were $4.2 million and $1.5 million during the three month periods ended September 30, 2006 and 2005, respectively, and $13.4 million and $2.7 million during the nine month periods ended September 30, 2006 and 2005, respectively.
     Included in investments at September 30, 2006 are 1,432,000 shares of FIS common stock at a market value of $53.0 million, which is $3.1 million less than the Company’s cost basis. These were subsequently sold to FIS on October 23, 2006, for $56.4 million, resulting in a loss of $0.4 million.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management is currently evaluating the impact of SFAS 158 on the Company’s statements of financial position and operations.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be derecognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN 48 on the Company’s statements of financial position and operations.
Recent Developments
   Transaction with FNF
     On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNF (amended and restated as of September 18, 2006), providing for the elimination of FNF’s holding company structure, the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock, and the distribution of FNF’s ownership stake in FNT to FNF shareholders. Pursuant to the SEDA, on October 24, 2006, FNT completed the acquisition of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small leasing subsidiary) in exchange for 45,265,956 shares of FNT’s Class A common stock (the “Asset Contribution”). The assets transferred included FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. In connection with the Asset Contribution, FNF converted all of the FNT Class B common stock held by FNF into FNT Class A common stock and distributed the shares acquired by FNF from FNT, together with the converted shares, to holders of record of FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, FNF no longer owns any common stock of FNT and FNT is now a stand alone public company with all of its approximately 218.7 million shares held by the public. Also, on November 9, 2006, FNF will merge with and into FIS, after which FNT will legally change its name to Fidelity National Financial, Inc. (“New FNF”). Beginning on November 10, 2006, FNT’s common stock will trade on the New York Stock Exchange under the trading symbol FNF. FNF’s current chairman of the board and chief executive officer has assumed the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities.
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with EITF 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the proposed transactions and the merger is effectively a reverse spin-off of FIS by FNF in accordance with EITF 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of FNF will become those of FNT; however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets will not be met. This is primarily due to the continuing involvement of FNT with FIS and significant influence that FNT will have over FIS subsequent to the merger through common board members, common senior management and continuing business relationships. It is expected that FIS will continue to be included in FNF’s consolidated financial statements through the date of completion of the SEDA.
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
   Service Link L.P.
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. During the third quarter of 2006, the Company paid additional contingent consideration of $57.0 million related to this purchase, based on Service Link’s operations meeting certain performance measures over a 12-month period ending in July 2006.
Note C — Investments
     During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2006 and December 31, 2005, the Company had short-term security loans outstanding with values of $271.8 million and $124.3 million, respectively, included in accounts payable and accrued liabilities and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$25,305	$(83)	$719,674	$(12,663)	$744,979	$(12,746)
States and political subdivisions	152,775	(665)	569,536	(7,964)	722,311	(8,629)
Foreign government and agencies	5,978	(17)	18,652	(302)	24,630	(319)
Corporate securities	131,543	(1,127)	373,095	(10,348)	504,638	(11,475)
Equity securities	180,359	(25,579)	—	—	180,359	(25,579)

Total temporarily impaired securities	$495,960	$(27,471)	$1,680,957	$(31,277)	$2,176,917	$(58,748)

     Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses related to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired. During the third quarter of 2006, the Company recorded an impairment charge on an equity investment that it considered to be other-than-temporarily impaired, resulting in a charge of $8.4 million. During the third quarter of 2005, the Company recorded an impairment charge on two investments that it considered to be other-than-temporarily impaired, which resulted in a charge of $13.6 million.
Note D — Stock Based Compensation Plans
     In connection with the 2005 distribution of FNT stock by FNF, the Company established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of

     September 30, 2006, there were 770,000 shares of restricted stock and 2,246,500 stock options outstanding. These shares and options vest over a four-year period. During the three month and nine month periods ended September 30, 2006, the Company recorded stock-based compensation expense of $1.1 million and $3.2 million, respectively, in connection with the issuance of FNT restricted stock and $0.7 million and $1.8 million, respectively, in connection with the issuance of FNT stock options.
     Stock option transactions under the Omnibus Plan in the first nine months of 2006 were as follows:

				Aggregate Intrinsic
				Value at September 30,	Weighted Average
		Weighted Average		2006	Remaining
	Shares	Exercise Price	Exercisable	(in thousands)	Contractual Life
Balance, December 31, 2005	2,206,500	$21.90	—	$(2,074)	9.1
Granted	40,000	21.82	—	(34)	9.5
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—

Balance, September 30, 2006	2,246,500	$$21.90	—	$(2,112)	9.1

     All options issued and outstanding at September 30, 2006, are unvested. There were no exercisable options outstanding at September 30, 2006. No stock options vested or were forfeited in the first nine months of 2006.
     Restricted stock transactions under the Omnibus Plan in the first nine months of 2006 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Balance, December 31, 2005	777,500	$21.90
Granted	—	—
Cancelled	5,000	21.90

Balance, September 30, 2006	772,500	$21.90

     No shares of restricted stock vested in the first nine months of 2006.
     As a result of stock-based compensation grants prior to the commencement of the Omnibus Plan, certain Company employees are also participants in FNF’s stock-based compensation plans (the “FNF Plans”), which provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards for officers and key employees. Grants of incentive and nonqualified stock options under the FNF Plans have generally provided that options shall vest equally over three years and generally expire ten years after their original date of grant. All options granted under the FNF Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In connection with grants of FNF stock options to Company employees, the Company recorded stock-based compensation expense of $1.2 million and $2.6 million in the three month periods ended September 30, 2006 and 2005, respectively, and $3.7 million and $6.8 million in the nine month periods ended September 30, 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In 2003, FNF issued to certain Company employees and directors rights to purchase shares of FNF restricted common stock (the “FNF Restricted Shares”). A portion of the FNF Restricted Shares vest over a five-year period and a portion vest over a four-year period, of which one-fifth vested immediately on the date of grant. In connection with the issuance of the FNF Restricted Shares to FNT employees, the Company recorded stock-based compensation expense of $0.5 million and $0.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $1.4 million and $2.1 million for the nine month periods ended September 30, 2006 and 2005, respectively, which was based on an allocation of compensation expense to the Company for personnel who provided services to the Company.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in the Company’s financial statements. Effective as of the beginning of 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”). Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS 123, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS 148”). Using this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in the three month or nine month period ended September 30, 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. In accordance with the provisions of SFAS No. 123R, share-based compensation expense for the 2005 periods presented has not been restated. Net income reflects expense amounts of $3.5 million and $3.3 million for the three month periods ended September 30, 2006 and 2005, respectively, and $10.1 million and $8.9 million for the nine month periods ended September 30, 2006 and 2005, respectively, which are included in personnel costs in the reported financial results of each period. Included in these amounts are share-based compensation expense related to the Omnibus Plan of $1.8 million and $5.0 million in the three and nine month periods ended September 30, 2006, respectively, each of which includes a third quarter 2006 charge of $0.3 million for the accelerated vesting of stock options and restricted stock shares granted to a director who resigned from the board of directors in the third quarter of 2006 and approved by the compensation committee. Also included in total stock-based compensation is share-based compensation expense amounts related to the participation of Company employees in the FNF Plans of $1.7 million and $3.3 million for the three month periods ended September 30, 2006 and 2005, respectively, and $5.1 million and $8.9 million for the nine month periods ended September 30, 2006 and 2005, respectively.
     The fair values of all options were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate used in the calculation is the rate that corresponds to the weighted average expected life of an option. For purposes of valuing the options granted under the Omnibus Plan in 2006 or 2005, the Company used historical activity of FNF common stock shares and stock options to estimate the volatility rate of the FNT common stock and the expected life of the FNT options. FNT did not grant any options in the first nine months of 2005. The following assumptions were used in valuing FNT stock options granted during the first nine months of 2006: a risk free interest rate of 4.8%, a volatility factor for the expected market price of 27%, an expected dividend yield of 5.1%, and a weighted average expected life of 4.1 years. The weighted average fair value of each option granted by FNT during the first nine months of 2006 was $3.71.
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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands)
Net earnings, as reported	$169,734	$412,631
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,046	5,375
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,088)	(5,983)

Pro forma net earnings	$169,692	$412,023

Pro forma net earnings per share — basic and diluted, as reported	$0.98	$2.38

Pro forma net earnings per share — basic and diluted, adjusted for SFAS 123 effects	$0.98	$2.37

     At September 30, 2006, the total unrecognized compensation cost related to non-vested stock option grants was $6.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.1 years and the total unrecognized compensation cost related to non-vested restricted stock grants was $12.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 3.0 years.
     On October 24, 2006, as part of the closing of the SEDA and spin-off from FNF, FNT granted options and restricted stock to replace FNF options and FNF restricted stock to its employees. FNT issued approximately 10.1 million options with a weighted average strike price of $11.00 per share to replace 5.1 million outstanding FNF options in an intrinsic value swap. FNT also issued approximately 0.6 million shares of restricted stock to employees as part of the distribution and to replace FNF restricted stock. Also, on October 23, 2006, FNT granted 785,000 shares of restricted stock to certain executive officers and the board of directors.
Note E — Notes Payable
     Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Unsecured notes, net of discount, interest payable semiannually at 7.3%, due August, 2011	$240,841	$—
Unsecured notes, net of discount, interest payable semiannually at 5.25%, due March, 2013	248,818	—
Unsecured notes due to FNF, net of discount	6,640	497,800
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.40% (5.72% at September 30, 2006), unused portion of $325,000 at September 30, 2006	75,000	100,000
Other promissory notes with various interest rates and maturities	1,659	5,462

	$572,958	$603,262

     In connection with the 2005 distribution of FNT stock by FNF, the Company issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, the Company filed a Registration Statement on Form S-4, pursuant to which the Company offered to exchange the outstanding FNF notes for notes FNT would issue having substantially the same terms and deliver the FNF notes received in such exchange to FNF in redemption of the debt under the Mirror Notes. On January 17, 2006, the exchange offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, the company issued a new 7.30% Mirror Note due in 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged. A balance of $6.6 million of these notes remained outstanding at September 30, 2006, all of which was paid on October 23, 2006.
     On October 17, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. as Administrative Agent and Swing Line Lender (the “Previous Credit Agreement”), and the other financial institutions party thereto. The Previous Credit Agreement was repaid and terminated on October 24, 2006. The Previous Credit Agreement provided for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility could be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement was permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bore interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies. Included in the 0.35%-1.25% margin was a related commitment fee on the entire facility.
     The Previous Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Previous Credit Agreement required the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Previous Credit Agreement also included customary events of default for facilities of this type (with customary grace periods, as applicable) and provided that, upon the occurrence of an event of default, the interest rate on all outstanding obligations would be increased and payments of all outstanding loans could be accelerated and/or the lenders’ commitments could be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Previous Credit Agreement would have automatically become immediately due and payable, and the lenders’ commitments would automatically terminate.
     Effective October 24, 2006, the Company entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The New Credit Agreement provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. The Company has the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between .23%-.675%, depending on the Company’s then current senior unsecured long-term debt rating from the rating agencies. In addition, the Company will pay a commitment fee between .07%-.175% on the entire facility, also depending on the Company’s senior unsecured long-term debt rating.
     The New Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The New Credit Agreement requires the Company to maintain certain financial ratios and levels of capitalization. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     Principal maturities of notes payable at September 30, 2006, were as follows (dollars in thousands):

2006	$1,659
2007	—
2008	—
2009	—
2010	75,000
Thereafter	496,299

$572,958

Note F — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$2	$38
Interest cost	2,097	2,087	286	296
Expected return on assets	(2,453)	(1,959)	—	—
Amortization of prior service cost	—	—	(1,010)	(384)
Amortization of actuarial loss	2,217	2,207	467	137

Total net periodic expense	$1,861	$2,335	$(255)	$87

	For the Nine Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$42	$114
Interest cost	6,291	6,261	814	888
Expected return on assets	(7,359)	(5,877)	—	—
Amortization of prior service cost	—	—	(2,215)	(1,152)
Amortization of actuarial loss	6,651	6,621	1,020	411

Total net periodic expense	$5,583	$7,005	$(339)	$261

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
Note G — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. The Company believes that no actions, other than those listed below, depart from customary litigation incidental to its business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, it may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana, Kansas, and Missouri. The Company intends to vigorously defend these actions.
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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. One Ohio case states that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     In November 2006, the NYAG and NYSID raised an issue with respect to the applicability of the rate reduction to lenders’ policies. The Company and other defendants dispute this position.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Connecticut, Nevada, New Mexico, Texas and Washington insurance regulators have also announced similar inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business, and political conditions, including changes in the financial markets; adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; compliance with extensive regulations; regulatory investigations of the title insurance industry; our business concentration in the State of California, the source of over 20% of our title insurance premiums; our dependence on distributions from our title insurance underwriters as our main source of cash flow; competition from other title insurance companies; and other risks detailed in our filings with the Securities and Exchange Commission.
     The Company made a reclassification adjustment to the Consolidated Statements of Income, included within this Quarterly Report on Form10-Q, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $2.6 million for the quarter ended September 30, 2005 and $10.3 million and $5.9 million for the nine month periods ended September 30, 2006 and 2005, respectively, and a corresponding reduction of other operating expenses. This adjustment had no effect on net income.
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
     Prior to October 17, 2005, we were a wholly-owned subsidiary of FNF. On that date, FNF distributed shares of our Class A Common Stock representing 17.5% of our outstanding shares to its stockholders as a dividend. Until October 24, 2006, FNF continued to hold shares of our Class B Common Stock representing 82.1% of our outstanding stock and 97.9% of all voting rights of our common stock.
     Our financial statements for the periods presented include assets, liabilities, revenues and expenses directly attributable to our operations as well as transactions between us and FNF and other affiliated entities. For periods prior to the October 17, 2005, our financial statements include allocations of certain of our corporate expenses to FNF and Fidelity National Information Services, Inc. (“FIS”) and allocations to us of certain FNF expenses, allocated on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by those businesses. These expense allocations from FNF reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FNF who were not our employees after the 2005 distribution of FNT stock by FNF, but who have historically provided services to us. Our financial statements for periods prior to October 17, 2005, do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. Subsequent to the 2005 distribution of FNT stock by FNF, we have incurred additional expenses as a result of being a separate public company. As a result, our financial statements for periods prior to October 17, 2005, do not necessarily reflect what our financial position or results of operations would have been if we had been operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
Recent Developments
    Transaction with FNF
     On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with FNF (amended and restated as of September 18, 2006), providing for the elimination of FNF’s holding company structure, the sale of certain of FNF’s assets and liabilities to FNT in exchange for shares of FNT stock, and the distribution of FNF’s ownership stake in FNT to FNF shareholders. Pursuant to the SEDA, on October 24, 2006, FNT completed the acquisition of substantially all of the assets and liabilities of FNF (other than FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small subsidiary) in exchange for 45,265,956 shares of FNT’s Class A common stock (the “Asset Contribution”). The assets transferred included FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by FNF as of October 24, 2006. In connection with the Asset Contribution, FNF converted all of the FNT Class B common stock held by FNF into FNT Class A common stock and distributed the shares acquired by FNF from FNT, together with the converted shares, to holders of record of FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, FNF no longer owns any common stock of FNT and FNT is now a stand alone public company with all of its approximately 218.7 million shares held by the public. Also, on November 9, 2006, FNF will merge with and into FIS, after which FNT will legally change its name to Fidelity National Financial, Inc. (“New FNF”). Beginning on November 10, 2006, FNT’s common stock will trade on the New York Stock Exchange under the trading symbol FNF. FNF’s current chairman of the board and chief executive officer, William P. Foley, II, has assumed the same positions in New FNF and the position of executive chairman of the board of FIS. Other key members of FNF’s senior management will also continue their involvement in both New FNF and FIS in executive capacities.
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with EITF 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the proposed transactions and the merger is effectively a reverse spin-off of FIS by FNF in accordance with EITF 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of FNF will become those of FNT; however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets will not be met. This is primarily due to the continuing involvement of FNT with FIS and significant influence that FNT will have over FIS subsequent to the merger through common board members, common senior management and continuing business relationships. It is expected that FIS will continue to be included in FNF’s consolidated financial statements through the date of completion of the SEDA.
     Following the 2006 Distribution, the Company is no longer purely a title insurance company. Instead, the Company is a holding company which operates through its subsidiaries in the title insurance and specialty insurance industries. In addition, the Company expects to actively evaluate possible strategic transactions, including but not limited to potential acquisitions of other companies, business units and operating and investment assets. Any such acquisitions may or may not be in lines of business that are the same as or provide potential synergies with FNT’s existing operations. There can be no assurance, however, that any suitable acquisitions or other strategic opportunities will arise.
   Service Link Acquisition
     On August 1, 2005, the Company acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. During the third quarter of 2006, the Company paid additional contingent consideration of $57.0 million related to this purchase, based on Service Link’s operations meeting certain performance measures over a 12-month period ending in July 2006.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUE:
Direct title insurance premiums	$461,340	$626,178	$1,413,641	$1,643,574
Agency title insurance premiums	721,801	779,117	2,058,935	2,083,317
Escrow and other title related fees	269,188	324,910	810,845	868,375
Interest and investment income	41,261	28,994	115,680	71,149
Realized gains and losses, net	1,478	3,583	22,091	25,505
Other income	11,964	11,461	34,393	31,481

Total revenue	1,507,032	1,774,243	4,455,585	4,723,401
EXPENSES:
Personnel costs	436,064	511,325	1,354,720	1,415,928
Other operating expenses	223,359	246,109	666,587	693,927
Agent commissions	555,010	612,139	1,587,547	1,617,260
Depreciation and amortization	29,881	23,818	83,312	73,207
Provision for claim losses	88,706	103,612	260,444	254,289
Interest expense	12,762	4,669	36,462	5,393

Total expenses	1,345,782	1,501,672	3,989,072	4,060,004

Earnings before income taxes and minority interest	161,250	272,571	466,513	663,397
Income tax expense	57,241	102,137	165,610	248,774

Earnings before minority interest	104,009	170,434	300,903	414,623
Minority interest	610	700	1,889	1,992

Net earnings	$103,399	$169,734	$299,014	$412,631

     Total revenues decreased $267.2 million or 15.1% for the third quarter of 2006 to $1,507.0 million and decreased $267.8 million or 5.7% for the first nine months of 2006 to $4,455.6 million.
     Total title insurance premiums for the three-month and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
Title premiums from direct operations	$461,340	39.0%	$626,178	44.6%	$1,413,641	40.7%	1,643,574	44.1%
Title premiums from agency operations	721,801	61.0%	779,117	55.4%	2,058,935	59.3%	2,083,317	55.9%

Total	$1,183,141	100.0%	$1,405,295	100.0%	$3,472,576	100.0%	$3,726,891	100.0%

     Title insurance premiums decreased 15.8% to $1,183.1 million in the third quarter of 2006 as compared with the third quarter of 2005. The decrease was made up of a $164.8 million, or 26.3%, decrease in direct premiums and a $57.3 million, or 7.4%, decrease in premiums from agency operations. Title insurance premiums decreased 6.8% to $3,472.6 million in the first nine months of 2006 as compared with the first nine months of 2005. The decrease was made up of a $229.9 million, or 14.0%, decrease in direct premiums and a $24.4 million, or 1.2%, decrease in premiums from agency operations.
     The decreased level of direct title premiums in the third quarter is the result of a 27.0% decrease in closed order volume and was partially offset by a 4.9% increase in fee per file, reflecting a declining refinance market and a slowing purchase market. Closed order volumes decreased to 440,200 in the third quarter of 2006 compared to 602,900 in the third quarter of 2005 and to 1,350,300 in the first nine months of 2006 compared to 1,651,800 in the first nine months of 2005. The average fee per file in our direct operations was $1,582 in the third quarter of 2006 compared to $1,508 in the third quarter of 2005 and $1,571 in the first nine months of 2006 compared to $1,469 in the first nine months of 2005, reflecting a strong commercial market, the decrease in refinance activity, and continued appreciation in home prices. The fee per file tends to increase as mortgage interest rates rise, and the mix of business changes from a predominantly refinance-driven market to more of a resale-driven market because resale transactions generally involve the issuance of both a lender’s policy and an owner’s policy whereas refinance transactions typically only require a lender’s policy.

     We are using accrual basis accounting to record agency premiums in a manner that is consistent with direct premium activity because our agents experience the same market conditions that other direct title insurance companies experience. The changes in agency premiums during the three-month and nine-month periods ended September 30, 2006 as compared to the corresponding 2005 periods were more favorable than the changes in direct premiums due to the fact that title insurance markets are currently stronger in geographic regions where title insurance business is more agency driven. During the third quarter and first nine months of 2006, agency premiums decreased 7.4% and 1.2%, respectively, compared to the corresponding 2005 periods, while direct title premiums decreased 26.3% and 14.0%, respectively, during the same periods. Agency revenues from FIS title agency businesses were $24.8 million and $26.8 million in the third quarter of 2006 and 2005, respectively, and $66.7 million and $69.7 million in the first nine months of 2006 and 2005, respectively.
     Trends in escrow and other title related fees are, to some extent, related to title insurance activity generated by our direct operations. Escrow and other title related fees were $269.2 million and $324.9 million for the third quarters of 2006 and 2005, respectively and $810.8 million and $868.4 million for the first nine months of 2006 and 2005, respectively. Escrow fees, which are more directly related to our direct operations than are other title related fees, decreased $52.3 million, or 23.9%, in the third quarter of 2006 compared to the third quarter of 2005, and $76.8 million, or 13.1%, in the first nine months of 2006 compared to the first nine months of 2005, consistent with the decrease in direct title premiums. Other title-related fees decreased $3.5 million, or 3.3%, for the third quarter of 2006 compared to the third quarter of 2005 and increased $19.2 million, or 6.8%, for the first nine months of 2006 compared to the first nine months of 2005, representing growth in the Canadian real estate market, including growth in our market share and the strength of the Canadian dollar, growth in other operations not directly related to title insurance, and acquisitions, including the acquisition of Service Link in August 2005.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in the third quarter of 2006 was $41.3 million, compared with $29.0 million in the third quarter of 2005, an increase of $12.3 million, or 42.3%. Interest and investment income in the first nine months of 2006 was $115.7 million, compared with $71.1 million in the first nine months of 2005. The increases are primarily due to increases in interest rates for cash and short-term investments, increases in earnings from the securities lending program, increases in average balances and yield rates for long-term fixed income assets, and, for the nine month periods, a special dividend paid on our holdings of Certegy Inc. common stock in the first quarter of 2006 before its merger with FIS.
     Net realized gains for the third quarter of 2006 decreased to $1.5 million compared to $3.6 million for the third quarter of 2005, primarily due to a gain on sale of real estate in the 2005 period and capital losses in the 2006 period with no capital losses in the 2005 period, partially offset by higher capital gains and lower impairment charges in the 2006 period. During the third quarter of 2006, the Company recorded an impairment charge on an equity investment that it considered to be other-than-temporarily impaired, resulting in a charge of $8.4 million, compared to impairment charges totaling $13.6 million on two investments in the third quarter of 2005. Net realized gains for the first nine months of 2006 decreased to $22.1 million from $25.5 million in the first nine months of 2005, primarily due to lower net realized gains on other assets, including the 2005 sale of real estate mentioned above, partially offset by the lower third quarter impairment charges mentioned above and lower capital losses in 2006.
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
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $436.1 million and $511.3 million for the third quarters of 2006 and 2005, respectively, and $1,354.7 million and $1,415.9 million for the first nine months of 2006 and 2005, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees increased to 59.7% for the third quarter of 2006 from 53.8% for the third quarter of 2005 and to 60.9% for the first nine months of 2006 from 56.4% for the first nine months of 2005. The decrease in personnel costs in dollar terms for the third quarter of 2006 as compared to the third quarter of 2005 is primarily the result of the decreases in direct title premiums and escrow and other fees and a corresponding decrease in personnel costs relating thereto, partially offset by increased competition for personnel in the western part of the country, driving increases in compensation in certain geographic regions. Average employee count decreased to 18,120 in the third quarter of 2006 from 19,949 in the third quarter of 2005, primarily due to the decrease in orders, partially offset by the 2005 acquisition of Service Link. Average annualized personnel cost per employee decreased in the third quarter of 2006 compared to the third quarter of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses. The decrease in personnel costs for the first nine months of 2006 as compared to the first nine months of 2005 is primarily the result of decreases in direct title premiums and escrow and other fees as mentioned above, partially offset by increased salary and benefit costs due to competition. Average employee count decreased to 18,677 in the first nine months of 2006 from 19,115 in the first nine months of 2005, primarily due to the decrease in orders, partially offset by the acquisition of Service Link. Average annualized personnel cost per employee decreased in the first nine months of 2006 compared to the first nine months of 2005, primarily due to decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset by increases in fixed personnel costs caused by competition. Stock-based compensation costs were $3.5 million and $3.3 million for the third quarters of 2006 and 2005, respectively, and $10.1 million and $8.9 million for the first nine months of 2006 and 2005, respectively. None of the additional expense relates to the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) because all options that were not previously accounted for under the fair value method were fully vested as of December 31, 2005.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, travel expenses, legal costs and equipment costs. Other operating expenses totaled $223.4 million and $246.1 million for the third quarters of 2006 and 2005, respectively, and $666.6 million and $699.8 million for the first nine months of 2006 and 2005, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 30.6% and 25.9% for the third quarters of 2006 and 2005, respectively, and 30.0% and 27.6% for the first nine months of 2006 and 2005, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
	(Dollars in thousands)
Agent premiums	$721,801	100.0%	$779,117	100.0%	$2,058,935	100.0%	$2,083,317	100.0%
Agent commissions	555,010	76.9%	612,139	78.6%	1,587,547	77.1%	1,617,260	77.6%

Net	$166,791	23.1%	$166,978	21.4%	$471,388	22.9%	$466,057	22.4%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased in the third quarter and first nine months of 2006 compared with the third quarter and nine months of 2005, respectively, due to differences in the percentages of premiums retained by agents as commissions vary across different geographic regions.
     Depreciation and amortization was $29.9 million in the third quarter of 2006 as compared to $23.8 million in the third quarter of 2005 and $83.3 million in the first nine months of 2006 as compared to $73.2 million in the first nine months of 2005.

     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $88.7 million in the third quarter of 2006 as compared to $103.6 million in the third quarter of 2005 and $260.4 million in the first nine months of 2006 as compared to $254.3 million in the first nine months of 2005. Our claim loss provision as a percentage of total title premiums was 7.5% in the third quarter and first nine months of 2006 and 7.4% in the third quarter and 6.8% for the first nine months of 2005.
     Interest expense increased to $12.8 million in the third quarter of 2006 from $4.7 million in the third quarter of 2005 and to $36.5 million in the first nine months of 2006 from $5.4 million in the first nine months of 2005, due to increases in average debt. Average debt increased to approximately $573.1 million and $587.1 million in the third quarter and first nine months of 2006, respectively, from approximately $85.2 million and $11.7 million in the third quarter and first nine months of 2005, respectively. Increases in average debt during the 2006 periods as compared to the 2005 periods is primarily due to two January 2006 public bond issuances with balances at September 30, 2006 of $240,841 and $248,818 and interest payable at 7.3% and 5.25% respectively (collectively the “Public Bonds”). In January of 2006, we issued the Public Bonds in exchange for an equal amount of the outstanding FNF bonds with the same terms. We then delivered the FNF bonds to FNF in payment of two intercompany notes payable to FNF by us. (See Note E to the Condensed Financial Statements.)
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the third quarter and first nine months of 2006 and 37.5% for the third quarter and first nine months of 2005. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year. The decrease in the 2006 periods as compared to the 2005 periods is due to an increased proportion of tax-exempt interest income in the 2006 periods.
     Net earnings were $103.4 million and $169.7 million for the third quarters of 2006 and 2005, respectively, and $299.0 million and $412.6 million for the first nine months of 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions and dividends on our common stock. Through September 30, 2006, we have paid a quarterly dividend of $0.29 on each share of our common stock, or an aggregate of $151.4 million year-to-date. After the 2006 Distribution, we intend to pay an annual dividend of $1.20 per share on our common stock, payable quarterly, or an aggregate of approximately $265 million per year, based on the number of shares outstanding subsequent to the 2006 Distribution, although the declaration of any future dividends is at the discretion of our board of directors. Total dividends paid in the full year 2006 are expected to be approximately $217.7 million. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2005, $1.9 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2006, our first tier title subsidiaries can pay or make distributions to us of approximately $145 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     On October 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.30 per share, payable December 28, 2006 to shareholders of record as of December 14, 2006. On July 20, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on September 28, 2006 to shareholders of record as of September 14, 2006. On April 20, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on June 27, 2006 to shareholders of record as of June 15, 2006. On February 8, 2006, our Board of Directors declared a quarterly cash dividend of $0.29 per share, which was paid on March 28, 2006, to shareholders of record as of March 15, 2006.
     On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors.
Financing
     In connection with the 2005 distribution of FNT stock by FNF, we issued two $250 million intercompany notes payable to FNF (the “Mirror Notes”), with terms that mirrored FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to exchange the outstanding FNF notes for notes we would issue having substantially the same terms and deliver the FNF notes received to FNF to reduce our debt under the Mirror Notes. On January 17, 2006, the offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, we issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged. A balance of $6.6 million of these notes remained outstanding at September 30, 2006, all of which was redeemed on October 23, 2006. Interest on the Mirror Notes accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate.
     On October 17, 2005, we entered into a credit agreement with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “Previous Credit Agreement”). The Previous Credit Agreement provided for a $400 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility could be borrowed, repaid and reborrowed by the borrowers thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Previous Credit Agreement was permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bore interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate;” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.35%-1.25%, all in, depending on the Company’s then current public debt credit rating from the rating agencies. Included in the 0.35%-1.25% margin was a related commitment fee on the entire facility. The Previous Credit Agreement was repaid and terminated on October 24, 2006.
     The Previous Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, and limitations on restricted payments and transactions with affiliates. The Previous Credit Agreement required the Company to maintain investment grade debt ratings, certain financial ratios related to liquidity and statutory surplus and certain levels of capitalization. The Previous Credit Agreement also included customary events of default for facilities of this type (with customary grace periods, as applicable) and provided that, upon the occurrence of an event of default, the interest rate on all outstanding obligations could be increased and payments of all outstanding loans could be accelerated and/or the lenders’ commitments could be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Previous Credit Agreement would automatically become immediately due and payable, and the lenders’ commitments would automatically terminate.
     At September 30, 2006, we had $75 million in debt under this facility, bearing interest at LIBOR plus 0.4% (equal to 5.72%), which was subsequently paid in full upon termination of the Previous Credit Agreement on October 24, 2006. This debt was originally borrowed in October 2005 to repay a note previously paid as a dividend to FNF. In the first nine months of 2006, we repaid $25 million on this facility, net of borrowings.
     Effective October 24, 2006, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The New Credit Agreement, which replaces the Previous Credit Agreement, provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. We have the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we will pay a commitment fee between .07%-.175% on the entire facility, also depending on our senior unsecured long-term debt rating.
     The New Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The New Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The New Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
Contractual Obligations
     Our long-term contractual obligations generally include our loss reserves, our long-term debt and operating lease payments on certain of our property and equipment. As of September 30, 2005, our required payments relating to our long-term contractual obligations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Notes payable	$1,659	$—	$—	$—	$75,000	$496,299	$572,958
Operating lease payments	32,507	120,336	91,447	62,507	36,820	23,347	366,964
Reserve for claim losses	50,751	199,543	163,609	127,701	100,264	504,801	1,146,669
Pension and postretirement obligations	3,227	12,140	16,544	14,169	14,634	110,717	171,431

Total	$88,144	$332,019	$271,600	$204,377	$226,718	$1,135,164	$2,258,022

     As of September 30, 2006 we had reserves for claim losses of $1,146.7 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
Off-Balance Sheet Arrangements
     Prior to October 24, 2006, we did not engage in off-balance sheet financing activities. As of the closing under the SEDA on that date, we do not engage in off-balance sheet financing activities other than facility and equipment leasing arrangements. On June 29, 2004 FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that will be part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of September 30, 2006, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.
     We do not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not be required to consolidate the lessor or the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding certain assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated and Combined Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2006 related to these arrangements.

Critical Accounting Policies
     There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
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
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The suit was filed in the United States District Court for the Western District of Texas, San Antonio Division on March 24, 2006. Similar suits are pending in Indiana, Kansas, and Missouri. The Company intends to vigorously defend these actions.
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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. One Ohio case states that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     In November 2006, the NYAG and NYSID raised an issue with respect to the applicability of the rate reduction to the lenders’ policies. The Company and other defendants dispute this position.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the Company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida. New York, Connecticut, Nevada, New Mexico, Texas and Washington insurance regulators have also announced similar inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of these or any similar reviews.
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

Item 1A. Risk Factors
     Our business faces a number of risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, results of operations, or financial condition could be materially affected and the trading price of our common stock could decline.
   If adverse changes in the levels of real estate activity occur, our revenues may decline.
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and again in 2005 and 2006.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2006 to be $2.46 trillion, which would represent an 18.7% decline relative to 2005. The MBA further projects that the 18.7% decrease will result from purchase transactions declining from $1.51 billion in 2005 to $1.39 billion in 2006, or 8.0%, and refinancing transactions dropping from $1.51 billion to $1.07 billion, or 29.3%.
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
     On July 3, 2006, the California Insurance Commissioner (“Commissioner”) issued a Notice of Proposed Action and Notice of Public Hearing (the “Notice”) relating to proposed regulations governing rate-making for title insurance (the “Proposed Regulations”). A hearing on the Proposed Regulations took place on August 30, 2006. If implemented, the Proposed Regulations would result in significant reductions in title insurance rates, which are likely to have a significant negative impact on the company’s California revenues. California is the largest source of revenue for the title insurance industry, including for us. In addition, the Proposed Regulations would give the Commissioner the ability to set maximum allowable title insurance rates on a going-forward basis. It is possible that such maximum rates would be lower than the rates that the company would otherwise set. In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes FNT. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to govern the upcoming rate analysis and rate setting process and has said that it will use the information to begin a full review of the title insurance rates charged in Florida.

     New York, Connecticut, Nevada, New Mexico, Texas and Washington insurance regulators have also announced inquiries (or other reviews of title insurance rates or practices) and other states could follow. At this stage, the Company is unable to predict what the outcome will be of this or any similar review.
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
     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s (“S&P”), Moody’s Corporation (“Moody’s”), Fitch Ratings, Inc. (“Fitch”), A.M. Best Company (“A.M. Best”), Demotech, Inc., and LACE Financial Corporation. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance, and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement on April 27, 2006, of the proposed transactions under the SEDA and the subsequent merger of FNF with and into FIS, S&P and A.M. Best revised their outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. After the completion of the 2006 Distribution, Fitch upgraded its financial strength rating to A. Our ratings are subject to continued periodic review by those rating entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the nine month period ended September 30, 2006.

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
Date: November 9, 2006

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