Form 10-K
period 2006-12-31
Fidelity National Financial, Inc.
filed 2007-03-01
CIK 1331875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-9396

Fidelity National Financial, Inc.
(formerly known as Fidelity National Title Group, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $572,981,120.

As of February 1, 2007, there were 221,551,042 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2006, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

		Page
		Number

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	114
Item 9A.	Controls and Procedures	114
Item 9B.	Other Information	114

PART III
Item 10.	Directors and Executive Officers of the Registrant	115
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
Item 13.	Certain Relationships and Related Transactions	115
Item 14.	Principal Accounting Fees and Services	115

PART IV
Item 15.	Exhibits and Financial Statement Schedules	115
EXHIBIT 4.5
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I

Item 1.	Business

We are a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, and claims management services. We are one of the nation’s largest title insurance companies through our title insurance underwriters, with an approximately 29.0% national market share. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. In addition, we are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned subsidiary, Sedgwick CMS (“Sedgwick”).

Prior to October 17, 2005, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 17, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making it a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company. Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which our name was changed to Fidelity National Financial, Inc. (“FNF” or the “Company”). Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. Our historical equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

FNF currently has three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 29.0% of all title insurance policies issued nationally during 2005. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment, consisting of FNF’s various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the FNF parent holding company, certain other unallocated corporate overhead expenses, and the Company’s share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.

Prior to October 24, 2006, through FIS, old FNF provided industry leading data processing, payment and risk management services to financial institutions and retailers. Through October 23, 2006, the Company’s results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy, Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are not included in FNF’s financial information prior to the closing.

Strategy

Fidelity National Title Group

Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•	Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must leave the Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate these brands independently. In most of our largest markets, we operate two, and in a few cases three, brands. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers in all aspects of our business.

•	Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. Maintaining shorter durations on our investment portfolio allows us to increase our investment revenue in a rising interest rate environment, which may offset some of the decline in premiums and service revenues we would expect in such an environment. For a more detailed discussion of our investment strategies, see “— Investment Policies and Investment Portfolio.”

•	Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are currently upgrading our operating system to improve the process of ordering title services and improve the delivery of our products to our customers.

•	Maintain values supporting our strategy. We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our agents and employees seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

•	Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

Specialty Insurance

Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property insurance policies placed directly and through independent agents. We are positioned to be a low expense provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.

•	We offer coverage under the U.S. National Flood Insurance Program (“NFIP”) through two of our property and casualty companies. Fidelity National Property and Casualty Insurance Company provides flood insurance in all 50 states. Fidelity National Insurance Company provides flood insurance in 30 states and is seeking to expand into additional states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network. Our delivery and service is consistently graded the highest in the industry. Our success has been recognized by the NFIP, which has given us its Administrator’s Club Award and the Administrator’s Quill Award for our outstanding growth.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property products, including flood insurance.

•	Our underwriting practice is conservative. Catastrophe exposure is closely managed on a real time basis. We also buy reinsurance to assist in maintaining our profitability and growing our surplus.

Recent Developments

On June 25, 2006, the Company entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with Old FNF and Old FNF entered into a merger agreement with FIS (both amended and restated as of September 18, 2006), providing for the elimination of Old FNF’s holding company structure, the sale of certain of Old FNF’s assets and liabilities to us in exchange for shares of our stock, and the distribution of Old FNF’s ownership stake in us to Old FNF shareholders. Pursuant to the SEDA, on October 24, 2006, we completed the acquisition of substantially all of the assets and liabilities of Old FNF (other than Old FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small leasing subsidiary) in exchange for 45,265,956 shares of our Class A common stock (the “Asset Contribution”). The assets transferred included Old FNF’s specialty insurance business, its interest in Sedgwick, certain timber and real estate holdings and certain smaller operations, together with all cash and investment assets held by Old FNF as of October 24, 2006. In connection with the Asset Contribution, Old FNF converted all of the FNT Class B common stock it held into FNT Class A common stock and distributed those shares, together with the Class A common shares received from us as consideration for the Asset Contribution, to holders of record of Old FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, Old FNF no longer owns any of our common stock and we are now a stand alone public company with all of our approximately 220.7 million shares held by the public. Also, on November 9, 2006, Old FNF merged with and into FIS, after which we legally changed our name to Fidelity National Financial, Inc. On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” Old FNF’s chairman of the board and chief executive officer assumed the same positions in FNF, as well as the position of executive chairman of the board of FIS. Other key members of Old FNF’s senior management are also continuing their involvement in both FNF and FIS in executive capacities.

Acquisitions

Strategic acquisitions have been an important part of our growth strategy. We made a number of acquisitions over the past two years to strengthen and expand our service offerings and customer base in our various businesses.

Cascade Timberlands LLC

Old FNF began purchasing equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) in March 2006 and it contributed them to us as part of the Asset Contribution. As of December 31, 2006, the Company had acquired approximately 71% of Cascade Timberlands for $89.2 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.

Acquisition of Equity Interest in Sedgwick

On January 31, 2006, Old FNF, along with its equity partners, Thomas H. Lee Partners (“THL”) and Evercore Capital Partners, completed an acquisition of Sedgwick CMS Holdings, Inc. (“Sedgwick”). Old FNF acquired an approximately 40% interest in Sedgwick for approximately $126 million. In September 2006, Old FNF invested an additional $6.8 million in Sedgwick, but still maintained its 40% ownership. We acquired this interest as part of the Asset Contribution. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.

Service Link L.P.

On August 1, 2005, FNT acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. During 2006, FNT paid additional contingent consideration of $57.0 million related to this purchase, based on Service Link’s operations meeting certain performance measures over a 12-month period ending July 2006.

In addition to the acquisitions mentioned above, through October 23, 2006, our financial statements also include the results of the acquisitions made by FIS. For a description of these acquisitions, see Note B of Notes to Consolidated Financial Statements.

With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible alternative means of financing the growth and operations of our business units. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be completed.

Title Insurance

Market for title insurance.  The title insurance market in the United States is large and has grown in the last 10 years. According to Demotech Inc. (“Demotech”), total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $17.8 billion in 2005. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross national product, inflation, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by changes in interest rates, which affect demand for new mortgage loans and refinancing transactions.

The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top five title insurance companies accounted for 91.8% of net premiums collected in 2005. Over 40 independent title insurance companies accounted for the remaining 8.2% of net premiums collected in 2005. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

Title Insurance Policies.  Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate and priority of lien. A brief generalized description of the process of issuing a title insurance policy is as follows:

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

Title insurance premiums paid in connection with a title insurance policy are based on (and typically a percentage of) either the amount of the mortgage loan or the purchase price of the property insured. Applicable state insurance regulations or regulatory practices may limit the maximum, or in some cases the minimum, premium that can be charged on a policy. Title insurance premiums are due in full at the closing of the real estate transaction. The lender’s policy generally terminates upon the refinancing or resale of the property.

The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property. The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time, however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies which are subsidiaries of the title insurance company, and indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title insurance company typically performs or directs the search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.

Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments and the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents. Claim losses generally result from errors made in the title search and examination process and from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property.

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

We have over 1,000 offices throughout the U.S. primarily providing residential real estate title insurance. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.

Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement we maintain financial and loss experience records. We also conduct periodic audits of our agents.

Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations. The following table presents the percentages of our title insurance premiums generated by direct and agency operations (including, for periods prior to the closing of the SEDA, premiums earned by us and by FIS):

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)

Direct	$1,957,064	42.5%	$2,261,499	45.7%	$2,128,902	44.9%
Agency	2,649,136	57.5	2,683,545	54.3	2,610,426	55.1

Total title insurance premiums	$4,606,200	100.0%	$4,945,044	100.0%	$4,739,328	100.0%

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

Geographic Operations.  Our direct operations are divided into approximately 250 profit centers consisting of more than 1,000 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 7,650 agents, primarily in those areas in which agents are the more prevalent title insurance provider.

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)

California	$810,961	17.6%	$1,035,076	20.9%	$1,056,672	22.3%
Florida	635,066	13.8	698,802	14.1	490,823	10.4
Texas	514,322	11.2	476,432	9.6	514,417	10.9
New York	360,779	7.8	401,356	8.1	407,481	8.6
Illinois	199,936	4.3	64,943	1.3	202,277	4.3
All others	2,085,136	45.3	2,268,435	46.0	2,067,658	43.5

Totals	$4,606,200	100.0%	$4,945,044	100.0%	$4,739,328	100.0%

Escrow and Other Title Related Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchase and refinance activities. Escrow and other title-related fees represented approximately 11.2%, 12.0%, and 12.5% of our revenues in 2006, 2005, and 2004, respectively. Escrow and other title-related fees are primarily generated by our direct title operations, and increases or decreases in the amount of revenue we receive from these services are closely related to increases or decreases in revenues from our direct title operations.

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

We also use coinsurance in our commercial title business to provide coverage in amounts greater than we would be willing or able to provide individually. In coinsurance transactions, each individual underwriting company issues a separate policy and assumes a portion of the overall total risk. As a coinsurer we are only liable for the portion of the risk we assume.

Specialty Insurance

We issue various insurance policies and contracts, which include the following:

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP. The NFIP bears all insurance risk related to these policies.

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•	Personal lines insurance. We offer and underwrite homeowners insurance in 48 states. Automobile insurance is currently underwritten in 23 states. We will expand into several additional states where favorable underwriting potential exists in 2007. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.

Sales and Marketing

Our sales and marketing efforts are primarily organized around our lines of business.

Fidelity National Title Group

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

Specialty Insurance

Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 17%, 20%, and 30% of our premium writings in 2006, 2005, and 2004, respectively. The second distribution channel is through independent agents and brokers nationwide. Approximately 75%, 68%, and 70% of our non-flood premium and the vast majority of our flood business was placed through this channel in 2006, 2005, and 2004, respectively. The third distribution channel is through captive independent agents in California. This channel, comprised of 20 captive independent agents at the end of 2006, accounted for 8% and 12% of the non-flood premium volume in 2006 and 2005, respectively. We currently have in excess of 27,000 independent agencies nationwide actively producing business on our behalf.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. In general, we believe that we own most proprietary rights necessary for the conduct of our business, although we do license certain items, none of which is material, under arms-length agreements for varying terms.

Technology and Research and Development

As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are currently upgrading our operating system to improve the process of ordering title services and improve the delivery of our products to our customers. This investment includes maintenance and enhancement of existing software applications and the development of new and innovative software applications.

Competition

Fidelity National Title Group

The title insurance industry is highly competitive, with the top five insurance companies accounting for 91.8% of net premiums collected in 2005 according to Demotech. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

Specialty Insurance

In our specialty insurance segment, we compete with the national, regional and local insurance carriers. Depending on geographic location, various personal lines carriers, such as State Farm, Allstate, Farmers, Travelers, Hartford, Nationwide and numerous other companies compete for this personal lines business. In addition to price, service and convenience are competitive factors. We strive to compete primarily through providing an efficient and streamlined product delivery platform.

Regulation

Our insurance subsidiaries, including title insurers, property and casualty insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly our Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted. See “Item 3 Legal Proceedings” for a description of certain recent regulatory developments in California and other states.

Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2006, the combined statutory unearned premium reserve required and reported for our title insurers was $1,398.3 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.

Each of our insurance subsidiaries is regulated by the insurance regulatory authority in its respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile are the primary regulators of our insurance subsidiaries. Each of the insurers is subject to periodic regulatory financial examination by regulatory authorities, and certain of these examinations are currently ongoing.

Under the statutes governing insurance holding companies in most states, insurers may not enter into certain transactions, including sales, reinsurance agreements and service or management contracts, with their affiliates unless the regulatory authority of the insurer’s state of domicile has received notice at least 30 days prior to the intended effective date of such transaction and has not objected to, or has approved, the transaction within the 30 day period.

As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on and repayment of principal of any debt obligations. The payment of dividends or other distributions to us by our insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net investment income or the statutory net income of the insurer during the prior calendar year.

The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2007, our directly owned title insurers can pay dividends or make distributions to us of approximately $264.8 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.

The combined statutory capital and surplus of our title insurers was $860.3 million and $852.2 million as of December 31, 2006 and 2005, respectively. The combined statutory earnings of our title insurers were $413.8 million, $400.4 million, and $371.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2006.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies were in compliance with their respective minimum net worth requirements at December 31, 2006.

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

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquirer’s plans for the insurer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. (In the state of Florida, where one of our title insurers is domiciled, control may be presumed to exist upon acquisition of 5% or more of the insurer’s voting securities.) Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our insurers, the insurance change of control laws would likely apply to such a transaction (and any acquisition of 5% or more would require filing a disclaimer of control with, or obtaining a change of control approval from, the State of Florida).

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

Ratings

Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Fidelity National Title,

Chicago Title, Ticor Title, Security Union Title, and Alamo Title . The insurer financial strength/stability ratings of our principal title insurance underwriters are listed below:

	S&P	Moody’s	Fitch	A.M. Best	Demotech	LACE

Alamo Title Insurance	A	A3	A	A−	A’	B
Chicago Title Insurance Co.	A	A3	A	A−	A”	A
Chicago Title Insurance Co. of Oregon	A	A3	A	A−	A’	A
Fidelity National Title Insurance Co.	A	A3	A	A−	A’	B
Ticor Title Insurance Co.	A	A3	A	A−	A’	A
Security Union Title Insurance Co.	A	A3	A	A−	A’	B
Ticor Title Insurance Co. of Florida	A	A3	A	A−	A’	A

The ratings of Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), A.M. Best Company (“A.M. Best”), Fitch Ratings, Ltd. (“Fitch”), Demotech, and LACE Financial Corporation (“LACE”) described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. In connection with the announcement of the Asset Contribution and the 2006 Distribution, A.M. Best revised its outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. After the completion of the 2006 Distribution, Fitch upgraded its financial strength rating to A.

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

As of December 31, 2006 and 2005, the carrying amount, which approximates the fair value, of total investments was $4.1 billion and $4.6 billion, respectively.

We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2006 and 2005.

	December 31,
	2006				2005
	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
	(Dollars in thousands)

AAA	$1,866,289	63.8%	$1,851,185	63.8%	$1,975,758	63.4%	$1,952,312	63.5%
AA	550,073	18.8	544,622	18.8	526,515	16.9	519,770	16.9
A	380,555	13.0	374,106	12.9	515,309	16.5	505,883	16.4
BBB	91,326	3.1	88,999	3.0	96,784	3.1	94,804	3.1
BB	8,918	0.3	7,749	0.3	1,944	0.1	1,848	0.1
Other	29,952	1.0	35,303	1.2	—	—	—	—

	$2,927,113	100.0%	$2,901,964	100.0%	$3,116,310	100.0%	$3,074,617	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Service.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2006:

	December 31, 2006
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)

One year or less	$448,409	15.3%	$445,391	15.4%
After one year through five years	1,176,741	40.2	1,161,353	40.0
After five years through ten years	980,315	33.5	972,565	33.5
After ten years	321,625	11.0	322,631	11.1
Mortgage-backed securities	23	0	24	0

	$2,927,113	100.0%	$2,901,964	100.0%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $402.5 million and a fair value of $402.6 million were callable at December 31, 2006.

Our equity securities at December 31, 2006 and 2005 consisted of investments in various industry groups at a cost basis of $216.7 million and $222.5 million, respectively, and fair value of $207.3 million and $210.2 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2006 or 2005.

Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2006, short-term investments amounted to $848.4 million.

Our investment results for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Net investment income(1)	$244,185	$177,167	$92,862
Average invested assets	$5,088,863	$4,711,418	$3,621,974
Effective return on average invested assets	4.8%	3.8%	2.6%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.

Employees

As of December 31, 2006, we had approximately 17,800 full-time equivalent employees. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Fidelity. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,”

“believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy;

•	compliance with extensive government regulation of our operating subsidiaries, and adverse changes in applicable laws or regulations or the application of them by regulators;

•	regulatory investigations of the title insurance industry;

•	our business concentration in the State of California, the source of over 17% of our title insurance premiums;

•	our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus or difficulties in integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	competition from other title insurance companies; and

•	other risks detailed elsewhere in this document and in our other filings with the SEC.

We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.

Additional Information

Our website address is www.fnf.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.

General

Adverse developments arising from a pending investigation could materially adversely affect our results of operations

On February 16, 2007, Chicago Title Insurance Company (“CTIC”) received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed in 2000 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into a Stipulation and Consent Order (“Order”) with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of Insurance in connection with their investigations of matters relating to these loans. Under the Order, the Company agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability, CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development (“HUD”) with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following HUD’s investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. To date, we are not aware of any violations of the bank fraud laws on the part of CTIC or any of its employees. CTIC has agreed to launch an internal investigation, and to report thereon to the U.S. Attorney’s office. In the event that CTIC were to be indicted, the consequences to us could materially adversely affect our business.

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

Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2007 to be $2.39 trillion, which would represent a 5.0% decline relative to 2006. The MBA further projects that the 5.0% decrease will result from purchase transactions declining from $1.40 billion in 2006 to $1.33 billion in 2007 or 4.8% and refinance transactions dropping from $1.11 billion in 2005 to $1.06 billion in 2006, or 5.2%.

Our insurance subsidiaries must comply with extensive regulations. These regulations may increase our costs or impede, or impose burdensome conditions on, actions that we might seek to take to increase the revenues of those subsidiaries.

Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

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

Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring the subsidiaries to file rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory.

In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (“OAL”) proposed regulations that would have significant effects on the title insurance industry in California. Among other things, these regulations would set “maximum” rates, effective as of October 1, 2009, for title and escrow using industry data to be reported through the statistical plan described below and published by the California Department of Insurance (the “CDI”). In addition, the new regulations would establish an interim reduction of all title and escrow rates effective October 1, 2009 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2009. These interim rate reductions are intended to roll rates back so that in effect, premiums are charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. Although FNF is continuing to evaluate the effect that these regulations would have on its business and its financial results, FNF is concerned that the reduced rates and maximum rate caps set by the California Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the proposed California regulations contemplate the creation of a detailed statistical plan, requiring data to be collected by each title insurer, underwritten title company, and controlled escrow company at the individual transaction level beginning on January 1, 2008. The statistical plan would also require that all expenses be allocated among 18 “activities,” such as title search/examination, preliminary report issuance, general management, customer support, sales, recording of documents, and escrow document production. The data collected under the statistical plan would be submitted annually to the CDI beginning on April 30, 2009. Compliance with the data collection and reporting requirements of the California Regulations, if adopted, would necessitate a significant revision and augmentation of our existing data collection and accounting systems before January 1, 2008, and would require a significant expenditure to comply with the April 30, 2009 deadline. The proposed required rate reductions and maximum rates would significantly reduce the title insurance rates that our subsidiaries can charge, and would likely have a significant negative impact on our California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact our cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for us. On February 21, 2007, the OAL disapproved the proposed California Regulations and requested certain clarifications from the CDI. On February 22, 2007, the CDI announced its intention to move forward expeditiously to satisfy the OAL’s request in consultation with consumer groups and the title industry and resubmit the regulations for approval.

In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes us. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to establish and govern the annual collection of statistical data and has said that it will use the information gathered to begin a full review of the title insurance rates charged in Florida.

The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms.

In 2006, we and our subsidiaries settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, we paid a $2 million fine and were required to reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) in 2007 where all rates will be considered industry-wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and we have agreed not to engage in those practices. We will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of us and our subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, we and our subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on our earnings. We cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.

Further, in 2006, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The GAO’s report is expected in the spring of 2007. We are unable to predict the outcome of this inquiry or whether it will adversely affect our business or results of operations.

Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.

We get inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. These fines may be significant and actions we are required to take may adversely affect our business. For a discussion of certain pending items, see “Item 3 — Legal Proceedings.”

Because we are dependent upon California for approximately 18 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.

California is the largest source of revenue for the title insurance industry and, in 2006, California-based premiums accounted for 38.7% of premiums earned by our direct operations and 2.1% of our agency premium revenues. In the aggregate, California accounted for approximately 18% of our total title insurance premiums for 2006. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

If the rating agencies downgrade our company our results of operations and competitive position in the title insurance industry may suffer.

Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, Fitch, A.M. Best, Demotech and LACE. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. In connection with the announcement of the Asset Contribution and the 2006 Distribution, A.M. Best revised their outlook on our ratings to positive from stable and Moody’s and Fitch affirmed financial strength ratings of A3 and A-, respectively. After the completion of the 2006 Distribution, Fitch upgraded its financial strength rating to A. Our ratings are subject to continued periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

Our rate of growth could be adversely affected if we are unable to acquire suitable acquisition candidates.

As part of our growth strategy, we have made numerous acquisitions and we plan to continue to acquire complementary businesses, products and services. This strategy depends on our ability to identify suitable acquisition candidates and, assuming we find them, to finance such acquisitions on acceptable terms. We have historically used, and in the future may continue to use, a variety of sources of financing to fund our acquisitions, including cash from operations, debt and equity. Our ability to finance our acquisitions is subject to a number of risks, including the availability of adequate cash reserves from operations or of acceptable financing terms and variability in our stock price. These factors may inhibit our ability to pursue attractive acquisition targets. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

Our management has articulated an ongoing strategy to seek growth through acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as the diversion of management’s attention and lack of experience in operating such businesses, and may affect our credit and ability to repay our debt.

Our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. Accordingly, we have in the past year acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core businesses. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.

We may encounter difficulties managing our growth and successfully integrating new businesses, which could adversely affect our results of operations.

We have historically achieved growth through a combination of developing new products and services and increasing our market share for existing products and acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired business;

•	our ability to expand our financial and management controls and reporting systems and procedures;

•	our ability to maintain the customers and goodwill of the acquired business; and

•	any unexpected costs or unforeseen liabilities associated with the acquired business.

The integration of two previously separate companies is a challenging, time-consuming and costly process. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with suppliers, customers and employees or to achieve the anticipated benefits of the combination. In addition, any successful integration of companies will require the dedication of significant management resources, which will temporarily detract attention from our day-to-day businesses.

We are a holding company and depend on distributions from our subsidiaries for cash.

We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay interest on our outstanding debt and our other obligations and to pay dividends is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. Our subsidiaries are not obligated to make funds available to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our obligations or pay dividends on our common stock.

Our title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2007, our title insurers will be able to pay dividends or make distributions to us without prior regulatory approval of approximately $264.8 million.

Our specialty insurance segment is a smaller, growing operation and, as a result, it will likely be difficult under current circumstances for it to be a significant source of cash to us.

We could have conflicts with FIS, and our chief executive officer and chairman of our board of directors is also the chairman of the board of directors of FIS.

Conflicts may arise between FIS and us as a result of our ongoing agreements and the nature of our respective businesses. We will seek to manage any potential conflicts through our agreements with FIS and through oversight by independent members of our board of directors. However, there can be no assurances that such measures will be effective or that we will be able to resolve all potential conflicts.

Some of our executive officers and directors own substantial amounts of FIS stock and stock options. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FIS.

William P. Foley, II, is our chief executive officer and the chairman of our board of directors and the executive chairman of the board of FIS. As a result of his roles, he has obligations to us and to FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, five of our directors, including Mr. Foley, are also directors of FIS.

If the 2006 Distribution does not constitute a tax free distribution under Section 355 of the Internal Revenue Code or the Old FNF-FIS merger does not constitute a tax free reorganization under Section 368(a) of the code, then we may have to indemnify FIS or Old FNF for payment of taxes and tax-related losses.

Under a tax disaffiliation agreement, which we were required to enter into with Old FNF and FIS as a condition to the closing under the SEDA, we are required to indemnify Old FNF and FIS for taxes and tax-related losses (including stockholder suits) if the 2006 Distribution were determined to be taxable either to Old FNF or the Old FNF stockholders or both, unless such adverse determination were the result of a breach by FIS of its agreement not to take any action within its control that would cause the 2006 Distribution to be taxable or the result of an acquisition of FIS stock within the control of FIS or an FIS subsidiary. Old FNF estimated that the amount of our indemnification obligation for the amount of tax on Old FNF’s transfer of our stock in the distribution could be in the range of $150 million and possibly greater depending on, among other things, the value of our stock at the time of the 2006 Distribution. In addition, we are required under the tax disaffiliation agreement to indemnify Old FNF and FIS for taxes and tax-related losses (including stockholder suits) in the event the Old FNF-FIS merger were determined to be taxable. Old FNF estimated that the amount of our indemnification obligation for the amount of tax on Old FNF’s transfer and retirement of its FIS stock in the merger could be in the range of $1 billion and possibly greater depending on, among other things, the value of FIS’s stock at the time of the merger.

FNF may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax free status of the distribution or the merger.

Even if the 2006 Distribution otherwise qualifies as a spin-off under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to as the Internal Revenue Code, the distribution of our common stock to the Old FNF stockholders may not qualify as tax free to Old FNF (or its successor upon the consummation of the merger, FIS) under Section 355(e) of the Internal Revenue Code, if 50% or more of our stock is acquired as part of a plan or series of related transactions that includes the 2006 Distribution.

In order to help preserve the tax free treatment of the 2006 Distribution, we have agreed not to take certain actions without first obtaining the consent of certain officers of FIS or obtaining an opinion from a nationally recognized law firm or accounting firm that such transaction will not cause the 2006 Distribution to be taxable under Section 355(e). In general, such actions would include, for a period of two years after the 2006 Distribution, engaging in certain transactions involving (i) the acquisition of our stock or (ii) the issuance of shares of our stock.

Provisions of our certificate of incorporation may prevent us from receiving the benefit of certain corporate opportunities.

Because FIS may engage in some of the same activities in which we engage, there is a risk that we may be in direct competition with FIS over business activities and corporate opportunities. To address these potential conflicts, a corporate opportunity policy is incorporated into our certificate of incorporation. Among other things, this policy provides that FIS has no duty not to compete with us. The policy also limits the situations in which one of our directors or officers, if also a director or officer of FIS, must offer corporate opportunities to us of which such individual becomes aware. These provisions may limit the corporate opportunities of which we are made aware or which are offered to us.

The markets in which our principal operating subsidiaries operate are highly competitive. Some of our competitors have greater resources than us, and we may face competition from new entrants with alternative products or services.

The title insurance industry is highly competitive. According to Demotech, the top five title insurance companies accounted for 91.8% of net premiums collected in 2005. Over 40 independent title insurance companies accounted for the remaining 8.2% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our title insurance business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies, and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete.

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

From time to time, we adjust the title insurance rates we charge in a particular state as a result of competitive conditions in that state. For example, in response to recent rate reductions by certain of our title insurance competitors, in 2006 we adjusted certain title insurance premium and escrow fees in California for refinancings and sale transactions. This change could have an adverse impact on our results of operations, although its ultimate impact will depend, among other things, on the volume and mix of our future business in that state and within various portions of the state.

The markets for our other products and services are also very competitive, and we expect the markets for all of our products and services to remain highly competitive. Our failure to remain competitive may have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has its Corporate headquarters on its campus in Jacksonville, Florida, which it leases from its former affiliate, FIS. The majority of our branch offices are leased from third parties. See Note K to Notes to Consolidated Financial Statements.

As of December 31, 2006, we leased office and storage space as follows:

Number of
Locations(1)

California	506
Arizona	151
Texas	142
Illinois	104
Florida	89
Oregon	80
Washington	68
Nevada	36
New York	34
Indiana	32
Ohio	29
North Carolina	27
Michigan	26
Colorado	24
Pennsylvania	20
Hawaii and New Jersey(1)	15
Minnesota and Wisconsin(1)	12
Virginia	11
Kansas and Tennessee(1)	10
Oklahoma	9
Missouri	8
Louisiana and Massachusetts(1)	7
Connecticut and Montana(1)	6
Georgia, Maryland and New Mexico(1)	5
Alabama	4
South Carolina	3
Maine	2
Washington D.C., Delaware, Idaho, Kentucky, Mississippi, Nebraska, New Hampshire, Rhode Island, Utah, and Vermont(1)	1

(1)	Represents the number of locations in each state listed.

Item 3.	Legal Proceedings

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

Several class actions are pending in Alabama (Wooley v Fidelity National Title Insurance Company and Williams v Ticor Title Insurance Company of Florida, filed on November 28, 2006 and December 19, 2006, respectively, in the U.S. District Court for the Southern District of Alabama, Southern Division), Connecticut (Lentini v. Fidelity National Title Insurance Company of New York, filed on April 13, 2006 in the U.S. District Court for the District of Connecticut), Florida (Turner v. Chicago Title Insurance Company, filed September 20, 2004 in the Circuit Court, Fourth Judicial District, in and for Nassau County, Florida), Ohio (Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division and Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio), New Mexico (Woodard v. Fidelity National Financial, Inc., filed on December 6, 2006 in the U.S. District Court for the District of New Mexico), New Hampshire (Anderson v. Fidelity National Title Insurance Company, filed on September 25, 2006, in New Hampshire State Court, County of Hillsborough, Northern District), Pennsylvania, (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania; O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania; and Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania) and Washington (Jepson v. Ticor Title Insurance Company, filed on November 29, 2006 in the U.S. District Court for the Western District of Washington and Braunstein v. Chicago Title Insurance Company, filed on November 22, 2006 in the U.S. District Court for the Western District of Washington at Seattle) alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend these actions.

A class action in California (Lane v. Chicago Title Insurance Company, filed on November 4, 1999 in the Superior Court of the State of California, County of San Francisco) alleges that the Company violated the Real

Estate Settlement Procedures Act and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.

A class action in Texas (Alevaro v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006 in the U.S. District Court for the Western District of Texas, San Antonio Division) alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. Similar suits are pending in Indiana (Roark v. Ticor Title Insurance Company and Gresh v. Chicago Title Insurance Company, each filed on April 29, 2003 in the Superior Court of Indiana, Lake County), Kansas (Doll v. Chicago Title Insurance Company, filed on September 28, 2006 in the U.S. District Court for the District of Kansas) and Missouri (Krause v. Chicago Title Insurance Company, filed on September 2, 2005 in the Circuit Court of Jackson County, Missouri). The Company intends to vigorously defend these actions.

A class action in New Mexico (Murphy v. Chicago Title Insurance Company and Fidelity National Title Insurance Company, filed on April 27, 2005 in the First Judicial District Court, County of Santa Fe, State of New Mexico) alleges the Company has engaged in anti-competitive price fixing in New Mexico. The suit seeks an injunction against price fixing and writs issued to the State regulators mandating the law be interpreted to provide a competitive market, compensatory damages, punitive damages, statutory damages, interest and attorney’s fees for the injured class. The Company intends to vigorously defend this action.

Two class actions filed in Illinois (Chultum v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company and Collella v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company, each filed on May 11, 2006 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division) allege the Company has paid attorneys to refer business to the Company by paying them for core title services in conjunction with orders when the attorneys, in fact, did not perform any core title services and the payments were to steer business to the Company. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The Company intends to vigorously defend these actions.

A class action in Connecticut (Gale v. Chicago Title Insurance Company, filed on October 16, 2006 in the U.S. District Court for the District of Connecticut) alleges that the Company uses unauthorized agents in violation of state law. The suit seeks compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The Company intends to vigorously defend this action.

A class action in California (Garcia v. Ticor Title Insurance Company, filed on October 31, 2006 in the Superior Court of the State of California in and for the County of Alameda) alleges that the Company participated in a fraudulent loan scheme with mortgage brokers. The suit seeks compensatory damages, and attorney’s fees. The Company intends to vigorously defend this action.

Two class actions, one in Michigan (Egerer v. Woodland Title Agency LLC, filed on September 29, 2006 in the Circuit Court for the County of Muskegon, Michigan) and one in Ohio (Carter v. Chicago Title Insurance Company, filed on November 9, 2005 in the U.S. District Court for the Northern District of Ohio, Western Division) allege the Company has violated RESPA by engaging in affiliated business arrangements in violation of RESPA. The suits seek to recover three times the title charges, interest and attorney’s fees. The Company intends to vigorously defend these actions.

A class action in Washington (Braunstein v. Chicago Title Insurance Company, filed on November 22, 2006 in the U.S. District Court for the Western District of Washington at Seattle) alleges that the Company has violated state law by making prohibited payments for the referral of business increasing the cost of title insurance to consumers. The suit seeks compensatory damages, and attorney’s fees. The Company intends to vigorously defend this action.

Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces, bills have been filed that ostensibly would affect the way we do business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations. In Missouri, a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.

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

On February 16, 2007, CTIC received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed in 2000 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into an Order with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of Insurance in connection with their investigations of matters relating to these loans. Under the Order, the Company agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability, CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following HUD’s investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. To date, we are not aware of any violations of the bank fraud laws on the part of CTIC or any of its employees. CTIC has agreed to launch an internal investigation, and to report thereon to the U.S. Attorney’s office. In the event that CTIC were to be indicted, the consequences to us could materially adversely affect our business.

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

In 2006, we and our subsidiaries settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, we paid a $2 million fine and were required to reduce premiums by 15% on owner’s policies under

$1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) in 2007 where all rates will be considered industry-wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and we have agreed not to engage in those practices. We will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of us and our subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, we and our subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on our earnings. We cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.

Further, in 2006, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The GAO’s report is expected in the spring of 2007. We are unable to predict the outcome of this inquiry or whether it will adversely affect our business or results of operations.

In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (“OAL”) proposed regulations that would have significant effects on the title insurance industry in California. Among other things, these regulations would set “maximum” rates, effective as of October 1, 2009, for title and escrow using industry data to be reported through the statistical plan described below and published by the California Department of Insurance (the “CDI”). In addition, the new regulations would establish an interim reduction of all title and escrow rates effective October 1, 2009 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2009. These interim rate reductions are intended to roll rates back so that in effect, premiums are charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. Although FNF is continuing to evaluate the effect that these regulations would have on its business and its financial results, FNF is concerned that the reduced rates and maximum rate caps set by the California Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the proposed California regulations contemplate the creation of a detailed statistical plan, requiring data to be collected by each title insurer, underwritten title company, and controlled escrow company at the individual transaction level beginning on January 1, 2008. The statistical plan would also require that all expenses be allocated among 18 “activities,” such as title search/examination, preliminary report issuance, general management, customer support, sales, recording of documents, and escrow document production. The data collected under the statistical plan would be submitted annually to the CDI beginning on April 30, 2009. Compliance with the data collection and reporting requirements of the California Regulations, if adopted, would necessitate a significant revision and augmentation of our existing data collection and accounting systems before January 1, 2008, and would require a significant expenditure to comply with the April 30, 2009 deadline. The proposed required rate reductions and maximum rates would significantly reduce the title insurance rates that our subsidiaries can charge, and would likely have a significant negative impact on our California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact our cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for us. On February 21, 2007, the OAL disapproved the proposed California Regulations and requested certain clarifications from the CDI. On February 22, 2007, the CDI announced its intention to move forward expeditiously to satisfy the OAL’s request in consultation with consumer groups and the title industry and resubmit the regulations for approval.

In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes us. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to establish and govern the annual collection of statistical data and has said that it will use the information gathered to begin a full review of the title insurance rates charged in Florida.

The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 23, 2006 for the purpose of approving the following: the issuance of additional shares of our Class A common stock pursuant to the SEDA between us and Old FNF, the adoption of an amendment to the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, the adoption of the Fidelity National Title Group, Inc. Annual Incentive Plan, the adoption of our amended and restated certificate of incorporation, the election of certain members of the board of directors, and ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2006.

Nominees for directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”

John F. Farrell, Jr.	143,176,041	—
Frank P. Willey	143,176,041	—
Willie D. Davis	143,176,041	—
Philip G. Heasley	143,176,041	—

Directors, whose term of office as a director continued after the meeting, are as follows: William P. Foley, II; General William Lyon; William G. Bone; William A. Imparato; and Peter O. Shea. Upon the closing under the SEDA, Messrs. Bone and Imparato resigned and Douglas K. Ammerman, Thomas M. Hagerty, Daniel D. Lane, Cary H. Thompson and Richard N. Massey became directors of our company.

The proposal to approve the issuance of additional shares of Fidelity National Title Group, Inc. Class A common stock pursuant to the SEDA between Fidelity National Title Group, Inc. and us and Old FNF received the following votes:

	Votes	Percentage

Shares Voted “For”	143,176,041	100%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the adoption of an amendment to the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	143,176,041	100%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the adoption of the Fidelity National Title Group, Inc. Annual Incentive Plan received the following votes:

	Votes	Percentage

Shares Voted “For”	143,176,041	100%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the adoption of our amended and restated certificate of incorporation received the following votes:

	Votes	Percentage

Shares Voted “For”	143,176,041	100%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

The proposal to approve the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2006 received the following votes:

	Votes	Percentage

Shares Voted “For”	143,176,041	100%
Shares Voted “Against”	—	—
Shares Voted “Abstain”	—	—

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “FNF”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by the New York Stock Exchange, and the amounts of dividends per share declared on our common stock.

			Cash Dividends
	High	Low	Declared

Year ended December 31, 2006
First quarter	$25.73	$21.72	$0.29
Second quarter	23.88	18.88	0.29
Third quarter	22.36	17.92	0.29
Fourth quarter	24.36	20.60	0.30
Year ended December 31, 2005(a)
Fourth quarter	$24.55	$19.50	$0.25

(a)	Prior to October 17, 2005, our stock was not publicly traded because we were a wholly-owned subsidiary of FNF.

On February 1, 2007 the last reported sale price of our common stock on the New York Stock Exchange was $23.89 per share. As of February 1, 2007, we had approximately 4,587 stockholders of record.

On January 23, 2007, our Board of Directors formally declared a $0.30 per share cash dividend that is payable on March 29, 2007 to stockholders of record as of March 14, 2007.

Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.

Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2006, $1,995.5 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2007, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $264.8 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends. Our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2006 presentation.

Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the Asset Contribution and the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of Old FNF became those of FNF; however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in our consolidated financial statements.

	Year Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002
	(In thousands, except per share and other data)

Operating Data:
Revenue	$9,436,101	$9,654,580	$8,295,820	$7,715,215	$5,082,640

Expenses:
Personnel costs	3,225,319	3,224,678	2,786,297	2,465,026	1,476,430
Other operating expenses	2,075,101	1,702,353	1,598,942	1,448,133	945,829
Agent commissions	2,035,423	2,060,467	2,028,926	1,823,241	1,521,573
Depreciation and Amortization	460,750	406,259	338,434	227,937	74,163
Provision for claim losses	486,334	480,556	311,916	287,136	179,292
Interest expense	209,972	172,327	47,214	43,103	34,053

	8,492,899	8,046,640	7,111,729	6,294,576	4,231,340

Earnings before income taxes and minority interest	943,202	1,607,940	1,184,091	1,420,639	851,300
Income tax expense	350,871	573,391	438,114	539,843	306,468

Earnings before minority interest	592,331	1,034,549	745,977	880,796	544,832
Minority interest	154,570	70,443	5,015	18,976	13,115

Net earnings	$437,761	$964,106	$740,962	$861,820	$531,717

	Year Ended December 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002
	(In thousands, except per share and other data)

Per Share Data(5):
Basic net earnings per share	$2.40	$5.56

Weighted average shares outstanding, basic basis	182,031	173,463
Diluted net earnings per share	$2.39	$5.55

Weighted average shares outstanding, diluted basis	182,861	173,575
Unaudited pro forma net earnings per share — basic and diluted(6)			$4.28

Unaudited pro forma weighted average shares — basic and diluted(6)			172,951
Dividends declared per share	$1.17	$0.25
Balance Sheet Data:
Investments(7)	$4,121,751	$4,564,189	$3,346,276	$2,689,817	$2,565,815
Cash and cash equivalents(8)	676,444	513,394	331,222	459,655	482,600
Total assets	7,259,559	11,104,617	9,270,535	7,263,175	5,245,951
Notes payable	491,167	3,217,019	1,370,556	659,186	493,458
Reserve for claim losses	1,220,636	1,113,506	1,000,474	945,237	890,148
Minority interests and preferred stock of subsidiary	56,044	636,304	18,874	14,835	131,797
Stockholders’ equity	3,474,368	3,279,775	4,700,091	3,873,359	2,253,936
Book value per share(9)	$15.75	$18.81
Other Data:
Orders opened by direct title operations	3,146,200	3,615,400	3,680,200	4,820,700	3,228,300
Orders closed by direct title operations	2,051,500	2,487,000	2,636,300	3,694,000	2,290,300
Provision for claim losses to title insurance premiums	7.5%	7.2%	5.5%	5.4%	5.0%
Title related revenue(10):
Percentage direct operations	53.3%	56.0%	54.8%	59.7%	55.3%
Percentage agency operations	46.7%	44.0%	45.2%	40.3%	44.7%

(1)	Beginning October 24, 2006, the date on which the Asset Contribution and the 2006 Distribution were completed, our financial results no longer include the results of FIS. The operations of FIS continue to be included in our results for periods prior to October 24, 2006. In addition, FIS’s financial results for 2006 include the results of operations of Certegy, Inc. (“Certegy”) since February 1, 2006, the date on which Certegy was acquired by FIS (see Note B of Notes to Consolidated Financial Statements).

(2)	Our financial results for the year ended December 31, 2005 include in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary stock, approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest of FNT and additional minority interest expense related to the minority interest issued in FNT and FIS. (See Note A of the Notes to Consolidated Financial Statements).

(3)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004, as discussed in Note B of Notes to Consolidated Financial Statements.

(4)	Our financial results for the year ended December 31, 2003 include the results of our acquisition of ALLTEL Information Services, Inc. for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003.

(5)	Our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

(6)	Unaudited pro forma net earnings per share is calculated using the number of outstanding shares of Old FNF on a date prior to the distribution of FNF shares to Old FNF shareholders.

(7)	Investments as of December 31, 2006, 2005, 2004, 2003, and 2002 include securities pledged to secure trust deposits of $696.8 million, $656.0 million, $546.0 million, $448.1 million, and $474.9 million, respectively. Investments as of December 31, 2006 and 2005 include securities pledged relating to our securities lending program of $271.0 million and $138.7 million, respectively.

(8)	Cash and cash equivalents as of December 31, 2006, 2005, 2004, 2003, and 2002 include cash pledged to secure trust deposits of $228.5 million, $234.7 million, $195.2 million, $231.1 million, and $295.1 million, respectively. Cash and cash equivalents as of December 31, 2006 and 2005 include cash pledged relating to our securities lending program of $316.0 million and $143.4 million, respectively.

(9)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(10)	Includes title insurance premiums and escrow and other title related fees.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,(1)	June 30,	September 30,	December 31,(2)(3)
	(In thousands, except per share data)

2006
Revenue	$2,354,498	$2,644,769	$2,634,822	$1,802,012
Earnings before income taxes and minority interest	219,749	296,781	295,483	131,189
Net earnings	106,371	132,621	127,571	71,198
Basic earnings per share	0.61	0.76	0.74	0.34
Diluted earnings per share	0.61	0.76	0.73	0.34
Dividends paid per share	0.29	0.29	0.29	0.30
2005
Revenue	$2,270,738	$2,432,516	$2,527,885	$2,423,441
Earnings before income taxes and minority interest	530,280	337,802	374,518	365,340
Net earnings	444,497	190,042	214,403	115,164
Basic earnings per share	2.57	1.10	1.24	0.66
Diluted earnings per share	2.57	1.10	1.24	0.66
Dividends paid per share	0.25	—	—	—

(1)	The quarter ended March 31, 2005 includes in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary securities. (See Note A of Notes to Consolidated Financial Statements).

(2)	The quarter ended December 31, 2005 includes in net earnings approximately $100.0 million in additional income tax expense relating to the 2005 distribution to Old FNF shareholders of a 17.5% interest in FNT. (See Note A of Notes to Consolidated Financial Statements).

(3)	The quarter ended December 31, 2006 includes the operations of FIS only through October 23, 2006. (See Note A of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

Overview

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, and claims management services. We are one of the nation’s largest title insurance companies through our title insurance underwriters, with an approximately 29.0% national market share. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned subsidiary, Sedgwick CMS (“Sedgwick”).

Prior to October 17, 2005, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 17, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making it a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company. Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF” or the “Company”). Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. Our historical equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

FNF currently has three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 29.0% of all title insurance policies issued nationally during 2005. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment, consisting of FNF’s various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the FNF parent holding company, certain other unallocated corporate overhead expenses, and the Company’s share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.

Prior to October 24, 2006, through FIS, Old FNF provided industry leading data processing, payment and risk management services to financial institutions and retailers. Through October 23, 2006, the Company’s results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy, Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are not included in FIS’s financial information prior to the closing.

Related Party Transactions

Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results.

A list of related party items included in revenues and expenses for the period from October 24 through December 31, 2006 is as follows:

2006
(In millions)

Revenues:
Agency title premiums earned	$22.4

Expenses:
Agency title commissions	$19.5
Data processing costs	17.6
Corporate services allocated	(1.5)
Title insurance information expense	5.1
Other real-estate related information	2.4
Software expense	3.1
Rental expense	0.7
License and cost sharing	1.2

Total expenses	$48.1

An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by us and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, our title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For the period from October 24 through December 31, 2006, these FIS operations generated $22.4 million of revenues for us, which we recorded as agency title premiums and we paid FIS commissions at the rate of 88% of premiums generated, equal to $19.5 million.

From October 24 through December 31, 2006, our expenses included $17.6 million paid to a subsidiary of FIS for the provision by FIS to us of IT infrastructure support, data center management and related IT support services and $3.1 million in software expenses relating to an agreement with a subsidiary of FIS.

Historically, the Company has provided corporate services to FIS. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. From October 24 through December 31, 2006, our expenses were reduced by $1.5 million as a result of the provision of corporate services by us to FIS.

The title plant assets of several of our title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of our title insurance underwriters, but FIS manages and updates the information in return for either (i) a management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that we own and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which we pay a fee to FIS based on our use of, or access to, the title plant. From October 24 through December 31, 2006, our expenses to FIS under these arrangements were $5.5 million. In addition, each of our applicable title insurance underwriters in turn receives a royalty on sales of access to its title plant assets. From October 24 through December 31, 2006, our revenues included title plant royalties of $0.4 million. We have entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not to re-sell) the starters databases and back plant databases of our title insurance subsidiaries. Starters databases are our databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of our applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. We also do business with additional entities within FIS that provide real estate information to our operations, for which we recorded expenses of $2.4 million from October 24, through December 31, 2006.

We also have certain license and cost sharing agreements with FIS, for which our expenses included $1.2 million from October 24 through December 31, 2006.

Our expenses from October 24 through December 31, 2006 included expenses for a lease of office space to us for our corporate headquarters and business operations in the amount of $1.8 million and were reduced by $1.0 million for a lease of office space to FIS and by $0.1 million for the lease of an aircraft to FIS.

We pay amounts to a subsidiary of FIS for capitalized software development and for title plant construction. During the period from October 24, 2006 through December 31, 2006, these amounts included capitalized software development costs of $1.9 million and capitalized title plant construction costs of $2.7 million.

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

The following is a detail of related party items that would have been included in revenues and expenses for all periods presented if these related party transactions had not been eliminated during the periods prior to October 24, 2006.

	2006	2005	2004
	(In millions)

Revenues:
Agency title premiums earned	$95.5	$91.9	$106.3
Rental income earned	—	5.0	8.4

Total revenue	$95.5	$96.9	$114.7

Expenses:
Agency title commissions	$83.9	$80.9	$93.6
Data processing costs	82.8	56.9	56.6
Corporate services allocated	(9.5)	(29.0)	(75.1)
Title insurance information expense	26.4	26.9	28.6
Other real-estate related information	12.7	10.9	9.9
Software expense	12.2	7.7	5.8
Rental expense	3.6	3.8	2.8
License and cost sharing	9.3	11.9	12.8

Total expenses	$221.4	$170.0	$135.0

With the exception of the activity from October 24, 2006 through December 31, 2006 detailed above and below, all of the income and expense amounts in the table above and discussed below were eliminated from our consolidated results of operations.

For 2006, 2005, and 2004, we recognized revenues of $95.5 million, $91.9 million, and $106.3 million, respectively, for agency title premiums sold by an FIS subsidiary acting as title agent and our title insurance subsidiaries paid commissions associated with these title premiums to FIS in the amounts of $83.9 million, $80.9 million, and $93.6 million, respectively.

Through June 30, 2005, we leased equipment to a subsidiary of FIS. Revenue relating to these leases was $5.0 million and $8.4 million 2005 and 2004, respectively.

Our expenses included amounts paid to a subsidiary of FIS for the provision by FIS to us of IT infrastructure support, data center management and related IT support services. For 2006, 2005, and 2004, expenses incurred related to such FIS services totaled $82.8 million, $56.9 million, and $56.6 million, respectively. In addition, we incurred software expenses relating to an agreement with a subsidiary of FIS that approximated $12.2 million, $7.7 million, and $5.8 million in 2006, 2005, and 2004, respectively.

For the years ended December 31, 2006, 2005, and 2004, our expenses were reduced by $9.5 million, $29.0 million, and $75.1 million, respectively, related to the provision of corporate services to FIS from us.

For 2006, 2005, and 2004, our expenses to FIS for management and maintenance of our title plant assets were $28.9 million, $29.9 million, and $28.9 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the revenues from royalties on sales of access to our title plant assets, which were first recorded in November of 2004, were $2.5 million, $3.0 million and $0.3 million, respectively. Expenses for payments to FIS for real estate information provided to our operations were $12.7 million, $10.9 million, and $9.9 million in 2006, 2005, and 2004, respectively.

Expenses related to license and cost sharing agreements with FIS were $9.3 million, $11.9 million, and $12.8 million in 2006, 2005, and 2004, respectively.

Allocations for the lease of office space to us for our corporate headquarters and business operations in the amounts of $5.1 million, $3.8 million, and $2.8 million were recorded in 2006, 2005, and 2004, respectively. In addition, our expenses were reduced by $1.0 million for a lease of office space to FIS and by $0.5 million in 2006 for the lease of an aircraft by us to FIS.

The Company capitalized software development costs paid to FIS of $10.2 million and $3.7 million in 2006 and 2005, respectively, and title plant construction costs paid to FIS of $15.5 million and $6.2 million in 2006 and 2005, respectively.

Business Trends and Conditions

Fidelity National Title Group

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

Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which significantly increased the volume of refinance activity. Recently, mortgage rates have increased as the Federal Reserve Board increased interest rates by 425 basis points since June 2004, resulting in decreases in refinance activity. The decreased refinance activity is evidenced by the Mortgage Bankers Association’s (“MBA”) statistics showing that approximately 44.4% of new loan originations in 2006 were refinance transactions as compared with approximately 50.0% in 2005 and 52.8% in 2004. The ten-year treasury rate has increased from 4.2% in January 2004 to 4.7% at the end of 2006. According to the MBA, U.S. mortgage originations (including refinancings) were approximately $2.5 trillion, $3.0 trillion, and $2.8 trillion in 2006, 2005 and 2004, respectively. The MBA’s Mortgage Finance Forecast estimates a $2.39 trillion mortgage origination market for 2007, which would be a 5.0% decrease from 2006. The MBA further forecasts that the 5.0% decrease will result from purchase transactions declining from $1.40 billion in 2006 to $1.33 billion in 2007 or 4.8% and refinance transactions dropping from $1.11 billion to $1.06 billion or 5.2%. We expect that current interest rate levels and any future increase in interest rates will most likely result in lower levels of mortgage originations in 2007 than in 2006 or 2005.

Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial customers desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.

Specialty Insurance

Our specialty insurance business participates in the NFIP. We earn fees under that program for settling flood claims and administering the program. Our specialty insurance revenues in 2005 were significantly increased due to fee revenues we earned from settling claims related to the year’s major hurricanes, including Katrina, Rita and Wilma.

Critical Accounting Estimates

The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A of Notes to the Consolidated Financial Statements for a more detailed description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

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

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	December 31,		December 31,
	2006	%	2005	%
	(In thousands)

PLR	$202,195	17.6%	$232,791	21.7%
IBNR	952,677	82.4%	835,281	78.3%

Total Reserve	$1,154,872	100.0%	$1,068,072	100.0%

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

Predicting ultimate loss exposure is predicated on evaluating past experience and adjusting for changes in current development and trends. Our independent actuaries’ work includes two principal steps. First, they use an actuarial technique known as the loss development method to calculate loss development factors for the Company. The loss development factors forecast ultimate losses for each policy year based on historic emergence patterns of the Company. Older policy year experience is applied to newer policy years to project future development. When new trends surface, the loss development factors are adjusted to incorporate the more recent development phenomena. Changes in homeownership patterns, increased property turnover rates, and a boom in refinance transactions all are examples of events that reduce the tail exposure of the loss pattern and warrant these adjustments.

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

Using the above approach, our external actuaries develop a single point estimate of our incurred but not reported losses, rather than a range of reserves or a set of point estimates. The point estimate provided by our independent actuaries, combined with our known claim reserves, aggregated $1,232.5 million at December 31, 2006, as compared with our carried reserve of $1,154.9 million, a difference of $77.6 million, or 6.3%. Different professional judgment in four critical assumptions was the primary driver of the difference between the independent actuary’s point estimate and our carried reserve level: different weight given to a separate projection of individually significant losses (losses greater than $500,000); adjustments based on recent experience to realize emerging changes in refinance and home sale activity; cost reduction expectations with respect to unallocated loss adjustment expense (“ULAE”) reserves; and

greater anticipated loss and allocated loss adjustment expense savings resulting from claim administration improvements. In the independent actuary’s estimate, approximately one half of the effect of projecting significant losses separately was taken into consideration, whereas our management applied full weight to such analysis. Secondly, management placed moderately greater weight on the effects of home sale and refinancing assumptions in the 1995-1998 policy years. Thirdly, adjustments to the ULAE reserves were supported by management’s analysis of the true costs expected to be incurred in a claims run-off scenario. Finally, a significant increase in the number of claims administrators and claims administration process improvements are expected to result in a reduction in loss and allocated loss expense costs somewhat greater than that estimated by the external actuaries.

Our independent actuaries fulfill a function by providing information that is a part of the total information available to our management to set our reserves. Evaluation of this information is only one component of management’s evaluation process. While there can be no assurance as to the accuracy of loss reserve estimates, use of the reserve setting process described above has resulted in development of prior years’ loss reserves over the past three years, as shown in the table below, that has generally been within a narrow range.

The table below presents our loss development experience for the past three years. As can be seen in the table, the variability in loss estimates over the past three years has ranged from favorable development in an amount equal to 0.4% of title premiums to adverse development of 0.9% of title premiums with the average being unfavorable development of 0.4% over the three year period. To illustrate the effect of changes in reserve estimates, the effect on pretax earnings of a further + or − 0.4% change in estimates is presented in the last line of the table.

	2006	2005	2004
	(In thousands)

Beginning Balance	$1,068,072	$987,076	$940,217
Reserve Assumed/Transferred	(8,515)	1,000	38,597
Claims Loss provision related to:
Current year	306,179	319,870	278,449
Prior years	39,399	36,631	(17,787)

Total claims loss provision	345,578	356,501	260,662

Claims paid, net of recoupments related to:
Current year	(18,815)	(14,478)	(19,547)
Prior years	(231,448)	(262,027)	(232,853)

Total claims paid, net of recoupments	(250,263)	(276,505)	(252,400)

Ending Balance	$1,154,872	$1,068,072	$987,076

Title Premiums	$4,608,329	$4,948,966	$4,718,217
Provision for claim losses as a percentage of title insurance premiums:
Current year	6.6%	6.5%	5.9%
Prior years	0.9%	0.7%	(0.4)%

Total Provision	7.5%	7.2%	5.5%

Sensitivity Analysis (effect on pretax earnings of a 0.4% loss ratio change)(1):
Ultimate Reserve Estimate +/−	$18,433	$19,794	$18,873

(1)	0.4% has been selected as an example; actual variability could be greater or less.

Additionally, for our specialty insurance businesses, we have claims reserves of $65.8 million and $45.4 million as of December 31, 2006 and 2005.

Valuation of Investments.  We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other than temporary impairment analysis. We believe that our monitoring and analysis has allowed for the proper recognition of other than temporary impairments over the past three year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. During 2006, 2005, and 2004, we recorded other than temporary impairments totaling $9.1 million, $8.3 million and $8.0 million, respectively.

Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2006 and 2005, goodwill was $1,154.3 million and $2,873.9 million, respectively. The majority of our goodwill as of December 31, 2006 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The decrease in goodwill from December 31, 2005 relates primarily to the distribution of FIS’s goodwill. (See Note A of the Notes to Consolidated Financial Statements.)The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and have determined that we have a fair value in excess of our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

Other Intangible Assets.  We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill), discussed above. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets requires significant judgment and may affect the amount of future amortization on intangible assets other than goodwill.

The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. In 2005 and 2004, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded impairment charges of $9.3 million and $6.3 million, respectively, relating to the write-off of these assets. These impairments were recorded as other operating expenses in our 2005 and 2004 Consolidated Statements of Earnings. There were no impairment charges recorded relating to intangible assets during 2006.

Computer Software.  Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight line method over a 3 year period and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 5 to 10 years.

Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86), or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), are expensed as incurred. For software subject to the provisions of SFAS No. 86, software development costs are amortized on a product by product basis commencing on the date of general release of the products, generally the greater of (1) the straight line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP No. 98-1 is amortized on a straight-line basis over its estimated useful life.

Revenue Recognition.  The following describes our revenue recognition policies as they pertain to each of our segments:

Fidelity National Title Group.  Our direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the second quarter of 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method, which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. We are likely to continue to have changes to our accrual for agency revenue in the future, but as demonstrated by this second quarter adjustment, the impact on net earnings of changes in these accruals is very small.

Specialty Insurance Segment.  Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Fidelity National Information Services, Inc.  Through October 24, 2006, we recognized revenues relating to processing services, software licensing and software related services, mortgage origination services, default management services and data and information services. We provided some services to customers as part of an integrated offering through multiple businesses. The revenues for services provided under these multiple element arrangements were recognized in accordance with Financial Accounting Standards Board (“FASB”) EITF Issue No. 00-21, Revenue Arrangements and Multiple Deliverables (“EITF 00-21”).

FIS recognized revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of FIS’s contracts included a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, post-contract customer support and application management. In some cases, these services were offered in combination with one another and in other cases FIS offered them individually. Revenues from bank and mortgage processing services were typically volume based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.

The substantial majority of the revenues in this business were from outsourced data processing and application management arrangements. Revenues from these arrangements were recognized as services were performed in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition and related interpretations. SAB No. 104 sets forth guidance as to when revenue was realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred or services have been rendered; (3) the seller’s price to the buyer was fixed and determinable; and (4) collectability was reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with FIS’s data processing and application management agreements during the implementation phase were deferred and subsequently recognized using the straight-line method over the term of the related services agreement. At each reporting period, FIS evaluated these deferred contract costs for impairment.

In the event that FIS’s arrangements with its customers included more than one service, FIS determined whether the individual revenue elements could be recognized separately in accordance with EITF 00-21. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If all of the services were software related services as determined under the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2 (SOP No. 97-2), entitled Software Revenue Recognition, and SOP 98-9, entitled Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, FIS applied these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

FIS recognized software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees were recognized when a contract existed, the fee was fixed or determinable, software delivery had occurred and collection of the receivable was deemed probable, provided that vendor specific objective evidence, or VSOE, had been established for each element or for any undelivered elements. FIS determined the fair value of each element or the undelivered elements in multi element software arrangements based on VSOE. If the arrangement was subject to accounting under SOP No. 97-2, VSOE for each element was based on the price charged when the same element was sold separately, or in the case of post-contract customer support, when a stated renewal rate was provided to the customer. If evidence of fair value of all undelivered elements existed but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. If evidence of fair value did not exist for one or more undelivered elements of a contract, then all revenue was deferred until all elements were delivered or fair value was determined for all remaining undelivered elements. Revenue from post-contract customer support was recognized ratably over the term of the agreement. FIS recorded deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, FIS used contract accounting, as required by SOP No. 97-2, when the arrangement with the customer included significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue was recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, using the percentage of completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract could be made. Revenues in excess of billings on these agreements were recorded as unbilled receivables and were included in trade receivables. Billings in excess of revenue recognized on these agreements were recorded as deferred revenue until revenue recognition criteria were met. Changes in estimates for revenues, costs and profits were recognized in the period in which they were determinable. When FIS’s estimates indicated that the entire contract would be performed at a loss, a provision for the entire loss was recorded in that accounting period.

In its mortgage origination businesses, FIS recognized revenues from mortgage origination services which primarily consisted of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services were recognized at the time of closing of the related real estate transaction. Ancillary service fees were recognized when the service was provided. Revenue derived from these services was recognized as the services were performed in accordance with SAB No. 104 as described above.

In its default management businesses, FIS recognized revenues on services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services was recognized as the services were performed in accordance with SAB No. 104 as described above.

In its information services businesses, FIS recorded revenue from providing data or data related services. These services principally included appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services was recognized as the services were performed in accordance with SAB No. 104 as described above.

FIS’s flood and tax units provided various services including life of loan-monitoring services. Revenue for life of loan services was deferred and recognized ratably over the estimated average life of the loan service period, which was determined based on FIS’s historical experience. FIS evaluated its historical experience on a periodic basis, and adjusted the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements included in this segment was recognized in accordance with SOP No. 97-2 as discussed above. Revenues from other services in this segment were recognized as the services were performed in accordance with SAB No. 104 as described above.

Accounting for Income Taxes.  This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent FNF establishes a valuation allowance or increases this allowance in a period, it must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.

Certain Factors Affecting Comparability

Year ended December 31, 2006.  Beginning October 24, 2006, with the closing of the SEDA, our Consolidated Statements of Earnings no longer include the results of FIS. The operations of FIS continue to be included in our Consolidated Financial Statements for periods prior to October 24, 2006. (See Note A of the Notes to Consolidated Financial Statements for a description of the accounting treatment of the Asset Contribution and 2006 Distribution). In addition, our Consolidated Statements of Earnings for 2006 include the results of operations of Certegy, Inc. (“Certegy”), which was acquired by FIS on February 1, 2006, as discussed in Note B of Notes to Consolidated Financial Statements. This acquisition may affect the comparability of our 2006 and 2005 results of operations, particularly with respect to FIS in which the operating results of Certegy are included since its merger date.

Year ended December 31, 2005.  Our Consolidated Statements of Earnings for 2005 include a full year of results for the 2004 FIS acquisitions of Aurum Technology, Inc., Sanchez Computer Associates, Inc., KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich, and InterCept, Inc., and the 2004 FNT acquisition of American Pioneer Title Insurance Company (“APTIC”). 2005 results also include additional interest expense incurred due to $2.8 billion of borrowings incurred as part of the recapitalization of FIS, a $318.2 million gain on sale of a minority interest in FIS and additional minority interest expense relating to that transaction and to the 2005 distribution of a minority interest in FNT to shareholders of Old FNF.

Results of Operations

Consolidated Results of Operations

Net Earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Total revenue	$9,436,101	$9,654,580	$8,295,820

Total expenses	$8,492,899	$8,046,640	$7,111,729

Net earnings	$437,761	$964,106	$740,962

Revenue.  The following table presents the components of our revenue:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Direct title insurance premiums	$1,957,064	$2,261,499	$2,128,902
Agency title insurance premiums	2,649,136	2,683,545	2,610,426
Escrow and other title related fees	1,061,469	1,157,022	1,042,243
Transaction processing	3,094,370	2,570,372	2,118,672
Specialty insurance	394,613	428,939	239,256
Interest and investment income	208,309	144,966	70,692
Gain on sale of minority interest in FIS	—	318,209	—
Realized gains and losses, net	18,562	41,071	36,961
Other income	52,578	48,957	48,668

Total revenue	$9,436,101	$9,654,580	$8,295,820

Orders opened by direct title operations	3,146,200	3,615,400	3,680,200
Orders closed by direct title operations	2,051,500	2,487,000	2,636,300

Total revenue in 2006 decreased $218.5 million to $9,436.1 million, a decrease of 2.2% compared to 2005. The decrease in 2006 is primarily attributable to decreases in title revenues and revenues from our specialty insurance group and a net $318.2 million non-operating gain on the issuance of subsidiary stock relating to the sale of a minority interest in FIS in 2005, partially offset by an increase in transaction processing revenues. Total revenue in 2005 increased $1,358.8 million to $9,654.6 million, an increase of 16.4% over 2004. The increase in revenue in 2005 is attributable to a full year of results from the 2004 acquisitions by FIS, increased title revenues, and an increase in revenues from our specialty insurance group attributable to growth and substantial flood claim processing revenues recorded in the fourth quarter of 2005. Also included in this revenue growth was the $318.2 million gain on the issuance of subsidiary stock relating to the sale of a minority interest in FIS.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Direct(1)	$1,957,064	42.5%	$2,261,499	45.7%	$2,128,902	44.9%
Agency(1)	2,649,136	57.5	2,683,545	54.3	2,610,426	55.1

Total title insurance premiums	$4,606,200	100.0%	$4,945,044	100.0%	$4,739,328	100.0%

(1)	Includes premiums reported by us and, for periods prior to October 24, 2006, the portion of title premiums FIS reported as commissions in its mortgage origination business in connection with the policies issued by us with respect to which FIS acted as title agent.

Title insurance premiums were $4,606.2 million in 2006, $4,945.0 million in 2005, and $4,739.3 million in 2004. Both direct and agency title premiums decreased from 2005 to 2006 and increased from 2004 to 2005. The decrease in direct title premiums from 2005 to 2006 is primarily due to a decrease in the number of orders, partially offset by an increase in average fee per file. The increase in direct title premiums in 2005 as compared to 2004 is primarily due to an increase in the average fee per file, partially offset by a decrease in the number of orders. The average fee per file in our direct operations was $1,428 in 2006, compared to $1,356 in 2005, and $1,212 in 2004, reflecting a strong commercial market in 2006 and 2005 and continued appreciation in home prices through 2005 and 2004. The decrease in closed order levels in 2006 reflects a declining purchase market and a relatively stable refinance market. The decrease in closed order levels in 2005 reflects a weaker refinance market, partially offset by a strong, stable purchase market.

In 2006, our mix of direct and agency title premiums stayed relatively consistent, with agency premiums making up 57.5% of total premiums compared with 54.3% in 2005 and 55.1% in 2004. During the second quarter of 2005, we reevaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50 million more in agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2 million. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business.

Trends in escrow and other title related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title related fees during the three-year period ended December 31, 2006, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title related fees were $1,061.5 million, $1,157.0 million, and $1,042.2 million during 2006, 2005 and 2004, respectively.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2006 was $208.3 million compared with $145.0 million in 2005 and $70.7 million in 2004. Average invested assets increased 8.0% to $5,088.9 million in 2006, and 30.1% to $4,711.4 million in 2005 from $3,622.0 million in 2004. The tax equivalent yield in 2006, excluding realized gains and losses, was 4.8% as compared with 3.8% in 2005 and 2.6% in 2004.

Net realized gains and losses for 2006, 2005 and 2004 were $18.6 million, $41.1 million, and $37.0 million, respectively. Net realized gains in 2004 include $16.2 million relating to the investment in Covansys Corporation warrants at FIS.

Other income represents revenue generated by other smaller businesses included within our segments. Other income was $52.6 million in 2006, $49.0 million in 2005, and $48.7 million in 2004.

Expenses.  The following table presents the components of our expenses:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Personnel costs	$3,225,319	$3,224,678	$2,786,297
Other operating expenses	2,075,101	1,702,353	1,598,942
Agent commissions	2,035,423	2,060,467	2,028,926
Depreciation and amortization	460,750	406,259	338,434
Provision for claim losses	486,334	480,556	311,916
Interest expense	209,972	172,327	47,214

Total expenses	$8,492,899	$8,046,640	$7,111,729

Our operating expenses consist primarily of personnel costs, other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and other title related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $3,225.3 million, $3,224.7 million, and $2,786.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Personnel costs, as a percentage of total revenue, were 34.2% in 2006, compared with 33.4% in 2005 and 33.6% in 2004. Included in personnel costs for 2006, 2005 and 2004 is approximately $65.0 million, $34.1 million, and $21.5 million, respectively, in compensation expense relating to stock based compensation plans. Personnel costs attributable to FIS were $1,357.4 million, $1,276.6 million, and $1,073.4 million in 2006, 2005, and 2004, respectively. The increase in expense related to stock based compensation plans in 2006 is primarily due to an acceleration charge of $24.5 million recorded by FIS relating to performance based options. See Note M of Notes to Consolidated Financial Statements.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses as a percentage of total revenue were 22.0% in 2006, 17.6% in 2005, and 19.3% in 2004. The fluctuation in other operating expenses as a percentage of total revenue is in part due to the inclusion in revenues of the gain on issuance of subsidiary stock in 2005. Excluding this gain, other operating expenses were 18.2% of revenues in 2005. The additional increase in other operating expenses as a percentage of total revenue in 2006 as compared to 2005 was primarily due to the lack of variability of some of these expenses, which limits our ability to reduce them as revenues decrease. Expenses attributable to FIS were $1,115.2 million, $751.3 million, and $719.8 million in 2006, 2005, and 2004, respectively.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

Depreciation and amortization expense was $460.8 million, $406.3 million, and $338.4 million in 2006, 2005, and 2004, respectively, with the increases in each year primarily due to FIS acquisitions.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Agent title premiums	$2,649,136	100.0%	$2,683,545	100.0%	$2,610,426	100.0%
Agent commissions	2,035,423	76.8	2,060,467	76.8	2,028,926	77.7

Net	$613,713	23.2%	$623,078	23.2%	$581,500	22.3%

The provision for claim losses includes an estimate of anticipated title and title related claims and specialty insurance claims. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly. The provision for claim losses was $486.3 million, $480.6 million, and $311.9 million for 2006, 2005, and 2004, respectively. For analysis of the title insurance loss reserve and specialty insurance loss reserve, see their respective segment results of operations.

Interest expense for the years ended December 31, 2006, 2005 and 2004 was $210.0 million, $172.3 million, and $47.2 million, respectively. The increase in interest expense in 2006 is primarily due to increases in interest rates and average borrowings, and was partially offset by the consolidation of FIS for a full year in 2005 compared to 2006, which includes FIS activity only through the closing of the SEDA. The increase in interest expense in 2005 is attributable to $2.8 billion in borrowings relating to the recapitalization of FIS in the first quarter of 2005. Excluding interest expense attributable to FIS, interest expense was $55.8 million, $45.5 million, and $42.7 million in 2006, 2005, and 2004, respectively.

Income tax expense as a percentage of earnings before income taxes for 2006, 2005 and 2004 was 37.2%, 35.6%, and 37.0%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income. The decrease in 2005 is partially attributable to the fact that no income taxes were provided for the gain on the issuance of subsidiary stock as Old FNF’s tax basis in its investment in FIS exceeded the book basis on the date of the sale and the payment of a $10 per share dividend on shares held by the FNF 401(k) Plan. This was partially offset by the approximately $100.0 million in tax expense recorded by Old FNF in connection with its 2005 distribution of a minority interest in FNT.

Minority interest expense for 2006, 2005 and 2004 was $154.6 million, $70.4 million, and $5.0 million, respectively. The increases in minority interest expense in 2006 and 2005 each relate primarily to recording minority interest expense on the earnings of FIS since the March 9, 2005 sale of a 25% minority interest and recording minority interest on the earnings of FNT since the October 17, 2005 minority interest distribution to Old FNF shareholders.

Segment Results of Operations

Fidelity National Title Group

The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Direct title insurance premiums	$1,883,357	$2,184,993	$2,003,447
Agency title insurance premiums	2,724,972	2,763,973	2,714,770

Total title premiums	4,608,329	4,948,966	4,718,217
Escrow and other title-related fees	1,064,307	1,162,344	1,039,835

Total title and escrow	5,672,636	6,111,310	5,758,052
Interest and investment income	167,007	111,628	64,703
Realized gains and losses, net	14,627	36,782	22,948
Other income	44,986	41,783	43,528

Total revenue	5,899,256	6,301,503	5,889,231

Personnel costs	1,789,805	1,897,904	1,680,805
Other operating expenses	891,111	920,905	849,372
Agent commissions	2,099,244	2,140,912	2,117,122
Depreciation and amortization	110,486	102,105	95,718
Provision for claim losses	345,578	354,710	259,402
Interest expense	12,232	16,663	3,885

Total expenses	5,248,456	5,433,199	5,006,304

Earnings before income taxes and minority interest	650,800	868,304	882,927
Income tax expense	231,034	327,351	323,598

Earnings before minority interest	419,766	540,953	559,329
Minority interest	1,354	1,972	1,165

Net earnings	$418,412	$538,981	$558,164

Orders opened by direct title operations	2,661,300	3,052,800	3,142,900
Orders closed by direct title operations	1,777,900	2,169,700	2,249,800

Total revenue in 2006 decreased $402.2 million to $5,899.3 million, a decrease of 6.4%, compared to 2005, with decreases in direct and agency title premiums and escrow and other title-related fees. Total revenue in 2005 increased $412.3 million, or 7.0%, to $6,301.5 million from $5,889.2 million in 2004 with increases in direct and agency title premiums and escrow and other title-related fees.

Title insurance premiums were $4,608.3 million in 2006, $4,949.0 million in 2005, and $4,718.2 million in 2004. The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Direct	$1,883,357	40.9%	$2,184,993	44.2%	$2,003,447	42.5%
Agency	2,724,972	59.1	2,763,973	55.8	2,714,770	57.5

Total title insurance premiums	$4,608,329	100.0%	$4,948,966	100.0%	$4,718,217	100.0%

Direct title premiums decreased from 2005 to 2006 with a decrease in closed order levels partially offset by an increase in average fee per file. Direct title premiums increased from 2004 to 2005 with an increase in average fee per file partially offset by a decrease in closed order levels. The average fee per file in our direct operations was $1,580, $1,487, and $1,324 in 2006, 2005, and 2004, respectively, reflecting a strong commercial market in 2006 and 2005 and continued appreciation in home prices in 2005 and 2004. The decrease in closed order levels in 2006 reflects a declining purchase market and a relatively stable refinance market. The decrease in closed order levels in 2005 reflects a weaker refinance market, partially offset by a strong, stable purchase market.

Agency premiums decreased $39.0 million in 2006 and increased $49.2 million in 2005. During the second quarter of 2005, we reevaluated our method of estimation for accruing agency title revenues and commissions and refined the method which resulted in our recording approximately $50.0 million more in agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business. Agency revenues from FIS title agency businesses were $95.5 million, $91.9 million, and $106.3 million in 2006, 2005, and 2004, respectively.

Trends in escrow and other title-related fees are primarily related to title insurance activity generated by our direct operations. Escrow and other title-related fees during the three-year period ended December 31, 2006, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Escrow and other title-related fees were $1,064.3 million, $1,162.3 million, and $1,039.8 million during 2006, 2005, and 2004, respectively.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2006 was $167.0 million, compared with $111.6 million in 2005 and $64.7 million in 2004. The increases in interest and investment income in 2006 and 2005 were primarily due to increases in the short-term investment and fixed income asset base and increases in interest rates in both periods. Average invested assets were $4,009.4 million, $3,732.6 million, and $3,226.2 million in 2006, 2005, and 2004, respectively. The tax equivalent yield in 2006, excluding realized gains and losses, was 4.1%, as compared with 3.8% in 2005 and 2.7% in 2004.

Net realized gains and losses for 2006, 2005, and 2004 were $14.6 million, $36.8 million, and $22.9 million, respectively.

Other income represents revenue generated by other smaller real-estate related businesses that are not directly title-related. Other income was $45.0 million, $41.8 million, and $43.5 million in 2006, 2005, and 2004, respectively.

Our operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as orders are received and processed, and agent commissions which are incurred as revenue is recognized. Title insurance premiums, escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,789.8 million, $1,897.9 million, and $1,680.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Personnel costs, as a percentage of direct title insurance premiums and escrow and other title-related fees, were 60.7% in 2006, 56.6% in 2005, and 55.2% in 2004. The increase in personnel costs as a percentage of related revenue in 2006 was primarily due to increased salary and benefit costs due to competition. The increase in personnel costs as a percentage of related revenue in 2005 is primarily due to declining order volumes resulting in revenue declines outpacing personnel cost reductions as well as salary increases relating to increased competition and a strong real estate environment during that period. Average annualized personnel cost per employee decreased slightly, reflecting decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset by increases in fixed personnel costs caused by the increased competition. Average employee count decreased to 18,352 in 2006 from 19,302 in 2005.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $891.1 million, $920.9 million, and $849.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow and other title-related fees were 30.2% in 2006, 27.5% in 2005, and 27.9% in 2004, with the increase in 2006 primarily due to declining order volumes, which resulted in revenue declines outpacing cost reductions.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Agent title premiums	$2,724,972	100.0%	$2,763,973	100.0%	$2,714,770	100.0%
Agent commissions	2,099,244	77.0	2,140,912	77.5	2,117,122	78.0

Net margin	$625,728	23.0%	$623,061	22.5%	$597,648	22.0%

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

A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Beginning balance	$1,068,072	$987,076	$940,217
Reserves assumed/transferred(1)	(8,515)	1,000	38,597
Claim loss provision related to:
Current year	306,179	319,870	278,449
Prior years	39,399	36,631	(17,787)

Total claim loss provision	345,578	356,501	260,662
Claims paid, net of recoupments related to:
Current year	(18,815)	(14,478)	(19,547)
Prior years	(231,448)	(262,027)	(232,853)

Total claims paid, net of recoupments	(250,263)	(276,505)	(252,400)

Ending balance	$1,154,872	$1,068,072	$987,076

Provision for claim losses as a percentage of title insurance premiums	7.5%	7.2%	5.5%

(1)	In 2006, we transferred $8.5 million in reserves to FIS in connection with the distribution of FIS. We assumed the outstanding reserve for claim losses of Service Link and APTIC in connection with their acquisitions in 2005 and 2004, respectively.

Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The prior year title loss provision amounts were favorable in 2004 and unfavorable in 2005 and 2006. Estimated ultimate losses increased for several policy years due to changes in claim reporting and payment patterns in 2005 and 2006. In response to the unfavorable prior year development, as well as to address higher expected costs for policies issued in 2005 and 2006, the title loss provision amounts as a percentage of title premiums increased in 2005 and 2006.

Interest expense for the years ended December 31, 2006, 2005, and 2004 was $12.2 million, $16.7 million, and $3.9 million, respectively. The decrease in 2006 relates primarily to a decrease in average borrowings due to the reclassification of certain debt into the corporate and other segment in 2006, and was partially offset by an increase in interest rates. The increase in 2005 relates primarily to an increase in average borrowings as compared to the prior year including $500 million in notes due to Old FNF and borrowings on a credit facility in 2005.

Income tax expense as a percentage of earnings before income taxes for 2006, 2005, and 2004 was 35.5%, 37.7%, and 36.6%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as underwriting income versus investment income.

Specialty Insurance Segment

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenue	$394,613	$428,939	$239,256
Interest and investment income	15,565	8,991	3,315
Realized gains and losses, net	17	73	249

Total revenue	410,195	438,003	242,820

Personnel costs	45,145	40,451	28,815
Other operating expenses	144,702	135,320	127,936
Depreciation and amortization	6,254	4,279	3,259
Provision for claim losses	140,625	124,055	51,254
Interest expense	1,443	377	4

Total expenses	338,169	304,482	211,268

Earnings before income taxes	72,026	133,521	31,552
Income tax expense	28,920	50,204	11,674

Net earnings	$43,106	$83,317	$19,878

Revenues

Revenues from specialty insurance were $410.2 million, $438.0 million, and $242.8 million in 2006, 2005 and 2004, respectively, and include revenues from the issuance of flood, home warranty and homeowners’ insurance policies. In our flood insurance business, we provide coverage under NFIP, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. The decrease in revenues in 2006 as compared to 2005 was primarily the result of a decrease in revenues generated by the processing of flood claims due to the large volume of claims processed in 2005 related to three hurricanes, Katrina, Wilma, and Rita, partially offset by organic growth in our homeowners’ insurance business. The increase in revenues in 2005 as compared with 2004 was primarily the result of the significant revenues generated by the processing of flood claims relating to the 2005 hurricane season that were recorded in the fourth quarter of 2005 and organic growth of these business lines in 2005.

Expenses

Personnel costs were $45.1 million, $40.5 million, and $28.8 million in 2006, 2005 and 2004, respectively. As a percentage of total specialty insurance revenues, personnel costs were 11.0%, 9.2%, and 11.9% in 2006, 2005 and 2004, respectively. Excluding $100.0 million in revenues generated by the processing of flood claims associated with hurricanes Katrina, Wilma and Rita, this percentage was 12.3% in 2005 and the decrease as a percentage of revenues in 2006 was primarily the result of growth of the business lines, which has not required a proportionate increase in personnel.

Other operating expenses in the specialty insurance segment were $144.7 million, $135.3 million, and $127.9 million in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 were due to an increase in premiums written in our homeowners’ insurance business.

Claim loss expense was $140.6 million, $124.1 million, and $51.3 million in 2006, 2005 and 2004, respectively. In 2005, the Company experienced increased homeowners insurance claims as a result of Hurricanes Katrina, Rita, and Wilma. In addition, reserves were increased for apparent development trends of prior accident years. The 2006 provision reflects positive development in this reserve. As a percentage of premiums earned the claim loss provision was 62.7%, 65.8%, and 43.0% in 2006, 2005 and 2004, respectively, with the increase in 2005.

A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Beginning balance	$45,434	$13,398	$5,020
Claim loss provision related to:
Current year	148,328	121,421	50,485
Prior years	(7,703)	2,634	769

Total claim loss provision	140,625	124,055	51,254
Claims paid, net of recoupments related to:
Current year	(92,893)	(81,113)	(40,368)
Prior years	(27,402)	(10,906)	(2,508)

Total claims paid, net of recoupments	(120,295)	(92,019)	(42,876)

Ending balance	$65,764	$45,434	$13,398

Corporate and Other Segment

The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated $145.3 million in net income in 2005, largely due to the gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS, offset by income tax and by minority interest expense related to the distribution of a minority interest in FNT.

Fidelity National Information Services, Inc.

The Company’s consolidated results of operations include FIS’ results of operations through October 23, 2006. Thus, while a full year of activity is presented for 2005 and 2004, the 2006 results of operations only include activity until October 24, 2006, the closing date of the SEDA.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenue	$3,280,373	$2,766,085	$2,331,527
Interest and investment income	9,594	6,392	1,232
Realized gains and losses, net	(820)	3,768	12,874

Total revenue	3,289,147	2,776,245	2,345,633

Personnel costs	1,357,397	1,276,557	1,073,395
Other operating expenses	1,115,190	751,282	719,770
Depreciation and amortization	343,563	299,637	238,400
Provision for claim loss	436	1,928	133
Interest expense	154,195	126,778	4,496

Total expenses	2,970,781	2,456,182	2,036,194

Earnings before income taxes and minority interest	318,366	320,063	309,439
Income tax expense	118,432	119,063	116,350
Minority interest expense	(30)	4,450	3,673

Net earnings	$199,964	$196,550	$189,416

Revenues

Total operating revenues for FIS were $3,289.1 million, $2,776.2 million, and $2,345.6 million in 2006, 2005 and 2004, respectively. The increase in revenues in 2006 of $512.9 million as compared to 2005 is primarily due to the inclusion of revenues from Certegy following the February 2006 merger, and was partially offset by the exclusion of FIS from our results of operations after the closing of the SEDA. The increase in revenue in 2005 of $430.6 million as compared to 2004 is primarily attributable to an increase of $355.2 million, or 28.0%, from our financial institution processing and mortgage loan processing businesses which is the result of including a full year of results for the 2004 acquisitions of Aurum, Sanchez, Kordoba, and InterCept. The 2004 acquisitions of Aurum, Sanchez, Kordoba and InterCept and other smaller acquisitions contributed $301.1 million of the increase in 2005 compared with 2004. Revenues from information services businesses increased $122.8 million in 2005, as compared to 2004, primarily due to organic growth of these businesses. These increases were partially offset by a $24.3 million decrease in revenues in the mortgage origination and default management businesses in 2005 as compared to 2004.

Expenses

Personnel costs were $1,357.4 million, $1,276.6 million, and $1,073.4 million in 2006, 2005 and 2004, respectively. As a percentage of revenues, personnel costs were 41.3%, 46.0%, and 45.8% in 2006, 2005 and 2004, respectively. The $80.8 million increase in 2006 was primarily due to the 2006 merger with Certegy and the inclusion of a $24.5 million expense relating to performance based options granted at FIS in March 2005 for which the performance criteria were met during the first quarter of 2006, partially offset by the exclusion of FIS from our results of operations after the closing of the SEDA. The $203.2 million increase in 2005 as compared to 2004 was primarily related to an increase of $179.3 million in our financial institution processing and mortgage loan processing businesses which resulted from a full year’s activity being included for our 2004 acquisitions in this area. Personnel costs relating to mortgage origination and default management services were relatively steady in 2005 and 2004, while there was an $18.7 million increase in our personnel costs relating to our information services businesses.

Other operating expenses consist primarily of data processing costs, professional fees, facilities expenses, postage and courier services, computer services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses were $1,115.2 million, $751.3 million, and $719.8 million in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to the merger with Certegy, partially offset by the exclusion of FIS from our results of operations after the closing of the SEDA. The increase in 2005 as compared to 2004 included an increase in data processing costs of approximately $35.0 million which primarily related to our financial institution processing and mortgage loan processing businesses. As a percentage of revenues, other operating costs were 33.9%, 27.1%, and 30.7% in 2006, 2005 and 2004, respectively.

Depreciation and amortization expenses were $343.6 million, $299.6 million, and $238.4 million in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to the merger with Certegy, and was partially offset by the exclusion of FIS from our results of operations after the closing of the SEDA. The increase in 2005 primarily relates to amortization of computer software and other intangible assets acquired over the past three year period.

Interest expense was $154.2 million, $126.8 million, and $4.5 million in 2006, 2005 and 2004, respectively. The increase in 2006 is primarily due to increased borrowings of $2.8 billion relating to the recapitalization transaction in March 2005 and $250 million relating to the merger with Certegy, partially offset by the exclusion of FIS from our results of operations after the closing of the SEDA. The increase in 2005 relates primarily to interest expense incurred on the $2.8 billion of borrowings relating to the recapitalization transaction in March of 2005.

Income tax expense as a percentage of earnings before income taxes for 2006, 2005, and 2004 was 37.0%. 37.2%, and 37.6%, respectively. Through March 9, 2005, FIS was included in FNF’s consolidated tax return, but on that date, it became a separate entity for tax purposes. The provision for income taxes is calculated as though FIS were a stand-alone taxpaying entity during the annual periods presented. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and changes in its components from year to year.

Liquidity and Capital Resources

Cash Requirements.  Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We intend to pay an annual dividend of $1.20 per share on our common stock, payable quarterly, or an aggregate of approximately $265 million per year, although the declaration of any future dividends is at the discretion of our board of directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

Our insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our investment portfolio in relation to our claims loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.

Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2006, $2.0 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2007, our first tier title subsidiaries can pay or make distributions to us of approximately $264.8 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.

Capital Expenditures.  Total capital expenditures for property and equipment were $145.4 million, $149.9 million, and $134.3 million in 2006, 2005, and 2004, respectively and included FIS expenditures of $87.7 million, $79.6 million, and $72.9 million, respectively. Total capital expenditures for software were $180.9 million, $166.1 million, and $94.9 million in 2006, 2005, and 2004, respectively, and were primarily comprised of FIS expenditures.

Financing.  Effective October 24, 2006, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The New Credit Agreement, which replaced our previous credit agreement, provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. We have the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) rate plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we will pay a commitment fee between .07%-.175% on the entire facility, also depending on our senior unsecured long-term debt rating.

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

In connection with the 2005 distribution of FNT stock by Old FNF, we issued two $250 million intercompany notes payable to Old FNF (the “Mirror Notes”), with terms that mirrored Old FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to exchange the outstanding Old FNF notes for notes we would issue having substantially the same terms and deliver the Old FNF notes received to Old FNF to reduce our debt under the Mirror Notes. On January 17, 2006, the offers expired, with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, we issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged. On October 23, 2006, the remaining balance of these notes was redeemed and no balance remains at December 31, 2006. Interest on the Mirror Notes accrued from the last date on which interest on the corresponding FNF notes was paid and at the same rate.

During the second quarter of 2005, we began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2006, we had security loans outstanding with a fair value of $316.0 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.

Seasonality.  Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on the volume of real estate transactions.

In addition to the foregoing financing arrangements of FNT, our historical financial statements reflect debt and interest expense of FNF and its other subsidiaries, principally FIS.

Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2006, our required annual payments relating to these contractual obligations were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Notes payable	$1,437	$—	$—	$—	$240,881	$248,849	$491,167
Operating lease payments	125,850	97,932	68,457	42,248	21,549	13,724	369,760
Pension and post retirement payments	12,608	16,627	13,914	15,144	15,919	103,958	178,170
Title claim losses	219,731	185,669	146,000	116,322	90,878	396,272	1,154,872

Total	$359,626	$300,228	$228,371	$173,714	$369,227	$762,803	$2,193,969

As of December 31, 2006 we had title insurance reserves of $1,154.9 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•	events such as fraud, defalcation, and multiple property title defects that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments;

•	loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments; and

•	claims staffing levels whereby claims may be settled at a different rate based on the future staffing levels of the claims department.

In addition to the amounts shown in the table, at December 31, 2006, we held claim reserves of $65.8 million in respect of our specialty insurance reserves. Because of uncertainty with respect to the precise payout pattern of these reserves, and their small size, we have not allocated them to the periods shown, although we would expect the substantial majority of these amounts to be paid in 2007.

Capital Stock Transactions.  On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. None of our common stock was repurchased under this plan in 2006.

Additional Minimum Pension Liability Adjustment.  We recorded a net-of-tax credit of $10.5 million to accumulated other comprehensive loss in 2006 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” for the change in our minimum pension liability.

Equity Investments.  Our equity investments are in public companies whose security prices are subject to significant volatility. Should the fair value of these investments fall below our cost bases and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.

Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2006, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreements and the associated rent expense that will be included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.

We do not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not be required to consolidate the lessor or the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2006 related to these arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 are effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. The Company has adopted SFAS 158. See Note M.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has analyzed the effects of SAB 108 and determined that there are no adjustments required to be made to the Company’s statements of financial condition or results of operations pursuant to SAB 108.

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

In December 2004, the FASB issued SFAS No. 123R, which requires that compensation cost relating to share-based payments be recognized in our financial statements. During 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), effective as of the beginning of 2003. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS No. 123, we elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Using this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS No. 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS No. 123R on January 1, 2006 had no significant impact on our financial condition or results of operations due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, were fully vested at December 31, 2005. In accordance with the provisions of SFAS No. 123R, we have not restated our share-based compensation expense for the 2005 and 2004 periods presented.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Our Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. See “Business — Investment Policies and Investment Portfolio” and Note C of Notes to Consolidated Financial Statements. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2006.

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

Effects of Certain Hypothetical Changes

Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 32.9% of total liabilities) is not included in the hypothetical effects.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of or for the year ended December 31, 2006:

a. An approximate $100.7 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates were 100 basis points (lower) higher as of December 31, 2006. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

b. An approximate $43.3 million net increase (decrease) in the fair value of equity securities would have occurred if there was a 20% price increase (decrease) in market prices.

c. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fidelity National Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 1, 2007
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes A and M to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note M to the Consolidated Financial Statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 1, 2007
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2006 and 2005, includes pledged fixed maturities of $288,420 and $305,717, respectively, related to secured trust deposits and $305,313 and $135,249, respectively, related to the securities lending program	$2,901,964	$3,074,617
Equity securities, at fair value, at December 31, 2006 and 2005 includes $0 and $3,401, respectively, of pledged equities related to the securities lending program	207,307	210,168
Other long-term investments	164,109	162,910
Short-term investments, at December 31, 2006 and 2005 includes $408,363 and $350,256, respectively, of pledged short-term investments related to secured trust deposits	848,371	1,116,494

Total investments	4,121,751	4,564,189
Cash and cash equivalents, at December 31, 2006 and 2005, includes pledged cash of $228,458 and $234,709, respectively, related to secured trust deposits and $316,019 and $143,412, respectively, related to the securities lending program	676,444	513,394
Trade and notes receivables, net of allowance of $12,674 in 2006 and $34,037 in 2005	251,544	637,808
Goodwill	1,154,298	2,873,861
Prepaid expenses and other assets	271,732	655,651
Capitalized software	83,538	530,341
Other intangible assets	95,787	641,420
Title plants	324,155	312,801
Property and equipment, net	254,350	375,152
Income taxes receivable	25,960	—

	$7,259,559	$11,104,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2006 and 2005, includes $316,019 and $143,412, respectively, of security loans related to the securities lending program	$937,687	$1,241,860
Deferred revenue	130,543	494,888
Notes payable	491,167	3,217,019
Reserve for claim losses	1,220,636	1,113,506
Secured trust deposits	905,461	882,602
Deferred tax liabilities	43,653	130,846
Income taxes payable	—	107,817

	3,729,147	7,188,538
Minority interests and preferred stock of subsidiary	56,044	636,304
Stockholders’ equity:
Common stock, Class A, $.0001 par value; authorized, 600,000,000 shares and 300,000,000 shares as of December 31, 2006 and 2005, respectively; issued, 221,507,939 and 31,147,357 at December 31, 2006 and 2005, respectively	22	3
Common stock, Class B, $0.0001 par value; no shares authorized or outstanding at December 31, 2006; authorized, 300,000,000 shares at December 31, 2005; outstanding, 143,172,183 shares at December 31, 2005	—	14
Additional paid-in capital	3,193,904	3,254,960
Retained earnings	345,516	103,665

	3,539,442	3,358,642
Accumulated other comprehensive loss	(63,046)	(78,867)
Less treasury stock, 94,781 shares as of December 31, 2006, at cost	(2,028)	—

	3,474,368	3,279,775

	$7,259,559	$11,104,617

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Direct title insurance premiums	$1,957,064	$2,261,499	$2,128,902
Agency title insurance premiums	2,649,136	2,683,545	2,610,426
Escrow and other title related fees	1,061,469	1,157,022	1,042,243
Transaction processing	3,094,370	2,570,372	2,118,672
Specialty insurance	394,613	428,939	239,256
Interest and investment income	208,309	144,966	70,692
Gain on sale of minority interest in FIS	—	318,209	—
Realized gains and losses, net	18,562	41,071	36,961
Other income	52,578	48,957	48,668

	$9,436,101	$9,654,580	$8,295,820

Expenses:
Personnel costs	3,225,319	3,224,678	2,786,297
Other operating expenses	2,075,101	1,702,353	1,598,942
Agent commissions	2,035,423	2,060,467	2,028,926
Depreciation and amortization	460,750	406,259	338,434
Provision for claim losses	486,334	480,556	311,916
Interest expense	209,972	172,327	47,214

	8,492,899	8,046,640	7,111,729

Earnings before income taxes and minority interest	943,202	1,607,940	1,184,091
Income tax expense	350,871	573,391	438,114

Earnings before minority interest	592,331	1,034,549	745,977
Minority interest	154,570	70,443	5,015

Net earnings	$437,761	$964,106	$740,962

Basic net earnings per share	$2.40	$5.56

Weighted average shares outstanding, basic basis	182,031	173,463

Diluted net earnings per share	$2.39	$5.55

Weighted average shares outstanding, diluted basis	182,861	173,575

Unaudited pro forma net earnings per share — basic and diluted			$4.28

Unaudited pro forma weighted average shares outstanding — basic and diluted			172,951

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net earnings	$437,761	$964,106	$740,962

Other comprehensive earnings (loss):
Unrealized gains (losses) on investments, net (1)	25,632	(23,545)	8,299
Foreign currency translation unrealized (loss) gain (2)	(497)	(19,637)	14,819
Reclassification adjustments for gains included in net earnings (3)	(13,398)	(18,904)	(28,816)
Reclassification adjustments relating to minority interests	(2,295)	17,356	—
Minimum pension liability adjustment (4)	6,379	(6,784)	(11,764)

Other comprehensive earnings (loss)	15,821	(51,514)	(17,462)

Comprehensive earnings	$453,582	$912,592	$723,500

(1)	Net of income tax (benefit) expense of $15.2 million, $(12.9) million, and $5.7 million for 2006, 2005 and 2004, respectively.

(2)	Net of income tax expense (benefit) of $(0.1) million, $(0.5) million, and $0.7 million for 2006, 2005 and 2004, respectively.

(3)	Net of income tax expense (benefit) of $7.9 million, $11.1 million, and $17.8 million for 2006, 2005 and 2004, respectively.

(4)	Net of income tax benefit of $4.0 million, $(2.0) million, and $(6.9) million for 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Investment by		Other
	Class A		Class B		Parent /Additional	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings(Loss)	Shares	Amount	Total
	(In thousands, except per share data)

Balance, December 31, 2003	—	$—	—	$—	$2,365,756	$1,517,494	$(9,891)	—	$—	$3,873,359
Purchase of treasury stock	—	—	—	—	(128,723)	—	—	—	—	(128,723)
Exercise of stock options	—	—	—	—	76,899	—	—	—	—	76,899
Tax benefit associated with the exercise of stock options	—	—	—	—	36,085	—	—	—	—	36,085
Effect of 10% stock dividend	—	—	—	—	607,162	(607,162)	—	—	—	—
Acquisition of Hansen Quality Loan Services, Inc.	—	—	—	—	8,500	—	—	—	—	8,500
Acquisition of Aurum Technology, Inc.	—	—	—	—	121,370	—	—	—	—	121,370
Acquisition of Sanchez Computer Associates, Inc.	—	—	—	—	91,756	—	—	—	—	91,756
Acquisition of InterCept, Inc.	—	—	—	—	12,031	—	—	—	—	12,031
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	—	—	14,819	—	—	14,819
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(20,517)	—	—	(20,517)
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	—	—	(11,764)	—	—	(11,764)
Issuance of restricted stock	—	—	—	—	37	—	—	—	—	37
Amortization of unearned compensation	—	—	—	—	7,630	—	—	—	—	7,630
Stock-based compensation	—	—	—	—	13,726	—	—	—	—	13,726
Cash dividends	—	—	—	—	—	(136,079)	—	—	—	(136,079)
Net earnings	—	—	—	—	—	740,962	—	—	—	740,962

Balance, December 31, 2004	—	—	—	—	3,212,229	1,515,215	(27,353)	—	—	4,700,091

Purchase of treasury stock	—	—	—	—	(70,874)	—	—	—	—	(70,874)
Exercise of stock options	—	—	—	—	51,846	—	—	—	—	51,846
Tax benefit associated with the exercise of stock options	—	—	—	—	34,844	—	—	—	—	34,844
Acquisition of Hansen Quality Loan Services, LLC	—	—	—	—	1,625	—	—	—	—	1,625
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	—	—	(19,637)	—	—	(19,637)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(42,449)	—	—	(42,449)
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	—	—	(6,784)	—	—	(6,784)
Other comprehensive loss — minority interest	—	—	—	—	—	—	4,581	—	—	4,581
Amortization of unearned compensation	—	—	—	—	6,451	—	—	—	—	6,451
Distribution of common stock	30,370	3	143,176	14	(17)	—	—	—	—	—

							Accumulated
	Common Stock				Investment by		Other
	Class A		Class B		Parent /Additional	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings(Loss)	Shares	Amount	Total
	(In thousands, except per share data)

Issuance of restricted stock	777	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,856	—	—	—	—	18,856
Dividend of 17.5% of Fidelity National Title Group, Inc.	—	—	—	—	—	(435,268)	12,775	—	—	(422,493)
Cash dividends	—	—	—	—	—	(1,940,388)	—	—	—	(1,940,388)
Net earnings	—	—	—	—	—	964,106	—	—	—	964,106

Balance, December 31, 2005	31,147	$3	143,176	$14	$3,254,960	$103,665	$(78,867)	—	—	$3,279,775

Exercise of Old FNF stock options	—	—	—	—	49,051	—	—	—	—	49,051
Exercise of new FNF options	—	—	—	—	1,597	—	—	—	—	1,597
Shares withheld for taxes and cancelled	170	—	—	—	(55,498)	—	—	—	—	(55,498)
Tax benefit associated with the exercise of stock options	—	—	—	—	81,776	—	—	—	—	81,776
Closing of Securities Exchange and Distribution Agreement	188,646	19	(143,176)	(14)	(1,046,315)	—	(17,189)	—	—	(1,063,499)
Issuance of restricted stock	1,545	—	—	—	—	—	—	—	—	—
Acquisition of Certegy, Inc.	—	—	—	—	862,296	—	—	—	—	862,296
Issuance of subsidiary stock, net of minority interest	—	—	—	—	28,343	—	—	—	—	28,343
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	—	—	(497)	—	—	(497)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	12,234	—	—	12,234
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6,379	—	—	6,379
Other comprehensive earnings — minority interest	—	—	—	—	—	—	14,894	—	—	14,894
Capital contribution to Fidelity National Information Services, Inc.	—	—	—	—	(5,218)	—	—	—	—	(5,218)
Stock-based compensation	—	—	—	—	22,912	—	—	—	—	22,912
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	95	(2,028)	(2,028)
Cash dividends	—	—	—	—	—	(195,910)	—	—	—	(195,910)
Net earnings	—	—	—	—	—	437,761	—	—	—	437,761

Balance, December 31, 2006	221,508	$22	—	—	$3,193,904	$345,516	$(63,046)	95	(2,028)	$3,474,368

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$437,761	$964,106	$740,962
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	460,750	406,259	338,434
Minority interest	154,570	70,443	5,015
Gain on issuance of subsidiary stock	—	(318,209)	—
Gain on sales of investments and other assets	(18,562)	(53,876)	(36,961)
Stock-based compensation cost	64,984	34,108	21,450
Tax benefit associated with the exercise of stock options	—	34,844	36,085
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(11,700)	(3,054)	1,467
Net decrease (increase) in trade receivables	98,540	(65,103)	(39,416)
Net (increase) decrease in prepaid expenses and other assets	(227,034)	(183,437)	39,302
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(173,771)	149,236	55,246
Net increase in reserve for claim losses	114,866	114,289	15,734
Net (decrease) increase in income taxes	(179,256)	166,926	(6,716)

Net cash provided by operating activities	721,148	1,316,532	1,170,602

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	2,981,431	3,187,813	2,810,659
Proceeds from maturities of investment securities available for sale	302,842	402,285	219,084
Proceeds from sales of assets	4,656	21,877	6,330
Collections of notes receivable	4,337	6,798	6,490
Cash received as collateral on loaned securities, net	5,942	4,822	—
Additions to title plants	(18,493)	(10,437)	(648)
Additions to property and equipment	(145,387)	(149,911)	(134,318)
Additions to capitalized software	(180,875)	(166,081)	(94,919)
Additions to notes receivable	(4,458)	(6,765)	(6,516)
Purchases of investment securities available for sale	(2,960,536)	(4,259,006)	(3,741,056)
Net (purchases of) proceeds from short-term investment activities	213,340	(313,432)	190,262
Distribution of FIS	(145,562)	—	—
Sale of subsidiary, net of cash sold	—	454,337	5,000
Acquisition of businesses, net of cash acquired	(172,955)	(193,061)	(1,016,501)

Net cash used in investing activities	(115,718)	(1,020,761)	(1,756,133)

Cash Flows From Financing Activities:
Borrowings	642,203	3,001,017	911,710
Debt service payments	(873,109)	(1,159,553)	(229,367)
Debt issuance costs	(1,004)	(35,156)	(1,400)
Dividends paid	(195,910)	(1,940,388)	(136,079)
Subsidiary dividends paid to minority interest shareholders	(40,896)	—	—
Exercise of stock options	50,648	51,846	76,899
Exercise of subsidiary stock options	45,852	—	—
Tax benefit associated with the exercise of stock options	81,776	—	—
Subsidiary purchases of treasury stock	(145,689)	—	—
Purchases of treasury stock	—	(70,874)	(128,723)

Net cash (used in) provided by financing activities	(436,129)	(153,108)	493,040

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	169,301	142,663	(92,491)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	278,685	136,022	228,513

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$447,986	$278,685	$136,022

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.

The Company made a reclassification adjustment to the Consolidated Statements of Earnings, included within this Annual Report on Form 10-K, with regard to the presentation of interest and investment income and other operating expenses. This adjustment was necessary to properly reflect certain credits earned as a reduction of other operating expenses as opposed to an increase in investment income. The adjustment resulted in a reduction of interest and investment income of $14.4 million in 2005, and $0.2 million in 2004.

Description of Business

Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, and claims management services. FNF is one of the nation’s largest title insurance companies through its title insurance underwriters, with an approximately 29.0% national market share. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. Since February 1, 2006, when FNF closed its acquisition of a 40% interest in Sedgwick CMS (“Sedgwick”), the Company is also now a leading provider of outsourced claims management services to large corporate and public sector entities.

Prior to October 18, 2005, the Company was known as Fidelity National Title Group, Inc. (“FNT”) and was a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 18, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making it a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets to FNT in return for the issuance of 45,265,956 shares of FNT common stock to Old FNF (the “Asset Contribution”). Old FNF then distributed to its shareholders all of its shares of FNT common stock, making FNT a stand alone publicly traded company (the “2006 Distribution”). Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which FNT’s name was changed to Fidelity National Financial, Inc. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became FNF’s historical financial statements, including the results of FIS through the date of the Company’s spin-off from Old FNF. The Company’s historical equity has been derived from FNT’s historical equity and the Company’s historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) Issue No. 90-5, Exchanges of Ownership Interests between Enterprises under Common Control. Furthermore, the substance of the Asset Contribution and the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF Issue No. 02-11, Accounting for Reverse Spinoffs. Accordingly, the historical financial statements of Old FNF, with the exception of equity and earnings per share, became those of FNF; however, the criteria to account for FIS as discontinued operations as prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in our consolidated financial statements.

Prior to October 24, 2006, through FIS, Old FNF provided industry leading data processing, payment and risk management services to financial institutions and retailers.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the periods presented, FNF had four reporting segments:

•	Fidelity National Title Group, Inc. This segment consists of the operations of FNF’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 29.0% of all title insurance policies issued nationally during 2005. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances. The Company’s principal title insurance subsidiaries consist of Fidelity National Title Insurance Company, Chicago Title Insurance Company, Chicago Title Insurance Company of Oregon, Ticor Title Insurance Company, Ticor Title Insurance Company of Florida, Security Union Title Insurance Company and Alamo Title Insurance. The Company’s principal underwritten title company subsidiaries, essentially wholly-owned title agencies, consist of Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, formerly American Title Company.

•	Specialty Insurance. The specialty insurance segment, consisting of FNF’s various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile and certain niche personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the FNF parent holding company, certain other unallocated corporate overhead expenses, and the Company’s share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.

•	Fidelity National Information Services, Inc. Prior to October 24, 2006, this segment consisted of the operations of FNF’s majority owned subsidiary, FIS. FIS provides transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provides lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy, Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are only included in the historical financial information in the financial statements from the merger until the 2006 Distribution.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for on the equity method until such time that they become wholly or majority owned. Minority interest expense is recorded on the consolidated statement of earnings relating to majority owned subsidiaries and the appropriate minority interest liability is recorded on the Consolidated Balance Sheets in each period.

Old FNF Asset Contribution and Stock Distribution

On June 25, 2006, the Company, then known as FNT, entered into a Securities Exchange and Distribution Agreement (the “SEDA”) with Old FNF, and Old FNF entered into a merger agreement with Fidelity National Information Services, Inc. (“FIS”) (both amended and restated as of September 18, 2006), providing for the elimination of Old FNF’s holding company structure, the sale of certain of Old FNF’s assets and liabilities to the Company in exchange for shares of our stock, and the distribution of Old FNF’s ownership stake in the Company to Old FNF shareholders. Pursuant to the SEDA, on October 24, 2006, the Company completed the acquisition of substantially all of the assets and liabilities of Old FNF (other than Old FNF’s interests in FIS and in FNF Capital Leasing, Inc., a small leasing subsidiary) in exchange for 45,265,956 shares of our Class A common stock in the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Contribution. The assets transferred included Old FNF’s specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings and certain smaller operations, together with all cash and certain investment assets held by Old FNF as of October 24, 2006. In connection with the Asset Contribution, Old FNF converted all of the FNT Class B common stock held by Old FNF into FNT Class A common stock and distributed the shares acquired by Old FNF from the Company, together with the converted shares, to holders of record of Old FNF common stock as of October 17, 2006 in a tax-free distribution (the “2006 Distribution”). As a result of the 2006 Distribution, Old FNF no longer owns any of the Company’s common stock and the Company is now a stand alone public company with all of its approximately 220.7 million shares held by the public. Also, on November 9, 2006, Old FNF merged with and into FIS, after which the Company legally changed its name to Fidelity National Financial, Inc. As of November 10, 2006, the Company’s common stock is now traded on the New York Stock Exchange under the trading symbol FNF. Old FNF’s current chairman of the board and chief executive officer has assumed the same positions in FNF and the position of executive chairman of the board of FIS. Other key members of Old FNF’s senior management will also continue their involvement in both FNF and FIS in executive capacities.

Recapitalization of Fidelity National Information Services, Inc. (“FIS”) and Minority Interest Sale Resulting in a Gain on Issuance of Subsidiary Stock

The recapitalization of FIS was completed on March 9, 2005 through $2.8 billion in borrowings under new senior credit facilities consisting of an $800 million Term Loan A facility, a $2.0 billion Term Loan B facility (collectively, the “Term Loan Facilities”) and an undrawn $400 million revolving credit facility (the “Revolver”). FIS fully drew upon the entire $2.8 billion in Term Loan Facilities while the Revolver remained undrawn at the closing and used $2.7 billion of such funds to repay a note that had previously been distributed by it to Old FNF.

The minority equity interest sale was accomplished through FIS selling an approximately 25% minority equity interest in the common stock of FIS to an investment group led by Thomas H. Lee Partners (“THL”) and Texas Pacific Group (“TPG”). FIS issued a total of 50 million shares of the common stock of FIS to the investment group for a total purchase price of $500 million, before certain expenses paid by FIS. The minority equity interest sale resulted in a non-operating gain of $318.2 million. This gain was calculated under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The gain represents the difference between the Company’s book value investment in FIS immediately prior to the transaction and its book value investment in FIS immediately following the transaction. No deferred income taxes were recorded in connection with this transaction as the tax basis of the investment was greater than the book basis on the date of the sale.

Distribution of Fidelity National Title Group

On October 17, 2005, Old FNF completed a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT to Old FNF’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of Old FNF’s title insurance businesses. From the time of the distribution until October 24, 2006 (see “Old FNF Asset Contribution and Stock Distribution” above), FNT was a majority-owned subsidiary of FNF and a separate registrant reporting its results on a stand-alone basis. During that time, Old FNF continued to consolidate FNT in its results, and recorded minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to Old FNF and its shareholders. Old FNF recognized income tax expense of approximately $100 million in the fourth quarter of 2005 relating to this restructuring.

Investments

Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on factors including rate of return, maturity, credit risk, tax considerations and regulatory

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices. Included in fixed maturities are mortgage-backed securities, which are recorded at purchase cost. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for retrospectively.

Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Fair Value of Financial Instruments

The fair values of financial instruments presented in the applicable notes to the Company’s Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

Trade and Notes Receivables

The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value. Included in trade receivables at December 31, 2005 are unbilled receivables totaling $97.4 million.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis.

As required by SFAS No. 142, the Company completed its annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date, and has determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

Capitalized Software

Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life, generally 5 to 10 years. Capitalized computer software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), or with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS No. 86 software), or at the beginning of application development (for SOP No. 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS No. 86 software), or prior to application development (for SOP No. 98-1 software), of a product are expensed as incurred and are not significant. The cost of internally developed computer software that is subject to the provisions of SFAS 86 is amortized on a product-by-product basis commencing on the date of general release of the products, generally the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP No. 98-1 is amortized on a straight-line basis over its estimated useful life.

At December 31, 2006, capitalized software costs were $142.2 million, less accumulated amortization of $58.7 million. At December 31, 2005, capitalized software costs were $780.6 million, less accumulated amortization of $250.3 million and included FIS capitalized software costs of $660.9 million, less accumulated amortization of $208.9 million.

Amortization expense relating to computer software was $127.4 million, $110.7 million, and $85.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to amortization expense recorded by FIS in each period.

Other Intangible Assets

The Company has other intangible assets, not including software, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value. SFAS No. 142 requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually in accordance with SFAS No. 142.

During 2005 and 2004, in accordance with SFAS No. 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded impairment expense of $9.3 million and $6.3 million, respectively, relating to the impairment of these assets. These expense amounts

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were included in other operating expenses in the Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004. There was no such expense recorded in 2006.

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

Property and Equipment

Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Reserve for Claim Losses

The Company’s reserve for claim losses includes known claims for title and specialty insurance as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved based on a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. For specialty insurance, reserve for claims incurred but not reported are estimated based on historical loss experience.

The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.

If a loss is related to a policy issued by an independent agent, the Company may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, the Company may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

Secured Trust Deposits

In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflect a secured trust deposit liability of $905.5 million and $882.6 million at December 31, 2006 and 2005, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Fidelity National Title Group.  Direct title insurance premiums and escrow and other title related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent.

Specialty Insurance.  Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Fidelity National Information Services, Inc.  In this segment, the Company earns revenues from processing services, software licensing and software related services and data and information services.

The Company recognizes revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of the Company’s contracts include a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, maintenance and application management. In some cases, these services are offered in combination with one another and in other cases the Company offers them individually. Revenues from bank and mortgage processing services are typically volume-based depending on factors such as the estimated number of accounts, transactions processed and computer resources utilized.

The substantial majority of the revenues in this business are from outsourced data processing and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition” and related interpretations. SAB No. 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements are deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. The Company evaluates these deferred costs for impairment in the event any indications of impairment exist.

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual elements can be recognized separately in accordance with the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. If all of the products and services are software related products and services as determined under the provisions of SOP 97-2 (“SOP No. 97-2”), entitled Software Revenue Recognition, and SOP 98-9, entitled

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, the Company applies these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

The Company recognizes software license and maintenance fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP No. 97-2 and SOP No. 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence, or VSOE, has been established for each element or for the undelivered elements. The Company determines the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP No. 97-2, VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from maintenance and support is recognized ratably over the term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company uses contract accounting, as required by SOP No. 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made. Revenues in excess of billings on these agreements are recorded as unbilled receivables and are included in accounts receivable. Billings in excess of revenue recognized on these agreements are recorded as deferred revenue until revenue recognition criteria are met. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When the Company’s estimate indicates that the entire contract will be performed at a loss, a provision for the entire loss is recorded in that accounting period.

The Company recognizes revenues from mortgage origination services and default management services. Mortgage origination services consist of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services are recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services consist of services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.

The Company records revenue from providing data or data-related services. These services principally include appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services is recognized as the services are performed in accordance with SAB No. 104 as described above.

The Company’s flood and tax units provide various services including life-of-loan monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on the Company’s historical experience. The Company evaluates its historical experience on a periodic basis, and adjusts the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements is recognized in accordance with SOP No. 97-2.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from other services in this segment are recognized as the services are performed in accordance with SAB No. 104 as described above.

Earnings Per Share and Unaudited Pro forma Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders plus the impact of assumed conversions of dilutive potential securities. The Company has granted certain options, warrants and restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005
	(In thousands, except per share data)

Basic and diluted earnings	$437,761	$964,106

Weighted average shares outstanding during the year, basic basis	182,031	173,463
Plus: Common equivalent shares assumed from conversion of options	830	112

Weighted average shares outstanding during the year, diluted basis	182,861	173,575

Basic earnings per share	$2.40	$5.56

Diluted earnings per share	$2.39	$5.55

Options to purchase 2,297,140 shares and 2,206,500 shares of the Company’s common stock for the years ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

Unaudited pro forma net earnings per share for the year ended December 31, 2004, has been calculated using the number of outstanding shares of FNF common stock as of a date prior to the distribution of FNF stock by Old FNF.

Transactions with Related Parties

Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A list of related party items included in revenues and expenses for the period from October 24 through December 31, 2006 is as follows:

2006
(In millions)

Revenues:
Agency title premiums earned	$22.4

Expenses:
Agency title commissions	$19.5
Data processing costs	17.6
Corporate services allocated	(1.5)
Title insurance information expense	5.1
Other real-estate related information	2.4
Software expense	3.1
Rental expense	0.7
License and cost sharing	1.2

Total expenses	$48.1

An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by us and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, FNF’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. For the period from October 24 through December 31, 2006, these FIS operations generated $22.4 million of revenues for FNF, which the Company recorded as agency title premiums and FNF paid FIS commissions at the rate of 88% of premiums generated, equal to $19.5 million.

From October 24 through December 31, 2006, FNF’s expenses included $17.6 million paid to a subsidiary of FIS for the provision by FIS to us of IT infrastructure support, data center management and related IT support services and $3.1 million in software expenses relating to an agreement with a subsidiary of FIS.

Historically, the Company has provided corporate services to FIS. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. From October 24 through December 31, 2006, FNF’s expenses were reduced by $1.5 million as a result of the provision of corporate services by the Company to FIS.

The title plant assets of several of FNF’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of FNF’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that FNF owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which FNF pays a fee to FIS based on its use of, or access to, the title plant. From October 24 through December 31, 2006, FNF’s expenses to FIS under these arrangements were $5.5 million. In addition, each of FNF’s applicable title insurance underwriters in turn receives a royalty on sales of access to its title plant assets. From October 24 through December 31, 2006, FNF’s revenues included title plant royalties of $0.4 million. FNF has entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not to re-sell) the starters databases and back plant databases of FNF’s title insurance subsidiaries. Starters databases are FNF’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of FNF’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. FNF also does business with additional entities within FIS that provide real estate

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information to its operations, for which it recorded expenses of $2.4 million from October 24, through December 31, 2006.

FNF also has certain license and cost sharing agreements with FIS, for which FNF’s expenses included $1.2 million from October 24 through December 31, 2006.

FNF’s expenses from October 24 through December 31, 2006 included expenses for a lease of office space to FNF for its corporate headquarters and business operations in the amount of $1.8 million and were reduced by $0.1 million for the lease of an aircraft to FIS.

FNF pays amounts to a subsidiary of FIS for capitalized software development and for title plant construction. During the period from October 24, 2006 through December 31, 2006, these amounts included capitalized software development costs of $1.9 million and capitalized title plant construction costs of $2.7 million.

The Company believes the amounts earned by it or charged to it under each of the foregoing arrangements are fair and reasonable. Although the commission rate paid on the title insurance premiums written by the FIS title agencies was set without negotiation, the Company believes the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, the Company believes that the fees charged to it by FIS are at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The IT infrastructure support and data center management services provided to the Company by FIS are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts the Company earned or were charged under these arrangements were not negotiated at arm’s length, and may not represent the terms that might have been obtained from an unrelated third party.

Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in the Company’s consolidated financial statements. Effective as of the beginning of 2003, the Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS 123, the Company elected to use the prospective method of transition, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Using this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. In accordance with the provisions of SFAS 123R, share-based compensation expense for 2005 and 2004 has not been restated. Net earnings reflect stock-based compensation expense amounts of $65.0 million, $34.1 million, and $21.5 million for the years ended December 31, 2006, 2005, and 2004, which are included in personnel costs in the reported financial results of each period. Included in the 2006 amount is a $24.5 million charge related to the vesting of performance based options at FIS for which the vesting criteria was met during the first quarter and a $0.3 million charge for accelerated vesting, which was approved by the compensation committee, of stock options and restricted stock shares granted to a director who resigned from the board of directors in the third quarter of 2006.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. For the year ended December 31, 2006, there was no difference between net earnings as reported and pro forma net earnings as calculated pursuant to SFAS 123 because, as of January 1, 2006, all stock-based compensation awards that were granted prior to our adoption of SFAS 123 were fully vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Net earnings, as reported	$964,106	$740,962
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147	13,522
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)	(15,227)

Pro forma net earnings	$962,962	$739,257

Earnings per share:
Basic — as reported on Consolidated Statements of Earnings	$5.56	$4.28
Basic — pro forma (2004 Unaudited)	$5.55	$4.27
Diluted — as reported on Consolidated Statements of Earnings	$5.55	$4.28
Diluted — pro forma (2004 Unaudited)	$5.55	$4.27

Derivative Financial Instruments

FIS accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. FIS engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. FIS designated these interest rate swaps as cash flow hedges. The estimated fair value of the cash flow hedges were recorded as an asset or liability and, prior to October 24, 2006, were included in the Consolidated Balance Sheets in prepaid expenses and other assets or accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. The amount included in accumulated other comprehensive earnings was reclassified into interest expense as a yield adjustment as interest expense on the debt was recognized. FIS’s cash flow hedges were highly effective and there was no impact on earnings due to hedge ineffectiveness. It was the policy of FIS to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

From September 2004 through October 2006, FIS also owned warrants to purchase additional shares relating to its investment in Covansys Corporation (“Covansys”). From September 2004 until March 25, 2005, FIS accounted for the warrants under SFAS No. 133 as the warrants were considered derivative instruments. At the date of the Covansys acquisition, the warrants were recorded at fair value aggregating $23.5 million. During the first quarter of 2005, FIS recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005 which was reflected in the Consolidated Statements of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants was then governed by the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and changes in the fair value of the warrants were recorded in other comprehensive earnings. During 2004, FIS did not engage in any hedging activities and thus recorded all derivative financial instruments at fair value in the Consolidated Balance Sheets and all changes in fair value were recognized in realized gains and losses in the Consolidated Statements of Earnings. During 2004, FIS’s derivative financial instruments were limited to the investment in warrants to purchase common stock of Covansys and certain put and call options relating to the minority interest in certain majority-owned subsidiaries.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2006, 2005 and 2004.

Management Estimates

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Reclassifications

Certain reclassifications have been made in the 2005 and 2004 Consolidated Financial Statements to conform to the classifications used in 2006.

B.	Acquisitions

The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no significant acquisitions in 2006 except for the acquisition of Certegy Inc. (“Certegy”) by FIS. (See “FIS Acquisitions” below.) All significant acquisitions in 2005 and 2004 were attributable to FIS and are no longer included in our Consolidated Financial Statements after the closing of the SEDA.

Cascade Timberlands LLC

The Company began purchasing equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) in March 2006. As of December 31, 2006, the Company had acquired approximately 71% of Cascade Timberlands for $89.2 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.

Acquisition of Equity Interest in Sedgwick

On January 31, 2006, the Company, along with its equity partners, Thomas H. Lee Partners (“THL”) and Evercore Capital Partners, completed an acquisition of Sedgwick CMS Holdings, Inc. (“Sedgwick”). The Company acquired an approximately 40% interest in Sedgwick for approximately $126 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities. In September 2006, the Company invested an additional $6.8 million in Sedgwick, but maintained its 40% interest.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Link, L.P.

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

American Pioneer Title Insurance Company

On March 22, 2004, the Company acquired American Pioneer Title Insurance Company (“APTIC”) for $115.2 million in cash. APTIC is a 45-state licensed title insurance underwriter with significant agency operations and computerized title plant assets in Florida. APTIC was subsequently renamed Ticor Title Insurance Company of Florida and operates under the Company’s Ticor Title brand.

FIS Acquisitions

As a result of the 2006 Distribution, the results of operations of FIS acquisitions are not reflected in the Company’s financial statements for periods after October 23, 2006.

Certegy Inc.

On September 14, 2005, the Company through Fidelity National Information Services, Inc. (“Former FIS”) entered into a definitive merger agreement with Certegy under which Former FIS and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the merger which was subsequently consummated on February 1, 2006.

Generally accepted accounting principles in the U.S. require that one of the two companies in the transaction be designated as the acquirer for accounting purposes. FIS was designated as the accounting acquirer because immediately after the merger its shareholders held more than 50% of the common stock of the combined company. As a result, the merger was accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, FIS was considered the acquiring entity and Certegy was considered the acquired entity for financial reporting purposes.

The purchase price was based on the number of outstanding shares of common stock of Certegy on February 1, 2006, the date of consummation of the merger, valued at $33.38 per share (which was the average of the trading price of Certegy common stock two days before and two days after the announcement of the merger on September 15, 2005 of $37.13, less the $3.75 per share special dividend declared prior to closing). The purchase price also included the estimated fair value of Certegy’s stock options and restricted stock units outstanding at the transaction date.

The total purchase price was as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options	54.2
FIS’s estimated transaction costs	5.9

$2,181.1

The transaction was accounted for by FIS under the purchase method of accounting, and as a result, the purchase price was allocated to Certegy’s tangible and identifiable intangible assets acquired and liabilities assumed

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on their fair values as of February 1, 2006. Goodwill was recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation was as follows (in millions):

Tangible assets	$826.8
Computer software	131.6
Intangible assets	653.5
Goodwill	1,951.7
Liabilities assumed	(1,382.5)

Total purchase price	$2,181.1

Also, the merger triggered the performance criteria relating to FIS’s stock option grant made in March 2005 and these awards vested when the trading value of the Company’s stock remained above $31.27 for 45 days following the Merger. As a result, the Company recorded a charge of $24.5 million in the first nine months of 2006.

InterCept, Inc.

On November 8, 2004, the Company acquired all of the outstanding stock of InterCept, Inc. (“InterCept”) for $18.90 per share. The total purchase price was $419.4 million and was paid by $407.3 million of cash with the remaining purchase price relating to the issuance of Company options for vested InterCept options. InterCept provides both outsourced and in-house, fully integrated core banking solutions for community banks, including loan and deposit processing and general ledger and financial accounting operations. InterCept also operates significant item processing and check imaging operations, providing imaging for customer statements, clearing and settlement, reconciliation and automated exception processing in both outsourced and in-house relationships for customers.

The assets acquired and liabilities assumed in the InterCept acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$83,533
Intangible assets acquired at fair value	125,795
Goodwill	267,079
Liabilities assumed at fair value	(57,048)

Total purchase price	$419,359

Aurum Technology, Inc.

On March 11, 2004, the Company acquired Aurum Technology, Inc. (“Aurum”) for $306.4 million, comprised of $185.0 million in cash and the issuance of 3,144,390 shares of the Company’s common stock valued using the average closing prices over the five day period beginning two days before and ending two days after the valuation date, which was $121.4 million. Aurum is a provider of outsourced and in-house information technology solutions for the community bank and credit union markets.

The assets acquired and liabilities assumed in the Aurum acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$64,301
Intangible assets acquired at fair value	44,803
Goodwill	255,399
Liabilities assumed at fair value	(58,134)

Total purchase price	$306,369

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sanchez Computer Associates, Inc.

On April 14, 2004, the Company acquired Sanchez Computer Associates, Inc. (“Sanchez”) for $183.7 million, comprised of $88.1 million in cash and the issuance of 2,267,290 shares of the Company’s common stock valued using the average closing prices over the five day period beginning two days before and ending two days after the valuation date, which was approximately $88.1 million with the remaining purchase price of $7.5 million relating to the issuance of the Company’s stock options for vested Sanchez stock options. Sanchez develops and markets scalable and integrated software and services that provide banking, customer integration, outsourcing and wealth management solutions to financial institutions in several countries.

The assets acquired and liabilities assumed in the Sanchez acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$57,993
Intangible assets acquired at fair value	19,638
Goodwill	127,630
Liabilities assumed at fair value	(21,591)

Total purchase price	$183,670

Kordoba

On September 30, 2004, the Company acquired a 74.9% interest in KORDOBA Gesellschaft fur Bankensoftware mbH & Co. KG, Munich (“Kordoba”), a provider of core processing software and outsourcing solutions to the German banking market, from Siemens Business Services GmbH & Co. OHG. The acquisition price was $123.6 million in cash. The Company recorded the Kordoba acquisition based on its proportional share of the fair value of the assets acquired and liabilities assumed on the purchase date. On September 30, 2005, the Company purchased the remaining 25.1% of Kordoba that it did not already own for $39.7 million.

The assets acquired and liabilities assumed in the Kordoba acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value	$156,977
Intangible assets acquired at fair value	35,372
Goodwill	105,664
Liabilities assumed at fair value	(134,767)

Total purchase price	$163,246

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Investments

The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity investments (available for sale):
U.S. government and agencies	$1,054,679	$1,063,572	$4,263	$(13,156)	$1,054,679
States and political subdivisions	1,162,076	1,171,093	1,648	(10,665)	1,162,076
Corporate debt securities	650,788	657,755	5,596	(12,563)	650,788
Foreign government bonds	34,397	34,670	61	(334)	34,397
Mortgage-backed securities	24	23	1	—	24

	$2,901,964	$2,927,113	$11,569	$(36,718)	$2,901,964

	December 31, 2005
	Carrying	Amortized	Unrealized	Unrealized	Gross Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$956,259	$974,366	$199	$(18,306)	$956,259
States and political subdivisions	1,410,743	1,421,098	1,686	(12,041)	1,410,743
Corporate debt securities	681,510	694,414	527	(13,431)	681,510
Foreign government bonds	26,060	26,389	7	(336)	26,060
Mortgage-backed securities	45	43	2	—	45

	$3,074,617	$3,116,310	$2,421	$(44,114)	$3,074,617

The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2006, 2005, and 2004 was $16.5 million, $(44.4) million, and $(27.1) million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2006:

	December 31, 2006
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)

One year or less	$448,409	15.3%	$445,391	15.4%
After one year through five years	1,176,741	40.2	1,161,353	40.0
After five years through ten years	980,315	33.5	972,565	33.5
After ten years	321,625	11.0	322,631	11.1
Mortgage-backed securities	23	—	24	—

	$2,927,113	100.0%	$2,901,964	100.0%

Subject to call	$402,515	13.8%	$402,635	13.9%

Fixed maturity securities valued at approximately $115.5 million and $109.7 million were on deposit with various governmental authorities at December 31, 2006 and 2005, respectively, as required by law.

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2006 and 2005 consisted of investments in various industry groups at a cost basis of $216.7 million and $222.5 million, respectively, and fair value of $207.3 million and $210.2 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2006 or 2005.

The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2006, gross unrealized gains and gross unrealized losses on equity securities were $4.4 million and $13.7 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $7.7 million and $20.0 million, respectively, as of December 31, 2005.

The change in unrealized gains (losses) on equity securities for the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $(19.0) million, and $(6.0) million, respectively.

Interest and investment income consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash and cash equivalents	$36,371	$18,344	$3,262
Fixed maturity securities	112,523	86,348	58,960
Equity securities	8,725	2,445	474
Short-term investments	29,141	37,859	6,735
Other	21,549	(30)	1,261

Total	$208,309	$144,966	$70,692

During the second quarter of 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2006 and 2005, the Company had short-term security loans outstanding with values of $305.3 million and $138.7 million, respectively,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in accounts payable and accrued liabilities and the Company held cash in the same amounts as collateral for the loaned securities.

Net realized gains amounted to $18.6 million, $359.3 million, and $37.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in 2005 was a $318.2 million gain on the sale of a minority interest in FIS. Included in 2004 were gains related to the Company’s investment in Covansys warrants of $16.2 million

During the years ended December 31, 2006, 2005 and 2004, gross realized gains on sales of fixed maturity securities considered available for sale were $1.2 million, $4.9 million, and $8.9 million, respectively; gross realized losses were $1.2 million, $1.4 million, and $0.2 million, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $2,476.9 million, $2,539.3 million, and $2,305.8 million during the years ended December 31, 2006, 2005 and 2004, respectively.

During the years ended December 31, 2006, 2005 and 2004, gross realized gains on sales of equity securities considered available for sale were $49.3 million, $57.1 million, and $65.8 million, respectively; and gross realized losses were $29.4 million, $30.5 million, and $52.3 million, respectively. Gross proceeds from the sale of equity securities amounted to $807.3 million, $648.5 million, and $723.9 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 were as follows:

2006

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$29,400	$(178)	$798,510	$(12,978)	$827,910	$(13,156)
States and political subdivisions	167,192	(786)	715,813	(9,879)	883,005	(10,665)
Corporate debt securities	148,152	(868)	442,080	(11,695)	590,232	(12,563)
Foreign securities	6,341	(11)	23,564	(323)	29,905	(334)
Equity securities	146,464	(12,657)	12,521	(1,091)	158,985	(13,748)

Total temporarily impaired securities	$497,549	$(14,500)	$1,992,488	$(35,966)	$2,490,037	$(50,466)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$408,001	$(7,759)	$528,054	$(10,547)	$936,055	$(18,306)
States and political subdivisions	666,472	(7,758)	181,420	(4,283)	847,892	(12,041)
Corporate debt securities	340,239	(7,300)	258,694	(6,131)	598,933	(13,431)
Foreign securities	24,686	(336)	—	—	24,686	(336)
Equity securities	102,016	(19,232)	7,307	(803)	109,323	(20,035)

Total temporarily impaired securities	$1,541,414	$(42,385)	$975,475	$(21,764)	$2,516,889	$(64,149)

A substantial portion of the Company’s unrealized losses greater than twelve months relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary. During 2006 and 2005, the Company incurred impairment charges relating to investments that it determined to be other than temporarily impaired, which resulted in charges of $9.1 million and $8.3 million, respectively.

D.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Land	$90,711	$11,465
Buildings	40,821	110,006
Leasehold improvements	75,650	101,325
Furniture, fixtures and equipment	408,115	643,371

	615,297	866,167
Accumulated depreciation and amortization	(360,947)	(491,015)

	$254,350	$375,152

Property and equipment at December 31, 2006 does not include any property and equipment of FIS. Property and equipment at December 31, 2005 includes property and equipment of FIS of $215.0 million, net of accumulated depreciation, which is made up of $9.2 million of land, $99.2 million of buildings, $36.4 million of leasehold improvements, $278.1 million of furniture, fixtures, and equipment, and $(207.8) million in accumulated depreciation. See “Old FNF Asset Contribution and Stock Distribution” in Note A.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Goodwill

Goodwill consists of the following:

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Total
	(Dollars in thousands)

Balance, December 31, 2004	$959,600	$1,757,757	$22,669	$58,223	$2,798,249
Goodwill acquired during the year	91,926	29,956	1,173	(47,443)	75,612

Balance, December 31, 2005	1,051,526	1,787,713	23,842	10,780	2,873,861
Goodwill acquired during the year	36,287	1,926,583		31,863	1,994,733
Distribution of FIS	—	(3,714,296)	—	—	(3,714,296)

Balance, December 31, 2006	$1,087,813	$—	$23,842	$42,643	$1,154,298

F.	Other Intangible Assets

Other intangible assets consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Customer relationships and contracts	$147,351	$936,208
Other	28,030	55,108

	175,381	991,316
Accumulated amortization	(79,594)	(349,896)

	$95,787	$641,420

Other intangible assets at December 31, 2006 does not include any intangible assets of FIS. Other intangible assets at December 31, 2005 includes FIS other intangible assets of $536.1 million, net of accumulated amortization, which is made up of $783.7 million in customer relationships and contracts, $45.1 million in other, and $(292.7) million in accumulated amortization. See “Old FNF Asset Contribution and Stock Distribution” in Note A.

Amortization expense for amortizable intangible assets which consist primarily of customer relationships was $162.0 million, $145.7 million, and $124.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2006, is $21.3 million in 2007, $16.5 million in 2008, $11.9 million in 2009, $9.5 million in 2010 and $6.7 million in 2011.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Salaries and incentives	$164,281	$320,378
Accrued benefits	215,943	294,239
Security loans	316,019	143,412
Trade accounts payable	44,959	84,581
Accrued recording fees and transfer taxes	38,699	46,180
Accrued premium taxes	27,950	36,122
Other accrued liabilities	129,836	316,948

	$937,687	$1,241,860

Accounts payable and accrued liabilities at December 31, 2006 does not include any accounts payable and accrued liabilities of FIS. Accounts payable and accrued liabilities at December 31, 2005 includes accounts payable and other liabilities of FIS of $371.4 million, made up of $117.4 million of salaries and incentives, $46.5 million of accrued benefits, $43.6 million of trade accounts payable, and $163.9 million in other accrued liabilities. See “Old FNF Asset Contribution and Stock Distribution” in Note A.

H.	Notes Payable

Notes payable consist of the following:

	December 31,	December 31,
	2006	2005

Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	$240,881	$249,437
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	248,849	248,651
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.36%, unused portion of $800 million at December 31, 2006	—	—
FNT Syndicated credit agreement, unsecured, at LIBOR plus 0.5%, repaid and terminated October 24, 2006	—	100,000
FIS Term Loan A Facility, secured, interest payable at LIBOR plus 1.50%, 0.25% quarterly principal amortization, due March, 2011	—	794,000
FIS Term Loan B Facility, secured, interest payable at LIBOR plus 1.75%, 0.25% quarterly principal amortization, due March, 2013	—	1,760,000
Other promissory notes with various interest rates and maturities	1,437	64,931

	$491,167	$3,217,019

The carrying value of the Company’s notes payable was approximately $6.9 million lower than its estimated fair value at December 31, 2006. At December 31, 2005, the carrying value of the Company’s outstanding notes payable was approximately $22.5 million lower than its estimated fair value. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2006 and 2005. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (the “FNT Credit Agreement”). The FNT Credit Agreement was repaid and terminated on October 24, 2006.

Effective October 24, 2006, the Company entered into a new credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and other financial institutions party thereto. The New Credit Agreement provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. The Company has the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to LIBOR plus a margin of between 0.23%-0.675%, depending on the Company’s then current senior unsecured long-term debt rating from the rating agencies. In addition, the Company will pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on the Company’s senior unsecured long-term debt rating.

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

On August 20, 2001, Old FNF completed a public offering of $250.0 million aggregate principal amount of 7.3% notes due August 15, 2011. The notes were priced at 99.597% of par to yield 7.358% annual interest. As such, the Company recorded a discount of $1.0 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense over 10 years, the term of the notes. The Company received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the amount outstanding under a prior credit agreement. Interest is payable semiannually.

On March 11, 2003, Old FNF issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. The notes were priced at 99.247% of par to yield 5.433% annual interest. As such, the Company recorded a discount of $1.9 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense over 10 years, the term of the notes. The Company received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS. Interest is payable semiannually and the notes are due in March 2013.

On January 17, 2006, $241.3 million aggregate principal amount of the Old FNF 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the Old FNF 5.25% notes due 2013 were validly exchanged for FNF notes. The remaining principal amount of $8.7 million of the Old FNF 7.30% notes has been validly redeemed and cancelled.

The Company’s notes payable at December 31, 2005 included the long-term debt of FIS which is no longer an obligation of FNF.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal maturities of notes payable at December 31, 2006, are as follows (dollars in thousands):

2007	$1,437
2008	—
2009	—
2010	—
2011	240,881
Thereafter	248,849

$491,167

I.	Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current	$331,327	$492,633	$427,623
Deferred	19,544	80,758	10,491

	$350,871	$573,391	$438,114

The aggregate amounts above include income tax expense attributable to FIS operations of $118.4 million, $111.1 million, and $116.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2006	2005	2004

Statement of earnings	$350,871	$573,391	$438,114

Other comprehensive income:
Changes in unrealized foreign currency translation gains	(62)	(547)	741
Minimum pension liability adjustment	3,956	(1,966)	(6,909)
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	15,190	(12,876)	5,720
Reclassification adjustment for realized (gains) losses included net earnings	(7,940)	11,103	(17,770)

Total income tax expense (benefit) allocated to other comprehensive income	11,144	(4,286)	(18,218)
Additional paid-in capital (exercise of stock options)	(81,776)	(34,844)	(36,085)

Total income taxes	$280,239	$534,261	$383,811

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.4)	(1.6)	(1.2)
Non-taxable gain on sale of minority interest in FIS	—	(6.9)	—
Deductible dividends paid to FNF 401(k) plan	(0.4)	(1.5)	—
Tax exempt interest income	(2.4)	(1.2)	(0.8)
Tax gain related to distribution of FNT	—	5.9	—
State income taxes	4.1	4.5	3.5
Non-deductible expenses	2.3	1.4	0.5

	37.2%	35.6%	37.0%

The significant components of deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred Tax Assets:
Employee benefit accruals	$58,504	$80,603
Net operating loss carryforward	—	43,490
Deferred revenue	—	87,129
Pension	12,937	20,637
Accrued liabilities	9,120	19,763
State income taxes	10,661	23,121
Foreign tax credit	—	11,052
Other	7,507	20,901
Investment securities	5,907	13,736

	104,636	320,432
Less: Valuation allowance	—	(9,548)

Total deferred tax assets	104,636	310,884

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(25,640)	(152,014)
Title plant	(60,118)	(60,933)
Other	(7,065)	(61,292)
Deferred charges	—	(54,790)
Depreciation	(13,660)	(53,632)
Insurance reserve discounting	(28,340)	(49,138)
Lease accounting	(1,522)	(4,623)
Bad debts	(11,944)	(5,308)

Total deferred tax liabilities	(148,289)	(441,730)

Net deferred tax liability	$(43,653)	$(130,846)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The net deferred tax liability at December 31, 2005 includes a net liability of $72.7 million attributable to the operations of FIS.

Tax benefits of $81.8 million, $34.8 million, and $36.1 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to stockholders’ equity for the years ended December 31, 2006, 2005 and 2004, respectively.

The Internal Revenue Service selected the Company to participate in a new pilot program (Compliance Assurance Program or CAP) that is a real-time audit for 2005 and future tax years. In November 2006, the Internal Revenue Service completed its examination of the Company’s tax returns for years 2002 through 2005, resulting in no significant adjustments to the Company’s previously filed tax positions; any additional payments or refunds for prior year returns did not adversely affect the Company’s financial position or results of operations. Currently, the only year that the Company has open for IRS audit is 2006. The implementation of FIN 48 will have no material impact on the financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	Summary of Reserve for Claim Losses

A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Beginning balance	$1,113,506	$1,000,474	$945,237
Reserves assumed/transferred(1)	(8,515)	1,000	38,597
Claim loss provision related to:
Current year	454,507	441,291	328,934
Prior years	31,827	39,265	(17,018)

Total claim loss provision	486,334	480,556	311,916
Claims paid, net of recoupments related to:
Current year	(111,708)	(95,591)	(59,915)
Prior years	(258,981)	(272,933)	(235,361)

Total claims paid, net of recoupments	(370,689)	(368,524)	(295,276)

Ending balance	$1,220,636	$1,113,506	$1,000,474

Ending balance of FNT claim loss reserves for title insurance only	$1,154,872	$1,068,072	$987,076

Provision for claim losses for FNT as a percentage of title insurance premiums only	7.5%	7.2%	5.5%

(1)	In 2006, the Company transferred $8.5 million in reserves to FIS in connection with the distribution of FIS. The Company assumed the outstanding reserve for claim losses of Service Link and APTIC in connection with their acquisitions in 2005 and 2004, respectively.

Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The prior year title loss provision amounts were favorable in 2004 and unfavorable in 2005 and 2006. Estimated ultimate losses increased for several policy years due to changes in claim reporting and payment patterns in 2005 and 2006. In response to the unfavorable prior year development, as well as to address higher expected costs for policies issued in 2005 and 2006, the title loss provision amounts as a percentage of title premiums increased in 2005 and 2006.

K.	Commitments and Contingencies

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Several class actions are pending in Alabama, Connecticut, Florida, Ohio, New Mexico, New Hampshire, Pennsylvania and Washington alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend the actions.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A class action in Connecticut alleges that the Company uses unauthorized agents in violation of state law. The suit seeks compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The Company intends to vigorously defend this action.

A class action in California alleges that the Company participated in a fraudulent loan scheme with mortgage brokers. The suit seeks compensatory damages, and attorney’s fees. The Company intends to vigorously defend this action.

Two class actions, one in Michigan and one in Ohio, allege the Company has violated RESPA by engaging in affiliated business arrangements in violation of RESPA. The suits seek to recover three times the title charges, interest and attorney’s fees. The Company intends to vigorously defend these actions.

A class action in Washington alleges that the Company has violated state law by making prohibited payments for the referral of business, thereby increasing the cost of title insurance to consumers. The suit seeks compensatory damages, and attorney’s fees. The Company intends to vigorously defend this action.

Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces, bills have been filed that ostensibly would affect the way we do business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations. In Missouri, a class action is pending alleging that certain acts performed by the Company in closing real estate transactions are the unlawful practice of law. The Company intends to vigorously defend this action.

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

On February 16, 2007, CTIC received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed in 2000 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into an Order with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of Insurance in connection with their investigations of matters relating to these loans. Under the Order, the Company agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability, CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following HUD’s investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. To date, the Company is not aware of any violations of the bank fraud laws on the part of CTIC or any of its employees. CTIC has agreed to launch an internal investigation, and to report thereon to the U.S. Attorney’s office. In the event that CTIC were to be indicted, the consequences to the Company could materially adversely affect its business.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2006, the Company and its subsidiaries settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and were required to reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) in 2007 where all rates will be considered industry-wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on the Company’s earnings. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.

Further, in 2006, U.S. Representative Oxley, the Chairman of the House Financial Services Committee, asked the Government Accountability Office (the GAO) to investigate the title insurance industry. Representative Oxley stated that the Committee is concerned about payments that certain title insurers have made to developers, lenders and real estate agents for referrals of title insurance business. Representative Oxley asked the GAO to examine, among other things, the foregoing relationships and the levels of pricing and competition in the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The GAO’s report is expected in the spring of 2007. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect its business or results of operations.

In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (“OAL”) proposed regulations that would have significant effects on the title insurance industry in California. Among other things, these regulations would set “maximum” rates, effective as of October 1, 2009, for title and escrow using industry data to be reported through the statistical plan described below and published by the California Department of Insurance (the “CDI”). In addition, the new regulations would establish an interim reduction of all title and escrow rates effective October 1, 2009 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2009. These interim rate reductions are intended to roll rates

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

back so that in effect, premiums are charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. Although FNF is continuing to evaluate the effect that these regulations would have on its business and its financial results, FNF is concerned that the reduced rates and maximum rate caps set by the California Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the proposed California regulations contemplate the creation of a detailed statistical plan, requiring data to be collected by each title insurer, underwritten title company, and controlled escrow company at the individual transaction level beginning on January 1, 2008. The statistical plan would also require that all expenses be allocated among 18 “activities,” such as title search/examination, preliminary report issuance, general management, customer support, sales, recording of documents, and escrow document production. The data collected under the statistical plan would be submitted annually to the CDI beginning on April 30, 2009. Compliance with the data collection and reporting requirements of the California Regulations, if adopted, would necessitate a significant revision and augmentation of the Company’s existing data collection and accounting systems before January 1, 2008, and would require a significant expenditure to comply with the April 30, 2009 deadline. The proposed required rate reductions and maximum rates would significantly reduce the title insurance rates that the Company’s subsidiaries can charge, and would likely have a significant negative impact on the Company’s California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact the Company’s cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for the Company. On February 21, 2007, the OAL disapproved the proposed California Regulations and requested certain clarifications from the CDI. On February 22, 2007, the CDI announced its intention to move forward expeditiously to satisfy the OAL’s request in consultation with consumer groups and the title industry and resubmit the regulations for approval.

In addition, the Florida Office of Insurance Regulation (the “OIR”) has recently released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes us. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to establish and govern the annual collection of statistical data and has said that it will use the information gathered to begin a full review of the title insurance rates charged in Florida.

The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms.

As a condition to the 2006 Distribution, Old FNF received a ruling from the Internal Revenue Service and an opinion from a nationally recognized accounting firm, together to the effect that the 2006 Distribution would be tax free for both Old FNF and the stockholders of Old FNF under Section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling are untrue or incomplete in any respect, then the ruling may not be relied upon. The accounting firm’s opinion is based on, among other things, certain assumptions and representations as to factual matters made by Old FNF and FNT, which, if incorrect or inaccurate in any respect, could prevent those opinions from being relied upon. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

The 2006 Distribution would become taxable to Old FNF (and to its successor after the merger, FIS) pursuant to Section 355(e) of the Internal Revenue Code if 50% or more of the shares of either Old FNF common stock (taking into account FIS common stock, as successor to FNF after the merger) or 50% or more of the FNT common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the 2006 Distribution. Because the Old FNF stockholders owned more than 50% of the FIS common stock following the merger, the merger, standing alone, would not cause the distribution to be taxable to Old FNF under Section 355(e).

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, if the Internal Revenue Service successfully asserted that acquisitions of Old FNF common stock or FIS common stock, either before or after the distribution, were part of a plan or series of related transactions that included the 2006 Distribution, such determination likely would result in the recognition of gain by Old FNF under Section 355(e) taking into account that the merger resulted in an acquisition of approximately 49% of the stock of FIS pursuant to a plan that includes the 2006 Distribution. In any such case, the gain recognized by Old FNF would equal the fair market value of all of the stock in FNT that Old FNF owned (including the FNT common stock Old FNF received for the Asset Contribution to FNT) immediately prior to the 2006 Distribution minus Old FNF’s basis in the stock of FNT. Old FNF estimated the resulting tax on such gain to be in the range of $150 million and possibly greater depending on, among other things, the value of the FNT stock at the time of the distribution. Under the agreements executed by the parties, FNT would generally be required to indemnify FIS (as successor to Old FNF after the merger) against tax-related losses to FIS that arise if the distribution were to become taxable under Section 355(e). However, FIS would be required to indemnify FNT if FIS had taken certain actions within its control that caused the 2006 Distribution to be taxable. If Section 355(e) were to cause the 2006 Distribution to be taxable to Old FNF and indemnifiable by FNT or FIS, the 2006 Distribution would remain tax free to Old FNF’s stockholders, assuming the other requirements of Section 355 were otherwise satisfied.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $8.9 billion at December 31, 2006. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2006 and 2005 related to these arrangements.

Future minimum operating lease payments are as follows (dollars in thousands):

2007	$130,450
2008	102,532
2009	73,057
2010	46,848
2011	26,149
Thereafter	88,725

Total future minimum operating lease payments	$467,761

Rent expense incurred under operating leases during the years ended December 31, 2006, 2005 and 2004, was $224.4 million, $208.3 million, and $197.3 million, respectively.

On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2006, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The leases include guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and also declines to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The Company has no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been included in other operating expenses in the Consolidated Statements of Earnings after the end of the construction period.

The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with the assets leased to the Company. This is because the assets leased do not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.

L.	Regulation and Stockholders’ Equity

The Company’s insurance subsidiaries, including title insurers, property and casualty insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which the Company transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules.

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly our Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted. See Note K for a description of certain recent regulatory developments in California and other states.

Pursuant to statutory accounting requirements of the various states in which the Company’s insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2006, the combined statutory unearned premium reserve required and reported for the Company’s title insurers was $1,398.3 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.

Each of the Company’s insurance subsidiaries is regulated by the insurance regulatory authority in its respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile are the primary regulators of the Company’s title insurance subsidiaries. Each of the insurers is subject to periodic regulatory financial examination by regulatory authorities, and certain of these examinations are currently ongoing.

The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2006, $1,995.5 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2007, the Company’s title insurers can pay or make distributions to the Company of approximately $264.8 million, without prior approval.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined statutory capital and surplus of the Company’s title insurers was $860.3 million and $852.2 million as of December 31, 2006 and 2005, respectively. The combined statutory net earnings of the Company’s title insurance subsidiaries were $413.8 million and $400.4 million for the years ended December 31, 2006 and 2005, respectively.

As a condition to continued authority to underwrite policies in the states in which the Company’s insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.

Pursuant to statutory requirements of the various states in which the Company’s insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of the Company’s underwriters has complied with the minimum statutory requirements as of December 31, 2006.

The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of the Company’s underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2006.

On October 25, 2006, the Company’s Board of Directors approved a three-year stock repurchase program under which the Company can repurchase up to 25 million shares of its common stock. The Company may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. There were no repurchases of the Company’s common stock under this plan in 2006.

M.	Employee Benefit Plans

Stock Purchase Plan

During the three-year period ended December 31, 2006, eligible employees of the Company and its subsidiaries could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by the Company and its subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company and its subsidiaries contribute varying amounts as specified in the ESPPs. The Company and its subsidiaries contributed $24.5 million $21.9 million, and $16.5 million to the ESPPs in the years ended December 31, 2006, 2005, and 2004, respectively, in accordance with the employer’s matching contribution.

401(k) Profit Sharing Plan

During the three-year period ended December 31, 2006, the Company and its subsidiaries have offered their employees the opportunity to participate in 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all Fidelity employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company and its subsidiaries match 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plans for the years ended December 31, 2006, 2005 and 2004 was $39.5 million, $40.0 million and $33.5 million, respectively.

Stock Option Plans

In connection with the 2005 distribution of FNT stock by Old FNF, the Company established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace FNF options and restricted stock per the SEDA. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2006, there were 2,596,649 shares of restricted stock and 14,052,046 stock options outstanding under this plan.

On October 24, 2006, as part of the closing of the SEDA and spin-off from Old FNF, the Company granted options and restricted stock to replace Old FNF options and Old FNF restricted stock to its employees. The Company issued approximately 10.0 million options with a weighted average strike price of $10.47 per share to replace 5.0 million outstanding Old FNF options granted out of the historical FNF plans in an intrinsic value swap. The Company also issued approximately 0.7 million shares of restricted stock to employees as part of the distribution and to replace Old FNF restricted stock. During 2006, at the closing of the SEDA the Company also granted 790,000 shares of restricted stock to certain executive officers and the board of directors. Subsequent to the closing of the SEDA, the Company also granted 754,500 shares of restricted stock to other officers and employees and 2,116,500 options to other officers and employees.

A detail of Old FNF option activity from December 31, 2003 through the closing of the SEDA transaction on October 24, 2006 is as follows:

		Weighted Average
	Options	Exercise Price		Exercisable

Balance, December 31, 2003	13,758,428	$12.84		11,247,929
Options assumed in Sanchez acquisition	1,024,588	41.69
Options assumed in InterCept acquisition	1,708,155	41.73
Granted	4,381,490	37.04
Exercised	(5,039,608)	14.22
Cancelled	(310,422)	12.78

Balance, December 31, 2004	15,522,631	$23.76		10,538,213
Granted	907,500	34.94
Issued as part of equity restructuring	4,782,719	—	(a)
Exercised	(3,665,000)	14.27
Cancelled	(1,657,557)	41.41

Balance, December 31, 2005	15,890,293	$18.47		11,480,299
Granted	183,500	39.20
Exercised	(8,403,694)	12.40
Cancelled	(204,894)	38.15

Balance, October 24, 2006	7,465,205	$24.19		5,017,779

(a)	Upon payment of the $10.00 special dividend in the first quarter of 2005 and the FNT distribution in the fourth quarter of 2005, the Company’s outstanding stock options were equitably adjusted to take into account the payment of the $10.00 special dividend and $4.06 adjustment relating to the FNT distribution in respect of each share of the Company’s common stock. The purpose of the adjustment was to keep the intrinsic value of the options after the dividend the same as the intrinsic value of the options before the dividend, which was accomplished by dividing the exercise price of each option, and multiplying the number of shares subject to each option, by a ratio obtained by dividing the market price of a share of common stock before giving effect to the dividend by the market price after giving effect to the dividend.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the closing of the SEDA transaction on October 24, former Old FNF options and restricted stock held by employees of the Company were converted in an intrinsic value swap to options and restricted stock of the Company as noted above. Options and restricted stock held by FIS employees were converted into FIS options and restricted stock.

Stock option transactions under the Current Omnibus Plan for 2005 and 2006 were as follows:

		Weighted Average
	Options	Exercise Price	Exercisable

Granted in 2005	2,206,500	21.90

Balance, December 31, 2005	2,206,500	$21.90	—
Granted	2,116,500	23.40
Granted in SEDA	10,009,967	10.47
Exercised	(158,116)	10.08
Cancelled	(33,441)	5.01

Balance, December 31, 2006	14,141,410	$14.55	7,406,280

Restricted stock transactions under the Omnibus Plan in 2006 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Granted in 2005	777,500	21.90

Balance, December 31, 2005	777,500	$21.90
Granted	1,544,500	22.82
Granted in SEDA	702,620	15.14
Cancelled	(11,250)	21.90
Vested	(416,721)	17.13

Balance, December 31, 2006	2,596,649	$21.38

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2006:

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In thousands)				(In thousands)

$ 0.02 — 4.93	2,313,538	3.43	$3.13	$48,006	2,313,538	3.43	$3.13	$48,002
4.94 — 12.52	1,681,858	5.50	7.99	26,718	1,586,849	5.51	7.72	25,644
12.53 — 12.77	2,942,929	5.70	12.77	32,708	1,632,271	5.70	12.77	18,141
12.78 — 16.65	1,647,732	5.79	16.65	11,913	1,098,519	5.79	16.65	7,942
16.66 — 20.92	1,167,975	7.96	17.80	7,096	223,478	7.77	17.67	1,389
20.93 — 22.22	2,310,878	8.83	21.88	4,629	551,625	8.81	21.90	1,092
22.23 — 23.44	2,076,500	9.98	23.44	914	—	—	—	—

$ 0.02 — 23.44	14,141,410	6.64	$14.55	$131,984	7,406,280	5.26	$10.08	$102,210

During the first quarter of 2006, the Company began accounting for stock based compensation under the provisions of SFAS No. 123R issued in December 2004 under the modified prospective method. Previous to this adoption, the Company had adopted the fair value recognition provisions of SFAS No. 123, for stock-based

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee compensation in 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. In 2003, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair value method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. The adoption of SFAS 123R using the modified prospective method did not have a material impact on the Company’s financial position or results of operations for 2006 as all options that were previously accounted for under the intrinsic value method were fully vested as of December 31, 2005. During 2006, 2005 and 2004, the Company recorded stock-based compensation expense of $65.0 million, $34.1 million and $21.5 million, respectively, in connection with grants of restricted stock and stock options which is included in personnel costs in the reported financial results. During the third quarter of 2006 the compensation committee approved the immediate vesting of stock options and restricted stock shares previously granted to a director who retired from the board of directors in the third quarter. Stock based compensation expense for 2006 includes a $0.3 million charge for this acceleration of vesting. Also in 2006, stock based compensation expense included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the first quarter.

Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Old FNF options granted prior to the closing of the SEDA

The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rate used for options granted during 2006, 2005 and 2004 was 4.9%, 4.1%, and 3.2%, respectively. A volatility factor for the expected market price of the common stock of 28%, 27%, and 34% were used for options granted in 2006, 2005 and 2004, respectively. The expected dividend yield used for 2006, 2005 and 2004 was 2.6%, 2.4%, and 2.5%, respectively. A weighted average expected life of 4.1 years, 4.0 years, and 3.8 years was used for 2006, 2005 and 2004, respectively. The weighted average fair value of each option granted during 2006, 2005 and 2004 was $9.25 , $8.56, and $10.71 ( $4.66, $4.32, and $5.40 as adjusted for the SEDA intrinsic value conversion) respectively.

FNF options granted from the 2005 OmnibusPlan

The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. The risk free interest rate used for options granted during 2006 and 2005 was 4.6% and 4.3%, respectively. A volatility factor for the expected market price of the common stock of 29% and 28% were used for options granted in 2006 and 2005, respectively. The expected dividend yield used for 2006 and 2005 was 5.1%, 4.6%, respectively. A weighted average expected life of 4.4 years and 4.0 years was used for 2006 and 2005, respectively. The weighted average fair value of each option granted during 2006 and 2005 was $4.23 and $3.98, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. For the year ended December 31, 2006, there was no difference between net earnings as reported and pro forma net earnings as calculated pursuant to SFAS 123 because, as of January 1, 2006, all stock-based compensation awards that were granted prior to our adoption of SFAS 123 were fully vested. The following

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Net earnings, as reported	$964,106	$740,962
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147	13,522
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)	(15,227)

Pro forma net earnings	$962,962	$739,257

Earnings per share:
Basic — as reported	$5.56	$4.28
Basic — pro forma	$5.55	$4.27
Diluted — as reported	$5.55	$4.28
Diluted — pro forma	$5.55	$4.27

At December 31, 2006, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants was $74.6 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.9 years.

Pension Plans

In connection with the Chicago Title merger, the Company assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”).

The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary.

The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company’s Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)

Change in Benefit Obligation:
Net benefit obligation at beginning of year	$162,875	$150,255	$131,984
Effects of change in actuarial assumptions	(3,970)	14,437	—
Interest cost	8,780	8,347	8,650
Actuarial loss	1,856	(2,755)	20,918
Gross benefits paid	(11,283)	(7,409)	(11,297)

Net benefit obligation at end of year	$158,258	$162,875	$150,255

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(Dollars in thousands)

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$112,636	$87,214	$77,700
Actual return on plan assets	13,511	8,525	2,811
Employer contributions	12,127	24,306	18,000
Gross benefits paid	(11,283)	(7,409)	(11,297)

Fair value of plan assets at end of year	$126,991	$112,636	$87,214

Funded status at end of year	$(31,267)	$(50,239)	$(63,041)
Unrecognized net actuarial loss	67,677	83,466	80,261

Net amount recognized at end of year	$36,410	$33,227	$17,220

The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.

Under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31.

The net pension liability included in accounts payable and accrued liabilities as of December 31, 2006 and 2005 is $31.3 million and $50.2 million, respectively. Pursuant to the required implementation of FASB SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), for this fiscal year end, accumulated other comprehensive expense amounts associated with the additional minimum pension liability are eliminated. Adoption of SFAS 158 resulted in a $36.4 million decrease in prepaid expenses and other assets and an equivalent decrease in accounts payable and accrued liabilities.

The components of net periodic expense included in the results of operations for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Service cost	$—	$—	$—
Interest cost	8,780	8,347	8,650
Expected return on assets	(9,752)	(8,877)	(7,570)
Amortization of actuarial loss	9,916	8,829	7,004

Total net periodic expense	$8,944	$8,299	$8,084
One-time charges:
Special termination benefit charge (credit)	—	—	—
Curtailment charge (credit)	—	—	—
Settlement charge (credit)	—	—	—

Total net expense	$8,944	$8,299	$8,084

The components of amounts recognized in other comprehensive income, showing separately the net transition asset or obligation, the net gain or loss and the net prior service cost or credit, are as shown below, on both a before tax and net of tax basis.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before Tax	Net of Tax
	(Dollars in thousands)

Accumulated other comprehensive income at January 1	$83,466	$49,559
Amounts recognized in current fiscal year:
Net transition obligation/asset	—	—
Net prior service cost/credit	—	—
Net loss/gain	(9,916)	(6,299)

Total	$(9,916)	$(6,299)
Unrecognized amounts arising in current fiscal year:
Net prior service cost/credit	—	—
Net loss/gain	(5,874)	(3,730)

Total	(5,874)	(3,730)

Accumulated other comprehensive income at December 31	$67,676	$39,530

Adjustment to apply SFAS 158	—	—
Amounts expected to be recognized in the following year:
Net transition obligation/asset	—	—
Net prior service cost/credit	—	—
Net loss/gain	(9,916)	(6,299)

Total	$(9,916)	$(6,299)

Pension Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2006		2005

Discount rate	5.75%		5.50%
Rate of compensation increase	N/A	(a)	N/A	(a)

Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2006		2005		2004

Discount rate	5.50%		5.75%		6.25%
Expected return on plan assets	8.5%		8.5%		8.5%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.

The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.

Pension Plan Assets

The expected long term rate of return on plan assets was 8.5% in 2006 and 2005, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, maintaining equity

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities at 65% of total assets while maintaining an average duration in debt securities, extending that duration as interest rates rise and maintaining cash funds at appropriate levels relating to the current economic environment.

The Company’s pension plan asset allocation at December 31, 2006 and 2005 and target allocation for 2007 are as follows:

		Percentage of
	Target Allocation	Plan Assets
Asset Category	2007	2006	2005

Equity securities	65%	73.2%	72.0%
Debt securities	35	17.6	18.3
Insurance annuities	—	6.3	9.1
Other (Cash)	1-3%	2.9	0.6

Total		100.0%	100.0%

The Company does not hold any investments in its own equity securities within its pension plan assets.

Pension Plan Cash Flows

Plan Contributions

The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2006 and 2005, the Company made contributions of $12.1 million and $24.3 million, respectively. The Company is not required to make a contribution to the pension plan in 2007. The Company intends to contribute amounts sufficient to avoid payment of the PBGC variable premium in 2007.

Plan Benefit Payments

A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments
2005	$7,409
2006	11,283
Expected Future Payments
2007	$10,789
2008	14,640
2009	11,808
2010	12,977
2011	13,752
2012-2016	71,272

Postretirement Plans

The Company assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who meet specific eligibility requirements. The costs of these benefit plans are accrued during the periods the employees render service.

The Company is both self-insured and fully insured for its postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age.

The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(Dollars in thousands)

Change in Benefit Obligation:
Net benefit obligation at beginning of year	$18,235	$21,440	$22,684
Service cost	43	161	205
Interest cost	1,099	1,005	1,281
Plan participants’ contributions	1,631	1,662	1,513
Plan amendments	(2,420)	(782)	—
Actuarial (gain) loss	4,185	(1,429)	(348)
Gross benefits paid	(2,861)	(3,822)	(3,895)

Net benefit obligation at end of year	$19,912	$18,235	$21,440

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	1,230	2,160	2,382
Plan participants’ contributions	1,631	1,662	1,513
Gross benefits paid	(2,861)	(3,822)	(3,895)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(19,912)	$(18,235)	$(21,440)
Unrecognized net actuarial loss	N/A	3,105	4,533
Unrecognized prior service cost	N/A	(856)	(1,610)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(19,912)	$(15,986)	$(18,517)

Under SFAS No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” the measurement date shall be as of the date of the financial statements, or if used consistently from year to year, as of a date not more than three months prior to that date. The Company’s measurement date is December 31. Under SFAS 158, companies must now use the date of the financial statements.

Pursuant to the required implementation of SFAS 158 for this fiscal year end, the liability recorded on the Company’s balance sheet at December 31, 2006 is equal to the funded status. Adoption SFAS 158 resulted in a $5.8 million increase accounts payable and accrued liabilities and $3.6 million in other accumulated comprehensive loss.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s postretirement health care and life insurance costs included in the results of operations for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Service cost	$43	$161	$205
Interest cost	1,099	1,005	1,281
Amortization of prior service cost	(3,225)	(1,535)	(2,704)
Amortization of actuarial loss	1,487	—	330

Total net periodic income	$(596)	$(369)	$(888)

The components of amounts recognized in other comprehensive income, showing separately the net transition asset or obligation, the net gain or loss and the net prior service cost or credit, are as shown below, on both a before tax and net of tax basis.

	Before Tax	Net of Tax
	(Dollars in thousands)

Accumulated other comprehensive income at December 31	$5,751	$3,652
Adjustment to apply SFAS 158	$5,751	$3,652
Amounts expected to be recognized in the following year:
Net transition obligation/asset	—	—
Net prior service cost/credit	(52)	(33)
Net loss/gain	1,262	801
Total	1,210	768

Postretirement Benefit Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2006	2005

Discount rate	5.75%	5.50%
Health care cost trend rate assumed for next year	10%	11%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2012

Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%
Health care cost trend rate assumed for next year	11%	9%	10%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2009	2009

The discount rate used was determined by discounting projections of future benefit payments using annual spot rates derived from a yield curve created from yields on a large number of U.S. Aa rated bonds. The discounted cash flows were then used to determine the effective discount rate.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost	$82	$(71)
Effect on postretirement benefit obligation	$1,375	$(1,205)

Postretirement Benefit Cash Flows

A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments
2005	$2,160
2006	1,230
Expected Future Payments
2007	$1,819
2008	1,987
2009	2,106
2010	2,167
2011	2,167
2012-2016	8,294

N.	Supplementary Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash paid during the year:
Interest	$57,636	$163,604	$47,108
Income taxes	354,711	364,400	394,900
Non-cash investing and financing activities:
Fair value of shares issued in connection with acquisitions	—	—	237,480
Issuance of restricted stock	—	—	192
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$396,738	$211,664	$1,610,754
Less: Total purchase price	290,091	191,158	1,302,317

Liabilities assumed	$106,647	$20,506	$308,437

O.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of its title insurance business and other activities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generates a significant amount of title insurance premiums in California, Florida, Texas, and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2006	2005	2004

California	17.6%	20.9%	22.3%
Florida	13.8%	14.1%	10.4%
Texas	11.1%	9.6%	10.9%
New York	7.8%	8.1%	8.6%

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

P.	Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

As of and for the year ended December 31, 2006 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Title premiums	$4,608,329	$—	$(2,372)	$64,964	$(64,721)	$4,606,200
Other revenues	1,109,293	394,613	4,754	3,215,409	(121,039)	4,603,030
Intersegment revenue	—	—	—	(185,760)	185,760	—

Revenues from external customers	$5,717,622	$394,613	$2,382	$3,094,613	$—	$9,209,230
Gain on issuance of subsidiary stock	—	—		—	—
Interest and investment income, including realized gains and (losses)	181,634	15,582	20,881	8,774	—	226,871

Total revenues	$5,899,256	$410,195	$23,263	$3,103,387	$—	$9,436,101

Depreciation and amortization	110,486	6,254	447	343,563	—	460,750
Interest expense	12,232	1,443	42,102	154,195	—	209,972
Earnings (loss) before income tax and minority interest	650,800	72,026	(97,990)	318,366	—	943,202

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Income tax expense	231,034	28,920	(27,515)	118,432	—	350,871
Minority interest	1,354	—	153,246	(30)	—	154,570
Net earnings (loss)	$418,412	$43,106	$(223,721)	$199,964	—	437,761
Assets	6,023,461	455,057	781,041	—	—	7,259,559
Goodwill	1,087,813	44,856	21,629	—	—	1,154,298

As of and for the year ended December 31, 2005 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Title premiums	$4,948,966	$—	$(3,922)	$80,835	$(80,835)	$4,945,044
Other revenues	1,204,128	428,939	(7,998)	2,685,250	(105,029)	4,205,290
Intersegment revenue	—	—	—	(185,864)	185,864	—

Revenues from external customers	$6,153,094	$428,939	$(11,920)	$2,580,221	$—	$9,150,334
Gain on issuance of subsidiary stock	—	—	318,209	—	—	318,209
Interest and investment income, including realized gains and (losses)	148,409	9,064	18,404	10,160	—	186,037

Total revenues	$6,301,503	$438,003	$324,693	$2,590,381	$—	$9,654,580

Depreciation and amortization	102,105	4,279	238	299,637	—	406,259
Interest expense	16,663	377	28,509	126,778	—	172,327
Earnings (loss) before income tax and minority interest	868,304	133,521	286,052	320,063	—	1,607,940
Income tax expense	327,351	50,204	76,773	119,063	—	573,391
Minority interest	1,972	—	64,021	4,450	—	70,443
Net earnings (loss)	$538,981	$83,317	$145,258	$196,550	—	964,106
Assets	5,900,533	428,203	586,860	4,189,021		11,104,617
Goodwill	1,051,526	23,842	10,780	1,787,713	—	2,873,861

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2004 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Title premiums	$4,718,217	$—	$21,111	$94,296	$(94,296)	$4,739,328
Other revenues	1,083,363	239,256	(9,156)	2,237,231	(101,855)	3,448,839
Intersegment revenue	—	—	—	(196,151)	196,151	—

Revenues from external customers	$5,801,580	$239,256	$11,955	$2,135,376	$—	$8,188,167
Interest and investment income, including realized gains and (losses)	87,651	3,564	2,332	14,106	—	107,653

Total revenues	$5,889,231	$242,820	$14,287	$2,149,482	$—	$8,295,820

Depreciation and amortization	95,718	3,259	1,057	238,400	—	338,434
Interest expense	3,885	4	38,829	4,496	—	47,214
Earnings (loss) before income tax and minority interest	882,927	31,552	(39,827)	309,439	—	1,184,091
Income tax expense	323,598	11,674	(13,508)	116,350	—	438,114
Minority interest	1,165	—	177	3,673	—	5,015
Net earnings (loss)	$558,164	$19,878	$(26,496)	$189,416	—	740,962
Assets	5,074,091	201,140	(7,552)	4,002,856	—	9,270,535
Goodwill	959,600	22,669	58,223	1,757,757	—	2,798,249

The activities of the reportable segments include the following:

Fidelity National Title Group

This segment consists of the operation of FNF’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 29.0% of all title insurance policies issued nationally during 2005. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

Specialty Insurance

This segment, consisting of FNF’s various non-title insurance subsidiaries, issues flood, home warranty, homeowners, automobile, and certain niche person lines insurance policies.

Corporate and Other

The corporate and other segment consists of the operations of the FNF parent holding company, certain other unallocated corporate overhead expenses, and the Company’s share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fidelity National Information Services, Inc.

Through October 24, 2006, this segment consisted of the operations of Old FNF’s majority owned subsidiary, FIS, which provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. FIS also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy, which closed on February 1, 2006. As a result of that merger, for periods prior to February 1, 2006, these businesses are not included in the financial information in this report. Included in this segment for the years ended December 31, 2005 and 2004 is $9.3 million and $6.3 million, respectively, of pre-tax expenses relating to asset impairment charges pursuant to SFAS No. 144.

Q.	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has analyzed the effects of SAB 108 and determined that there are no adjustments required to be made to the Company’s statements of financial condition or results of operations pursuant to SAB 108.

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

As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to provide reasonable assurance that its disclosure controls and procedures will timely alert them to material information required to be included in the Company’s periodic SEC reports.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.  The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II:  Fidelity National Financial, Inc. (Parent Company Financial Statements)

Schedule V:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Amended and Restated Securities Exchange and Distribution Agreement dated as of September 18, 2006, as amended (incorporated by reference to Annex A to Registrant’s Schedule 14C filed on September 19, 2006).
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Annex C to the Registrant’s Schedule 14C (File No. 1-32630) filed on September 19, 2006 (the “Information Statement”).
3.2	Amended and Restated Bylaws of the Registrant.†
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A. relating to the notes referred to below, incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005.
4.2	Supplemental Indenture, dated as of January 6, 2006, between the Registrant and the Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.
4.3	Form of 7.30% note due August 15, 2011.††
4.4	Form of 5.25% note due March 15, 2013.††
4.5	Form of Specimen Common Stock Certificate.

Exhibit
Number	Description

10.1	Credit Agreement, dated as of September 12, 2006 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 30, 2006.
10.2	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, as amended, incorporated by reference to Annex D to the Information Statement.(1)
10.3	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.†(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.(1)
10.5	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), incorporated by reference from Current Report on Form 8-K dated February 6, 2006.(1)
10.6	Form of Award Agreement under the FSH Plan, incorporated by reference from Current Report on Form 8-K dated February 6, 2006.(1)
10.7	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Old FNF, the Registrant and FIS (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed October 27, 2006).
10.8	Cross Indemnity Agreement, dated as of October 23, 2006, by and between the Registrant and FIS (incorporated by reference to Exhibit 99.2 to Old FNF’s Form 8-K, filed October 27, 2006).
10.9	Employment Agreement effective as of December 22, 2006 between the Registrant and Anthony J. Park.(1)
10.10	Employment Agreement effective as of October 24, 2006 between the Registrant and Brent B. Bickett.(1)
10.11	Employment Agreement effective as of October 24, 2006 between the Registrant and Peter T. Sadowski.(1)
10.12	Employment Agreement effective as of October 24, 2006 between the Registrant and William P. Foley.(1)
10.13	Employment Agreement effective as of October 24, 2006 between the Registrant and Alan L. Stinson.(1)
10.14	Employment Agreement effective as of October 24, 2006 between the Registrant and Raymond R. Quirk.(1)
10.15	Fidelity National Title Group, Inc., Annual Incentive Plan, incorporated by reference to Annex E to the Information Statement.(1)
10.16	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.(1)
10.17	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.(1)
21.1	Subsidiaries of the Registrant.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-32630).
††	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.
†††	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005.
(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ William P. Foley, II
William P. Foley, II
Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Foley, II William P. Foley, II	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Anthony J. Park Anthony J. Park	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Frank P. Willey Frank P. Willey	Vice Chairman Director	March 1, 2007

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 1, 2007

/s/ Willie D. Davis Willie D. Davis	Director	March 1, 2007

/s/ John F. Farrell, Jr. John F. Farrell, Jr.	Director	March 1, 2007

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	March 1, 2007

/s/ Philip G. Heasley Philip G. Heasley	Director	March 1, 2007

/s/ Daniel D. (Ron) Lane Daniel D. (Ron) Lane	Director	March 1, 2007

/s/ Richard N. Massey Richard N. Massey	Director	March 1, 2007

Signature	Title	Date

/s/ Peter O. Shea, Jr. Peter O. Shea, Jr.	Director	March 1, 2007

/s/ General William Lyon General William Lyon	Director	March 1, 2007

/s/ Cary H. Thompson Cary H. Thompson	Director	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of March 1, 2007, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006 as contained in the Annual Report on Form 10-K for the year 2006. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes A and M to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” As discussed in Note M to the Consolidated Financial Statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

/s/  KPMG LLP

March 1, 2007
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	319,880	607,805
Accounts receivable from subsidiaries	540,305	160,782
Notes receivable, net (related party — $500,000 in 2005)	15,258	501,035
Income taxes receivable	25,960	—
Investment in subsidiaries	3,183,350	3,400,125
Property and equipment, net	2,069	1,155
Prepaid expenses and other assets	8,420	14,301
Other intangibles	6,373	5,910

	$4,101,615	$4,691,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$37,820	$38,283
Notes payable	489,730	498,088
Deferred income taxes	43,653	130,846
Income taxes payable	—	107,817

	571,203	775,034
Minority Interest	56,044	636,304
Stockholders’ Equity:
Common stock, Class A, $.0001 par value; authorized 600,000,000 shares and 300,000,000 shares at December 31, 2006 and 3005, respectively; issued 220,753,439 and 31,147,357 shares at December 31, 2006 and 2005, respectively	22	3
Common stock, Class B, $.0001 par value; no shares authorized or outstanding at December 31, 2005; authorized, 300,000,000 shares at December 31, 2005; outstanding 143,172,183 at December 31, 2005	—	14
Additional paid-in capital	3,193,904	3,254,960
Retained earnings	345,516	103,665

	3,539,442	3,358,642
Accumulated other comprehensive loss	(63,046)	(78,867)
Less treasury stock, 94,781 shares at December 31, 2006, at cost	(2,028)	—

	3,474,368	3,279,775

	$4,101,615	$4,691,113

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Other fees and revenue	$388	$187	$318
Gain on sale of minority interest in FIS	—	318,209	—
Interest and investment income	21,146	19,929	7,852

	21,534	338,325	8,170

Expenses:
Personnel expenses	47,538	7,250	251
Other operating expenses	27,778	8,620	4,250
Interest expense	41,089	38,157	37,528

	116,405	54,027	42,029

Earnings (loss) before income tax expense (benefit) and equity in earnings of Subsidiaries	(94,871)	284,298	(33,859)
Income tax expense (benefit)	(35,292)	112,093	(12,528)

Earnings (loss) before equity in earnings of subsidiaries	(59,579)	172,205	(21,331)
Equity in earnings of subsidiaries	651,910	862,344	767,308

Earnings before minority interest	592,331	1,034,549	745,977
Minority interest	154,570	70,443	5,015

Net earnings	$437,761	$964,106	$740,962

Basic earnings per share	$2.40	$5.56

Weighted average shares outstanding, basic basis	182,031	173,463

Diluted earnings per share	$2.39	$5.55

Weighted average shares outstanding, diluted basis	182,861	173,575

Unaudited pro forma net earnings per share — basic and diluted			$4.28

Unaudited pro forma weighted average shares outstanding — basic and diluted			172,951

Retained earnings, beginning of year	$103,665	$1,515,215	$1,517,494
Dividends declared	(195,910)	(1,940,388)	(136,079)
Effect of 10% stock dividend	—	—	(607,162)
Effect of FNT stock distribution	—	(435,268)	—
Net earnings	437,761	964,106	740,962

Retained earnings, end of year	$345,516	$103,665	$1,515,215

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities:
Net earnings	$437,761	$964,106	$740,962
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	1,167	1,242	(888)
Minority interest	154,571	70,443	5,015
Equity in earnings of subsidiaries	(651,911)	(862,344)	(767,308)
Gain on sale of minority interest in FIS	—	(318,209)	—
Gain on sales of investments	(4,851)	(5,720)	(5,125)
Stock-based compensation cost	64,984	34,108	21,450
Tax benefit associated with the exercise of stock options	—	34,844	36,085
Net (decrease) increase in income taxes	(179,256)	161,936	(6,716)
Net decrease (increase) in prepaid expenses and other assets	5,881	4,204	(13,288)
Net decrease in accounts payable and accrued liabilities	(463)	(23,002)	(5,702)

Net cash (used in) provided by operating activities	(172,117)	61,608	4,485

Cash Flows From Investing Activities:
Proceeds from sales of investments	919,653	820,522	101,069
Purchases of investments	(944,672)	(1,071,623)	(122,082)
Net proceeds (purchases) from short-term investing activities	320,553	(319,226)	(2,442)
Purchases of property and equipment	(914)	(33)	(25)
(Proceeds) collections of notes receivable	(340)	—	500
Net additions to investment in subsidiaries	(115,022)	(14,284)	(492,150)

Net cash provided by (used in) investing activities	179,258	(584,644)	(515,130)

Cash Flows From Financing Activities:
Borrowings	—	—	485,000
Debt service payments	(8,652)	(400,000)	(160,000)
Debt cost additions	(1,336)
Dividends paid	(195,910)	(1,940,389)	(136,079)
Purchases of treasury stock	—	(70,874)	(128,723)
Exercise of stock options	35,665	51,846	76,899
Tax benefit associated with the exercise of stock options	87,112	—	—
Net borrowings and dividends from subsidiaries	75,980	2,882,453	373,548

Net cash (used in) provided by financing activities	(7,141)	523,036	510,645

Net decrease in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

A.  Summary of Significant Accounting Policies

Fidelity National Financial, Inc. (the “Company”) transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein.

B.  Notes Payable

Notes payable consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	$240,881	$249,437
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	248,849	248,651

	$489,730	$498,088

C.  Supplemental Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash paid during the year:
Interest	$35,292	$163,604	$47,108
Income taxes	185,678	364,400	394,900
Non-cash investing and financing activities:
Fair value of shares issued in connection with acquisitions	—	—	237,480
Issuance of restricted stock	—	—	192

D.  Cash Dividends Received

The Company has received cash dividends from subsidiaries and affiliates of $0.4 billion, $2.8 billion, and $0.4 billion in 2006, 2005 and 2004, respectively.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(Dollars in thousands)

Year ended December 31, 2006:
Reserve for claim losses	$1,113,506	$486,334	$(8,515)		$370,689	(1)	$1,220,636
Allowance on trade and notes receivables	34,037	15,972	(24,761	)(3)	12,574	(2)	12,674
Year ended December 31, 2005:
Reserve for claim losses	$1,000,474	$480,556	$1,000		$368,524	(1)	$1,113,506
Allowance on trade and notes receivables	35,909	12,319	458	(2)	14,649	(2)	34,037
Year ended December 31, 2004:
Reserve for claim losses	$945,237	$311,916	$38,597	(4)	$295,276	(1)	$1,000,474
Allowance on trade and notes receivables	39,048	1,209	—		4,348	(2)	35,909

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(3)	Represents reserves transferred in the distribution of FIS, partially offset by reserves assumed in FIS acquisitions in the period from January 1 through October 23, 2006.

(4)	Represents reserve for claim losses assumed in connection with the Company’s acquisition of APTIC in 2004.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amended and Restated Securities Exchange and Distribution Agreement dated as of September 18, 2006, as amended (incorporated by reference to Annex A to Registrant’s Schedule 14C filed on September 19, 2006).
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Annex C to the Registrant’s Schedule 14C (File No. 1-32630) filed on September 19, 2006 (the “Information Statement”).
3.2	Amended and Restated Bylaws of the Registrant.†
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A. relating to the notes referred to below, incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005.
4.2	Supplemental Indenture, dated as of January 6, 2006, between the Registrant and the Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on January 24, 2006.
4.3	Form of 7.30% note due August 15, 2011.††
4.4	Form of 5.25% note due March 15, 2013.††
4.5	Form of Specimen Common Stock Certificate.
10.1	Credit Agreement, dated as of September 12, 2006 between the Registrant, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and certain agents and other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 1-32630) filed on October 30, 2006.
10.2	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, as amended, incorporated by reference to Annex D to the Information Statement.(1)
10.3	Fidelity National Title Group, Inc. Employee Stock Purchase Plan.†(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Grant Agreement, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 15, 2005.(1)
10.5	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), incorporated by reference from Current Report on Form 8-K dated February 6, 2006.(1)
10.6	Form of Award Agreement under the FSH Plan, incorporated by reference from Current Report on Form 8-K dated February 6, 2006.(1)
10.7	Tax Disaffiliation Agreement, dated as of October 23, 2006, by and among Old FNF, the Registrant and FIS (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed October 27, 2006).
10.8	Cross Indemnity Agreement, dated as of October 23, 2006, by and between the Registrant and FIS (incorporated by reference to Exhibit 99.2 to Old FNF’s Form 8-K, filed October 27, 2006).
10.9	Employment Agreement effective as of December 22, 2006 between the Registrant and Anthony J. Park.(1)
10.10	Employment Agreement effective as of October 24, 2006 between the Registrant and Brent B. Bickett.(1)
10.11	Employment Agreement effective as of October 24, 2006 between the Registrant and Peter T. Sadowski.(1)
10.12	Employment Agreement effective as of October 24, 2006 between the Registrant and William P. Foley.(1)
10.13	Employment Agreement effective as of October 24, 2006 between the Registrant and Alan L. Stinson.(1)
10.14	Employment Agreement effective as of October 24, 2006 between the Registrant and Raymond R. Quirk.(1)
10.15	Fidelity National Title Group, Inc., Annual Incentive Plan, incorporated by reference to Annex E to the Information Statement.(1)
10.16	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.(1)
10.17	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan.(1)
21.1	Subsidiaries of the Registrant.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-32630).

††	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-129310) filed on October 28, 2005.

†††	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-126402) filed on September 26, 2005.

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K