Form 10-Q
period 2007-03-31
Fidelity National Financial, Inc.
filed 2007-05-08
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007
Commission File Number 1-32630
FIDELITY NATIONAL FINANCIAL, INC.
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
YES ☑          NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☐
     As of March 31, 2007, 221,588,791 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2007

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2007 includes $387,863 and $230,314 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006 includes $288,420 and $305,313 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$3,124,296	$2,901,964
Equity securities, at fair value	199,211	207,307
Other long-term investments	169,571	164,109
Short-term investments at March 31, 2007 includes $113,907 and at December 31, 2006 includes $408,363 of pledged short-term investments related to secured trust deposits	401,927	848,371

Total investments	3,895,005	4,121,751
Cash and cash equivalents, at March 31, 2007 includes $264,170 and $237,859 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006 includes $228,458 and $316,019 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	594,522	676,444
Trade and notes receivables, net of allowance of $12,598 at March 31, 2007 and $12,674 at December 31, 2006, includes a $13,883 note receivable from FIS	250,722	251,544
Goodwill	1,201,832	1,154,298
Prepaid expenses and other assets	301,853	271,732
Capitalized software	84,174	83,538
Other intangible assets	90,730	95,787
Title plants	328,494	324,155
Property and equipment, net	268,244	254,350
Income taxes receivable	—	25,960

	$7,015,576	$7,259,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at March 31, 2007 and December 31, 2006, includes $237,859 and $316,019, respectively, of security loans related to the securities lending program	$755,413	$937,687
Accounts payable to FIS	31,323	—
Deferred revenue	127,885	130,543
Notes payable	502,132	491,167
Reserve for claim losses	1,237,496	1,220,636
Secured trust deposits	756,264	905,461
Deferred tax liabilities	43,937	43,653
Income taxes payable	12,897	—

	3,467,347	3,729,147
Minority interests	54,456	56,044
Stockholders’ equity:
Common stock, $.0001 par value; authorized 600,000,000 shares as of March 31, 2007 and December 31, 2006; issued 221,683,572 as of March 31, 2007 and 221,507,939 as of December 31, 2006	22	22
Additional paid-in capital	3,204,314	3,193,904
Retained earnings	363,160	345,516

	3,567,496	3,539,442
Accumulated other comprehensive loss	(71,695)	(63,046)
Less treasury stock, 94,781 shares as of March 31, 2007 and as of December 31, 2006, at cost	(2,028)	(2,028)

	3,493,773	3,474,368

	$7,015,576	$7,259,559

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
REVENUE:
Direct title insurance premiums	$418,597	$468,922
Agency title insurance premiums	542,146	606,054
Escrow and other title related fees	244,806	253,527
Transaction processing	—	843,199
Specialty insurance	94,998	106,743
Interest and investment income	49,959	51,363
Realized gains and losses, net	6,382	11,930
Other income	12,174	12,761

Total revenue	1,369,062	2,354,499
EXPENSES:
Personnel costs	435,260	877,931
Other operating expenses	234,441	493,344
Agent commissions	420,157	469,707
Depreciation and amortization	29,354	124,631
Provision for claim losses	110,986	114,492
Interest expense	11,977	54,645

Total expenses	1,242,175	2,134,750

Earnings before income taxes and minority interest	126,887	219,749
Income tax expense	45,045	81,747

Earnings before minority interest	81,842	138,002
Minority interest	(1,557)	31,631

Net earnings	$83,399	$106,371

Basic earnings per share	$0.38	$0.61

Weighted average shares outstanding, basic basis	219,014	173,473

Diluted earnings per share	$0.37	$0.61

Weighted average shares outstanding, diluted basis	222,912	173,654

Cash dividends paid per share	$0.30	$0.29

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
Net earnings	$83,399	$106,371
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments, net (1)	(5,617)	11,454
Foreign currency translation unrealized (loss) gain (2)	(14)	1,288
Reclassification adjustments for gains included in net earnings (3)	(3,018)	(8,195)
Reclassification adjustments relating to minority interests	—	(436)

Other comprehensive (loss) gain	(8,649)	4,111

Comprehensive earnings	$74,750	$110,482

(1)	Net of income tax (benefit) expense of $(3.1) million and $3.0 million for the three month periods ended March 31, 2007 and 2006, respectively.

(2)	Net of income tax (benefit) expense of less than $(0.1) million and $0.8 million for the three month periods ended March 31, 2007 and 2006, respectively.

(3)	Net of income tax expense of $1.7 million and $4.8 million for the three month periods ended March 31, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2006	221,508	$22	$3,193,904	$345,516	$(63,046)	95	$(2,028)	$3,474,368

Exercise of stock options	176	—	2,138	—	—			2,138
Tax benefit associated with the exercise of stock options	—	—	784	—	—	—	—	784
Other comprehensive income (loss)— unrealized gain on investments and other financial instruments	—	—	—	—	(8,635)	—	—	(8,635)
Other comprehensive income (loss)— unrealized gain on foreign currency	—	—	—	—	(14)	—	—	(14)

Stock based compensation	—	—	7,488	—	—	—	—	7,488

Cash dividends ($.30 per share)	—	—	—	(65,755)	—	—	—	(65,755)

Net earnings	—	—	—	83,399	—	—	—	83,399

Balance, March 31, 2007	221,684	$22	$3,204,314	$363,160	$(71,695)	95	$(2,028)	$3,493,773

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$83,399	$106,371
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	29,354	124,631
Net increase in reserve for claim losses	16,860	31,475
Gain on sales of assets	(6,382)	(11,930)
Stock-based compensation cost	7,488	34,347
Minority interest	(1,557)	31,631
Change in assets and liabilities, net of effects from acquisitions:
Leases and lease securitization residual interests	—	(2,646)
Secured trust deposits	10,105	3,576
Trade receivables	1,882	60,085
Prepaid expenses and other assets	(19,243)	(92,939)
Accounts payable, accrued liabilities	(81,065)	(233,333)
Income taxes	44,277	(43,256)

Net cash provided by operating activities	$85,118	$8,012

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$1,323,148	$772,386
Proceeds from maturities of investment securities available for sale	104,252	112,792
Proceeds from sale of assets	20	1,286
Cash (paid) received as collateral on loaned securities, net	(3,162)	3,497
Collections of notes receivable	2,808	1,300
Additions to title plants	(4,451)	(4,653)
Additions to property and equipment	(28,922)	(42,801)
Additions to capitalized software	(5,739)	(50,770)
Purchases of investment securities available for sale	(1,933,599)	(897,260)
Net proceeds of short-term investment securities	446,444	433,423
Additions to notes receivable	—	(906)
Acquisitions of businesses, net of cash acquired	(51,675)	(21,282)

Net cash (used in) provided by investing activities	$(150,876)	$307,012

Cash flows from financing activities:
Borrowings	$11,121	$187,545
Debt service payments	(164)	(288,307)
Dividends paid	(65,755)	(41,542)
Tax benefit associated with the exercise of stock options	784	8,431
Stock options exercised	2,138	5,577

Net cash used in financing activities	$(51,876)	$(128,296)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(117,634)	186,728
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	447,986	278,685

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$330,352	$465,413

Supplemental cash flow information:
Income taxes paid	$503	$123,300

Interest paid	$19,674	$68,633

Noncash investing and financing activities:
Capital transactions of FIS	$—	$862,296
See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          In the course of an internal review of its treatment of certain costs relating to insurance policies issued by its specialty insurance group, the Company determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. The Company recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating costs by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is reflected in the accompanying unaudited condensed consolidated financial statements and is not material to the Company’s financial position or results of operations for any previously reported annual periods.
     Certain other reclassifications have been made in the 2006 Condensed Consolidated Financial Statements to conform to classifications used in 2007.
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider of title insurance, specialty insurance, and claims management services. FNF is one of the nation’s largest title insurance companies through its title insurance underwriters, with an approximately 29.0% national market share. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries and is a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned subsidiary, Sedgwick CMS (“Sedgwick”).
     Prior to October 24, 2006, the Company was known as Fidelity National Title Group, Inc. (“FNT”) and was a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to FNT in return for the issuance of 45,265,956 shares of FNT common stock to Old FNF (the “Asset Contribution”). Old FNF then distributed to its shareholders all of its shares of FNT common stock, making FNT a stand alone publicly traded company (the “Distribution”). Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which FNT’s name was changed to Fidelity National Financial, Inc. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became FNF’s historical financial statements, including the results of FIS through the date of the Company’s spin-off from Old FNF. The Company’s historical equity has been derived from FNT’s historical equity and the Company’s historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) 90-5, “Exchanges of Ownership Interests between Enterprises under Common Control.” Furthermore, the substance of the Asset Contribution and the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF 02-11, “Accounting for Reverse Spinoffs.” Accordingly, the historical financial statements of Old FNF became those of FNF; however, the criteria to account for FIS as discontinued operations as prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in the Company’s consolidated financial statements.
Transactions with Related Parties
     Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in the Company’s consolidated results.
     A detail of related party items included in revenues and expenses is as follows:

Three months
ended March 31,
2007
(in millions)
Agency title premiums earned	$36.6
Interest revenue	0.2

Total revenue	36.8

Agency title commissions	32.2
Data processing costs	12.0
Corporate services allocated	(0.9)
Title insurance information expense	6.2
Other real-estate related information	3.3
Software development and services expense	12.1
Rental expense	(0.2)
License and cost sharing agreements	2.3

Total expenses	$67.0

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues of $36.6 million for the three month period ended March 31, 2007, for the Company, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of 88% of premiums generated, equal to $32.2 million for the three month period ended March 31, 2007.
     Included in the Company’s expenses for the period presented are amounts paid to a subsidiary of FIS for the provision by FIS to the Company of information technology infrastructure support, data center management and related IT support services. The amounts included in the Company’s expenses to FIS for these services were $11.7 million for the three month period ended March 31, 2007. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $12.4 million for the three month period ended March 31, 2007.
     Historically, the Company has provided corporate services to FIS. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three month period ended March 31, 2007 the Company’s expenses were reduced by $0.9 million related to the provision of corporate services to FIS by the Company.
     Certain title plant assets of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $6.7 million for the three month period ended March 31, 2007. In addition, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $0.5 million for the three month period ended March 31, 2007. The Company has also entered into agreements with FIS that permit

FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $3.3 million for the three month period ended March 31, 2007.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense relating to these agreements of $2.3 million for the three month period ended March 31, 2007.
     The Company’s expenses included expenses for a lease of office space to the Company from FIS for the Company’s corporate headquarters and business operations in the amount of $1.2 million and were reduced by $1.4 million for leases of office space, furniture and equipment to FIS by the Company for the three month period ended March 31, 2007.
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
     Amounts due from/ (to) FNF and FIS were as follows:

March 31,
2007
(In millions)
Note receivable from FIS	$13.9
Due to FIS	(31.3)
     At March 31, 2007, the Company has a note receivable balance of $13.9 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million on this note for the three months ended March 31, 2007.
     During the period, the Company paid amounts to a subsidiary of FIS for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $1.6 million during the three month period ended March 31, 2007. Amounts paid to FIS for capitalized title plant construction costs were $5.6 million during the three month period ended March 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
   In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 requires entities to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Entities are required to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will not change the amounts recognized in the income statement as net periodic benefit cost. All of the requirements of SFAS 158 were effective as of December 31, 2006 for calendar-year public companies, except for a requirement for fiscal-year-end measurements of plan assets and benefit obligations with which the Company is already in compliance. The Company adopted SFAS 158 in 2006.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 (see Note F).
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation any difference between the fair value of the identifiable assets and liabilities and the purchase price paid is recorded as goodwill. There were no individually significant acquisitions during the three months ended March 31, 2007.
     Cascade Timberlands LLC
     The Company began purchasing equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) in March 2006. As of December 31, 2006, the Company had acquired approximately 71% of the outstanding interests in Cascade Timberlands for $89.2 million. As of March 31, 2006, the Company owned approximately 25.1% of Cascade Timberlands. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
  Acquisition of Equity Interest in Sedgwick
     On January 31, 2006, the Company, along with its equity partners, Thomas H. Lee Partners (“THL”) and Evercore Capital Partners, completed an acquisition of a 40% interest in Sedgwick CMS Holdings, Inc. (“Sedgwick”), for approximately $126 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities. In September 2006, the Company invested an additional $6.8 million in Sedgwick, but maintained its 40% interest.
  Certegy, Inc.
     On February 1, 2006, Old FNF, through a subsidiary formerly known as Fidelity National Information Services, Inc. (“Former FIS”) merged with Certegy, Inc. (“Certegy”) to form a single publicly traded company called Fidelity National Information Services, Inc. Certegy was a payment processing company headquartered in St. Petersburg, Florida. Its results of operations are not included in the Company’s financial statements for periods after October 23, 2006, but were included for the three months ended March 31, 2006.

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

$2,181.1

Note C — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding plus the impact of assumed conversions of potentially dilutive common stock equivalents. The Company has granted certain options and restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share. The following table presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2007	2006
	(In thousands, except
	per share amounts)
Net earnings, basic and diluted basis	$83,399	$106,371

Weighted average shares outstanding during the period, basic	219,014	173,473
Plus: Common stock equivalent shares assumed from conversion of options	3,898	181

Weighted average shares outstanding during the period, diluted	222,912	173,654

Basic earnings per share	$0.38	$0.61

Diluted earnings per share	$0.37	$0.61

     Options to purchase 4,322,799 shares and 2,206,500 shares of the Company’s common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note D — Investments
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2007 and December 31, 2006, the Company had security loans outstanding with fair values of $237.9 million and $316.0 million included in accounts payable and accrued liabilities, respectively and the Company held cash in the same amounts as collateral for the loaned securities.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$4,217	$(13)	$675,614	$(9,302)	$679,831	$(9,315)
States and political subdivisions	98,820	(533)	771,797	(9,140)	870,617	(9,673)
Corporate securities	51,778	(22,500)	479,248	(9,290)	531,026	(31,790)
Foreign securities	—	—	24,377	(326)	24,377	(326)
Equity securities	129,979	(10,181)	7,641	(997)	137,620	(11,178)

Total temporarily impaired securities	$284,794	$(33,227)	$1,958,677	$(29,055)	$2,243,471	$(62,282)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by interest rate increases. Since the decline in fair value of these investments is primarily attributable to changes in interest rates, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
     Gross realized gains on investments for the quarters ended March 31, 2007 and 2006 were $14.5 million and 14.7 million, respectively. Gross realized losses on investments for the quarters ended March 31, 2007 and 2006 were $9.8 million and $1.7 million, respectively.
Note E — Stock-Based Compensation Plans
     There were no grants of stock-based compensation awards during the first quarter of 2007. During the first quarter of 2006, the Company granted options to purchase 30,000 shares of common stock, with a weighted average exercise price of $22.22 per share and a weighted average fair value of $3.73 per share.
     Net income for the quarters ended March 31, 2007 and 2006 reflects stock based compensation expense of $7.5 million and $34.3 million, respectively, which is included in personnel costs in the reported financial results. The expense for the first quarter of 2006 included $24.1 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the quarter.
Note F — Uncertainty in Income Taxes
     FNF adopted FASB Interpretation 48, “Accounting for Income Taxes” (“FIN 48”), effective January 1, 2007. As a result of the adoption, the Company had no change to reserves for uncertain tax positions. As of January 1, 2007, FNF had approximately $3.7 million (including $0.3 million of interest) of total gross unrecognized tax benefits that, if recognized would favorably affect the rate.
     The Internal Revenue Service (“IRS”) has selected the Company to participate in a pilot program (Compliance Assurance Program or CAP) that is a real-time audit beginning with the 2005 tax year. In 2006, the IRS completed its examination of the Company’s tax returns for years 2002 through 2005. The Company is currently under audit by the Internal Revenue Service for the 2006 and 2007 tax years.
Note G – Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.

     As of and for the three months ended March 31, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$960,743	$—	$—	$960,743
Other revenues	240,173	94,998	16,807	351,978

Revenues from external customers	1,200,916	94,998	16,807	1,312,721
Interest and investment income, including realized gains and (losses)	45,170	3,972	7,199	56,341

Total revenues	$1,246,086	$98,970	$24,006	$1,369,062

Depreciation and amortization	26,917	1,558	879	29,354
Interest expense	3,309	405	8,263	11,977
Earnings (loss) before income tax and minority interest	114,772	25,426	(13,311)	126,887
Income tax expense	40,743	9,569	(5,267)	45,045
Minority interest	(71)	—	(1,486)	(1,557)
Net earnings (loss)	$74,100	$15,857	$(6,558)	$83,399
Assets	5,668,441	484,897	862,238	7,015,576
Goodwill	1,086,315	44,856	70,661	1,201,832
     As of and for the three months ended March 31, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group	Services	Insurance	and Other	Eliminations	Total
Title premiums	$1,076,189	$18,615	$—	$(1,213)	$(18,615)	$1,074,976
Other revenues	264,557	882,320	106,743	1,731	(39,121)	1,216,230
Intersegment revenue	—	(57,736)	—	—	57,736	—

Revenues from external customers	$1,340,746	$843,199	$106,743	$518	$—	$2,291,206
Interest and investment income, including realized gains and (losses)	51,245	2,732	3,652	5,664	—	63,293

Total revenues	$1,391,991	$845,931	$110,395	$6,182	$—	$2,354,499

Depreciation and amortization	26,237	96,795	1,470	129	—	124,631
Interest expense	2,082	43,268	256	9,039	—	54,645
Earnings (loss) before income tax and minority interest	132,528	64,255	32,458	(9,492)	—	219,749
Income tax expense	43,766	24,586	12,566	829	—	81,747
Minority interest	416	311	—	30,904	—	31,631
Net earnings (loss)	$88,346	$39,358	$19,892	$(41,225)	$—	$106,371
Assets	5,897,476	7,405,369	443,684	344,328		14,090,857
Goodwill	1,051,514	3,710,714	44,856	(86,611)	—	4,720,473
     The activities of the reportable segments include the following:
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
   Specialty Insurance
     This segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile, and other personal lines insurance policies.
   Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and the Company’s share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.
   Fidelity National Information Services, Inc.
     Through October 24, 2006, this segment consisted of the operation of Old FNF’s majority owned subsidiary, FIS, which provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services.
Note H — Dividends
     On January 23, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on March 29, 2007, to stockholders of record as of March 14, 2007. On April 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on June 28, 2007, to stockholders of record as of June 14, 2007.
Note I — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$38
Interest cost	2,219	2,097	272	242
Expected return on assets	(2,660)	(2,453)	—	—
Amortization of prior service cost	—	—	(13)	(195)
Amortization of actuarial loss	2,149	2,217	316	86

Total net periodic (income) expense	$1,708	$1,861	$575	$171

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2006 as disclosed in the Company’s Form 10-K filed on March 1, 2007.
Note J — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the Company’s business. As background to the disclosure below, please note the following:
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

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, the Company may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. Management reviews these matters on an ongoing basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the Company’s overall financial condition.
     Several class actions are pending in Alabama, Connecticut, Florida, Kentucky, Ohio, New Mexico, New Hampshire, Pennsylvania, and Washington alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Company intends to vigorously defend these actions.
     A class action in California alleges that the Company violated the Real Estate Settlement Procedures Act (“RESPA”) and state law by giving favorable discounts or rates to builders and developers for escrow fees and requiring purchasers to use Chicago Title Insurance Company (“CTIC”) for escrow services. The action seeks refunds of the premiums charged and additional damages. The Company intends to vigorously defend this action.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. Similar suits are pending in Indiana, Kansas and Missouri. In one of the Kansas suits, the plaintiffs seek to certify a national class. The Company intends to vigorously defend these actions.
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
     A class action in Washington alleges that the Company has violated state law by making prohibited payments for the referral of business increasing the cost of title insurance to consumers. Ticor Title Insurance Company and Fidelity National Title Insurance Company were added as defendants in this suit in March 2007. The suit seeks compensatory damages, and attorney’s fees. The Companies intend to vigorously defend this action.
     Canadian lawyers who have traditionally played a role in real property transactions in Canada allege that the Company’s practices in processing residential mortgages are the unauthorized practice of law. Their Law Societies have demanded an end to the practice, and have begun investigations into those practices. In several provinces, bills have been filed that ostensibly would affect the way the Company does business. The Company is unable to predict the outcome of this inquiry or whether it will adversely affect the Company’s business or results of operations.
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
     On February 16, 2007, CTIC received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed between 1999 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into an Order with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of Insurance in connection with their investigations of matters relating to these loans. Under the Order, the Company agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability, CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following HUD’s investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. CTIC has launched an internal investigation, and has been reporting thereon to the U.S. Attorney’s office on a confidential basis. The internal investigation has revealed potentially criminal conduct involving former employees which CTIC has turned over to the U.S. Attorney. However, the Company believes it should not be indicted. In the event that CTIC were to be indicted, the consequences to the Company could have a material adverse effect on the Company’s business.

     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The U.S. Department of Housing and Urban Development (the “HUD”) also has made formal or informal inquiries of the Company regarding these matters. The Company has been cooperating and intends to continue to cooperate with all ongoing investigations. The Company has discontinued all captive reinsurance arrangements. The total amount of premiums the Company ceded to reinsurers was approximately $10 million over the existence of these agreements. The Company has settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. The Company anticipates they will be settled in a similar manner.
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
     In 2006, the Company and its subsidiaries settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, the Company paid a $2 million fine and was required to reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) in 2007 where all rates will be considered industry-wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and the Company has agreed not to engage in those practices. The Company will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of the Company and its subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, the Company and its subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on the Company’s earnings. The Company cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
     Further, in 2006, U.S. Representative Oxley, the Chairman of the House Financial Services Committee (the “Committee”), asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The results of the GAO’s study were delivered in a report entitled “Title Insurance: Actions Needed to Improve Oversight of the Title Industry and Better Protect Consumers” (the “Report”) to Congressman Oxley’s successor on the GOP side (now Minority), Rep. Spencer Bachus (R-AL), the ranking member of the Committee on April 16, 2007. The GAO’s report, issued April 17, 2007, offered positive recommendations for the industry, the HUD and state regulators.
     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. Among other things, the Proposed Regulations would set “maximum” rates, effective as of October 1, 2009, for title and escrow using industry data to be reported through the statistical plan described below and published by the California Department of Insurance (the “CDI”). In addition, the Proposed Regulations would establish an interim reduction of all title and escrow rates effective October 1, 2009 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2009. These interim rate reductions are intended to roll rates back so that in effect, premiums are charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. FNF is concerned that the reduced rates set by the Proposed Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Proposed Regulations contemplate the creation of a detailed statistical plan, requiring data to be collected by each title insurer, underwritten title company, and controlled escrow company at the individual transaction level beginning on January 1, 2008. Compliance with the data collection and reporting requirements of the Proposed Regulations, if adopted, would necessitate a significant revision and augmentation of the Company’s existing data collection and accounting systems before January 1, 2008, and would require a significant expenditure to comply with the April 30, 2009 deadline. The proposed required rate reductions and maximum rates would significantly reduce the title insurance rates that the Company’s subsidiaries can charge, and would likely have a significant negative impact on the Company’s California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact the Company’s cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for the Company. On February 21, 2007, the OAL disapproved the Proposed Regulations and requested certain clarifications from the CDI. On February 22, 2007, the CDI announced its intention to move forward expeditiously to satisfy the OAL’s request in consultation with consumer groups and the title industry and resubmit the Proposed Regulations for approval. The Commissioner hosted a workshop on April 11, 2007, allowing the industry to document their concerns about the Proposed Regulations. A second workshop is scheduled for May 9, 2007; however, the Commissioner intends to issue a 15 day notice signaling their intent to resubmit the Proposed Regulations to the OAL in some revised format. The Commissioner must resubmit on or before June 22, 2007.
     In addition, the Florida Office of Insurance Regulation (the “OIR”) has released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes the Company. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to establish and govern the annual collection of statistical data and has said that it will use the information gathered to begin a full review of the title insurance rates charged in Florida. The Company and one competitor have filed procedural challenges to the currently proposed rule. A hearing is scheduled for June 27, 2007.
     The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U. S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on operating subsidiaries as a source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
          In the course of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance group, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating costs by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is reflected in the unaudited condensed consolidated financial statements and is not material to the Company’s financial position or results of operations for any previously reported annual periods.

     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, and claims management services. We are one of the nation’s largest title insurance companies through our title insurance underwriters, with an approximate 29.0% national market share. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries and are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned subsidiary, Sedgwick CMS (“Sedgwick”).
     Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and we were a majority-owned public subsidiary of another company that was also called Fidelity National Financial (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock, making FNT a stand alone public company. Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF” or the “Company”). Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. Our historical equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 29.0% of all title insurance policies issued nationally during 2005. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and our share in the operations of certain equity investments, including Sedgwick and Fidelity National Real Estate Solutions.
     Prior to October 24, 2006, through FIS, Old FNF provided industry leading data processing, payment and risk management services to financial institutions and retailers. Through October 23, 2006, our results also include the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy, Inc. (“Certegy”). This merger closed in February 2006 and these businesses are not included in the financial information in this report for periods prior to February 1, 2006.
Transactions with Related Parties
     Beginning on October 24, 2006, our financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results. Please see Note A of Notes to Condensed Consolidated Financial Statements.

Factors Affecting Comparability
     Beginning October 24, 2006, our Condensed Consolidated Statements of Earnings no longer include the results of FIS. The operations of FIS continue to be included in our Condensed Consolidated Statements of Earnings for periods prior to October 24, 2006.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Total revenue	$1,369,062	$2,354,499

Total expenses	$1,242,175	$2,134,750

Net earnings	$83,399	$106,371

Basic net earnings per share	$0.38	$0.61

Diluted net earnings per share	$0.37	$0.61

     Revenue. The following table presents the components of our revenue:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Direct title insurance premiums	$418,597	$468,922
Agency title insurance premiums	542,146	606,054
Escrow and other title related fees	244,806	253,527
Transaction processing	—	843,199
Specialty insurance	94,998	106,743
Interest and investment income	49,959	51,363
Realized gains and losses, net	6,382	11,930
Other income	12,174	12,761

Total revenue	$1,369,062	$2,354,499

Orders opened by direct title operations	652,400	831,400
Orders closed by direct title operations	390,400	526,700
     Total consolidated revenues for the first quarter of 2007 decreased $985.4 million to $1,369.1 million. Excluding revenues related to operations that were transferred to FIS in October 2006, total revenues for the first quarter of 2007 decreased $137.2 million, consisting primarily of a decrease of $123.0 million in title related revenues, and a $11.7 million decrease in specialty insurance revenues.
     Consolidated title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
		% of		% of
	2007	Total	2006	Total
		(Dollars in thousands)
Title premiums from direct operations (1)	$418,597	43.6%	$468,922	43.6%
Title premiums from agency operations	542,146	56.4	606,054	56.4

Total	$960,743	100.0%	$1,074,976	100.0%

(1)	Includes premiums reported by FIS in 2006.
     Title insurance premiums decreased 10.6% to $960.7 million in the first quarter of 2007 as compared with the first quarter of 2006. The decrease was made up of a $50.3 million or 10.7% decrease in direct premiums and a $63.9 million or 10.5% decrease in premiums from agency operations.
     Direct title premiums in the first quarter of 2006 include $18.6 million in premiums generated by FIS. Because the operations of FIS are not included in our results for periods subsequent to October 23, 2006, title premiums generated by FIS in the first quarter of 2007 are included in agency title premiums rather than direct title premiums. Excluding direct title premiums generated by FIS in 2006, title premiums decreased $31.7 million, or 7.0%, from $450.3 million in the first quarter of 2006 to $418.6 million in the first quarter of 2007. This decreased level of direct title premiums is the result of a decrease in closed order volume partially offset by a slight increase in fee per file. Excluding operations of FIS, closed order volumes decreased to 390,400 in the first quarter of 2007 compared to 436,300 in the first quarter of 2006, reflecting a declining purchase market and a relatively stable refinance market. The average fee per file in our direct operations was $1,557 in the first quarter of 2007 compared to $1,532 in the first quarter of 2006 (excluding operations of FIS), reflecting a strong commercial market, partially offset by an increase in refinance activity and modest appreciation in residential home prices in the first quarter of 2007 as compared to the first quarter of 2006. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Mortgage interest rates were relatively consistent in the first three months of 2007 and 2006.
     The decrease in agency premiums is the result of a decrease in accrued agency premiums that is consistent with the decrease in direct title premiums. An increase in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business.

     Trends in escrow and other title related fees are to some extent related to title insurance activity generated by our direct operations. Escrow fees, which are more directly related to our direct operations, decreased 13.1%, generally consistent with the decrease in direct title insurance premiums and order counts, but were also impacted by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower, and by reduced escrow rates in the western part of the country. During the first quarter of 2007, other title related fees increased 12.9% compared to the first quarter of 2006 due to growth in operations not directly related to title insurance and some acquisitions made over the past couple of years.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $50.0 million and $51.4 million in the first three months of 2007 and 2006, respectively.
     Net realized gains for the first quarter totaled $6.4 million compared with net realized gains of $11.9 million for the corresponding period of the prior year, each made up of a number of gains and losses on various transactions, none of which were individually significant.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Personnel costs	$435,260	$877,931
Other operating expenses	234,441	493,344
Agent commissions	420,157	469,707
Depreciation and amortization	29,354	124,631
Provision for claim losses	110,986	114,492
Interest expense	11,977	54,645

Total expenses	$1,242,175	$2,134,750

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $435.3 million and $877.9 million for the three months ended March 31, 2007 and 2006, respectively. Excluding personnel expenses of $408.8 million related to FIS, personnel costs were $469.1 million in the first quarter of 2006. Excluding those FIS operations, personnel costs as a percentage of total revenue were 31.8% in the first quarter of 2007, compared to 31.1% for the first quarter of 2006. The decrease in personnel costs is due to a decrease at Fidelity National Title Group, partially offset by an increase in the corporate and other segment. The decrease at Fidelity National Title Group resulted from a decrease in the number of personnel, partially offset by an increase in average annualized personnel costs per employee. The increase in the corporate and other segment is primarily the result of the acquisition of Fidelity National Real Estate Solutions. On a consolidated basis, total stock-based compensation costs were $7.5 million and $34.3 million, or $6.4 million excluding FIS stock-based compensation, for the three months ended March 31, 2007 and 2006, respectively.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $6.6 million in the first quarter of 2007 to $234.4 million from $241.0 million in the first quarter of 2006, excluding other operating expenses of $252.3 million in the first quarter of 2006 related to FIS. The decrease included decreases of $11.2 million at Fidelity National Title Group and $10.0 million in the specialty insurance segment, offset by increases in the corporate segment primarily related to acquisitions.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2007		2006
	Amount	%	Amount	%
		(Dollars in thousands)
Agent title premiums	$542,146	100.0%	$606,054	100.0%
Agent commissions	420,157	77.5	469,707	77.5

Net	$121,989	22.5%	$136,347	22.5%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained consistent in the first quarter of 2007 compared with the first quarter of 2006.
     Depreciation and amortization was $29.4 million in the first three months of 2007 as compared to $124.6 million in the first three months of 2006. Excluding first quarter 2006 depreciation and amortization of $96.8 million related to FIS, depreciation and amortization was $27.8 million in the first quarter of 2006.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $72.1 million in the first quarter of 2007 as compared to $80.7 million in the first quarter of 2006. Our claim loss provision as a percentage of total title premiums was 7.5% in both the first quarters of 2007 and 2006. The claim loss provision for our specialty insurance businesses was $38.9 million and $33.9 million in the first quarter of 2007 and 2006, respectively, with the increase resulting primarily from a higher volume of homeowners’ insurance business.
     Excluding $43.9 million in FIS interest expense in the first quarter of 2006, interest expense was $12.0 million and $10.7 million in the first quarter of 2007 and 2006, respectively. The increase of $1.3 million relates primarily to an increase in interest expense associated with the securities lending program.
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the first quarter of 2007 and 37.2% for the first quarter of 2006. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Minority interest for the first quarter of 2007 was $(1.6) million as compared with $31.6 million for the corresponding prior year period. The decrease in minority interest expense is primarily attributable to earnings generated by FIS and FNT, in which, prior to October 24, 2006, we held ownership positions of 50.7% and 82.5%, respectively.
     Net earnings decreased $23.0 million in the first quarter of 2007 as compared to the first quarter of 2006. Excluding $38.1 million in first quarter 2006 net earnings related to FIS and $30.5 million in minority interest expense attributable to minority interest holdings in FIS and FNT prior to October 24, 2006, net earnings decreased $15.4 million from $98.8 million in the first quarter of 2006 to $83.4 million in the first quarter of 2007.

Fidelity National Title Group

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
REVENUE:
Total revenue	$1,246,086	$1,391,991
EXPENSES:
Personnel costs	410,573	452,435
Other operating expenses	198,408	209,620
Agent commissions	420,051	488,368
Depreciation and amortization	26,917	26,237
Provision for claim losses	72,056	80,721
Interest expense	3,309	2,082

Total expenses	1,131,314	1,259,463

Earnings before income taxes and minority interest	114,772	132,528
Income tax expense	40,743	43,766

Earnings before minority interest	74,029	88,762
Minority interest	(71)	416

Net earnings	$74,100	$88,346

     Total revenues for the Fidelity National Title Group decreased $145.9 million, or 10.5%, to $1,246.1 million in the first quarter of 2007 from $1,392.0 million in the first quarter of 2006. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title related fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $410.6 million and $452.4 million for the first quarters of 2007 and 2006, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 63.5% in the first quarter of 2007, and 64.5% for the first quarter of 2006. Personnel costs have decreased in the first quarter of 2007 primarily due to a decrease in the number of personnel, partially offset by an increase in average annualized personnel cost per employee due to increased salaries and employee benefit costs. Average employee count decreased to 17,047 in the first quarter of 2007 from 19,139 in the first quarter of 2006.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $198.4 million and $209.6 million for the first quarters of 2007 and 2006, respectively. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 30.7% and 29.9% in the first quarters of 2007 and 2006, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the first quarter of 2007 compared with the first quarter of 2006. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization was $26.9 million in the first quarter of 2007 as compared to $26.2 million in the first quarter of 2006.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $72.1 million in the first quarter of 2007 as compared to $80.7 million in the first quarter of 2006. Our claim loss provision as a percentage of total title premiums was 7.5% in both the first quarters of 2007 and 2006.
     Interest expense was $3.3 million and $2.1 million in the first quarters of 2007 and 2006, respectively. The increase of $1.2 million is due to an increase in interest expense related to the securities lending program.
     Income tax expense as a percentage of earnings before income taxes was 35.5% for the first quarter of 2007 and 33.0% for the first quarter of 2006. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year.
     Net earnings were $74.1 million and $88.3 million for the first quarters of 2007 and 2006, respectively.
Specialty Insurance

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
REVENUE:
Total revenue	$98,970	$110,395

EXPENSES:
Personnel costs	11,599	11,315
Other operating expenses	21,052	31,027
Depreciation and amortization	1,558	1,470
Provision for claim losses	38,930	33,869
Interest expense	405	256

Total expenses	73,544	77,937

Earnings before income taxes and minority interest	25,426	32,458
Income tax expense	9,569	12,566

Earnings before minority interest	15,857	19,892
Minority interest	—	—

Net earnings	$15,857	$19,892

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues decreased $11.4 million to $99.0 million in the first quarter of 2007 from $110.4 million in the first quarter of 2006. Flood revenues decreased $14.6 million, reflecting higher 2006 revenues resulting from claims processing related to the active 2005 hurricane season. That decrease, along with smaller decreases in the home warranty and auto insurance lines of business, was partially offset by growth in the homeowners’ insurance line of business.
     Personnel costs were $11.6 million and $11.3 million in the first quarters of 2007 and 2006, respectively. As a percentage of revenues, personnel costs were 11.7% and 10.2% in the first quarters of 2007 and 2006, respectively. The increase as a percentage of revenues in the 2007 period is primarily the result of the decrease in flood revenues, partially offset by the growth of the homeowners’ insurance business line, which has not required a proportionate increase in personnel.
     Other operating expenses in the specialty insurance segment were $21.1 million and $31.0 million in the first quarters of 2007 and 2006. As a percentage of revenues, other operating expenses were 21.3% and 28.1% in the first quarters of 2007 and 2006, respectively. In the course of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods.

     The provision for claim losses was $38.9 million and $33.9 million in the first quarters of 2007 and 2006, respectively. The increase was primarily the result of the increase in homeowners’ insurance premium revenues.
     Net earnings were $15.9 million and $19.9 million for the first quarters of 2007 and 2006, respectively.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated a pretax loss of $13.3 million in the first quarter of 2007, compared to a pretax loss of $9.5 million in the first quarter of 2006.
     Fidelity National Information Services Segment
     First quarter 2006 results of operations for FIS, which was included in our results as a separate segment prior to October 24, 2006, are as follows.

Three Months Ended March 31,
2006
(Dollars in thousands)
Revenue	$900,935
Interest and investment income	1,709
Realized gains and losses, net	1,023

Total revenue	903,667

Personnel costs	413,220
Other operating expenses	286,064
Depreciation and amortization	96,795
Provision for claim loss	65
Interest expense	43,268

Total expenses	839,412

Earnings before income taxes and minority interest	64,255
Income tax expense	24,586
Minority interest expense	311

Net earnings	$39,358

Liquidity and Capital Resources
     Cash Requirements. Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. At present, we pay dividends of $66.5 million per quarter, or an aggregate of $265.9 million per year, based on 221,588,791 shares outstanding at March 31, 2007. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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

     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2006, $2.0 billion of our net assets were restricted from dividend payments without prior approval from the departments of insurance. During the remainder of 2007, our first tier title subsidiaries can pay or make distributions to us of approximately $234 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     Capital Expenditures. Total capital expenditures were lower in the first quarter of 2007 compared to the first quarter of 2006 because the 2006 period includes capital expenditures made by FIS. Total capital expenditures for property and equipment were $28.9 million and $42.8 million for the three months ended March 31, 2007 and 2006, respectively. Total capital expenditures for software were $5.7 million and $50.8 million for the three months ended March 31, 2007 and 2006, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The New Credit Agreement, which replaced our previous credit agreement, provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. We have the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we will pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating.
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
     In connection with the 2005 distribution of our stock by Old FNF, we issued two $250 million intercompany notes payable to Old FNF (the “Mirror Notes”), with terms that mirrored Old FNF’s existing $250 million 7.30% public debentures due in August 2011 and $250 million 5.25% public debentures due in March 2013. Following issuance of the Mirror Notes, we filed a Registration Statement on Form S-4, pursuant to which we offered to exchange the outstanding Old FNF notes for notes we would issue having substantially the same terms and deliver the Old FNF notes received to Old FNF to reduce our debt under the Mirror Notes. On January 18, 2006 we completed these exchange offers with $241.3 million aggregate principal amount of the 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the 5.25% notes due 2013 validly tendered and not withdrawn in the exchange offers. Following the completion of the exchange offers, we issued a new 7.30% Mirror Note due 2011 in the amount of $8.7 million, representing the principal amount of the portion of the original Mirror Notes that was not exchanged. On October 23, 2006, the remaining balance of these notes was redeemed in full.

     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2007, we had security loans outstanding with a fair value of $237.9 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
     In addition to the foregoing financing arrangements, our historical financial statements reflect debt and interest expense of Old FNF and its other subsidiaries, principally FIS.
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
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2006.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We began purchasing shares under this program on a regular basis on April 30, 2007 and through May 7, 2007, we have repurchased a total of 600,000 shares.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of March 31, 2007, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
     We do not believe the lessor is a variable interest entity, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). In addition, we have verified that even if the lessor was determined to be a variable interest entity, we would not be required to consolidate the lessor or the assets and liabilities associated with the assets leased to us. This is because the assets leased by us will not exceed 50% of the total fair value of the lessor’s assets excluding certain assets that should be excluded from such calculation under FIN 46R, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2007 related to these arrangements.

Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     For a description of our recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In general, the dollar amount of damages sought is not specified. In those cases where plaintiffs have made a specific statement with regard to monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
     Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following is an update of such proceedings:
     Several class actions are pending in Alabama (Hazelwood v Ticor Title Insurance Company filed March 6, 2007 in the U.S. District Court for the Southern District of Alabama, Southern Division) and Kentucky (Tenhundfeld v Chicago Title Insurance Company, filed February 15, 2007 in the U.S. District Court for the Eastern District of Kentucky, Northern Division at Covington) alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. We intend to vigorously defend these actions.
     A class action in Washington (Braunstein v. Chicago Title Insurance Company, filed on November 22, 2006 in the U.S. District Court for the Western District of Washington at Seattle) alleges that we have violated state law by making prohibited payments for the referral of business increasing the cost of title insurance to consumers. Ticor Title Insurance Company and Fidelity National Title Insurance Company were added as defendants in this suit in March 2007. The suit seeks compensatory damages, and attorney’s fees. We intend to vigorously defend this action.
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
     On February 16, 2007, Chicago Title Insurance Company (“CTIC”) received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed between 1999 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into an Order with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of

Insurance in connection with their investigations of matters relating to these loans. Under the Order, we agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability, CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following the U.S. Department of Housing and Urban Development’s (the “HUD”) investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. CTIC has launched an internal investigation, and has been reporting thereon to the U.S. Attorney’s office on a confidential basis. The internal investigation has revealed potentially criminal conduct involving former employees which CTIC has turned over to the U.S. Attorney. However, we believe CTIC should not be indicted. In the event that CTIC were to be indicted, the consequences to us could have a material adverse effect on our business.
     The National Association of Insurance Commissioners and various state insurance regulators have been investigating so called “captive reinsurance” agreements since 2004. The investigations have focused on arrangements in which title insurers would write title insurance generated by realtors, developers and lenders and cede a portion of the premiums to a reinsurance company affiliate of the entity that generated the business. The HUD also has made formal or informal inquiries of us regarding these matters. We have been cooperating and intend to continue to cooperate with all ongoing investigations. We have discontinued all captive reinsurance arrangements. The total amount of premiums we ceded to reinsurers was approximately $10 million over the existence of these agreements. We have settled most of the accusations of wrongdoing that arose from these investigations by discontinuing the practice and paying fines. Some investigations are continuing. We anticipate they will be settled in a similar manner.
     Additionally, we have received inquiries from regulators about our business involvement with title insurance agencies affiliated with builders, realtors and other traditional sources of title insurance business, some of which we participated in forming as joint ventures with our subsidiaries. These inquiries have focused on whether the placement of title insurance with us through these affiliated agencies is proper or an improper form of referral payment. Like most other title insurers, we participate in these affiliated business arrangements in a number of states. We have settled the accusations of wrongdoing that arose from some of these investigations by discontinuing the practice and paying fines. Other investigations are continuing. We anticipate they will be settled in a similar manner.
     In 2006, we and our subsidiaries settled all allegations of wrongdoing arising from a wide-ranging review of the title insurance industry by the New York State Attorney General (the “NYAG”). Under the terms of the settlement, we paid a $2 million fine and were required to reduce premiums by 15% on owner’s policies under $1 million. Rate hearings will be conducted by the New York State Insurance Department (the “NYSID”) in 2007, where all rates will be considered industry-wide. The settlement clarifies practices considered wrongful under New York law by the NYAG and the NYSID, and we have agreed not to engage in those practices. We will take steps to assure that consumers are aware of the filed rates for premiums on title insurance products and that the products are correctly rated. The settlement also resolves all issues raised by the market conduct investigation of us and our subsidiaries by the NYSID except the issues of rating errors found by the NYSID. As part of the settlement, we and our subsidiaries denied any wrongdoing. Neither the fines nor the 15% rate reduction are expected to have a material impact on our earnings. We cooperated fully with the NYAG and NYSID inquiries into these matters and will continue to cooperate with the NYSID.
     Further, in 2006, U.S. Representative Oxley, the Chairman of the House Financial Services Committee (the “Committee”), asked the Government Accountability Office (the “GAO”) to investigate the title insurance industry. A congressional hearing was held regarding title insurance practices on April 27, 2006. The results of the GAO’s study were delivered in a report entitled “Title Insurance: Actions Needed to Improve Oversight of the Title Industry and Better Protect Consumers” (the “Report”) to Congressman Oxley’s successor on the GOP side (not Minority), Rep Spencer Bachus (R-AL), the ranking member of the Committee on April 16, 2007. The GAO’s report, issued April 17, 2007, offered positive recommendations for the industry, the HUD and state regulators.

     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. Among other things, the Proposed Regulations would set “maximum” rates, effective as of October 1, 2009, for title and escrow using industry data to be reported through the statistical plan described below and published by the California Department of Insurance (the “CDI”). In addition, the Proposed Regulations would establish an interim reduction of all title and escrow rates effective October 1, 2009 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2009. These interim rate reductions are intended to roll rates back so that in effect, premiums are charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. We are concerned that the reduced rates set by the Proposed Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Proposed Regulations contemplate the creation of a detailed statistical plan, requiring data to be collected by each title insurer, underwritten title company, and controlled escrow company at the individual transaction level beginning on January 1, 2008. Compliance with the data collection and reporting requirements of the Proposed Regulations, if adopted, would necessitate a significant revision and augmentation of our existing data collection and accounting systems before January 1, 2008, and would require a significant expenditure to comply with the April 30, 2009 deadline. The proposed required rate reductions and maximum rates would significantly reduce the title insurance rates that our subsidiaries can charge, and would likely have a significant negative impact on our California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact our cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for us. On February 21, 2007, the OAL disapproved the Proposed Regulations and requested certain clarifications from the CDI. On February 22, 2007, the CDI announced its intention to move forward expeditiously to satisfy the OAL’s request in consultation with consumer groups and the title industry and resubmit the regulations for approval. The Commissioner hosted a workshop on April 11, 2007, allowing the industry to document their concerns about the Proposed Regulations. A second workshop is scheduled for May 9, 2007; however, the Commissioner intends to issue a 15 day notice signaling their intent to resubmit the Proposed Regulations to the OAL in some revised format. The Commissioner must resubmit on or before June 22, 2007.
     In addition, the Florida Office of Insurance Regulation (the “OIR”) has released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes us. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR is presently developing a rule to establish and govern the annual collection of statistical data and has said that it will use the information gathered to begin a full review of the title insurance rates charged in Florida. We and one of our competitors have filed procedural challenges to the currently proposed rule. A hearing is scheduled for June 27, 2007.
     The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2006.
Adverse development arising from a pending investigation could materially adversely affect our results of operations.
     On February 16, 2007, CTIC received a letter from the United States Attorney’s Office in the Southern District of Texas advising the company that it is the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. CTIC believes that the investigation relates to certain mortgage loan transactions that were closed between 1999 and 2001 by a branch office of CTIC located in the Houston Metropolitan area. As previously disclosed, in February 2005, without any admission of fault or liability, CTIC entered into an Order with the U.S. Office of the Comptroller of the Currency and certain other regulators including the Office of Thrift Supervision and the Texas Department of Insurance in connection with their investigations of matters relating to these loans. Under the Order, the Company agreed to, among other things, pay a civil money penalty, provide training to current and prospective employees, and audit branch offices at least every two years to ensure compliance with applicable rules and regulations. In addition, without admitting any liability,

CTIC concurrently entered into a settlement agreement with the U.S. Department of Housing and Urban Development with respect to any violations of the Real Estate Settlement Procedures Act in connection with these loans following HUD’s investigation of the matter. The U.S. Attorney’s Office now is investigating possible violations of the bank fraud laws in connection with the same loans. CTIC is fully cooperating with the U.S. Attorney’s investigation. CTIC has launched an internal investigation, and has been reporting thereon to the U.S. Attorney’s office on a confidential basis. The internal investigation has revealed potentially criminal conduct involving former employees which CTIC has turned over to the U.S. Attorney. However, the Company believes it should not be indicted. In the event that CTIC were to be indicted, the consequences to us could materially adversely affect the Company’s business.
Item 6. Exhibits
     (a) Exhibits:
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

FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

By:	/s/ Anthony J. Park

Anthony J. Park
Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: May 8, 2007

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.