Form 10-Q
period 2007-06-30
Fidelity National Financial, Inc.
filed 2007-08-08
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of June 30, 2007, there were 220,910,633 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2007

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at June 30, 2007 includes $388,972 and $335,497 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006 includes $288,420 and $305,313 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$3,267,802	$2,901,964
Equity securities, at fair value	167,664	207,307
Other long-term investments	170,598	164,109
Short-term investments at June 30, 2007 includes $193,527 and at December 31, 2006 includes $408,363 of pledged short-term investments related to secured trust deposits	441,418	848,371

Total investments	4,047,482	4,121,751
Cash and cash equivalents, at June 30, 2007 includes $300,028 and $346,629 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006 includes $228,458 and $316,019 of pledged cash related to secured trust deposits and the securities lending program, respectively	783,433	676,444
Trade and notes receivables, net of allowance of $13,394 at June 30, 2007 and $12,674 at December 31, 2006, includes a $12,976 note receivable from FIS at June 30, 2007	245,404	251,544
Goodwill	1,195,133	1,154,298
Prepaid expenses and other assets	313,508	271,732
Capitalized software	88,383	83,538
Other intangible assets	91,622	95,787
Title plants	330,934	324,155
Property and equipment, net	270,021	254,350
Income taxes receivable	—	25,960

	$7,365,920	$7,259,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities, at June 30, 2007 and December 31, 2006, includes $346,629 and $316,019, respectively, of security loans related to the securities lending program	$900,554	$932,479
Accounts payable to FIS	20,201	5,208
Deferred revenue	131,986	130,543
Notes payable	505,230	491,167
Reserve for claim losses	1,229,104	1,220,636
Secured trust deposits	871,161	905,461
Deferred tax liabilities	93,713	43,653
Income taxes payable	3,723	—

	3,755,672	3,729,147

Minority interests and preferred stock of subsidiary	55,822	56,044
Stockholders’ equity:
Common stock, $.0001 par value; authorized, 600,000,000 shares as of June 30, 2007 and December 31, 2006; issued, 222,380,414 as of June 30, 2007 and 221,507,939 as of December 31, 2006	22	22
Additional paid-in capital	3,221,684	3,193,904
Retained earnings	381,740	345,516

	3,603,446	3,539,442
Accumulated other comprehensive loss	(11,833)	(63,046)
Treasury stock, 1,469,781 shares as of June 30, 2007 and 94,781 shares as of December 31, 2006, at cost	(37,187)	(2,028)

	3,554,426	3,474,368

	$7,365,920	$7,259,559

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$448,504	$525,450	$867,101	$994,372
Agency title insurance premiums	597,862	690,530	1,140,008	1,296,584
Escrow and other title related fees	283,308	287,197	528,114	540,724
Transaction processing	—	976,067	—	1,819,266
Specialty insurance	99,731	97,708	194,729	204,451
Interest and investment income	45,205	48,152	95,164	99,515
Realized gains and losses, net	3,899	5,625	10,281	17,555
Other income	16,168	14,040	28,342	26,801

Total revenue	1,494,677	2,644,769	2,863,739	4,999,268
EXPENSES:
Personnel costs	452,752	891,841	888,012	1,769,772
Other operating expenses	296,221	602,061	530,662	1,095,405
Agent commissions	462,876	529,082	883,033	998,789
Depreciation and amortization	31,192	137,969	60,546	262,600
Provision for claim losses	113,083	124,075	224,069	238,567
Interest expense	12,435	62,960	24,412	117,605

Total expenses	1,368,559	2,347,988	2,610,734	4,482,738

Earnings before income taxes and minority interest	126,118	296,781	253,005	516,530
Income tax expense	40,471	110,402	85,516	192,149

Earnings before minority interest	85,647	186,379	167,489	324,381
Minority interest	812	53,758	(745)	85,389

Net earnings	$84,835	$132,621	$168,234	$238,992

Basic earnings per share	$0.39	$0.76	$.77	$1.38

Weighted average shares outstanding, basic	218,707	173,475	218,860	173,475

Diluted earnings per share	$0.38	$0.76	$.75	$1.38

Weighted average shares outstanding, diluted	222,968	173,647	222,940	173,651

Cash dividends paid per share	$0.30	$0.25	$0.60	$0.50

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net earnings	$84,835	$132,621	$168,234	$238,992
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (1)	62,440	(23,401)	56,823	(11,947)
Unrealized (loss) gain on foreign currency translation (2)	(145)	5,241	(159)	6,529
Reclassification adjustments for gains included in net earnings (3)	(2,433)	(4,613)	(5,451)	(12,808)
Reclassification adjustments relating to minority interests	—	1,911	—	1,475

Other comprehensive earnings (loss)	59,862	(20,862)	51,213	(16,751)

Comprehensive earnings	$144,697	$111,759	$219,447	$222,241

(1)	Net of income tax expense (benefit) of $36.1 million and $(13.2) million and $33.0 million and $(10.2) million for the three months and six months ended June 30, 2007 and 2006, respectively.

(2)	Net of income tax (benefit) expense of $(0.1) million and $3.1 million and of $(0.1) million and $3.8 million for the three months and six months ended June 30, 2007 and 2006, respectively.
(3)	Net of income tax expense of $1.4 million and $2.7 million and $3.1 million and $7.5 million for the three months and six months ended June 30, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands) (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2006	221,508	$22	$3,193,904	$345,516	$(63,046)	95	$(2,028)	$3,474,368
Exercise of stock options	872	—	6,737	—	—	—	—	6,737
Tax benefit associated with the exercise of stock options	—	—	5,378	—	—	—	—	5,378
Treasury Stock repurchased	—	—	—	—	—	1,375	(35,159)	(35,159)
Other comprehensive income — unrealized gain on investments and other financial instruments	—	—	—	—	51,372	—	—	51,372
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	(159)	—	—	(159)
Stock based compensation	—	—	15,665	—	—	—	—	15,665
Cash dividends ($0.60 per share)	—	—	—	(132,010)	—	—	—	(132,010)
Net earnings	—	—	—	168,234	—	—	—	168,234

Balance, June 30, 2007	222,380	$22	$3,221,684	$381,740	$(11,833)	1,470	$(37,187)	$3,554,426

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$168,234	$238,992
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	60,546	262,600
Net increase in reserve for claim losses	8,468	72,854
Gain on sales of assets	(10,281)	(17,555)
Stock-based compensation cost	15,665	45,647
Minority interest	(745)	85,389
Change in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in secured trust deposits	8,414	(8,890)
Net decrease in trade receivables	6,258	16,348
Net increase in prepaid expenses and other assets	(25,961)	(101,082)
Net decrease in accounts payable, accrued liabilities	(51,763)	(105,267)
Net increase (decrease) in income taxes	50,873	(156,230)

Net cash provided by operating activities	229,708	332,806

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,053,922	1,286,814
Proceeds from maturities of investment securities available for sale	216,870	162,013
Proceeds from sale of assets	1,072	2,789
Cash received as collateral on loaned securities, net	426	2,019
Collections of notes receivable	3,845	3,845
Additions to title plants	(7,016)	(7,474)
Additions to property and equipment	(50,587)	(88,596)
Additions to capitalized software	(16,175)	(97,691)
Purchases of investment securities available for sale	(3,610,697)	(1,340,478)
Net proceeds of short-term investment activities	406,954	309,640
Issuance of notes receivable	(95)	(4,263)
Acquisitions of businesses, net of cash acquired	(51,675)	(113,320)

Net cash (used in) provided by investing activities	(53,156)	115,298

Cash flows from financing activities:
Borrowings	15,243	317,264
Debt service payments	(1,322)	(476,593)
Dividends paid	(132,010)	(85,691)
Subsidiary dividends paid to minority interest shareholders	—	(27,454)
Stock options exercised	6,737	27,245
Tax benefit associated with the exercise of stock options	5,378	22,495
Exercise of subsidiary stock options	—	45,245
Purchases of treasury stock	(35,159)	—
Subsidiary purchases of treasury stock	—	(65,101)

Net cash used in financing activities	(141,133)	(242,590)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	35,419	205,514
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	447,986	278,685

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$483,405	$484,199

Supplemental cash flow information:
Income taxes paid	$29,992	$220,600

Interest paid	$24,060	$118,902

Capital transactions of FIS	$—	$862,296

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information included in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Description of Business
     FNF is a holding company that is a provider of title insurance, specialty insurance, and claims management services. The Company is one of the nation’s largest title insurance companies through its title insurance underwriters, with an approximately 27.7% national market share in 2006. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries and is a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned subsidiary, Sedgwick CMS Holdings, Inc. (“Sedgwick”).
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
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) 90-5, “Exchanges of Ownership Interests between Enterprises under Common Control.” Furthermore, the substance of the Asset Contribution and the Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF 02-11, “Accounting for Reverse Spinoffs.” Accordingly, the historical financial statements of Old FNF became those of FNF; however, the criteria to account for FIS as discontinued operations as prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in the Company’s consolidated financial statements.

Transactions with Related Parties
     Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in the Company’s consolidated results.
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(in millions)	(in millions)
Agency title premiums earned	$40.7	$77.3
Interest revenue	0 .2	0.4

Total revenue	40.9	77.7

Agency title commissions	36.1	68.3
Data processing costs	14.1	26.1
Corporate services allocated	(0.6)	(1.5)
Title insurance information expense	4.7	10.9
Other real-estate related information	4.0	7.3
Software expense	12.9	25.0
Rental expense	(1.2)	(1.4)
License and cost sharing agreements	4.6	6.9

Total expenses	$74.6	$141.6

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues for the Company of $40.7 million and $77.3 million for the three and six month periods ended June 30, 2007, respectively, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of approximately 89% of premiums generated, equal to $36.1 million and $68.3 million for the three and six month periods ended June 30, 2007, respectively.
     FIS provides information technology infrastructure support, data center management and related IT support services to the Company. The Company’s expenses include amounts paid to FIS for these services of $14.1 million and $26.1 million for the three and six month periods ended June 30, 2007, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $12.9 million and $25.0 million for the three and six month periods ended June 30, 2007, respectively.
     Historically, the Company has provided corporate services to FIS. These corporate services include accounting, internal audit, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three and six month periods ended June 30, 2007, the Company’s expenses were reduced by $0.6 million and $1.5 million, respectively, related to the provision of corporate services to FIS by the Company.
     The title plant assets of several of the Company’s title insurance subsidiaries are managed or maintained by a subsidiary of FIS. The underlying title plant information and software continues to be owned by each of the Company’s title insurance underwriters, but FIS manages and updates the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS is responsible for keeping the title plant assets current and fully functioning, for which the Company pays a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $5.2 million and $11.9 million for the three and six month periods ended June 30, 2007, respectively. In addition, each applicable title insurance underwriter in turn receives a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $0.5 million and $1.0 million for the three and six month periods ended June 30, 2007, respectively. The Company has also entered into agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS. The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $4.0 million and $7.3 million for the three and six month periods ended June 30, 2007, respectively. The Company announced the acquisition of the FIS subsidiary providing these services to subsequent to the end of the quarter. Please see note K for a detailed description of the sale agreement.
     The Company has announced the acquisition of Property Insight, LLC (“Property Insight”), the FIS subsidiary that manages, maintains and updates our title insurance plants, as well as managing potential title plant construction for us, for $95 million. The transaction was approved by an independent committee of each company’s board of directors and the sale is expected to be completed during the third quarter of 2007. See note K.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense relating to these agreements of $4.6 million and $6.9 million for the three and six month periods ended June 30, 2007, respectively.
     For the three and six month periods ended June 30, 2007, the Company’s expenses included expenses for a lease of office space and equipment to the Company from FIS for the Company’s corporate headquarters and business operations in the amounts of $1.2 million and $2.4 million, respectively, and were reduced by $2.4 million and $3.8 million, respectively, for leases of office space, furniture and equipment to FIS by the Company.
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
     Amounts due from/ (to) FIS were as follows:

June 30, 2007
(In millions)
Note receivable from FIS	$13.0
Due to FIS	(20.2)
     At June 30, 2007, the Company has a note receivable balance of $13.0 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million and $0.4 million on this note for the three and six month periods ended June 30, 2007, respectively.
     During the period, the Company paid amounts to a subsidiary of FIS for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $2.2 million and $3.8 million during the three and six month periods ended June 30, 2007, respectively. Amounts paid to FIS for capitalized title plant construction costs were $4.1 million and $9.7 million during the three and six month periods ended June 30, 2007, respectively.

Recent Accounting Pronouncements
     In June 2007, The American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. For those entities that are investment companies under SOP 07-1, SOP 07-1 also addresses whether specialized industry accounting principles and disclosure requirements should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of the beginning of January 1, 2008 for calendar year entities. Management is currently evaluating the impact on the Company’s statements of financial position and operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007 (see Note F).
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its acquisitions. Based on this valuation any differences between the fair value of the identifiable assets and liabilities and the purchase price paid is recorded as goodwill. There were no individually significant acquisitions during the six months ended June 30, 2007.
Ceridian Corporation
     On May 30, 2007, FNF and Thomas H. Lee Partners, L.P. (“THL”) announced the execution of a definitive merger agreement to jointly acquire Ceridian Corporation (“Ceridian”) for $36 in cash per share of common stock. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards. Ceridian shareholders will vote on the acquisition at the Ceridian annual stockholders meeting scheduled for September 12, 2007.
     FNF and an equity fund of THL are each committed under equity commitment letters delivered in connection with the definitive merger agreement to invest $900 million in connection with the purchase of Ceridian. FNF and THL have announced that they intend to bring co-investors into the transaction. As a result of any co-investment, FNF will own less than 50% of Ceridian and expects to account for this investment using the equity method of accounting for financial statement purposes.

Cascade Timberlands LLC
     During 2006, the Company purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands for $89.2 million. During the three months ended June 30, 2007, the Company sold a small portion of its interest in Cascade Timberlands for $0.9 million. As of June 30, 2007, the Company owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
Acquisition of Equity Interest in Sedgwick
     On January 31, 2006, the Company, along with our equity partners, THL and Evercore Capital Partners, completed an acquisition of Sedgwick CMS Holdings, Inc. (“Sedgwick”), which resulted in the Company obtaining a 40% interest in Sedgwick for approximately $126 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities. In September 2006, the Company invested an additional $6.8 million in Sedgwick, maintaining its 40% interest.
Certegy, Inc.
     On February 1, 2006, a subsidiary of Old FNF formerly known as Fidelity National Information Services, Inc. merged with Certegy, Inc. (“Certegy”) to form FIS, a single publicly traded company. Certegy was a payment processing company headquartered in St. Petersburg, Florida. Its results of operations are not included in the Company’s financial statements for periods after October 23, 2006, but were included for the three and six month periods ended June 30, 2006.
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
     The total purchase price was as follows (in millions):

Value of Certegy’s common stock	$2,121.0
Value of Certegy’s stock options.	54.2
FIS’s estimated transaction costs	5.9

$2,181.1

Note C — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing basic earnings per share adjusted for the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, basic and diluted	$84,835	$132,621	$168,234	$238,992
Weighted average shares outstanding during the period, basic	218,707	173,475	218,860	173,475
Plus: Common stock equivalent shares assumed from conversion of options	4,261	172	4,080	176

Weighted average shares outstanding during the period, diluted	222,968	173,647	222,940	173,651

Basic earnings per share	$0.39	$0.76	$0.77	$1.38

Diluted earnings per share	$0.38	$0.76	$0.75	$1.38

     Options to purchase 2,034,742 shares and 3,178,771 shares of the Company’s stock for the three and six month periods ended June 30, 2007, respectively, and 2,239,027 shares for the three and six month periods ended June 30, 2006, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
Note D — Investments
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2007 and December 31, 2006, the Company had security loans outstanding with fair values of $346.6 million and $316.0 million included in accounts payable and accrued liabilities, respectively, and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$185,570	$(3,136)	$760,357	$(14,632)	$945,927	$(17,768)
States and political subdivisions	281,475	(3,936)	737,836	(14,595)	1,019,311	(18,531)
Foreign government and agencies	990	(10)	30,530	(617)	31,520	(627)
Corporate securities	42,299	(700)	525,047	(16,048)	567,346	(16,748)
Equity securities	104,213	(4,336)	17,998	(2,509)	122,211	(6,845)

Total temporarily impaired securities	$614,547	$(12,118)	$2,071,768	$(48,401)	$2,686,315	$(60,519)

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
     Gross realized gains on investments for the quarters ended June 30, 2007 and 2006 were $16.1 million and $10.4 million, respectively. Gross realized losses on investments for the quarters ended June 30, 2007 and 2006 were $12.2 million and $3.9 million, respectively.

Note E — Stock-Based Compensation Plans
     During the second quarter of 2007, the Company granted 10,000 shares of restricted stock with a weighted average grant date fair value of $25.13 per share. During the first six months of 2006, the Company granted options to purchase 40,000 shares of common stock, with a weighted average exercise price of $21.82 per share and a weighted average fair value of $3.71 per share.
     Net income reflects stock based compensation expense of $8.2 million and $11.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $15.7 million and $45.6 million for the six months periods ended June 30, 2007 and 2006, respectively, which is included in personnel costs in the reported financial results of each period. Stock based compensation costs related to FIS were $4.8 million and $32.7 million in the three and six month periods ended June 30, 2006, respectively. The expense for the first six months of 2006 included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the quarter.
Note F — Uncertainty in Income Taxes
     FNF adopted FIN 48, effective January 1, 2007. As a result of the adoption, the Company had no change to reserves for uncertain tax positions. As of January 1, 2007, FNF had approximately $3.7 million (including $0.3 million of interest) of total gross unrecognized tax benefits that, if recognized, would favorably affect the rate.
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
Note G – Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended June 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$1,046,366	$—	$—	$1,046,366
Other revenues	274,395	99,731	25,081	399,207

Revenues from external customers	$1,320,761	$99,731	$25,081	$1,445,573
Interest and investment income, including realized gains and (losses)	42,596	4,074	2,434	49,104

Total revenues	$1,363,357	$103,805	$27,515	$1,494,677

Depreciation and amortization	28,172	1,512	1,508	31,192
Interest expense	3,723	449	8,263	12,435
Earnings (loss) before income tax and minority interest	131,101	13,860	(18,843)	126,118
Income tax expense	42,362	5,340	(7,231)	40,471
Minority interest	1,003	—	(191)	812
Net earnings (loss)	$87,736	$8,520	$(11,421)	$84,835
Assets	$5,991,572	$496,412	$877,936	$7,365,920
Goodwill	1,084,048	44,856	66,229	1,195,133

     As of and for the three months ended June 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group	Services	Insurance	and Other	Eliminations	Total
Title premiums	$1,213,246	$18,488	$—	$2,499	$(18,253)	$1,215,980
Other revenues	299,529	1,003,459	97,708	1,491	(27,175)	1,375,012
Intersegment revenue	—	(45,428)	—	—	45,428	—

Revenues from external customers	$1,512,775	$976,519	$97,708	$3,990	$—	$2,590,992
Interest and investment income, including realized gains and (losses)	43,786	2,446	3,741	3,804	—	53,777

Total revenues	$1,556,561	$978,965	$101,449	$7,794	$—	$2,644,769

Depreciation and amortization	27,194	110,374	1,502	(1,101)	—	137,969
Interest expense	2,872	49,033	325	10,730	—	62,960
Earnings (loss) before income tax and minority interest	191,481	106,333	15,473	(16,506)	—	296,781
Income tax expense	64,603	40,621	6,049	(871)	—	110,402
Minority interest	863	(317)	—	53,212	—	53,758
Net earnings (loss)	$126,015	$66,029	$9,424	$(68,847)	$—	$132,621
Assets	$6,199,666	$7,342,785	$462,134	$399,794	$—	$14,404,379
Goodwill	1,051,523	3,697,900	44,856	(61,487)	—	4,732,792
     As of and for the six months ended June 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$2,007,109	$—	$—	$2,007,109
Other revenues	514,568	194,729	41,888	751,185

Revenues from external customers	$2,521,677	$194,729	$41,888	$2,758,294
Interest and investment income, including realized gains and (losses)	87,766	8,046	9,633	105,445

Total revenues	$2,609,443	$202,775	$51,521	$2,863,739

Depreciation and amortization	55,089	3,070	2,387	60,546
Interest expense	7,032	854	16,526	24,412
Earnings (loss) before income tax and minority interest	245,873	39,286	(32,154)	253,005
Income tax expense	83,105	14,909	(12,498)	85,516
Minority interest	932	—	(1,677)	(745)
Net earnings (loss)	$161,836	$24,377	$(17,979)	$168,234
Assets	$5,991,572	$496,412	$877,936	$7,365,920
Goodwill	1,084,048	44,856	66,229	1,195,133

     As of and for the six months ended June 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group	Services	Insurance	and Other	Eliminations	Total
Title premiums	$2,289,435	$37,103	$—	$1,286	$(36,868)	$2,290,956
Other revenues	564,086	1,885,779	204,451	3,222	(66,296)	2,591,242
Intersegment revenue	—	(103,164)	—	—	103,164	—

Revenues from external customers	$2,853,521	$1,819,718	$204,451	$4,508	$—	$4,882,198
Interest and investment income, including realized gains and (losses)	95,032	5,178	7,393	9,467	—	117,070

Total revenues	$2,948,553	$1,824,896	$211,844	$13,975	$—	$4,999,268

Depreciation and amortization	53,431	207,169	2,972	(972)	—	262,600
Interest expense	4,954	92,301	581	19,769	—	117,605
Earnings (loss) before income tax and minority interest	324,009	170,588	47,931	(25,998)	—	516,530
Income tax expense	108,369	65,207	18,615	(42)	—	192,149
Minority interest	1,279	(6)	—	84,116	—	85,389
Net earnings (loss)	$214,361	$105,387	$29,316	$(110,072)	$—	$238,992
Assets	$6,199,666	$7,342,785	$462,134	$399,794	$—	$14,404,379
Goodwill	1,051,523	3,697,900	44,856	(61,487)	—	4,732,792
     The activities of the reportable segments include the following:
Fidelity National Title Group
     This segment consists of the operation of FNF’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 27.7% of all title insurance policies issued nationally during 2006. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.
Specialty Insurance
     This segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile, and other personal lines insurance policies.
Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions (“FNRES”), a 61% owned subsidiary of the Company that conducts a software business service real estate brokers, other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick.
     Fidelity National Information Services
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

Note H — Dividends
     On January 23, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on March 29, 2007, to stockholders of record as of March 14, 2007. On April 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on June 28, 2007, to stockholders of record as of June 14, 2007. On July 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on September 27, 2007, to stockholders of record as of September 13, 2007.
Note I — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$2
Interest cost	2,219	2,097	107	286
Expected return on assets	(2,660)	(2,453)	—	—
Amortization of prior service cost	—	—	2	(1,010)
Amortization of actuarial loss	2,149	2,217	(316)	467

Total net periodic (income) expense	$1,708	$1,861	$(207)	$(255)

	For the Six Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$40
Interest cost	4,438	4,194	379	528
Expected return on assets	(5,320)	(4,906)	—	—
Amortization of prior service cost	—	—	(11)	(1,205)
Amortization of actuarial loss	4,298	4,434	—	553

Total net periodic (income) expense	$3,416	$3,722	$368	$(84)

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
Note J — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the Company’s business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often, more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In

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

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. Management reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the Company’s overall financial condition.
     Several class actions are pending in Alabama, Connecticut, Florida, Kentucky, Maryland, Michigan, Ohio, New Mexico, New Hampshire, Pennsylvania, Texas, and Washington alleging improper premiums were charged for title insurance. The cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Alabama class actions were dismissed in the District Court. However, the plaintiffs announced their intention to appeal. A second action was filed recently in Florida. The Company intends to vigorously defend these actions.
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
     A class action in Connecticut alleges that the Company uses unauthorized agents in violation of state law. A similar suit has been filed in Massachusetts. The suits seek compensatory damages, attorney’s fees and injunctive relief to terminate the practice. The Company intends to vigorously defend these actions.
     A class action in California alleges that the Company participated in a fraudulent loan scheme with mortgage brokers. The suit seeks compensatory damages, and attorney’s fees. The Company intends to vigorously defend this action.
     Two class actions, one in Michigan and one in Ohio, allege the Company has violated the Real Estate Settlement Procedures Act (“RESPA”) by engaging in affiliated business arrangements in violation of RESPA. The suits seek to recover three times the title charges, interest and attorney’s fees. The District Court dismissed the Ohio action and the plaintiffs appealed. The Company intends to vigorously defend these actions.

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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two cases in Ohio state that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     As previously disclosed, CTIC received a target letter on February 16, 2007 from the United States Attorney’s office in the Southern District of Texas advising CTIC that it was the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. The United States Attorney’s office subsequently advised CTIC that it will not be indicted in connection with the matters set forth in the target letter. CTIC is continuing to cooperate with the United States Attorney’s office.
     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. On February 21, 2007, the OAL disapproved the Proposed Regulations. On June 28, 2007, the California Department of Insurance (the “CDI”) submitted a modified version of the Proposed Regulations to the OAL. The only substantive change in this modified version of the Proposed Regulations was to delay the implementation dates by approximately one year. The OAL approved the modified version of the Proposed Regulations on July 26, 2007 (as approved, the “Regulations”) and filed them with the California Secretary of State. Notwithstanding the promulgation of the Regulations, the Company, as well as others, has been engaged in discussions with the CDI regarding possibly industry reforms that may result in the CDI’s decision to modify of repeal the Regulations prior to their implementation. In the event that the CDI does not modify or repeal the Regulations prior to their implementation, the Regulations are expected to have significant effects on the title insurance industry in California. Among other things, the Regulations set “maximum” rates, effective as of October 1, 2010, for title and escrow using industry data to be reported through the statistical plan described below and published by the CDI. In addition, the Regulations establish an interim reduction of all title and escrow rates effective October 1, 2010 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2010. These interim rate reductions are intended to roll rates back so that, in effect, premiums would be charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. The Company is concerned that the reduced rates set by the Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Regulations create of a detailed statistical plan and require each title insurer, underwritten title company, and controlled escrow company to collect data at the individual transaction level beginning on January 1, 2009, and to report such data to the CDI on an annual basis beginning April 30, 2010. Compliance with the data collection and reporting requirements of the Regulations would necessitate a significant revision and augmentation of the Company’s existing data collection and accounting systems before January 1, 2009, and would require a significant expenditure to comply with the April 30, 2010 reporting deadline. The required rate reductions and maximum rates would significantly reduce the title insurance rates that the Company’s subsidiaries can charge, and would likely have a significant negative impact on the Company’s California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact the Company’s cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for the Company. The Company continues to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. In addition, the Company is exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.
     In addition, the Florida Office of Insurance Regulation (the “OIR”) has released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes the Company. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR has noticed a hearing to be held on August 23, 2007 at which it will seek information on title insurance operations on Florida.
     The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms. Additionally, the New Mexico Public Regulation Commission has established a task force to investigate the title insurance business in New Mexico and make recommendations to improve consumer protection, education and awareness. Their findings and recommendations are expected to be presented by October 30, 2007.
     The CDI recently served the Fidelity National Property & Casualty Insurance Company (“FNPAC”), a wholly owned subsidiary of the Company, with a cease and desist order alleging that it had knowingly issued immigration bonds in California without proper authority. FNPAC has proposed a stipulated settlement agreement providing for the dismissal of the order.
Note K — Subsequent Events
     On August 2, 2007, the Company announced the acquisition of an FIS subsidiary, Property Insight, LLC (“Property Insight”), from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title insurance plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction activities for FNF. The sale is expected to be completed by the end of the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions.
     Also on August 1, 2007, the Company signed a definitive agreement to acquire ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as title and closing services, to residential mortgage originators, banks and institutional mortgage lenders throughout the United States. Closing of the transaction is expected before the end of the third quarter of 2007, subject to customary closing conditions.

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
Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, and claims management services. We are one of the nation’s largest title insurance companies through our title insurance underwriters, with an approximate 27.7% national market share in 2006. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries and are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned subsidiary, Sedgwick CMS (“Sedgwick”).
     Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and we were a majority-owned public subsidiary of another company that was also called Fidelity National Financial (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock (the “Asset Contribution”). Old FNF then distributed to its stockholders all of its shares of FNT common stock, making FNT a stand alone public company. Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF” or the “Company”). Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. Our historical equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 27.7% of all title insurance policies issued nationally during 2006. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions (“FNRES”), a 61% owned subsidiary of ours that conducts a software business serving real estate brokers, other smaller operations, and our share in the operations of certain equity investments, including Sedgwick.
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
Recent Developments
     On May 30, 2007, FNF and Thomas H. Lee Partners, L.P. (“THL”) announced the execution of a definitive merger agreement to jointly acquire Ceridian Corporation (“Ceridian”) for $36 in cash per share of common stock. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards. Ceridian shareholders will vote on the acquisition at the Ceridian annual stockholders meeting scheduled for September 12, 2007.
     FNF and THL have announced they intend to bring co-investors into the transaction. As a result of any co-investment, FNF will own less than 50% of Ceridian and expects to account for this investment using the equity method of accounting for financial statement purposes.
     On August 2, 2007, we announced the acquisition of an FIS subsidiary, Property Insight, LLC (“Property Insight”) from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for us, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title insurance plants that are owned by us. Additionally, Property Insight manages potential title plant construction activities for us. The sale is expected to be completed by the end of the third quarter of 2007, subject to certain regulatory approvals and customary closing conditions.
     Also on August 1, 2007, we signed a definitive agreement to acquire ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as title and closing services, to residential mortgage originators, banks and institutional mortgage lenders throughout the United States. Closing of the transaction is expected before the end of the third quarter of 2007, subject to customary closing conditions.
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
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$1,494,677	$2,644,769	$2,863,739	$4,999,268

Total expenses	1,368,559	2,347,988	2,610,734	4,482,738

Net earnings	84,835	132,621	168,234	238,992

Basic net earnings per share	0.39	0.76	0.77	1.38

Diluted net earnings per share	0.38	0.76	0.75	1.38

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$448,504	$525,450	$867,101	$994,372
Agency title insurance premiums	597,862	690,530	1,140,008	1,296,584
Escrow and other title related fees	283,308	287,197	528,114	540,724
Transaction processing	—	976,067	—	1,819,266
Specialty insurance	99,731	97,708	194,729	204,451
Interest and investment income	45,205	48,152	95,164	99,515
Realized gains and losses, net	3,899	5,625	10,281	17,555
Other income	16,168	14,040	28,342	26,801

Total revenue	$1,494,677	$2,644,769	$2,863,739	$4,999,268

Orders opened by direct title operations	622,100	847,900	1,274,500	1,679,300
Orders closed by direct title operations	408,700	554,100	799,100	1,080,800
     Total consolidated revenues decreased $1,150.1 million to $1,494.7 million in the second quarter of 2007 compared to the second quarter of 2006 and decreased $2,135.5 million to $2,863.7 million in the first six months of 2007 compared to the first six months of 2006. Excluding revenues related to FIS, total revenues for the second quarter and first six months of 2007 decreased $169.2 million and $306.4 million, respectively, compared to the corresponding 2006 periods, consisting primarily of a decrease of $173.5 million in title related revenues, and a $2.0 million increase in specialty insurance revenues for the second quarter and a decrease of $296.5 million in title related revenues and a $9.7 million decrease in specialty insurance revenues for the six month period.
     Consolidated title insurance premiums for the three and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$448,504	42.9%	$525,450	43.2%	$867,101	43.2%	$994,372	43.4%
Title premiums from agency operations	597,862	57.1%	690,530	56.8%	1,140,008	56.8%	1,296,584	56.6%

Total	$1,046,366	100.0%	$1,215,980	100.0%	$2,007,109	100.0%	$2,290,956	100.0%

(1)	Includes premiums reported by FIS in 2006.

     Title insurance premiums decreased 13.9% to $1,046.4 million in the second quarter of 2007 as compared with the second quarter of 2006. The decrease was made up of a $76.9 million or 14.6% decrease in direct premiums and a $92.7 million or 13.4% decrease in premiums from agency operations. Title insurance premiums decreased 12.4% to $2,007.1 million in the first six months of 2007 as compared with the first six months of 2006. The decrease was made up of a $127.3 million or 12.8% decrease in direct premiums and a $156.6 million or 12.1% decrease in premiums from agency operations.
     Direct title premiums in the second quarter and first six months of 2006 include $18.3 million and $36.9 million, respectively, in premiums generated by FIS. Because the operations of FIS are not included in our results for the periods subsequent to October 23, 2006, title premiums generated by FIS in the first quarter and first six months of 2007 are included in agency title premiums rather than direct title premiums. Excluding title premiums generated by FIS in 2006, direct title premiums decreased $58.7 million, or 11.6%, and $90.4 million, or 9.4%, in the second quarter and first six months of 2007 compared to 2006. The decreased level of direct title premiums is the result of a decrease in closed order volume partially offset by an increase in fee per file. Excluding operations of FIS, closed order volumes decreased to 408,700 in the second quarter of 2007 compared to 473,800 in the second quarter of 2006 and to 799,100 in the first six months of 2007 compared to 910,100 in the first six months of 2006, reflecting a declining purchase market and a relatively stable refinance market. The average fee per file in our direct operations, excluding the operations of FIS, was $1,627 and $1,429 in the three month periods ended June 30, 2007 and 2006, respectively, and $1,593 and $1,384 in the first six months of 2007 and 2006, respectively, reflecting a continued strength in the commercial market and, for the six month period, an increase in refinance activity and modest appreciation in residential home prices in the first quarter of 2007 as compared to the same period in 2006. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Mortgage interest rates in the first six months of 2007 were relatively consistent compared with the first six months of 2006.
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
     Trends in escrow and other title related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow and other title related fees decreased 10.2% in the three-month and six-month periods, relatively consistent with the decrease in direct title premiums. Escrow fees, which are more directly related to our direct operations, decreased 16.8% and 15.1% in the three and six month periods ended June 30, 2007 compared to 2006, generally consistent with the decrease in direct title insurance premiums and order counts, but were also impacted by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower, and by reduced escrow rates in the western part of the country. During the three and six month periods ended June 30, 2007, other title related fees increased 25.2% and 19.4% compared to the corresponding 2006 periods primarily due to acquisitions.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $45.2 million and $48.2 million in the second quarter of 2007 and 2006, respectively, and $95.2 million and $99.5 million in the first six months of 2007 and 2006, respectively.
     Net realized gains totaled $3.9 million and $5.6 million for the second quarters of 2007 and 2006, respectively, and $10.3 million and $17.6 million for the first six months of 2007 and 2006, respectively, each made up of a number of gains and losses on various transactions, none of which were individually significant.

     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$452,752	$891,841	$888,012	$1,769,772
Other operating expenses	296,221	602,061	530,662	1,095,405
Agent commissions	462,876	529,082	883,033	998,789
Depreciation and amortization	31,192	137,969	60,546	262,600
Provision for claim losses	113,083	124,075	224,069	238,567
Interest expense	12,435	62,960	24,412	117,605

Total expenses	$1,368,559	$2,347,988	$2,610,734	$4,482,738

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Excluding personnel costs related to FIS of $409.9 million and $818.8 million in the three and six month periods ended June 30, 2006, respectively, personnel costs totaled $452.8 million and $481.9 million for the three months ended June 30, 2007 and 2006, respectively, and $888.0 million and $951.0 million for the six months ended June 30, 2007 and 2006, respectively. Excluding FIS operations, personnel costs as a percentage of total revenue were 30.3% and 29.0% in the second quarters of 2007 and 2006, respectively, and 31.0% and 30.0% in the first six months of 2007 and 2006, respectively. The decreases in personnel costs are due to decreases at Fidelity National Title Group, partially offset by increases in the corporate and other segment. The decreases at Fidelity National Title Group resulted from a decrease in the number of personnel which, for the six month periods, was partially offset by an increase in average annualized personnel costs per employee. The increase in the corporate and other segment is primarily the result of the acquisition of Fidelity National Real Estate Solutions. On a consolidated basis, total stock-based compensation costs were $8.2 million and $11.3 million for the second quarters of 2007 and 2006, respectively, and $15.7 million and $45.6 million in the first six months of 2007 and 2006, respectively. Excluding amounts related to FIS, stock-based compensation for the three and six month periods ended June 30, 2006 were $6.5 million and $12.9 million, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Excluding other operating expenses of $328.8 million in the second quarter of 2006 related to FIS, other operating expenses increased $22.9 million in the second quarter of 2007 to $296.2 million from $273.3 million in the second quarter of 2006. The increase included increases of $21.7 million in the corporate segment primarily related to acquisitions and $1.6 million in the specialty insurance segment, partially offset by a decrease of $0.3 million at Fidelity National Title Group. Excluding other operating expenses of $581.1 million in the first six months of 2006 related to FIS, other operating expenses increased $16.4 million in the first six months of 2007 to $530.7 million from $514.3 million in the first six months of 2006. The increase included an increase of $36.3 million in the corporate segment primarily related to acquisitions, partially offset by decreases of $11.5 million at Fidelity National Title Group and $8.4 million in the specialty insurance segment.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$597,862	100.0%	$690,530	100.0%	$1,140,008	100.0%	$1,296,584	100.0%
Agent commissions	462,876	77.4%	529,082	76.6%	883,033	77.5%	998,789	77.0%

Net	$134,986	22.6%	$161,448	23.4%	$256,975	22.5%	$297,795	23.0%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained relatively consistent in the 2007 periods compared with the 2006 periods.
     Depreciation and amortization, excluding FIS depreciation and amortization of $110.4 million and $207.2 million in the three and six month periods ended June 30, 2006, respectively, totaled $31.2 million and $27.6 million in the three month periods ended June 30, 2007 and 2006, respectively, and $60.5 million and $55.4 million in the first six months of 2007 and 2006, respectively.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $78.5 million in the second quarter of 2007 as compared to $91.0 million in the second quarter of 2006 and $150.5 million in the first six months of 2007 as compared to $171.7 million in the first six months of 2006. Our claim loss provision as a percentage of total title premiums was 7.5% for the three and six month periods ended June 30, 2007 and 2006. The claim loss provision for our specialty insurance businesses was $34.6 million in the second quarter of 2007 compared to $33.1 million in the second quarter of 2006, and $73.5 million in the first six months of 2007 compared to $67.0 million in the first six months of 2006, with the increases resulting primarily from a higher volume of homeowners’ insurance business.
     Excluding interest expense related to FIS of $49.8 million and $93.7 million in the three and six month periods ended June 30, 2006, respectively, interest expense was $12.4 million and $13.2 million in the second quarters of 2007 and 2006, respectively, and $24.4 million and $23.9 million in the first six months of 2007 and 2006, respectively. Increases in interest expense for the three and six month periods associated with the securities lending program were more than offset in the second quarter by the effect of a decrease in average debt.
     Income tax expense as a percentage of earnings before income taxes was 32.1% and 37.2% for the second quarters of 2007 and 2006, respectively, and 33.8% and 37.2% for the first six months of 2007 and 2006, respectively. Income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year. The decrease in rates from the 2006 periods to the 2007 periods relates primarily to a proportional increase in tax-exempt interest income.
     Minority interest was $0.8 million and $53.8 million for the second quarters of 2007 and 2006, respectively, and $(0.7) million and $85.4 million for the first six months of 2007 and 2006, respectively. The decrease in minority interest expense in the 2007 periods compared to the 2006 periods is primarily attributable to earnings generated by FIS and FNT, in which, prior to October 24, 2006, we held ownership positions of 50.7% and 82.5%, respectively.
     Net earnings decreased $47.8 million in the second quarter of 2007 as compared to the second quarter of 2006 and $70.8 million in the first six months of 2007 as compared to the first six months of 2006. Excluding 2006 net earnings related to FIS of $59.6 million and minority interest expense attributable to minority interest holdings in FIS and FNT of $52.0 million, net earnings decreased $40.2 million to $84.8 million in the second quarter of 2007 from $125.1 million in the second quarter of 2006. Excluding net earnings related to FIS of $97.6 million and minority interest expense attributable to minority interest holdings in FIS and FNT of $82.5 million, net earnings decreased $55.6 million to $168.2 million in the first six months of 2007 from $223.9 million in the first six months of 2006.

Segment Results of Operations
     Fidelity National Title Group

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Unaudited)
REVENUE:
Direct title insurance premiums	$448,504	$504,532	$867,101	$952,301
Agency title insurance premiums	597,862	708,714	1,140,008	1,337,134
Escrow and other title related fees	258,227	287,598	486,226	541,657
Interest and investment income	42,459	39,228	84,468	77,845
Realized gains and losses, net	137	4,558	3,298	17,187
Other income	16,168	11,931	28,342	22,429

Total revenue	1,363,357	1,556,561	2,609,443	2,948,553
EXPENSES:
Personnel costs	425,707	466,221	836,280	918,656
Other operating expenses	233,324	233,607	431,732	443,228
Agent commissions	462,852	544,169	882,903	1,032,537
Depreciation and amortization	28,172	27,194	55,089	53,431
Provision for claim losses	78,478	91,017	150,534	171,738
Interest expense	3,723	2,872	7,032	4,954

Total expenses	1,232,256	1,365,080	2,363,570	2,624,544

Earnings before income taxes and minority interest	$131,101	$191,481	$245,873	$324,009

     Total revenues for the Fidelity National Title Group decreased $193.2 million, or 12.4%, to $1,363.4 million in the second quarter of 2007 compared to the second quarter of 2006 and decreased $339.1 million, or 11.5%, to $2,609.4 million in the first six months of 2007 compared to the first six months of 2006. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title related fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs were $425.7 million in the second quarter of 2007 compared with $466.2 million in the second quarter of 2006 and $836.3 million in the first six months of 2007 compared with $918.7 million in the first six months of 2006. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 60.2% and 58.9% in the second quarters of 2007 and 2006, respectively, and 61.8% and 61.5% in the first six months of 2007 and 2006, respectively. Personnel costs have decreased in the second quarter of 2007 compared to 2006 due to a decrease in the number of personnel and a decrease in average annualized personnel cost per employee. The decrease in personnel costs in the first six months of 2007 compared to 2006 was primarily due to the decrease in the number of personnel. Average annualized personnel cost per employee was relatively consistent for the six month periods as first quarter increases were almost completely offset by second quarter decreases. Average employee count was 17,269 and 18,771 in the second quarters of 2007 and 2006, respectively, and 17,158 and 18,955 in the first six months of 2007 and 2006, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $233.3 million and $233.6 million for the second quarters of 2007 and 2006, respectively, and $431.7 million and $443.2 million in the first six months of 2007 and 2006, respectively. The decreases in other operating expenses from the 2006 periods to the 2007 periods were primarily the result of decreases in order volumes and, for the second quarter periods, were partially offset by decreases in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, and increases in legal and regulatory expenses. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits decreased due to a decrease in escrow balances and an increase in the portion of those benefits derived from tax exempt income. Legal and regulatory expenses increased due to an increase in class action litigation and our response to a target letter received from the United

States Attorney’s Office in the Southern District of Texas, which was successfully resolved during the second quarter. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 33.0% and 29.5% in the second quarters of 2007 and 2006, respectively, and 31.9% and 29.7% in the first six months of 2007 and 2006, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the second quarter and first six months of 2007 compared with the corresponding 2006 periods. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization was $28.2 million and $27.2 million in the second quarters of 2007 and 2006, respectively, and $55.1 million and $53.4 million in the first six months of 2007 and 2006, respectively.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $78.5 million and $91.0 million in the second quarters of 2007 and 2006, respectively, and $150.5 million and $171.7 million in the first six months of 2007 and 2006, respectively. Our claim loss provision as a percentage of total title premiums was 7.5% in all of the three and six months periods ended June 30, 2007 and 2006.
     Interest expense was $3.7 million and $2.9 million in the second quarters of 2007 and 2006, respectively, and $7.0 million and $5.0 million in the first six months of 2007 and 2006, respectively. The increases from 2006 to 2007 are primarily due to increases in interest expense related to the securities lending program.
Specialty Insurance Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$103,805	$101,449	$202,775	$211,844

Personnel costs	11,814	11,067	23,413	22,382
Other operating expenses	42,014	40,325	63,471	71,608
Depreciation and amortization	1,512	1,502	3,070	2,972
Provision for claim losses	34,605	33,082	73,535	66,951

Total expenses	89,945	85,976	163,489	163,913

Earnings before income taxes and minority interest	$13,860	$15,473	$39,286	$47,931

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues increased $2.4 million to $103.8 million in the second quarter of 2007 compared to the second quarter of 2006. Specialty insurance revenues decreased $9.1 million to $202.8 million in the first six months of 2007 compared to the first six months of 2006.
     Flood revenues increased $3.4 million, or 9.9%, in the second quarter of 2007 compared to the second quarter of 2006, reflecting an increase in volume, and decreased $11.2 million, or 13.5%, in the first six months of 2007 compared to the first six months of 2006 due to higher 2006 revenues resulting from claims processing related to the active 2005 hurricane season, partially offset by the second quarter volume increase. Revenues from the homeowners’ insurance line of business increased $2.6 million, or 8.5%, and $9.7 million, or 17.1%, in the three and six month periods ended June 30, 2007, respectively, compared to the corresponding 2006 periods due to growth as we expand this business across the country. Revenues from the home warranty line of business decreased $1.9 million, or 9.6%, and $3.8 million, or 9.4%, in the three and six month periods ended June 30, 2007, respectively, compared to the corresponding 2006 periods primarily due to a decrease in real estate transaction volumes. In addition, the auto insurance line of business experienced relatively small decreases in revenue in the 2007 periods compared to 2006.
     Personnel costs were $11.8 million and $11.1 million in the second quarters of 2007 and 2006, respectively, and $23.4 million and $22.4 million in the first six months of 2007 and 2006, respectively. As a percentage of revenues, personnel costs were 11.4% and 10.9% in the second quarters of 2007 and 2006, respectively, and 11.5% and 10.6% in the first six months of 2007 and 2006, respectively.
     Other operating expenses in the specialty insurance segment were $42.0 million and $40.3 million in the second quarters of 2007 and 2006, respectively, and $63.5 million and $71.6 million in the first six months of 2007 and 2006, respectively. As a percentage of revenues, other operating expenses were 40.5% and 39.7% in the second quarters of 2007 and 2006, respectively, and 31.3% and 33.8% in the first six months of 2007 and 2006, respectively. In the course of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods.
     The provision for claim losses was $34.6 million and $33.1 million in the second quarters of 2007 and 2006, respectively, and $73.5 million and $67.0 million in the first six months of 2007 and 2006, respectively. The increases were primarily the result of the increases in homeowners’ insurance premium revenues.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated a pretax loss of $18.8 million and $16.5 million in the second quarters of 2007 and 2006, respectively, and $32.2 million and $26.0 million in the first six months of 2007 and 2006, respectively.
Fidelity National Information Services, Inc.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In thousands)
Revenues	$1,021,947	$1,922,882
Interest and investment income	1,430	3,139
Realized gains and losses, net	1,016	2,039

Total revenue	1,024,393	1,928,060

Personnel costs	415,992	829,212
Other operating expenses	342,541	628,605
Depreciation and amortization	110,374	207,169
Provision for claim loss	120	185
Interest expense	49,033	92,301

Total expenses	918,060	1,757,472

Earnings before income taxes and minority interest	106,333	170,588
Income tax expense	40,621	65,207
Minority interest expense	(317)	(6)

Net earnings	$66,029	$105,387

Liquidity and Capital Resources
     Cash Requirements. Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. At present, we pay dividends of $66.3 million per quarter, or an aggregate of $265.1 million per year, based on 220,910,633 shares outstanding at June 30, 2007. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2006, $2.0 billion of our net assets were restricted from dividend payments without prior approval from the departments of insurance. During the remainder of 2007, our first tier title subsidiaries can pay or make distributions to us of approximately $200 million without prior regulatory approval. In addition, we are in the process of attempting to redomesticate Chicago Title Insurance Company (“CTIC”) from Missouri to Nebraska, allowing us to receive larger dividend payments from CTIC. We expect that this redomestication, if approved, will allow us access to additional dividends from CTIC of approximately $190 million during the remainder of 2007. The redomestication of other insurers is also being analyzed. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     Capital Expenditures. Total capital expenditures were lower in the first six months of 2007 compared to the first six months of 2006 because the 2006 period includes capital expenditures made by FIS. Total capital expenditures for property and equipment were $50.6 million and $88.6 million for the six months ended June 30, 2007 and 2006, respectively. Total capital expenditures for software were $16.2 million and $97.7 million for the six months ended June 30, 2007 and 2006, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. The New Credit Agreement, which replaced our previous credit agreement, provides for an $800 million unsecured revolving credit facility maturing on the fifth anniversary of the closing date. We have the option to increase the size of the credit facility by an additional $300 million, subject to certain requirements. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the New Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we will pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating.
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
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2007, we had security loans outstanding with a fair value of $346.6 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
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
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2006, with the exception of the definitive merger agreement between THL and the Company to jointly acquire Ceridian. (See “Overview” above.) THL and the Company are each committed to invest $900 million in connection with the purchase of Ceridian. We and THL have announced our intentions to bring co-investors into the transaction. As a result of any co-investment, we will own less than 50% of Ceridian and expect to account for this investment using the equity method of accounting for financial statement purposes. We expect to fund this equity obligation through a combination of cash on hand and available credit through existing credit facilities.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We began purchasing shares under this program on a regular basis on April 30, 2007 and, through June 30, 2007, we have repurchased a total of 1,375,000 shares for $35.2 million, or an average of $25.54 per share. From July 1, 2007, through August 7, 2007, we repurchased 600,000 shares for a total of $12.2 million, or an average of $20.42 per share.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of June 30, 2007, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The outstanding balance at June 30, 2007 was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2007 related to these arrangements.
Critical Accounting Estimates
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of the following update for our reserve for claim losses.
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

     The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	June 30, 2007%		December 31, 2006%
	(In thousands)
PLR	$208,455	17.9%	$202,195	17.5%
IBNR	956,206	82.1%	952,677	82.5%

Total Reserve	$1,164,661	100.0%	$1,154,872	100.0%

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
     We continually update loss reserve estimates based upon the latest available premium and claim information at the end of each quarter and year. Management also considers quantitative and qualitative data provided by our legal, claims and underwriting departments to ultimately arrive at our best reserve estimate. All reserve methods include the application of significant judgment and assumptions. Management regularly looks for ways to improve the accuracy and reduce the uncertainty of the estimate. However, as new claim experience emerges, new information becomes available, or additional influences on claim experience are identified, the loss reserve estimate will change, perhaps significantly.
     Management forecasts ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. Management also uses a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume.
     While there can be no assurance as to the accuracy of loss reserve estimates, development of prior years’ loss reserves over the past three years has generally been within a narrow range.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
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
     Certain significant legal proceedings and matters have been previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in its Quarterly Report on Form 10-Q for the period ended March 31, 2007. The following is an update of such proceedings:
     Several additional class actions have been filed and now are pending in Maryland (Arthur v. Ticor of Florida filed July 2, 2007 in the United States District Court for the District of Maryland), Michigan (Tharia v. CTIC filed May 14, 2007 in the United States District Court for the Eastern District of Michigan), and Texas, (McGee v. FNTIC filed June 18, 2007 in the United States District Court for the Northern District of Texas (Dallas), alleging improper premiums were charged for title insurance. The cases, like those previously reported, allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. The actions seek refunds of the premiums charged and punitive damages. The Alabama class actions previously reported were dismissed by the District Court. However, the plaintiffs announced their intention to appeal. A second action was filed recently in Florida (Bleich v CTIC filed June 1, 2007 in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida). One of the New Hampshire actions has settled. (Terry v CTIC) We intend to vigorously defend all of these actions.

     A recently filed class action in Massachusetts (Katin v ServiceLink filed May 9, 2007 in the United States District Court for the District of Massachusetts) alleges that we use unauthorized agents in violation of state law. The suit seeks compensatory damages, attorney’s fees and injunctive relief to terminate the practice. We intend to vigorously defend this action.
     The District Court dismissed a class action in Ohio (Carter v. Chicago Title Insurance Company, filed on November 9, 2005 in the U.S. District Court for the Northern District of Ohio, Western Division) alleging that we have violated RESPA by engaging in affiliated business arrangements in violation of RESPA. The plaintiffs appealed. The suit seeks to recover three times the title charges, interest and attorney’s fees. We intend to vigorously defend this action.
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
     None of the cases described above includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Two cases in Ohio state that the damages per class member are less than the jurisdictional limit for removal to federal court.
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
     As previously disclosed, CTIC received a target letter on February 16, 2007 from the United States Attorney’s office in the Southern District of Texas advising CTIC that it was the target of a federal grand jury investigation in Houston, Texas concerning possible violations of law involving loans made by three banks in Texas. The United States Attorney’s office subsequently advised CTIC that it will not be indicted in connection with the matters set forth in the target letter. CTIC is continuing to cooperate with the United States Attorney’s office.
     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. On February 21, 2007, the OAL disapproved the Proposed Regulations. On June 28, 2007, the California Department of Insurance (the “CDI”) submitted a modified version of the Proposed Regulations to the OAL. The only substantive change in this modified version of the Proposed Regulations was to delay the implementation dates by approximately one year. The OAL approved the modified version of the Proposed Regulations on July 26, 2007 (as approved, the “Regulations”) and filed them with the California Secretary of State. Notwithstanding the promulgation of the Regulations, we, as well as others, have been engaged in discussions with the CDI regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the Regulations prior to their implementation. In the event that the CDI does not modify or repeal the Regulations prior to their implementation, the Regulations are expected to have significant effects on the title insurance industry in California. Among other things, the Regulations set “maximum” rates, effective as of October 1, 2010, for title and escrow using industry data to be reported through the statistical plan described below and published by the CDI. In addition, the Regulations establish an interim reduction of all title and escrow rates effective October 1, 2010 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2010. These interim rate reductions are intended to roll rates back so that, in effect, premiums would be charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. We are concerned that the reduced rates set by the Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Regulations create of a detailed statistical plan, and require each title insurer, underwritten title company, and controlled escrow company to collect data at the individual transaction level beginning on January 1, 2009, and to report such data to the CDI on an annual basis beginning April 30, 2010.

Compliance with the data collection and reporting requirements of the Regulations would necessitate a significant revision and augmentation of our existing data collection and accounting systems before January 1, 2009, and would require a significant expenditure to comply with the April 30, 2010 reporting deadline. The required rate reductions and maximum rates would significantly reduce the title insurance rates that our subsidiaries can charge, and would likely have a significant negative impact on our California revenues. In addition, the increased cost of compliance with the statistical data collection and reporting requirements would negatively impact our cost of doing business in California. California is the largest source of revenue for the title insurance industry, including for us. We continue to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. In addition, we are exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.
     In addition, the Florida Office of Insurance Regulation (the “OIR”) has released three studies of the title insurance industry which purport to demonstrate that title insurance rates in Florida are too high and that the Florida title insurance industry is overwhelmingly dominated by five firms, which includes us. The studies recommend tying premium rates to loss ratios thereby making the rates a reflection of the actual risks born by the insurer. The OIR has noticed a hearing to be held on August 23, 2007 at which it will seek information on title insurance operations in Florida.
     The Washington Insurance Commissioner has issued a report concluding that the title insurance industry has engaged in illegal referral fees. The Commissioner has appointed a panel to recommend title industry reforms. Additionally, the New Mexico Public Regulation Commission has established a task force to investigate the title insurance business in New Mexico and make recommendations to improve consumer protection, education and awareness. Their findings and recommendations are expected to be presented by October 30, 2007.
     The CDI recently served the Fidelity National Property & Casualty Insurance Company (“FNPAC”), a wholly owned subsidiary of the Company, with a cease and desist order alleging that it had knowingly issued immigration bonds in California without proper authority. FNPAC has proposed a stipulated settlement agreement providing for the dismissal of the order.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the risk Factors section of our Form 10-K for the year ended December 31, 2006 and in our report on Form 10-Q for the period ended March 31, 2007, in addition to the following.
Our acquisition of Ceridian may adversely affect our ratings and results of operations.
On May 30, 2007, we and THL signed a definitive merger agreement to jointly acquire Ceridian for $36 in cash per share of common stock. We and an equity fund of THL are each committed under the terms of equity commitment letters delivered in connection with the definitive merger agreement to invest $900 million in connection with the purchase of Ceridian. We are, however, seeking to reduce our investment to below 50%, which will allow us to account for Ceridian using the equity method of accounting. If we were unsuccessful in reducing our investment and had to consolidate Ceridian’s balance sheet into our own, it would significantly increase our debt and have a material adverse effect on our ratings, which would in turn have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2007:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
4/1/07–4/30/07	100,000	$25.76	100,000	24,900,000
5/1/07–5/31/07	1,275,000	25.52	1,275,000	23,625,000
6/1/07–6/30/07	—	—	—	23,625,000

Total	1,375,000	$25.54	1,375,000	23,625,000

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 23, 2007 for the purpose of approving the following: the election of certain members of the board of directors and ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2006.
     Nominees for directors were elected by the following vote:

		Authority to
	Shares Voted	Vote
	“For”	“Withheld”
Daniel D. (Ron) Lane	186,833,102	6,071,075
General William Lyon	187,350,560	5,553,619
Richard N. Massey	187,361,010	5,543,168
Cary H. Thompson	164,232,557	28,671,351
     Directors, whose term of office as a director continued after the meeting, are as follows: William P. Foley, II; Douglas K. Ammerman, Thomas M. Hagerty, Peter O. Shea, Jr., John F. Farrell, Jr., Frank P. Willey, Willie D. Davis, and Philip G. Heasley.
     The proposal to approve the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2007 received the following votes:

	Votes	Percentage
Shares Voted “For”	191,358,724	99.2%
Shares Voted “Against”	1,336,981	0.7
Shares Voted “Abstain”	206,944	0.1

Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

By:	/s/ Anthony J. Park Anthony J. Park
Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: August 8, 2007

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.