Form 10-Q
period 2007-09-30
Fidelity National Financial, Inc.
filed 2007-11-09
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of September 30, 2007, there were 215,688,726 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2007

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2007, includes $357,628 and $277,467 of pledged fixed maturities related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006, includes $288,420 and $305,313 of pledged fixed maturity securities related to secured trust deposits and the securities lending program, respectively	$3,113,254	$2,901,964
Equity securities, at fair value	111,460	207,307
Other long-term investments	180,751	164,109
Short-term investments at September 30, 2007, includes $219,683 and at December 31, 2006, includes $408,363 of pledged short-term investments related to secured trust deposits	374,979	848,371

Total investments	3,780,444	4,121,751
Cash and cash equivalents, at September 30, 2007, includes $146,064 and $284,429 of pledged cash related to secured trust deposits and the securities lending program, respectively, and at December 31, 2006, includes $228,458 and $316,019 of pledged cash related to secured trust deposits and the securities lending program, respectively	553,820	676,444
Trade and notes receivables, net of allowance of $13,077 at September 30, 2007, and $12,674 at December 31, 2006	233,796	251,544
Goodwill	1,360,565	1,154,298
Prepaid expenses and other assets	467,780	271,732
Capitalized software	90,094	83,538
Other intangible assets	111,754	95,787
Title plants	331,688	324,155
Property and equipment, net	275,382	254,350
Income taxes receivable	21,148	25,960

	$7,226,471	$7,259,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities, at September 30, 2007, and December 31, 2006, includes $284,429 and $316,019, respectively, of security loans related to the securities lending program	$842,707	$932,479
Accounts payable to FIS	32,618	5,208
Deferred revenue	126,543	130,543
Notes payable	643,837	491,167
Reserve for claim losses	1,296,691	1,220,636
Secured trust deposits	711,430	905,461
Deferred tax liability	94,999	43,653

	3,748,825	3,729,147

Minority interests	53,587	56,044
Stockholders’ equity:
Common stock, $0.0001 par value; authorized, 600,000,000 shares as of September 30, 2007, and December 31, 2006; issued, 222,458,507 as of September 30, 2007, and 221,507,939 as of December 31, 2006	22	22
Additional paid-in capital	3,230,481	3,193,904
Retained earnings	322,216	345,516

	3,552,719	3,539,442

Accumulated other comprehensive income (loss)	11,031	(63,046)
Treasury stock, 6,769,781 shares as of September 30, 2007, and 94,781 shares as of December 31, 2006, at cost	(139,691)	(2,028)

	3,424,059	3,474,368

	$7,226,471	$7,259,559

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$391,065	$485,043	$1,258,166	$1,479,415
Agency title insurance premiums	537,598	701,533	1,677,606	1,998,117
Escrow and other title related fees	262,222	267,744	790,336	808,468
Transaction processing	—	1,013,372	—	2,832,638
Specialty insurance premiums	102,844	99,619	297,573	304,070
Interest and investment income	50,470	54,744	145,634	154,259
Realized gains and losses, net	2,168	(1,810)	12,449	15,745
Other income	17,802	14,577	46,144	41,378

Total revenue	1,364,169	2,634,822	4,227,908	7,634,090
EXPENSES:
Personnel costs	427,683	863,163	1,315,695	2,632,935
Other operating expenses	283,928	610,732	814,590	1,706,137
Agent commissions	415,307	538,700	1,298,340	1,537,489
Depreciation and amortization	32,348	142,170	92,894	404,770
Provision for claim losses	189,426	118,643	413,495	357,210
Interest expense	12,782	65,931	37,194	183,536

Total expenses	1,361,474	2,339,339	3,972,208	6,822,077

Earnings before income taxes and minority interest	2,695	295,483	255,700	812,013
Income tax (benefit) expense	(4,075)	109,920	81,441	302,069

Earnings before minority interest	6,770	185,563	174,259	509,944
Minority interest	298	57,992	(447)	143,381

Net earnings	$6,472	$127,571	$174,706	$366,563

Basic earnings per share	$0.03	$0.74	$0.80	$2.11

Weighted average shares outstanding, basic	216,325	173,475	218,006	173,475

Diluted earnings per share	$0.03	$0.73	$0.79	$2.11

Weighted average shares outstanding, diluted	219,548	173,643	221,797	173,648

Cash dividends paid per share	$0.30	$0.29	$0.90	$0.87

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net earnings	$6,472	$127,571	$174,706	$366,563
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (1)	23,406	44,676	80,229	32,729
Unrealized (loss) gain on foreign currency translation (2)	—	(5,043)	(159)	1,486
Reclassification adjustments for (gains) losses included in net earnings (3)	(542)	452	(5,993)	(12,356)
Reclassification adjustments relating to minority interests	—	(6,818)	—	(5,343)

Other comprehensive earnings	22,864	33,267	74,077	16,516

Comprehensive earnings	$29,336	$160,838	$248,783	$383,079

(1)	Net of income tax expense of $13.5 million, $19.6 million, $46.5 million, and $9.4 million for the three months and nine months ended September 30, 2007 and 2006, respectively.

(2)	Net of income tax (benefit) expense of $(3.0) million for the three months ended September 30, 2006 and of $(0.1) million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Net of income tax benefit (expense) of $0.3 million, $(0.1) million, $3.4 million, and $7.6 million for the three months and nine months ended September 30, 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid – in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2006	221,508	$22	$3,193,904	$345,516	$(63,046)	95	$(2,028)	$3,474,368
Exercise of stock options	950	—	7,136	—	—	—	—	7,136
Tax benefit associated with the exercise of stock options	—	—	5,743	—	—	—	—	5,743
Treasury Stock repurchased	—	—	—	—	—	6,675	(137,663)	(137,663)
Other comprehensive income — unrealized gain on investments and other financial instruments and foreign currency	—	—	—	—	74,077	—	—	74,077
Stock based compensation	—	—	23,698	—	—	—	—	23,698
Cash dividends ($0.90 per share)	—	—	—	(198,006)	—	—	—	(198,006)
Net earnings	—	—	—	174,706	—	—	—	174,706

Balance, September 30, 2007	222,458	$22	$3,230,481	$322,216	$11,031	6,770	$(139,691)	$3,424,059

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net earnings	$174,706	$366,563
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	92,894	404,770
Net increase in reserve for claim losses	76,055	90,286
Gain on sales of assets	(12,449)	(30,122)
Stock-based compensation cost	23,698	56,754
Minority interest	(447)	143,381
Change in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in secured trust deposits	7,055	(20,676)
Net decrease in trade receivables	16,119	98,964
Net increase in prepaid expenses and other assets	(31,762)	(183,217)
Net decrease in accounts payable, accrued liabilities	(56,473)	(163,067)
Net increase (decrease) in income taxes	15,137	(165,095)

Net cash provided by operating activities	304,533	598,541

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	4,037,792	2,106,901
Proceeds from maturities of investment securities available for sale	344,931	228,890
Proceeds from sale of assets	1,710	4,653
Cash (paid) received as collateral on loaned securities, net	(2,964)	11,075
Collections of notes receivable	7,815	4,265
Additions to title plants	(10,280)	(14,761)
Additions to property and equipment	(67,241)	(128,884)
Additions to capitalized software	(21,121)	(160,655)
Purchases of investment securities available for sale	(4,556,360)	(2,279,794)
Net proceeds of short-term investment activities	473,393	427,069
Issuance of notes receivable	(95)	(4,133)
Acquisitions of businesses, net of cash acquired	(245,464)	(172,955)

Net cash (used in) provided by investing activities	(37,884)	21,671

Cash flows from financing activities:
Borrowings	20,099	630,171
Debt service payments	(2,893)	(790,674)
Dividends paid	(198,004)	(129,736)
Subsidiary dividends paid to minority interest shareholders	(1,297)	(40,896)
Stock options exercised	7,136	38,822
Tax benefit associated with the exercise of stock options	5,743	23,473
Exercise of subsidiary stock options	—	40,516
Purchases of treasury stock	(137,663)	—
Subsidiary purchases of treasury stock	—	(103,837)

Net cash used in financing activities	(306,879)	(332,161)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(40,230)	288,051
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	447,986	278,685

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$407,756	$566,736

Supplemental cash flow information:
Income taxes paid	$61,793	$341,000

Interest paid	$44,098	$192,262

Capital transactions of FIS	$—	$862,296

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
     Acquisitions among entities under common control such as the Asset Contribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) 90-5, “Exchanges of Ownership Interests between Enterprises under Common Control.” Furthermore, the substance of the Asset Contribution and the Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF 02-11, “Accounting for Reverse Spinoffs.” Accordingly, the historical financial statements of Old FNF became those of FNF; however, the criteria to account for FIS as discontinued operations as prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” were not met. This is primarily due to FNF’s continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in the Company’s consolidated financial statements.

Transactions with Related Parties
     Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in the Company’s consolidated results.
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	(in millions)	(in millions)
Agency title premiums earned	$39.3	$116.6
Interest revenue	0.2	0.6

Total revenue	39.5	117.2

Agency title commissions	34.6	103.0
Data processing costs	11.1	35.7
Corporate services allocated	(0.5)	(2.1)
Title insurance information expense	2.9	13.8
Other real-estate related information	3.2	10.5
Software expense	14.1	40.3
Rental expense	(1.7)	(2.9)
License and cost sharing agreements	1.8	8.7

Total expenses	$65.5	$207.0

     An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues for the Company of $39.3 million and $116.6 million for the three and nine month periods ended September 30, 2007, respectively, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of approximately 88% of premiums generated, equal to $34.6 million and $103.0 million for the three and nine month periods ended September 30, 2007, respectively.
     FIS provides information technology infrastructure support, data center management and related IT support services to the Company. The Company’s expenses include amounts paid to FIS for these services of $11.1 million and $55.0 million for the three and nine month periods ended September 30, 2007, respectively. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $14.1 million and $21.0 million for the three and nine month periods ended September 30, 2007, respectively.
     Historically, the Company has provided corporate services to FIS. These corporate services include accounting, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. For the three and nine month periods ended September 30, 2007, the Company’s expenses were reduced by $0.5 million and $2.1 million, respectively, related to the provision of corporate services to FIS by the Company.
     On August 31, 2007, the Company completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title insurance plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company.
     Through August 31, 2007, the title plant assets of several of the Company’s title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but FIS managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $3.2 million and $15.2 million for the three and nine month periods ended September 30, 2007, respectively. In addition, each applicable title insurance underwriter owned by the Company in turn received a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $0.3 million and $1.4 million for the three and nine month periods ended September 30, 2007, respectively. The Company was also a party to agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Each of the Company’s applicable title insurance subsidiaries receives a fee for any access to or use of its starters and back plant databases by FIS.
     The Company also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $3.2 million and $10.5 million for the three and nine month periods ended September 30, 2007, respectively.
     The Company also has certain license and cost sharing agreements with FIS. The Company recorded expense relating to these agreements of $1.8 million and $8.7 million for the three and nine month periods ended September 30, 2007, respectively.
     For the three and nine month periods ended September 30, 2007, the Company’s expenses included expenses for a lease of office space and equipment to the Company from FIS for the Company’s corporate headquarters and business operations in the amounts of $0.8 million and $3.2 million, respectively, and were reduced by $2.5 million and $6.1 million, respectively, for leases of office space, furniture and equipment to FIS by the Company.
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
     Amounts due from/ (to) FIS were as follows:

September 30, 2007
(In millions)
Note payable to FIS	$(7.3)
Due to FIS	(32.6)
     Prior to September 30, 2007, the Company had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million and $0.6 million on this note for the three and nine month periods ended September 30, 2007, respectively. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the $12.5 million note was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. Also in connection with this transaction, the Company assumed a $135.7 million non-recourse note payable (see note G).
     Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $1.2 million and $5.0 million during the three and nine month periods ended September 30, 2007, respectively. Amounts paid to FIS for capitalized title plant construction costs were $3.8 million and $13.5 million during the three and nine month periods ended September 30, 2007, respectively.

     On August 8, 2007, the Company purchased 1,000,000 shares of the Company’s common stock from its Chairman of the Board, William P. Foley, II, for $22.1 million, or $22.09 per share, the market price at the time of the purchase.
Recent Accounting Pronouncements
     In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. For those entities that are investment companies under SOP 07-1, SOP 07-1 also addresses whether specialized industry accounting principles and disclosure requirements should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. The effective date for SOP 07-1 has been delayed indefinitely. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of January 1, 2008 for calendar year entities. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Management is currently evaluating the need for expanded disclosures under SFAS 157.
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
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. The Company employs an outside third party valuation firm to value the identifiable intangible and tangible assets and liabilities of each of its significant acquisitions. Based on this valuation any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the nine months ended September 30, 2007.

Expected Acquisition of Equity Interest in Ceridian Corporation
     On May 30, 2007, FNF and Thomas H. Lee Partners, L.P. (“THL”) announced the execution of a definitive merger agreement to jointly acquire Ceridian Corporation (“Ceridian”) for $36 in cash per share of common stock. On September 12, 2007, Ceridian announced that its shareholders had approved the acquisition at the Ceridian annual stockholders meeting and, on October 10, 2007, Ceridian announced that regulatory approvals required to complete the sale had been received. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.
     FNF and an equity fund of THL are each committed under equity commitment letters delivered in connection with the definitive merger agreement to invest $900 million in connection with the purchase of Ceridian. FNF and THL have announced that they intend to bring co-investors into the transaction. Based on equity co-investment commitments received from third party investors and higher than expected cash on hand at Ceridian, FNF currently expects to invest approximately $550 million in the Ceridian acquisition, resulting in an ownership share of approximately 33% of Ceridian. The Company expects to account for this investment using the equity method of accounting for financial statement purposes. This transaction is expected to close on November 9, 2007.
Property Insight, LLC
     On August 31, 2007, the Company completed the acquisition of Property Insight, a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title insurance plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction activities for the Company. (See Note A).
ATM Holdings, Inc.
     On August 13, 2007, the Company completed the acquisition of ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million in cash. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as title and closing services, to residential mortgage originators, banks and institutional mortgage lenders throughout the United States.
Cascade Timberlands, LLC
     During 2006, the Company purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands for $89.2 million. As of September 30, 2007, the Company owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
Acquisition of Equity Interest in Sedgwick CMS Holdings, Inc.
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
Certegy, Inc.
     On February 1, 2006, a subsidiary of Old FNF formerly known as Fidelity National Information Services, Inc. merged with Certegy, Inc. (“Certegy”) to form FIS, a single publicly traded company. Certegy was a payment processing company headquartered in St. Petersburg, Florida. Its results of operations are not included in the Company’s financial statements for periods after October 23, 2006, but were included for the three and nine month periods ended September 30, 2006.
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

$2,181.1

Note C — Earnings Per Share
     The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing basic earnings per share adjusted for the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, basic and diluted	$6,472	$127,571	$174,706	$366,563
Weighted average shares outstanding during the period, basic	216,325	173,475	218,006	173,475
Plus: Common stock equivalent shares assumed from conversion of options	3,223	168	3,791	173

Weighted average shares outstanding during the period, diluted	219,548	173,643	221,797	173,648

Basic earnings per share	$0.03	$0.74	$0.80	$2.11

Diluted earnings per share	$0.03	$0.73	$0.79	$2.11

     Options to purchase 4,384,594 shares and 3,580,712 shares of the Company’s stock for the three and nine month periods ended September 30, 2007, respectively, and 2,246,500 shares for the three and nine month periods ended September 30, 2006 were not included in the computation of diluted earnings per share because they were antidilutive.
Note D — Investments
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2007 and December 31, 2006, the Company had security loans outstanding with fair values of $284.4 million and $316.0 million included in accounts payable and accrued liabilities, respectively, and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$—	$—	$419,467	$(2,908)	$419,467	$(2,908)
States and political subdivisions	65,796	(393)	585,519	(4,452)	651,315	(4,845)
Foreign government and agencies	5,008	(7)	21,137	(154)	26,145	(161)
Corporate securities	95,125	(1,913)	429,055	(12,312)	524,180	(14,225)
Equity securities	39,632	(4,015)	13,163	(2,484)	52,795	(6,499)

Total temporarily impaired securities	$205,561	$(6,328)	$1,468,341	$(22,310)	$1,673,902	$(28,638)

     A substantial portion of the Company’s unrealized losses relate to its holdings of debt securities. Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is primarily attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses related to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired. During the third quarters of 2007 and 2006, the Company recorded impairment charges on equity investments that it considered to be other-than-temporarily impaired, resulting in charges of $3.1 million and $9.1 million respectively.
     Gross realized gains on investments for the quarters ended September 30, 2007 and 2006 were $8.7 million and $12.2 million, respectively. Gross realized losses on investments for the quarters ended September 30, 2007 and 2006 were $7.8 million and $12.9 million, respectively.
Note E — Stock-Based Compensation Plans
     During 2007, the Company granted 10,000 shares of restricted stock with a weighted average grant date fair value of $25.13 per share. During the first nine months of 2006, the Company granted options to purchase 40,000 shares of common stock, with a weighted average exercise price of $21.82 per share and a weighted average fair value of $3.71 per share.
     Net income reflects stock based compensation expense of $8.0 million and $11.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $23.7 million and $56.8 million for the nine months periods ended September 30, 2007 and 2006, respectively, which is included in personnel costs in the reported financial results of each period. Stock based compensation costs related to FIS were $4.4 million and $37.2 million in the three and nine month periods ended September 30, 2006, respectively. The expense for the first nine months of 2006 included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the period.
Note F — Income Taxes
     FNF adopted FIN 48, effective January 1, 2007. As a result of the adoption, the Company had no change to reserves for uncertain tax positions. As of January 1, 2007, FNF had approximately $3.7 million (including $0.3 million of interest) of total gross unrecognized tax benefits that, if recognized, would favorably affect the Company’s income tax rate.

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
Note G — Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$248,987	$248,849
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	240,956	240,881
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (4.9%-9.26% at September 30, 2007), various maturities	135,740	—
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.36%, unused portion of $800 million at September 30, 2007	—	—
Revolving credit facility, secured, interest payable monthly at Prime-0.5% (7.25% at September 30, 2007), unused portion of $10,250, due August 2008	9,750	—
Note payable to FIS, interest payable at LIBOR+0.45%, due October 2012	7,259	—
Other promissory notes with various interest rates and maturities	1,145	1,437

	$643,837	$491,167

     Effective October 11, 2007, the Company exercised an option to increase the amount of its credit facility by $300 million, bringing the total amount available to $1.1 billion. All other terms remain the same. As of September 30, 2007, the facility was unused. The Company anticipates drawing approximately $500 million to fund its equity commitment relating to the Ceridian acquisition which is expected to close on November 9, 2007.
     In connection with the purchase of certain leasing assets from FIS (see “Transactions with Related Parties” in note A), the Company assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes bear interest at various fixed rates and mature at various dates. In addition, the Company also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due August 2008. As of September 30, 2007, $10.25 million was unused. The Company also entered into an unsecured note with FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter and is due October, 2012.
     Principal maturities of notes payable at September 30, 2007, are as follows (dollars in thousands):

2007	$16,799
2008	64,902
2009	40,370
2010	14,986
2011	246,383
Thereafter	260,397

$643,837

Note H – Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended September 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$928,663	$—	$—	$928,663
Other revenues	255,628	102,844	24,396	382,868

Revenues from external customers	$1,184,291	$102,844	$24,396	$1,311,531
Interest and investment income, including realized gains and losses	41,510	4,203	6,925	52,638

Total revenues	$1,225,801	$107,047	$31,321	$1,364,169

Depreciation and amortization	31,589	1,353	(594)	32,348
Interest expense	4,183	343	8,256	12,782
Earnings (loss) before income tax and minority interest	5,934	10,327	(13,566)	2,695
Income tax expense	(2,905)	3,197	(4,367)	(4,075)
Minority interest	423	—	(125)	298
Net earnings (loss)	$8,416	$7,130	$(9,074)	$6,472
Assets	$5,751,454	$468,398	$1,006,619	$7,226,471
Goodwill	1,243,654	44,856	72,055	1,360,565
     As of and for the three months ended September 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group	Services	Insurance	and Other	Eliminations	Total
Title premiums	$1,183,141	$21,580	$—	$3,428	$(21,573)	$1,186,576
Other revenues	281,152	1,059,071	99,619	1,386	(45,916)	1,395,312
Intersegment revenue	—	(67,489)	—	—	67,489	—

Revenues from external customers	$1,464,293	$1,013,162	$99,619	$4,814	$—	$2,581,888
Interest and investment income, including realized gains and losses	42,739	1,653	4,017	4,525	—	52,934

Total revenues	$1,507,032	$1,014,815	$103,636	$9,339	$—	$2,634,822

Depreciation and amortization	29,881	111,135	1,706	(552)	—	142,170
Interest expense	3,481	49,629	398	12,423	—	65,931
Earnings (loss) before income tax and minority interest	170,531	121,447	19,070	(15,565)	—	295,483
Income tax expense	57,241	42,902	7,343	2,434	—	109,920
Minority interest	610	(35)	—	57,417	—	57,992
Net earnings (loss)	$112,680	$78,580	$11,727	$(75,416)	$—	$127,571
Assets	$6,143,478	$7,432,119	$487,861	$455,954	$—	$14,519,412
Goodwill	1,101,761	3,782,225	44,856	(67,108)	—	4,861,734

     As of and for the nine months ended September 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$2,935,772	$—	$—	$2,935,772
Other revenues	770,196	297,573	66,284	1,134,053

Revenues from external customers	$3,705,968	$297,573	$66,284	$4,069,825
Interest and investment income, including realized gains and losses	129,276	12,249	16,558	158,083

Total revenues	$3,835,244	$309,822	$82,842	$4,227,908

Depreciation and amortization	86,678	4,423	1,793	92,894
Interest expense	11,215	1,197	24,782	37,194
Earnings (loss) before income tax and minority interest	251,807	49,613	(45,720)	255,700
Income tax expense	80,200	18,106	(16,865)	81,441
Minority interest	1,355	—	(1,802)	(447)
Net earnings (loss)	$170,252	$31,507	$(27,053)	$174,706
Assets	$5,751,454	$468,398	$1,006,619	$7,226,471
Goodwill	1,243,654	44,856	72,055	1,360,565
     As of and for the nine months ended September 30, 2006 (dollars in thousands):

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group	Services	Insurance	and Other	Eliminations	Total
Title premiums	$3,472,576	$58,683	$—	$4,714	$(58,441)	$3,477,532
Other revenues	845,238	2,944,850	304,070	4,608	(112,212)	3,986,554
Intersegment revenue	—	(170,653)	—	—	170,653	—

Revenues from external customers	$4,317,814	$2,832,880	$304,070	$9,322	$—	$7,464,086
Interest and investment income, including realized gains and losses	137,771	6,831	11,410	13,992	—	170,004

Total revenues	$4,455,585	$2,839,711	$315,480	$23,314	$—	$7,634,090

Depreciation and amortization	83,312	318,304	4,678	(1,524)	—	404,770
Interest expense	8,435	141,930	979	32,192	—	183,536
Earnings (loss) before income tax and minority interest	494,540	292,035	67,001	(41,563)	—	812,013
Income tax expense	165,610	108,109	25,958	2,392	—	302,069
Minority interest	1,889	(41)	—	141,533	—	143,381
Net earnings (loss)	$327,041	$183,967	$41,043	$(185,488)	$—	$366,563
Assets	$6,143,478	$7,432,119	$487,861	$455,954	$—	$14,519,412
Goodwill	1,101,761	3,782,225	44,856	(67,108)	—	4,861,734
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
  Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, LLC (“FNRES”), a 61% owned subsidiary of the Company that conducts a software business serving real estate brokers, other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick.
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
Note I — Dividends
     On January 23, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on March 29, 2007, to stockholders of record as of March 14, 2007. On April 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on June 28, 2007, to stockholders of record as of June 14, 2007. On July 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on September 27, 2007, to stockholders of record as of September 13, 2007. On October 24, 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on December 27, 2007, to stockholders of record as of December 13, 2007.
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$2
Interest cost	2,219	2,097	364	286
Expected return on assets	(2,660)	(2,453)	—	—
Amortization of prior service cost	—	—	(6)	(1,010)
Amortization of actuarial loss	2,149	2,217	435	467

Total net periodic (income) expense	$1,708	$1,861	$793	$(255)

	For the Nine Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$42
Interest cost	6,657	6,291	742	814
Expected return on assets	(7,980)	(7,359)	—	—
Amortization of prior service cost	—	—	(17)	(2,215)
Amortization of actuarial loss	6,447	6,651	436	1,020

Total net periodic (income) expense	$5,124	$5,583	$1,161	$(339)

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2006 as disclosed in the Company’s Form 10-K filed on March 1, 2007.
Note K — Legal Proceedings
     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the Company’s business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, the Company may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. Management reviews these matters on an ongoing basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decision on its assessment of the ultimate outcome following all appeals.

•	In the opinion of management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the Company’s overall financial condition.
     Several class actions are pending in Ohio and Pennsylvania alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. In one of the Ohio cases, the Company filed a Motion for Summary Judgment which is under submission and trial is scheduled for early 2008. In another Ohio case, the Court dismissed all causes of action except implied in fact contract and unjust enrichment. Plaintiffs have filed their motion to certify a class. In one of the Pennsylvania cases, the court sustained the Company’s motion to dismiss all counts except counts for fraud and for violation of a consumer protection law. The Company’s motion for summary judgment on the remaining two causes of action and the plaintiff’s motion for class certification are under submission. The Company’s motions to dismiss were denied in three of the Pennsylvania cases, and classes have been certified. The parties are proceeding with discovery.
     A class action in Texas alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The plaintiff’s motion for class certification and the Company’s motions to dismiss and for summary judgment are under submission. A similar suit is pending in Kansas alleging that the Company charged consumers more than the County Recorder charges to record their documents in conjunction with closing transactions. The plaintiff’s motion to certify the class is under submission.
     Two class actions filed in Illinois allege the Company violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and has been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaint alleges the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The Company’s motions to dismiss and for summary judgment are pending.
     An amended complaint was filed in Illinois related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), an agent of the Company in Chicago, Illinois. Plaintiff alleges the Company wrongfully used its funds to pay monies owed by the Company to customers of Intercounty. This case requests compensatory damages (which the plaintiff alleges are believed to be in excess of $20 million), punitive damages and other relief.
     The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, The Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require us to pay money or take other actions.
     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. On February 21, 2007, the OAL disapproved the Proposed Regulations. On June 28, 2007, the California Department of Insurance (the “CDI”) submitted a modified version of the Proposed Regulations to the OAL. The only substantive change in this modified version of the Proposed Regulations was to delay the implementation dates by approximately one year. The OAL approved the modified version of the Proposed Regulations on July 26, 2007 (as approved, the “Regulations”) and filed them with the California Secretary of State. Notwithstanding the promulgation of the Regulations, the Company, as well as others, has been engaged in discussions with the CDI regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the Regulations prior to their implementation. In the event that the CDI does not modify or repeal the Regulations prior to their implementation, the Regulations are expected to have significant effects on the title insurance industry in California. Among other things, the Regulations set “maximum” rates, effective as of October 1, 2010, for title and escrow using industry data to be reported through the statistical plan described below and published by the CDI. In addition, the Regulations establish an interim reduction of all title and escrow rates effective October 1, 2010 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2010. These interim rate reductions are intended to roll rates back so that, in effect, premiums would be charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. Management is concerned that the reduced rates set by the Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Regulations create a detailed statistical plan, and require each title insurer, underwritten title company, and controlled escrow company to collect data at the individual transaction level beginning on January 1, 2009, and to report such data to the CDI on an annual basis beginning April 30, 2010.
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

     The Company continues to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. On October 5, 2007, the California Insurance Commissioner sent a letter to the title insurance industry outlining a series of acts that he has agreed to undertake in an effort to minimize the impact of the Regulations and to lay further groundwork for a possible resolution involving the modification or repeal of the Regulations prior to their initial implementation. Among other things, the California Insurance Commissioner stated in such letter that: (i) the CDI will propose substantial changes to the data collection and reporting requirements of the Regulations that are designed to minimize compliance costs, (ii) the CDI will delay all effective dates in the Regulations by one year, which will have the effect of deferring the date on which the industry would be required to submit its first statistical report under the Regulations to April 30, 2011, and deferring the first possible rate reduction under the Regulations to October 1, 2011, and (iii) if the industry works with the CDI to enact substantive alternative reforms, the CDI is willing to eliminate the maximum rate formula altogether. In addition, the Company is exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.

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
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — which together issued approximately 27.7% of all title insurance policies issued nationally during 2006. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, LLC (“FNRES”), a 61% owned subsidiary of ours that conducts a software business serving real estate brokers, other smaller operations, and our share in the operations of certain equity investments, including Sedgwick.
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
Recent Developments
     On May 30, 2007, we and Thomas H. Lee Partners, L.P. (“THL”) announced the execution of a definitive merger agreement to jointly acquire Ceridian Corporation (“Ceridian”) for $36 in cash per share of common stock. On September 12, 2007, Ceridian announced that its shareholders had approved the acquisition at the Ceridian annual stockholders meeting and, on October 10, 2007, Ceridian announced that regulatory approvals required to complete the sale had been received. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.
     We and THL have announced that we intend to bring co-investors into the transaction. As a result of expected co-investment, we will own less than 50% of Ceridian and expect to account for this investment using the equity method of accounting for financial statement purposes. We expect this transaction to close on November 9, 2007.
     On August 31, 2007, we completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for us, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title insurance plants that are owned by us. Additionally, Property Insight manages potential title plant construction activities for us.
     On August 13, 2007, we completed the acquisition of ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million in cash. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as title and closing services, to residential mortgage originators, banks and institutional mortgage lenders throughout the United States.
Transactions with Related Parties
     Beginning on October 24, 2006, our financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results. Please see Note A of Notes to Condensed Consolidated Financial Statements for further details of our related party transactions.

Factors Affecting Comparability
     As a result of adverse claim loss development on prior policy years, in the third quarter of 2007, we recorded a charge of $81.5 million, or $55.5 million net of income taxes, to our provision for claim losses to strengthen our reserve for claim losses. This charge was recorded in addition to our 7.5% provision for claim losses.
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
     The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	September 30, 2007%		December 31, 2006%
	(In thousands)
PLR	$212,067	17.2%	$202,195	17.5%
IBNR	1,021,310	82.8%	952,677	82.5%

Total Reserve	$1,233,377	100.0%	$1,154,872	100.0%

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

     Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. Management forecasts ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. Management also uses a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, management determines a loss provision rate, which it records as a percentage of current premiums.  This loss provision rate is set to provide for losses on current year policies and to provide for estimated positive or negative development on prior year loss estimates based on management’s view of emerging events.  We have been recording our loss provision at 7.5% of premiums during 2006 and thus far in 2007.  During this period, this provision rate included the anticipation of adverse development due to recent trends in claim losses reported and paid.  At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation.
     Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range.  These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), the stratification of certain claims (large vs. small), improvements in the Company’s claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of the actuary’s point estimate, we would record a charge and reassess the long-term provision rate on a go forward basis. As of September 30, 2007, our initial recorded reserve for claim losses was $1.152 billion compared to our internal actuary’s estimate of $1.233 billion, a difference of $81.5 million.
     Since at September 30, 2007, management determined that our initial recorded amount was outside of a reasonable range from our internal actuary’s estimate, we recorded a charge in the amount of $81.5 million in addition to our 7.5% provision for claim losses in the third quarter. This charge brought our reserve position in line with our internal actuary’s point estimate, which at September 30, 2007, is our best estimate. We will reassess the provision to be recorded in the fourth quarter of 2007 and beyond consistent with this methodology.
     The table below presents our loss development experience for the first nine months of 2007 (in thousands):

Balance at December 31, 2006	$1,154,872
Claims loss provision related to:
Current year	202,568
Prior years	99,094

Total claims loss provision	301,662

Claims paid, net of recoupments related to:
Current year	(6,621)
Prior years	(216,536)

Total claims paid, net of recoupments	(223,157)

Balance at September 30, 2007	$1,233,377

Title Premiums	$2,935,772
Provision for claim losses as a percentage of title insurance premiums:
Current year	6.9%
Prior years	3.4%

Total Provision	10.3%

     An approximate $39.1 million increase (decrease) in our annualized provision for claim losses would occur if our loss provision rate were 1% higher (lower), based on annualized title premiums of $3,914,363. A 5% increase (decrease) in our estimate of the reserve for claim losses would result in an increase (decrease) in our provision for claim losses of approximately $61.7 million.
     Additionally, for our specialty insurance businesses, we had claims reserves of $63.3 million as of September 30, 2007.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$1,364,169	$2,634,822	$4,227,908	$7,634,090

Total expenses	1,361,474	2,339,339	3,972,208	6,822,077

Net earnings	6,472	127,571	174,706	366,563

Basic net earnings per share	0.03	0.74	0.80	2.11

Diluted net earnings per share	0.03	0.73	0.79	2.11

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$391,065	$485,043	$1,258,166	$1,479,415
Agency title insurance premiums	537,598	701,533	1,677,606	1,998,117
Escrow and other title related fees	262,222	267,744	790,336	808,468
Transaction processing	—	1,013,372	—	2,832,638
Specialty insurance	102,844	99,619	297,573	304,070
Interest and investment income	50,470	54,744	145,634	154,259
Realized gains and losses, net	2,168	(1,810)	12,449	15,745
Other income	17,802	14,577	46,144	41,378

Total revenue	$1,364,169	$2,634,822	$4,227,908	$7,634,090

Orders opened by direct title operations	523,300	811,400	1,797,800	2,490,700
Orders closed by direct title operations	339,100	521,900	1,138,200	1,602,700
     Total consolidated revenues decreased $1,270.7 million to $1,364.2 million in the third quarter of 2007 compared to the third quarter of 2006 and decreased $3,406.2 million to $4,227.9 million in the first nine months of 2007 compared to the first nine months of 2006. Excluding revenues related to FIS, total revenues for the third quarter and first nine months of 2007 decreased $253.0 million and $559.4 million, respectively, compared to the corresponding 2006 periods. The third quarter decreases consisted primarily of a decrease of $263.4 million in title related revenues, partially offset by increases of $4.0 million in realized gains and losses and $3.2 million in specialty insurance revenues. The nine-month period decrease consisted primarily of decreases of $559.9 million in title related revenues and $6.5 million in specialty insurance revenues.

     Consolidated title insurance premiums for the three and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	%	2006	%	2007	%	2006	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations (1)	$391,065	42.1%	$485,043	40.9%	$1,258,166	42.9%	$1,479,415	42.5%
Title premiums from agency operations (1)	537,598	57.9%	701,533	59.1%	1,677,606	57.1%	1,998,117	57.5%

Total	$928,663	100.0%	$1,186,576	100.0%	$2,935,772	100.0%	$3,477,532	100.0%

(1)	Through October 24, 2006, premiums reported by FIS are included in direct operations. Subsequent to October 24, 2006, premiums reported by FIS are included in agency operations.
     Title insurance premiums decreased 21.7% to $928.7 million in the third quarter of 2007 as compared with the third quarter of 2006. The decrease was made up of a $94.0 million or 19.4% decrease in direct premiums and a $163.9 million or 23.4% decrease in premiums from agency operations. Title insurance premiums decreased 15.6% to $2,935.8 million in the first nine months of 2007 as compared with the first nine months of 2006. The decrease was made up of a $221.2 million or 15.0% decrease in direct premiums and a $320.5 million or 16.0% decrease in premiums from agency operations.
     Direct title premiums in the third quarter and first nine months of 2006 include $21.5 million and $58.7 million, respectively, in premiums generated by FIS. Because the operations of FIS are not included in our results for the periods subsequent to October 23, 2006, title premiums generated by FIS in the quarter and first nine months of 2007 are included in agency title premiums rather than direct title premiums. Excluding title premiums generated by FIS in 2006, direct title premiums decreased $72.4 million, or 15.6%, and $162.8 million, or 11.5%, respectively, in the third quarter and first nine months of 2007 compared to 2006. The decreased level of direct title premiums is the result of a decrease in closed order volume partially offset by an increase in fee per file. Excluding operations of FIS, closed order volumes in our direct operations decreased to 339,100 in the third quarter of 2007 compared to 440,200 in the third quarter of 2006 and to 1,138,200 in the first nine months of 2007 compared to 1,350,300 in the first nine months of 2006, reflecting declines in the purchase and refinance markets. Tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising mortgage default levels and a bearish outlook on the real estate environment have caused buyers to be more reluctant in the 2007 periods compared to 2006. On September 18, 2007, the Federal Reserve Board reduced both the federal funds rate and the discount rate by 50 basis points to infuse money into the economy; however, as of the end of the third quarter, order counts had not yet shown any benefit from these actions. On October 31, 2007, the Federal Reserve Board again reduced both the federal funds rate and the discount rate by 25 basis points. Mortgage interest rates in the first nine months of 2007 were relatively consistent compared with the first nine months of 2006. The average fee per file in our direct operations, excluding the operations of FIS, was $1,683 and $1,406 in the three month periods ended September 30, 2007 and 2006, respectively, and $1,620 and $1,391 in the first nine months of 2007 and 2006, respectively, reflecting continued strength in the commercial market.
     Agency title premiums in the third quarter and first nine months of 2007 include $39.3 million and $116.6 million, respectively, in premiums generated by FIS. Excluding title premiums generated by FIS in 2007, agency title premiums decreased $203.2 million, or 29.0%, and $437.1 million, or 21.9%, respectively, in the third quarter and first nine months of 2007 compared to 2006, primarily due to a decrease in accrued agency premiums that is relatively consistent with the decrease in direct title premiums. The decreases in agency title premiums were greater than the decreases in direct title premiums primarily due to the geographic mix of each type of business. A large portion of our direct title business relates to property near the West coast, where the recent slowing of real estate activity occurred earlier, while a large portion of our agency title business relates to property in the Southeast, where the slowing of real estate activity occurred more recently. A change in agency premiums has a much smaller effect on profitability than the same change in direct premiums would have because our margins as a percentage of gross premiums for agency business are significantly lower than the margins realized from our direct operations due to commissions paid to our agents and other costs related to the agency business.
     Trends in escrow and other title related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow fees, which are more directly related to our direct operations, decreased $37.7 million, or 22.6%, and $89.1 million, or 17.6%, respectively, in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. These decreases are generally consistent with the decreases in direct title insurance premiums and order counts, but were also impacted by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower, and by reduced escrow rates in the western part of the country. Other title related fees increased $42.9 million, or 47.4%, to $133.3 million in the third quarter of 2007 from $90.4 million in the third quarter of 2006 and increased $99.9 million, or 36.8%, to $371.7 million in the first nine months of 2007 from $271.8 million in the first nine months of 2006, in each case primarily due to acquisitions.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $50.5 million and $54.7 million in the third quarters of 2007 and 2006, respectively, and $145.6 million and $154.3 million in the first nine months of 2007 and 2006, respectively.
     Net realized gains totaled $2.2 million and $(1.8) million for the third quarters of 2007 and 2006, respectively, and $12.4 million and $15.7 million for the first nine months of 2007 and 2006, respectively, each made up of a number of gains and losses on various transactions, none of which were individually significant. During the third quarters of 2007 and 2006, we recorded impairment charges on equity investments that we considered to be other-than-temporarily impaired, resulting in charges of $3.1 million and $9.1 million, respectively.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$427,683	$863,163	$1,315,695	$2,632,935
Other operating expenses	283,928	610,732	814,590	1,706,137
Agent commissions	415,307	538,700	1,298,340	1,537,489
Depreciation and amortization	32,348	142,170	92,894	404,770
Provision for claim losses	189,426	118,643	413,495	357,210
Interest expense	12,782	65,931	37,194	183,536

Total expenses	$1,361,474	$2,339,339	$3,972,208	$6,822,077

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Excluding personnel costs related to FIS of $411.3 million and $1,230.1 million in the three and nine month periods ended September 30, 2006, respectively, personnel costs totaled $427.7 million and $451.8 million for the three months ended September 30, 2007 and 2006, respectively, and $1,315.7 million and $1,402.8 million for the nine months ended September 30, 2007 and 2006, respectively. Excluding FIS operations, personnel costs as a percentage of total revenue were 31.4% and 27.9% in the third quarters of 2007 and 2006, respectively, and 31.1% and 29.3% in the first nine months of 2007 and 2006, respectively. The decreases in personnel costs are due to decreases at Fidelity National Title Group, partially offset by increases in the corporate and other segment. The decreases at Fidelity National Title Group resulted from a decrease in the number of personnel and, for the three month periods, a decrease in average annualized personnel costs per employee. The increase in the corporate and other segment is primarily the result of the acquisitions. On a consolidated basis, total stock-based compensation costs were $8.0 million and $11.1 million for the third quarters of 2007 and 2006, respectively, and $23.7 million and $56.8 million in the first nine months of 2007 and 2006, respectively. Excluding amounts related to FIS, stock-based compensation for the three and nine month periods ended September 30, 2006 were $6.7 million and $19.5 million, respectively.

     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Excluding other operating expenses of $345.5 million in the third quarter of 2006 related to FIS, other operating expenses increased $18.7 million in the third quarter of 2007 to $283.9 million from $265.2 million in the third quarter of 2006. The increase included increases of $19.9 million in the corporate segment primarily related to acquisitions and $4.5 million in the specialty insurance segment, partially offset by a decrease of $5.7 million at Fidelity National Title Group. Excluding other operating expenses of $926.6 million in the first nine months of 2006 related to FIS, other operating expenses increased $35.1 million in the first nine months of 2007 to $814.6 million from $779.5 million in the first nine months of 2006. The increase included an increase of $56.2 million in the corporate segment primarily related to acquisitions, partially offset by decreases of $17.2 million at Fidelity National Title Group and $3.9 million in the specialty insurance segment.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2007	%	2006	%	2007	%	2006	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$537,598	100.0%	$701,533	100.0%	$1,677,606	100.0%	$1,998,117	100.0%
Agent commissions	415,307	77.3%	538,700	76.8%	1,298,340	77.4%	1,537,489	76.9%

Net	$122,291	22.7%	$162,833	23.2%	$379,266	22.6%	$460,628	23.1%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained relatively consistent in the 2007 periods compared with the 2006 periods. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization, excluding FIS depreciation and amortization of $111.1 million and $318.3 million in the three and nine month periods ended September 30, 2006, respectively, totaled $32.3 million and $31.0 million in the three month periods ended September 30, 2007 and 2006, respectively, and $92.9 million and $86.4 million in the first nine months of 2007 and 2006, respectively.
     The provision for claim losses includes an estimate of anticipated title and title related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $151.1 million and $301.7 million in the three month and nine month periods ended September 30, 2007, reflecting a provision of 7.5% of title premiums and a charge of $81.5 million to strengthen the company’s reserve for claim losses resulting from adverse claim loss development on prior policy years. See Critical Accounting Estimates for further discussion relating to the Company’s reserve for claim losses and the $81.5 million adjustment. Our claim loss provision as a percentage of total title premiums was 16.3% and 10.3% in the three and nine month periods ended September 30, 2007, respectively. Excluding the $81.5 million charge in the third quarter of 2007, our claim loss provision as a percentage of total title premiums was 7.5% for the three and nine month periods ended September 30, 2007 and 2006. The claim loss provision for our specialty insurance businesses was $38.3 million in the third quarter of 2007 compared to $29.7 million in the third quarter of 2006, and $111.8 million in the first nine months of 2007 compared to $96.6 million in the first nine months of 2006, with the increases resulting primarily from higher volumes in the homeowners’ insurance business.
     Excluding interest expense related to FIS of $51.1 million and $144.8 million in the three and nine month periods ended September 30, 2006, respectively, interest expense was $12.8 million and $14.8 million in the third quarters of 2007 and 2006, respectively, and $37.2 million and $38.7 million in the first nine months of 2007 and 2006, respectively. Decreases in interest expense which were the result of decreases in average debt in each period were partially offset by increases in interest expense associated with the securities lending program.

     Income tax (benefit) expense was $(4.1) million and $109.9 million in the third quarters of 2007 and 2006, respectively, and $81.4 million and $302.1 million in the nine-month periods ended September 30, 2007 and 2006, respectively. The Income tax benefit in the third quarter of 2007 was a result of reflecting a lower year-to-date effective tax rate due to an increase in the proportion of tax-exempt interest income to pre-tax earnings. Income tax expense as a percentage of earnings before income taxes was 37.2% for the third quarter of 2006 and 31.9% and 37.2% for the first nine months of 2007 and 2006, respectively. Income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year. Income tax expense as a percentage of earnings before income taxes decreased from the 2006 periods to the 2007 periods primarily due to the increase in the proportion of tax-exempt interest income to pre-tax earnings.
     Minority interest was $0.3 million and $58.0 million for the third quarters of 2007 and 2006, respectively, and $(0.4) million and $143.4 million for the first nine months of 2007 and 2006, respectively. The decrease in minority interest expense in the 2007 periods compared to the 2006 periods is primarily attributable to earnings generated by FIS and FNT, in which, prior to October 24, 2006, we held ownership positions of 50.7% and 82.5%, respectively.
     Net earnings decreased $121.1 million in the third quarter of 2007 as compared to the third quarter of 2006 and $191.9 million in the first nine months of 2007 as compared to the first nine months of 2006. Excluding 2006 net earnings related to FIS of $72.3 million and minority interest expense attributable to minority interest holdings in FIS and FNT of $58.8 million, net earnings decreased $107.6 million in the third quarter of 2007 compared to 2006, which includes the $55.5 million charge (net of taxes of $26.0 million) relating to our reserve for claim losses disclosed above. Excluding 2006 net earnings related to FIS of $169.9 million and minority interest expense attributable to minority interest holdings in FIS and FNT of $141.4 million, net earnings decreased $191.9 million in the first nine months of 2007 compared to 2006, which includes the $55.5 million charge (net of taxes of $26.0 million) relating to our reserve for claim losses disclosed above.
Segment Results of Operations
  Fidelity National Title Group

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
REVENUE:
Direct title insurance premiums	$391,065	$461,340	$1,258,166	$1,413,641
Agency title insurance premiums	537,598	721,801	1,677,606	2,058,935
Escrow and other title related fees	237,826	269,188	724,052	810,845
Interest and investment income	42,662	44,161	127,130	122,006
Realized gains and losses, net	(1,152)	(1,422)	2,146	15,765
Other income	17,802	11,964	46,144	34,393

Total revenue	1,225,801	1,507,032	3,835,244	4,455,585
EXPENSES:
Personnel costs	400,020	436,064	1,236,300	1,354,720
Other operating expenses	217,640	223,359	649,372	666,587
Agent commissions	415,307	555,010	1,298,210	1,587,547
Depreciation and amortization	31,589	29,881	86,678	83,312
Provision for claim losses	151,128	88,706	301,662	260,444
Interest expense	4,183	3,481	11,215	8,435

Total expenses	1,219,867	1,336,501	3,583,437	3,961,045

Earnings before income taxes and minority interest	$5,934	$170,531	$251,807	$494,540

     Total revenues for the Fidelity National Title Group decreased $281.2 million, or 18.7%, to $1,225.8 million in the third quarter of 2007 compared to the third quarter of 2006 and decreased $620.3 million, or 13.9%, to $3,835.2 million in the first nine months of 2007 compared to the first nine months of 2006. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title related fees under “Consolidated Results of Operations” above.

     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs were $400.0 million in the third quarter of 2007 compared with $436.1 million in the third quarter of 2006 and $1,236.3 million in the first nine months of 2007 compared with $1,354.7 million in the first nine months of 2006. Personnel costs as a percentage of total revenues from direct title premiums and escrow and other fees were 63.6% and 59.7% in the third quarters of 2007 and 2006, respectively, and 62.4% and 60.9% in the first nine months of 2007 and 2006, respectively. Personnel costs have decreased in the third quarter of 2007 compared to 2006 due to a decrease in the number of personnel and a decrease in average annualized personnel cost per employee. The decrease in personnel costs in the first nine months of 2007 compared to 2006 was primarily due to the decrease in the number of personnel. Average annualized personnel cost per employee was relatively consistent for the first nine months of 2007 compared to the same period in 2006. Average employee count was 16,697 and 18,120 in the third quarters of 2007 and 2006, respectively, and 17,004 and 18,677 in the first nine months of 2007 and 2006, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance and trade and notes receivable allowances. Other operating expenses totaled $217.6 million and $223.4 million for the third quarters of 2007 and 2006, respectively, and $649.4 million and $666.6 million in the first nine months of 2007 and 2006, respectively. The decreases in other operating expenses from the 2006 periods to the 2007 periods were primarily the result of decreases in order volumes and were partially offset by decreases in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, and increases in legal and regulatory expenses. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits decreased due to a decrease in escrow balances and an increase in the portion of those benefits derived from tax exempt income. Legal and regulatory expenses for the nine-month periods increased due to an increase in class action litigation and our response to a target letter received from the United States Attorney’s Office in the Southern District of Texas, which was successfully resolved during the second quarter. Other operating expenses as a percentage of total revenues from direct title premiums and escrow and other fees were 34.6% and 30.6% in the third quarters of 2007 and 2006, respectively, and 32.8% and 30.0% in the first nine months of 2007 and 2006, respectively.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the third quarter and first nine months of 2007 compared with the corresponding 2006 periods. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization was $31.6 million and $29.9 million in the third quarters of 2007 and 2006, respectively, and $86.7 million and $83.3 million in the first nine months of 2007 and 2006, respectively.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $151.1 million and $301.7 million in the three month and nine month periods ended September 30, 2007, reflecting a provision of 7.5% of title premiums and an additional charge of $81.5 million to strengthen the company’s reserves resulting from adverse claim loss development on prior policy years. Our claim loss provision as a percentage of total title premiums was 16.3% and 10.3% in the three and nine month periods ended September 30, 2007, respectively. Excluding the additional $81.5 million charge in the third quarter of 2007, our claim loss provision as a percentage of total title premiums was 7.5% for the three and nine month periods ended September 30, 2007 and 2006

Specialty Insurance Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$107,047	$103,636	$309,822	$315,480

Personnel costs	10,834	11,409	34,247	33,791
Other operating expenses	46,234	41,756	109,705	113,364
Depreciation and amortization	1,353	1,706	4,423	4,678
Provision for claim losses	38,299	29,695	111,834	96,646

Total expenses	96,720	84,566	260,209	248,479

Earnings before income taxes and minority interest	$10,327	$19,070	$49,613	$67,001

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues increased $3.4 million to $107.0 million in the third quarter of 2007 compared to the third quarter of 2006. Specialty insurance revenues decreased $5.7 million to $309.8 million in the first nine months of 2007 compared to the first nine months of 2006.
     Flood revenues increased $1.9 million, or 4.7%, in the third quarter of 2007 compared to the third quarter of 2006, reflecting an increase in rates, and decreased $9.3 million, or 7.4%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of a less active hurricane season, partially offset by volume and rate increases. Revenues from the homeowners’ insurance line of business increased $2.2 million, or 7.9%, and $12.0 million, or 14.0%, in the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding 2006 periods due to growth as we expand this business across the country. Revenues from the home warranty line of business decreased $1.8 million, or 9.1%, and $5.6 million, or 9.3%, in the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding 2006 periods primarily due to a decrease in real estate transaction volumes. Revenues from the auto insurance line of business increased $0.7 million in the third quarter of 2007 compared to 2006 and decreased $1.3 million in the first nine months of 2007 compared to 2006.
     Personnel costs were $10.8 million and $11.4 million in the third quarters of 2007 and 2006, respectively, and $34.2 million and $33.8 million in the first nine months of 2007 and 2006, respectively. As a percentage of revenues, personnel costs were 10.1% and 11.0% in the third quarters of 2007 and 2006, respectively, and 11.1% and 10.7% in the first nine months of 2007 and 2006, respectively.
     Other operating expenses in the specialty insurance segment increased $4.5 million to $46.2 million in the third quarter of 2007 from $41.8 million in the third quarter of 2006, reflecting an increase in commissions and other variable costs due to growth in the flood, home and automobile businesses. Other operating expenses decreased $3.7 million to $109.7 million in the first nine months of 2007 from $113.4 million in the first nine months of 2006, impacted by the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, in the course of which we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. As a percentage of revenues, other operating expenses were 43.2% and 40.3% in the third quarters of 2007 and 2006, respectively, and 35.4% and 35.9% in the first nine months of 2007 and 2006, respectively.
     The provision for claim losses was $38.3 million and $29.7 million in the third quarters of 2007 and 2006, respectively, and $111.8 million and $96.6 million in the first nine months of 2007 and 2006, respectively. The increases were primarily the result of the increases in volumes in the homeowners’ insurance business.

Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated a pretax loss of $13.6 million and $15.6 million in the third quarters of 2007 and 2006, respectively, and $45.7 million and $41.6 million in the first nine months of 2007 and 2006, respectively.
Fidelity National Information Services, Inc.
     The Fidelity National Information Services, Inc. segment generated revenues of $1,014.8 million and $2,839.7 million and net earnings of $78.6 million and $184.0 million in the three-month and nine-month periods ended September 30, 2006, respectively.
Liquidity and Capital Resources
     Cash Requirements. Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. At present, we pay dividends of approximately $64.7 million per quarter, or an aggregate of approximately $258.8 million per year, based on 215,688,726 shares outstanding at September 30, 2007. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. In connection with our acquisition of an equity interest in Ceridian, we currently expect to invest approximately $550 million based on equity co-investment commitments received from third party investors and higher than expected cash on hand at Ceridian. We currently anticipate drawing approximately $485 million from our $1.1 billion in available funding under our Credit Facility to fund our equity commitment to the Ceridian acquisition scheduled to close in the fourth quarter of 2007. (See notes B and G of Notes to Condensed Consolidated Financial Statements.)
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions to us. As of December 31, 2006, $2.0 billion of our net assets were restricted from dividend payments without prior approval from the departments of insurance. During the remainder of 2007, our first tier title subsidiaries can pay or make distributions to us of approximately $137 million without prior regulatory approval. In addition, as of October 1, 2007, we have redomesticated Chicago Title Insurance Company (“CTIC”) from Missouri to Nebraska, allowing us to receive larger dividend payments from CTIC. We expect that this redomestication will allow us access to additional dividends from CTIC of approximately $190 million during the remainder of 2007. We are currently assessing what amount, if any, of these additional dividends will be distributed to us in 2007. Additionally, on October 1, 2007, Ticor Title Insurance Company of Florida was redomesticated from Florida to Nebraska. The redomestication of other insurers is also being analyzed. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     Capital Expenditures. Total capital expenditures were lower in the first nine months of 2007 compared to the first nine months of 2006 because the 2006 period includes capital expenditures made by FIS. Total capital expenditures for property and equipment were $67.2 million and $128.9 million for the nine months ended September 30, 2007 and 2006, respectively. Total capital expenditures for software were $21.1 million and $160.7 million for the nine months ended September 30, 2007 and 2006, respectively.

     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
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
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2007, we had security loans outstanding with a fair value of $284.4 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
     In addition to the foregoing financing arrangements, our historical financial statements reflect debt and interest expense of Old FNF and its other subsidiaries, principally FIS.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. During 2007, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising mortgage default levels and a bearish outlook on the real estate environment have caused home buyers to be more reluctant to buy homes and have suppressed refinance activity.
     Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. At September 30, 2007, our contractual obligations also include our commitment in connection with our pending acquisition of an equity interest in Ceridian (see note B of Notes to Condensed Consolidated Financial Statements). As of September 30, 2007, our required annual payments relating to these contractual obligations were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Notes payable	$16,799	$64,902	$40,370	$14,986	$246,383	$260,397	$643,837
Operating lease payments	34,441	124,222	95,537	63,994	39,193	24,666	382,053
Pension and post retirement payments	9,763	16,941	14,773	16,088	16,056	92,818	166,439
Title claim losses	67,031	259,926	193,835	149,502	115,514	447,569	1,233,377
Ceridian purchase commitment	550,000	—	—	—	—	—	550,000

Total	$678,034	$465,991	$344,515	$244,570	$417,146	$825,450	$2,975,706

     As of September 30, 2007 we had title insurance reserves of $1,233.4 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
     In addition to the amounts shown in the table, at September 30, 2007, we held claim reserves of $63.3 million in our specialty insurance business segment. Because of uncertainty with respect to the precise payout pattern of these reserves, and their small size, we have not allocated them to the periods shown, although we would expect the substantial majority of these amounts to be paid over the next twelve months.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We began purchasing shares under this program on a regular basis on April 30, 2007 and, through September 30, 2007, we have repurchased a total of 6,675,000 shares for $137.7 million, or an average of $20.62 per share. This includes 1,000,000 shares which we purchased from our Chairman of the Board, William P. Foley, II, for $22.1 million, or $22.09 per share, the market price at the time of purchase. From October 1, 2007 through November 6, 2007, we have repurchased a total of 500,000 shares for $6.9 million, or an average of $13.86 per share. From time to time, we evaluate whether we should raise cash through new financings that would not increase our number of outstanding shares and use the cash to buy back shares.  The proceeds of any such financing could alternatively be used to pay for acquisitions or for other general corporate purposes.  There can be no assurance that we will enter into any such financing transaction or repurchase any shares.

     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of June 30, 2007, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses. The outstanding balance at September 30, 2007 was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2007 related to these arrangements.
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

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
     Several class actions are pending in Ohio (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division) and Pennsylvania (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania; O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania; and Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania), alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. In Dubin, we filed a Motion for Summary Judgment which is under submission and trial is scheduled for early 2008. In Randleman, the Court dismissed all causes of action except implied in fact contract and unjust enrichment. Plaintiffs have filed their motion to certify a class. In Patterson, the court sustained our motion to dismiss all counts except counts for fraud and for violation of a consumer protection law. Our motion for summary judgment on the remaining two causes of action and the plaintiff’s motion for class certification are under submission. Our motions to dismiss were denied in the Cohen, O’Day and Guizarri cases, and classes have been certified. The parties are proceeding with discovery.

     A class action in Texas (Arevalo v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006 in the U.S. District Court for the Western District of Texas, San Antonio Division) alleges that we overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The plaintiff’s motion for class certification and our motions to dismiss and for summary judgment are under submission. A similar suit is pending in Kansas (Doll v. Chicago Title Insurance Company, filed on September 28, 2006 in the U.S. District Court for the District of Kansas) alleging that we charged consumers more than the County Recorder charges to record their documents in conjunction with closing transactions. The plaintiff’s motion to certify the class is under submission.
     Two class actions filed in Illinois (Chultem v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company and Collella v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company, each filed on May 11, 2006 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division) allege that the named defendant companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaint alleges the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. Our motions to dismiss and for summary judgment are pending.
     An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York filed June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), an agent of ours in Chicago, Illinois. The plaintiff alleges we wrongfully used our funds to pay monies owed by us to customers of Intercounty. This case requests compensatory damages (which the plaintiff alleges are believed to be in excess of $20 million), punitive damages and other relief.
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
     In January 2007, the California Insurance Commissioner submitted to the California Office of Administrative Law (the “OAL”) proposed regulations (the “Proposed Regulations”) that would have significant effects on the title insurance industry in California. On February 21, 2007, the OAL disapproved the Proposed Regulations. On June 28, 2007, the California Department of Insurance (the “CDI”) submitted a modified version of the Proposed Regulations to the OAL. The only substantive change in this modified version of the Proposed Regulations was to delay the implementation dates by approximately one year. The OAL approved the modified version of the Proposed Regulations on July 26, 2007 (as approved, the “Regulations”) and filed them with the California Secretary of State. Notwithstanding the promulgation of the Regulations, we, as well as others, have been engaged in discussions with the CDI regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the Regulations prior to their implementation. In the event that the CDI does not modify or repeal the Regulations prior to their implementation, the Regulations are expected to have significant effects on the title insurance industry in California. Among other things, the Regulations set “maximum” rates, effective as of October 1, 2010, for title and escrow using industry data to be reported through the statistical plan described below and published by the CDI. In addition, the Regulations establish an interim reduction of all title and escrow rates effective October 1, 2010 if the CDI is unable to publish the data necessary for the calculation of the maximum rates by August 1, 2010. These interim rate reductions are intended to roll rates back so that, in effect, premiums would be charged on the basis of real property values from the year 2000. Title insurers would be required to reduce their rates to a level below their 2000 rates, with the amount of the reduction determined by a formula adjusting for real estate appreciation and inflation. We are concerned that the reduced rates set by the Regulations will significantly reduce the title and escrow rates that are charged in California, while precluding title insurers from seeking relief from those reduced or maximum rates. In addition, the Regulations create a detailed statistical plan, and require each title insurer, underwritten title company, and controlled escrow company to collect data at the individual transaction level beginning on January 1, 2009, and to report such data to the CDI on an annual basis beginning April 30, 2010.

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
     We continue to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. On October 5, 2007, the California Insurance Commissioner sent a letter to the title insurance industry outlining a series of acts that he has agreed to undertake in an effort to minimize the impact of the Regulations and to lay further groundwork for a possible resolution involving the modification or repeal of the Regulations prior to their initial implementation. Among other things, the California Insurance Commissioner stated in such letter that: (i) the CDI will propose substantial changes to the data collection and reporting requirements of the Regulations that are designed to minimize compliance costs, (ii) the CDI will delay all effective dates in the Regulations by one year, which will have the effect of deferring the date on which the industry would be required to submit its first statistical report under the Regulations to April 30, 2011, and deferring the first possible rate reduction under the Regulations to October 1, 2011, and (iii) if the industry works with the CDI to enact substantive alternative reforms, the CDI is willing to eliminate the maximum rate formula altogether. In addition, we are exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2006 and in our report on Form 10-Q for the period ended March 31, 2007, in addition to the following:
     If adverse changes in the levels of real estate activity occur, our revenues may decline.
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations in 2004 and through 2007.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2007 to be $2.31 trillion, which would represent a 15.2% decline relative to 2006. The MBA further projects that the 15.2% decrease will result from purchase transactions declining from $1.40 trillion in 2006 to $1.18 trillion in 2007 or 15.7% and refinance transactions dropping from $1.33 trillion in 2006 to $1.13 trillion in 2006, or 14.6%.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2007:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
7/1/07–7/31/07	100,000	$21.40	100,000	23,525,000
8/1/07–8/31/07	3,300,000	20.33	3,300,000	20,225,000
9/1/07–9/30/07	1,900,000	17.44	1,900,000	18,325,000

Total	5,300,000	$19.32	5,300,000	18,325,000

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

By:	/s/ Anthony J. Park
	Anthony J. Park	`
Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: November 9, 2007

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.