Form 10-K
period 2007-12-31
Fidelity National Financial, Inc.
filed 2008-02-29
CIK 1331875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 1-32630

Fidelity National Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2007 was $4,717,663,824.

As of January 31, 2008, there were 213,158,340 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2007, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

i

PART I

Item 1.	Business

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are one of the nation’s largest title insurance companies through our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 27.7% of all title insurance policies issued nationally during 2006. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

Prior to October 17, 2005, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 17, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making it a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which our name was changed to Fidelity National Financial, Inc. (“we,” “FNF” or the “Company”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” Old FNF’s chairman of the board and chief executive officer is now our chairman of the board and the executive chairman of the board of FIS. Other key members of Old FNF’s senior management have also continued their involvement at both FNF and FIS in executive capacities. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. For periods prior to October 24, 2006 our equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

FNF currently has three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, Inc. (“FNRES”), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy International, Inc. (“Remy”).

Through October 23, 2006, the Company’s results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services, title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy Inc. (“Certegy”). This merger closed in February 2006 and these businesses are not included in the financial information in this report for periods prior to February 1, 2006.

Strategy

Fidelity National Title Group

Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•	Continue to operate each of our five title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must leave the Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate these brands independently. In most of our largest markets, we operate two, and in a few cases three, brands. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers in all aspects of our business.

•	Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. Maintaining shorter durations on our investment portfolio allows us to mitigate our interest rate risk and, in a rising interest rate environment, to increase our investment revenue, which may offset some of the decline in premiums and service revenues we would expect in such an environment. For a more detailed discussion of our investment strategies, see “— Investment Policies and Investment Portfolio.”

•	Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers.

•	Maintain values supporting our strategy. We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our agents and employees seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

•	Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

Specialty Insurance

Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property insurance policies placed directly and through independent agents. We are positioned to be a low expense provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.

•	We offer coverage under the U.S. National Flood Insurance Program (“NFIP”) through two of our property and casualty companies. Fidelity National Property and Casualty Insurance Company provides flood insurance in all 50 states. Fidelity National Insurance Company provides flood insurance in 34 states and is seeking to expand into additional states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property products, including flood insurance.

•	Our underwriting practice is conservative. Catastrophe exposure is closely managed on a real time basis. We also buy reinsurance to assist in maintaining our profitability and growing our surplus.

Possible Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings

With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible alternative means of financing the growth and operations of our business units or raising funds for other purposes. In the current economic environment, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be completed.

Acquisitions

Strategic acquisitions have been an important part of our growth strategy. We made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, to expand into other businesses or where we otherwise saw value.

Acquisition of Equity Interest in Ceridian.  On November 9, 2007, we and Thomas H. Lee Partners, L.P. (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. We contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership interest by us, which we will account for using the equity method of accounting for financial statement purposes. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.

Property Insight, LLC.  On August 31, 2007, we completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for us, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that are owned by us. Additionally, Property Insight manages potential title plant construction activities for us.

ATM Holdings, Inc.  On August 13, 2007, we completed the acquisition of ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million in cash. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as title and closing services, to residential mortgage originators, banks and institutional mortgage lenders throughout the United States.

Equity Interest in Remy.  The Company held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, the Company purchased all 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and then sold 1,000 of those shares to William P. Foley, II, the Company’s chairman of the board, for $1,000 per share, or a total of $1.0 million. The Company now holds a 47% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of purchased Remy Series B preferred stock with a cost basis of $19.5 million. We will account for our investment in Remy using the equity method. As a result of the exchange of the Notes for the shares of common and preferred stock, the Company reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes. Remy, headquartered in Anderson, Indiana, is a leading manufacturer, remanufacturer and distributor of Delco Remy brand heavy-duty systems and Remy brand starters and alternators, locomotive products and hybrid power technology.

Cascade Timberlands LLC.  During 2006, we purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands. As of December 31, 2007, we owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.

Acquisition of Equity Interest in Sedgwick.  On January 31, 2006, we, along with our equity partners, THL and Evercore Capital Partners, completed the acquisition of Sedgwick, which resulted in FNF obtaining a 40% interest in Sedgwick for approximately $126 million. In September 2006, we invested an additional $6.8 million in Sedgwick, maintaining our 40% ownership interest. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.

Service Link L.P.  On August 1, 2005, we acquired Service Link, L.P. (“Service Link”), a national provider of centralized mortgage and residential real estate title and closing services to major financial institutions and institutional lenders. The initial acquisition price was approximately $110 million in cash. During 2006, we paid additional contingent consideration of $57.0 million related to this purchase, based on Service Link’s operations meeting certain performance measures over a 12-month period ending July 2006.

In addition to the acquisitions mentioned above, through October 23, 2006, our financial statements also include the results of the acquisitions made by FIS. For a description of these acquisitions, see note B of Notes to Consolidated Financial Statements.

Title Insurance

Market for title insurance.  While we have seen declines during 2007 in the title insurance market in the United States, the market remains large and grew significantly from 1995 until 2005. Demotech Inc. (“Demotech”), an independent firm providing services to the insurance industry, publishes an annual compilation of financial information from the title insurance industry called Demotech Performance of Title Insurance Companies. According to this publication, total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $17.8 billion in 2005 and decreased slightly to $17.6 billion in 2006. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations through the end of 2007. Also, lending standards have tightened in the last twelve months, making it harder for some potential home buyers to obtain a mortgage.

The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top five title insurance companies accounted for 92.6% of net premiums collected in 2006. Over 40 independent title insurance companies accounted for the remaining 7.4% of net premiums collected in 2006. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance and Commonwealth Land Title Insurance in 1998 to create LandAmerica Financial Group, Inc., followed by our acquisition of Chicago Title in March 2000. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

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

The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property. The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time, however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payment of the mortgage loan. A title insurer also generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies which are subsidiaries of the title insurance company, or indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-

owned subsidiary agency operation, the title insurance company typically performs or directs the search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.

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

We have approximately 1,100 offices throughout the U.S. primarily providing residential real estate title insurance. During 2007, as title insurance activity has decreased, we have closed and consolidated a number of our offices. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.

Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement we maintain financial and loss experience records. We also conduct periodic audits of our agents. During 2007, we reduced the number of agents with which we transact business by over 1,000 in an effort to reduce future expenses and manage risks.

Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations. The following table presents the percentages of our title insurance premiums generated by direct and agency operations (including, for periods prior to our spin-off from Old FNF, premiums earned by us and by FIS):

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Direct	$1,601,768	42.1%	$1,957,064	42.5%	$2,261,499	45.7%
Agency	2,198,690	57.9	2,649,136	57.5	2,683,545	54.3

Total title insurance premiums	$3,800,458	100.0%	$4,606,200	100.0%	$4,945,044	100.0%

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

Geographic Operations.  Our direct operations are divided into approximately 220 profit centers consisting of approximately 1,100 direct offices. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 6,300 agents, primarily in those areas in which agents are the more prevalent title insurance provider.

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

California	$625,993	16.5%	$810,961	17.6%	$1,035,076	20.9%
Texas	479,973	12.6	514,228	11.2	476,432	9.6
Florida	412,313	10.8	635,066	13.8	698,802	14.1
New York	305,142	8.0	360,779	7.8	401,356	8.1
Illinois	161,936	4.3	199,936	4.3	64,943	1.3
All others	1,815,101	47.8	2,085,230	45.3	2,268,435	46.0

Totals	$3,800,458	100.0%	$4,606,200	100.0%	$4,945,044	100.0%

Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow, title-related and other services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchase and refinance activities. Escrow, title-related and other fees represented approximately 20.5%, 11.8%, and 12.5% of our revenues in 2007, 2006, and 2005, respectively. Escrow and title-related fees are primarily generated by our direct title operations, and increases or decreases in the amount of revenue we receive from these services are closely related to increases or decreases in revenues from our direct title operations.

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

Specialty Insurance

We issue various insurance policies and contracts, which include the following:

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP. The NFIP bears all insurance risk related to these policies.

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•	Personal lines insurance. We offer and underwrite homeowners insurance in 47 states. Automobile insurance is currently underwritten in 27 states. We will expand into several additional states where favorable underwriting potential exists in 2008. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.

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

Specialty Insurance

Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 15%, 17%, and 20% of our premium writings in 2007, 2006 and 2005, respectively. The second distribution channel is through independent agents and brokers nationwide. Approximately 79%, 75%, and 68% of our non-flood premium and the vast majority of our flood business was placed through this channel in 2007, 2006, and 2005, respectively. We currently have in excess of 17,000 independent agencies nationwide actively producing business on our behalf. The third distribution channel is through captive independent agents in California. This channel, comprised of

22 captive independent agents at the end of 2007, accounted for 6%, 8% and 12% of the non-flood premium volume in 2007, 2006 and 2005, respectively.

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

Technology and Research and Development

As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers.

Competition

Fidelity National Title Group

The title insurance industry is highly competitive, with the top five insurance companies accounting for 92.6% of net premiums collected in 2006 according to Demotech. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Recently, several of these smaller competitors have closed their operations as a result of the significant decrease in activity in the residential real estate market. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly our Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted. See “Item 3 Legal Proceedings” for a description of certain recent regulatory developments in California.

Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2007, the combined statutory unearned premium reserve required and reported for our title insurers was $1,483.1 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.

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

As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on and repayment of principal of any debt obligations, and to pay any dividends to our stockholders. The payment of dividends or other distributions to us by our insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net income of the insurer during the prior calendar year.

The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2008, our directly owned title insurers can pay dividends or make distributions to us of approximately $251.1 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.

The combined statutory capital and surplus of our title insurers was $652.6 million and $860.3 million as of December 31, 2007 and 2006, respectively. The combined statutory earnings of our title insurers were $204.8 million, $413.8 million and $400.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2007.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of our companies were in compliance with their respective minimum net worth requirements at December 31, 2007.

We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. For a discussion of certain pending matters, see Item 3, Legal Proceedings.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquirer’s plans for the insurer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. (In the state of Florida, where one of our title insurers is commercially domiciled, control may be presumed to exist upon acquisition of 5% or more of the insurer’s voting securities.) Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our insurers, the insurance change of control laws would likely apply to such a transaction (and any acquisition of 5% or more would require filing a disclaimer of control with, or obtaining a change of control approval from, the State of Florida).

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

Ratings

Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Fidelity National Title,

Chicago Title, Ticor Title, Security Union Title, and Alamo Title. The insurer financial strength/stability ratings of our principal title insurance underwriters are listed below:

	S&P	Moody’s	Fitch	A.M. Best	Demotech	LACE

Alamo Title Insurance	A	A3	A	A	A’	A
Chicago Title Insurance Co.	A	A3	A	A	A”	A
Chicago Title Insurance Co. of Oregon	A	A3	A	A	A’	A
Fidelity National Title Insurance Co.	A	A3	A	A	A’	B
Ticor Title Insurance Co.	A	A3	A	A	A’	A
Security Union Title Insurance Co.	A	A3	A	A	A’	B
Ticor Title Insurance Co. of Florida	A	A3	A	A	A’	B

The ratings of Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), A.M. Best Company (“A.M. Best”), Fitch Ratings, Ltd. (“Fitch”), Demotech, and LACE Financial Corporation (“LACE”) described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

Investment Policies and Investment Portfolio

Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Various states regulate what types of assets qualify for purposes of capital and surplus and statutory unearned premium reserves. We manage our investment portfolio and do not utilize third party investment managers. Due to the magnitude of our investment portfolio in relation to our claims loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame. Maintaining shorter durations on our investment portfolio allows us to mitigate our interest rate risk and, in a rising interest rate environment, to increase our investment revenue, which may offset some of the decline in premiums and service revenues we would expect in such an environment.

As of December 31, 2007 and 2006, the carrying amount, which approximates the fair value, of total investments excluding investments in unconsolidated affiliates was $3.4 billion and $4.0 billion, respectively.

We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2007 and 2006.

	December 31,
	2007				2006
	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
	(Dollars in thousands)

AAA	$1,681,547	60.0%	$1,706,834	60.4%	$1,866,289	63.8%	$1,851,185	63.8%
AA	597,608	21.3	602,881	21.4	550,073	18.8	544,622	18.8
A	399,995	14.3	399,074	14.1	380,555	13.0	374,106	12.9
BBB	100,784	3.6	97,340	3.5	91,326	3.1	88,999	3.0
BB	3,913	0.1	3,827	0.1	8,918	0.3	7,749	0.3
Other	19,785	0.7	14,616	0.5	29,952	1.0	35,303	1.2

	$2,803,632	100.0%	$2,824,572	100.0%	$2,927,113	100.0%	$2,901,964	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2007:

	December 31, 2007
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)

One year or less	$303,942	10.8%	$303,286	10.8%
After one year through five years	1,252,860	44.7	1,262,886	44.7
After five years through ten years	886,720	31.6	895,935	31.7
After ten years	360,096	12.9	362,450	12.8
Mortgage-backed securities	14	—	15	—

	$2,803,632	100.0%	$2,824,572	100.0%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $433.6 million and a fair value of $437.9 million were callable at December 31, 2007.

Our equity securities at December 31, 2007 and 2006 consisted of investments in various industry groups at a cost basis of $96.1 million and $216.6 million, respectively, and fair value of $93.3 million and $207.3 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2007 or 2006.

At December 31, 2007 and 2006, we held $738.4 million and $154.0 million, respectively, in investments that are accounted for using the equity method (see note C of Notes to Consolidated Financial Statements).

Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2007 and 2006, short-term investments amounted to $427.4 and $848.4 million, respectively.

Our investment results for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Net investment income(1)	$219,771	$244,185	$177,167
Average invested assets	$4,414,951	$5,088,863	$4,711,418
Effective return on average invested assets	5.0%	4.8%	3.8%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.

Employees

As of January 31, 2008, we had approximately 15,500 full-time equivalent employees. During 2006 and 2007, we sought to reduce our head count as activity in our title segment declined. At our Fidelity National Title Group segment, we have reduced our employees by about 3,100 during 2007 and 1,700 during 2006. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.

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

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy;

•	compliance with extensive government regulation of our operating subsidiaries, and adverse changes in applicable laws or regulations or the application of them by regulators;

•	regulatory investigations of the title insurance industry;

•	our business concentration in the State of California, the source of approximately 17% of our title insurance premiums;

•	our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus or difficulties in integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	competition from other title insurance companies; and

•	other risks detailed elsewhere in this document and in our other filings with the SEC.

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

Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and it is uncertain how long these trends will continue. Further, through the end of the third quarter of 2007, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations through 2007.

We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association currently projects residential mortgage production in 2008 to be $2.0 trillion, which would represent a 16.0% decline relative to 2007. The MBA further projects that the 16.0% decrease will result from purchase transactions declining from $1.2 trillion in 2007 to $0.9 trillion in 2008 or 21.3% and refinance transactions dropping from $1.2 trillion in 2007 to $1.0 trillion in 2008, or 10.8%.

If we observe changes in the rate of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.

At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range. These factors, which are more qualitative than quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), the stratification of certain claims (large vs. small), improvements in the Company’s claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of the actuary’s point estimate, we would record a charge and reassess the long-term provision on a go forward basis.

As a result of adverse claim loss development on prior policy years, we recorded charges in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These charges were recorded in addition to our 7.5% provision for claim losses. These charges brought our reserve position to a level that represents our best estimate of our ultimate liability. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record charges in the future to increase reserves in respect of prior periods.

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

Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring the subsidiaries to file rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. See the risk factor below relating to regulatory conditions in California.

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

Because we are dependent upon California for approximately 17 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.

California is the largest source of revenue for the title insurance industry and, in 2007, California-based premiums accounted for 33.0% of premiums earned by our direct operations and 3.0% of our agency premium revenues. In the aggregate, California accounted for approximately 16.5% of our total title insurance premiums for 2007. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

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

We continue to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. On October 5, 2007, the California Insurance Commissioner sent a letter to the title insurance industry outlining a series of acts that he has agreed to undertake in an effort to minimize the impact of the Regulations and to lay further groundwork for a possible resolution involving the modification or repeal of the Regulations prior to their initial implementation. Among other things, the California Insurance Commissioner stated in such letter that (i) the CDI will propose substantial changes to the data collection and reporting requirements of the Regulations that are designed to minimize compliance costs, (ii) the CDI will delay all effective dates in the Regulations by one year, which will have the effect of deferring the date on which the industry would be required to submit its first statistical report under the Regulations to April 30, 2011, and deferring the first possible rate reduction under the Regulations to October 1, 2011, and (iii) if the industry works with the CDI to enact substantive alternative reforms, the CDI is willing to eliminate the maximum rate formula altogether. In addition, we are exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.

If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer.

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

Our management has articulated a willingness to seek growth through acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as the diversion of management’s attention and lack of experience in operating such businesses, and may affect our credit and ability to repay our debt.

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

We have historically achieved growth through a combination of developing new products and services, increasing our market share for existing products, and making acquisitions. Part of our strategy is to pursue opportunities to diversify and expand our operations by acquiring or making investments in other companies. The success of each acquisition will depend upon:

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

Our title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2008, our title insurers will be able to pay dividends or make distributions to us without prior regulatory approval of approximately $251.1 million.

Our specialty insurance segment is a smaller, growing operation and, as a result, it will likely be difficult under current circumstances for it to be a significant source of cash to us.

We could have conflicts with FIS, and our chairman of our board of directors is also the chairman of the board of directors of FIS.

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

William P. Foley, II, is the chairman of our board of directors and the executive chairman of the board of FIS. As a result of his roles, he has obligations to us and to FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, five of our directors, including Mr. Foley, are also directors of FIS.

If the 2006 Distribution does not constitute a tax free distribution under Section 355 of the Internal Revenue Code or the Old FNF-FIS merger does not constitute a tax free reorganization under Section 368(a) of the code, then we may have to indemnify FIS or Old FNF for payment of taxes and tax-related losses. FNF may be affected by significant restrictions with respect to certain actions that could jeopardize the tax free status of the distribution or merger.

Under a tax disaffiliation agreement, which we were required to enter into with Old FNF and FIS as a condition to the closing of the 2006 Distribution, we are required to indemnify Old FNF and FIS for taxes and tax-related losses (including stockholder suits) if the 2006 Distribution was determined to be taxable either to Old FNF or the Old FNF stockholders or both, unless such adverse determination was the result of a breach by FIS of its agreement not to take any action within its control that would cause the 2006 Distribution to be taxable or the result of an acquisition of FIS stock within the control of FIS or an FIS subsidiary. Old FNF estimated that the amount of our indemnification obligation for the amount of tax on Old FNF’s transfer of our stock in the distribution could be in the range of $150 million and possibly greater depending on, among other things, the value of our stock at the time of the 2006 Distribution. In addition, we are required under the tax disaffiliation agreement to indemnify Old FNF and FIS for taxes and tax-related losses (including stockholder suits) in the event the Old FNF-FIS merger were determined to be taxable. Old FNF estimated that the amount of our indemnification obligation for the amount of tax on Old FNF’s transfer and retirement of its FIS stock in the merger could be in the range of $1 billion and possibly greater depending on, among other things, the value of FIS’s stock at the time of the merger.

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

The markets in which our principal operating subsidiaries operate are highly competitive. Some of our competitors have greater resources than we, and we may face competition from new entrants with alternative products or services.

The title insurance industry is highly competitive. According to Demotech, the top five title insurance companies accounted for 92.6% of net premiums collected in 2006. Over 40 independent title insurance companies accounted for the remaining 7.4% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our title insurance business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies, and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete.

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

From time to time, we adjust the title insurance rates we charge in a particular state as a result of competitive conditions in that state. Changes in price could have an adverse impact on our results of operations, although its ultimate impact will depend, among other things, on the volume and mix of our future business in that state and within various portions of the state.

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

As of December 31, 2007, we leased office and storage space as follows:

Number of
Locations

California	445
Texas	144
Arizona	137
Illinois	115
Florida	86
Oregon	81
Washington	70
New York	34
Nevada	33
Ohio	31
Indiana	29
Michigan	26
North Carolina	26
Colorado	20
Pennsylvania	19
New Jersey	16
Hawaii	15
Wisconsin	14
Kansas and Virginia(1)	11
Maryland, Minnesota, and Tennessee(1)	10
Missouri	9
Oklahoma	8
Connecticut, Louisiana and New Mexico(1)	7
Georgia, Massachusetts and Montana(1)	6
Canada	5
Alabama	4
South Carolina	3
Maine	2
Washington D.C., Idaho, Kentucky, Mississippi, Nebraska, New Hampshire, Rhode Island and Vermont(1)	1

(1)	Represents the number of locations in each state listed.

Item 3.	Legal Proceedings

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

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters. In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.

Several class actions are pending in Ohio (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division) and Pennsylvania (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania; O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania; and Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania), alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. In Dubin, the Company filed a Motion for Summary Judgment which is under submission and trial is scheduled for early 2008. In Randleman, the Court dismissed all causes of action except implied in fact contract and unjust enrichment. Plaintiff’s motion to certify a class was granted. In Patterson, the court sustained the Company’s motion to dismiss all counts except counts for fraud and for violation of a consumer protection law. The Company’s motion for summary judgment on the remaining two causes of action and the Plaintiff’s motion for class certification are under submission. Our motions to dismiss were denied in the Cohen, O’Day and Guizarri cases, and classes have been certified. The parties are proceeding with discovery.

A class action in Texas (Arevalo v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006 in the U.S. District Court for the Western District of Texas, San Antonio Division) alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The plaintiffs’ motion for class certification and the Company’s motions to dismiss and for summary judgment are under submission. A similar suit was pending in Kansas (Doll v. Chicago Title Insurance Company, filed on September 28, 2006 in the U.S. District Court for the District of Kansas) alleging that the Company charged consumers more than the County Recorder charges to record their documents in conjunction with closing transactions. Plaintiff’s motion to certify the class was denied. This action has been dismissed.

Two class actions filed in Illinois (Chultem v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company and Colella v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company, each filed on May 11, 2006 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division) allege the Companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaint alleges the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. Although the Company’s motions to dismiss and for summary judgment were granted, plaintiffs were permitted to and did amend their complaints. Plaintiffs’ motion for class certification was denied on February 22, 2008.

An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York, filed on June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois, an agent of the Company in Chicago, Illinois. Plaintiff alleges the Company wrongfully used its funds to pay monies owed by the Company to customers of Intercounty. Plaintiff demands compensatory damages (which plaintiff alleges are believed to be in excess of $20 million), punitive damages and other relief.

In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. The actions, which were filed in the United States District Court for the Eastern District of New York and the United States District Court for the Southern District of New York, are in their preliminary stages.

We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. For a description of certain pending regulatory matters in California, see Item 1A, Risk Factors.

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

			Cash Dividends
	High	Low	Declared

Year ended December 31, 2007
First quarter	$26.21	$22.92	$0.30
Second quarter	28.62	22.92	0.30
Third quarter	24.22	16.46	0.30
Fourth quarter	17.81	13.10	0.30
Year ended December 31, 2006
First quarter	$25.73	$21.72	$0.29
Second quarter	23.88	18.88	0.29
Third quarter	22.36	17.92	0.29
Fourth quarter	24.36	20.60	0.30

On February 1, 2008 the last reported sale price of our common stock on the New York Stock Exchange was $19.53 per share. As of February 1, 2008, we had approximately 4,843 stockholders of record.

On January 30, 2008, our Board of Directors formally declared a $0.30 per share cash dividend that is payable on March 27, 2008 to stockholders of record as of March 13, 2008.

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

Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2007, $1,802.3 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2008, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $251.1 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.

On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We began purchasing shares under this program on a regular basis on April 30, 2007, and, through December 31, 2007, we had repurchased a total of 9,675,000 shares for $183.1 million, or an average of $18.93 per share. For more information, please see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2007:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs(1)

10/1/07 — 10/31/07	—	N/A	—	18,325,000
11/1/07 — 11/30/07	2,000,000	$14.54	2,000,000	16,325,000
12/1/07 — 12/31/07	1,000,000	16.41	1,000,000	15,325,000

Total	3,000,000	$15.16	3,000,000	15,325,000

(1)	As of the last day of the applicable month.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2007 presentation.

Acquisitions among entities under common control such as Old FNF’s 2006 contribution of assets to us in connection with the 2006 Distribution are not considered business combinations and are to be accounted for at historical cost in accordance with Emerging Issues Task Force (“EITF”) 90-5, “Exchanges of Ownership Interests between Enterprises under Common Control.” Furthermore, the substance of that asset contribution, the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with EITF 02-11, “Accounting for Reverse Spinoffs.” Accordingly, the historical financial statements of Old FNF became those of FNF. As a result, the data shown below for periods or dates prior to October 24, 2006, the date the 2006 Distribution was completed, are the data of Old FNF, including the results of both FIS and us (referred to as FNT) as subsidiaries of Old FNF. Following completion of the 2006 Distribution, however, the criteria to account for FIS as discontinued operations as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in our consolidated financial statements.

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In thousands, except per share and other data)

Operating Data:
Revenue	$5,524,010	$9,436,101	$9,654,580	$8,295,820	$7,715,215

Expenses:
Personnel costs	1,700,935	3,225,319	3,224,678	2,786,297	2,465,026
Other operating expenses	1,109,438	2,075,101	1,702,353	1,598,942	1,448,133
Agent commissions	1,698,215	2,035,423	2,060,467	2,028,926	1,823,241
Depreciation and Amortization	130,092	460,750	406,259	338,434	227,937
Provision for claim losses	653,876	486,334	480,556	311,916	287,136
Interest expense	54,941	209,972	172,327	47,214	43,103

	5,347,497	8,492,899	8,046,640	7,111,729	6,294,576

Earnings before income taxes and minority interest	176,513	943,202	1,607,940	1,184,091	1,420,639
Income tax expense	46,776	350,871	573,391	438,114	539,843

Earnings before minority interest	129,737	592,331	1,034,549	745,977	880,796
Minority interest	(32)	154,570	70,443	5,015	18,976

Net earnings	$129,769	$437,761	$964,106	$740,962	$861,820

Per Share Data(6):
Basic net earnings per share	$0.60	$2.40	$5.56

Weighted average shares outstanding, basic basis	216,583	182,031	173,463
Diluted net earnings per share	$0.59	$2.39	$5.55

Weighted average shares outstanding, diluted basis	219,989	182,861	173,575
Unaudited pro forma net earnings per share — basic and diluted(7)				$4.28

Unaudited pro forma weighted average shares — basic and diluted(7)				172,951
Dividends declared per share	$1.20	$1.17	$0.25
Balance Sheet Data:
Investments(8)	$4,101,821	$4,121,751	$4,564,189	$3,346,276	$2,689,817
Cash and cash equivalents(9)	569,562	676,444	513,394	331,222	459,655
Total assets	7,556,414	7,259,559	11,104,617	9,270,535	7,263,175
Notes payable	1,167,739	491,167	3,217,019	1,370,556	659,186
Reserve for claim losses(10)	1,388,471	1,220,636	1,113,506	1,000,474	945,237
Minority interests and preferred stock of subsidiary	53,868	56,044	636,304	18,874	14,835
Stockholders’ equity	3,244,088	3,474,368	3,279,775	4,700,091	3,873,359
Book value per share(11)	$15.23	$15.75	$18.81

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In thousands, except per share and other data)

Other Data:
Orders opened by direct title operations	2,259,800	3,146,200	3,615,400	3,680,200	4,820,700
Orders closed by direct title operations	1,434,800	2,051,500	2,487,000	2,636,300	3,694,000
Provision for title insurance claim losses to title insurance premiums(10)	13.2%	7.5%	7.2%	5.5%	5.4%
Title related revenue(12):
Percentage direct operations	55.4%	53.7%	56.4%	55.2%	60.0%
Percentage agency operations	44.6%	46.3%	43.6%	44.8%	40.0%

(1)	Our financial results for the year ended December 31, 2007 include the results of various entities acquired on various dates during 2007.

(2)	Beginning October 24, 2006, the date on which the 2006 Distribution were completed, our financial results no longer include the results of FIS. The operations of FIS continue to be included in our results for periods prior to October 24, 2006. In addition, FIS’s financial results for 2006 include the results of operations of Certegy Inc. (“Certegy”) since February 1, 2006, the date on which Certegy was acquired by FIS (see note B of Notes to Consolidated Financial Statements).

(3)	Our financial results for the year ended December 31, 2005 include in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary stock, approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest of FNT and additional minority interest expense related to the minority interest issued in FNT and FIS. (See note A of the Notes to Consolidated Financial Statements).

(4)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004.

(5)	Our financial results for the year ended December 31, 2003 include the results of our acquisition of ALLTEL Information Services, Inc. for the period from April 1, 2003, the acquisition date, through December 31, 2003, and include the results of operations of various other entities acquired on various dates during 2003.

(6)	Our historical basic and diluted earnings per share for 2006 and 2005 have been calculated using FNT’s basic and diluted weighted average shares outstanding.

(7)	Unaudited pro forma net earnings per share is calculated using the number of outstanding shares of Old FNF on a date prior to the distribution of FNT shares to Old FNF shareholders.

(8)	Investments as of December 31, 2007, 2006, 2005, 2004, and 2003 include securities pledged to secure trust deposits of $513.8 million, $696.8 million, $656.0 million, $546.0 million and $448.1 million, respectively. Investments as of December 31, 2007, 2006 and 2005 include securities pledged relating to our securities lending program of $264.2 million, $305.3 million and $138.7 million, respectively.

(9)	Cash and cash equivalents as of December 31, 2007, 2006, 2005, 2004, and 2003 include cash pledged to secure trust deposits of $193.5 million, $228.5 million, $234.7 million, $195.2 million, and $231.1 million, respectively. Cash and cash equivalents as of December 31, 2007, 2006 and 2005 include cash pledged relating to our securities lending program of $271.8 million, $316.0 million, and $143.4 million, respectively.

(10)	As a result of adverse title insurance claim loss development on prior policy years, we recorded charges in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These charges were recorded in addition to our 7.5% provision for claim losses.

(11)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(12)	Includes title insurance premiums and escrow, title-related and other fees.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,(2)(3)
	(In thousands, except per share data)

2007
Revenue	$1,369,062	$1,494,677	$1,364,169	$1,296,102
Earnings (loss) before income taxes and minority interest	126,887	126,118	2,695	(79,187)
Net earnings (loss)	83,399	84,835	6,472	(44,937)
Basic earnings per share	0.38	0.39	0.03	(0.21)
Diluted earnings per share	0.37	0.38	0.03	(0.21)
Dividends paid per share	0.30	0.30	0.30	0.30
2006
Revenue	$2,354,498	$2,644,769	$2,634,822	$1,802,012
Earnings before income taxes and minority interest	219,749	296,781	295,483	131,189
Net earnings	106,371	132,621	127,571	71,198
Basic earnings per share	0.61	0.76	0.74	0.34
Diluted earnings per share	0.61	0.76	0.73	0.34
Dividends paid per share	0.29	0.29	0.29	0.30

(1)	Includes loss provision charge of $81.5 million, or $55.5 million net of income taxes, in 2007.

(2)	Includes loss provision charge of $135.7 million, or $104.0 million net of income taxes, in 2007.

(3)	The quarter ended December 31, 2006 includes the operations of FIS only through October 23, 2006. (See note A of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

Overview

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are one of the nation’s largest title insurance companies through our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 27.7% of all title insurance policies issued nationally during 2006. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS (“Sedgwick”) and a provider of information services in the human resources, retail and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

Prior to October 17, 2005, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 17, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making it a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF” or the “Company”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” Old FNF’s chairman of the board and chief executive officer is now our chairman of the board and the executive chairman of the board of FIS. Other key members of Old FNF’s senior management have also continued their involvement at both FNF and FIS in executive capacities. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. For periods prior to October 24, 2006 our equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

FNF currently has three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, Inc. (“FNRES”), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).

Through October 23, 2006, the Company’s results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are not included in FIS’s financial information prior to the closing.

Related Party Transactions

Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results.

A list of related party items included in revenues and expenses for periods subsequent to October 24, 2006, is as follows (in millions):

		October 24 -
	Full Year	December 31,
	2007	2006

Revenues:
Agency title premiums earned	$149.4	$22.4
Interest	0.5	—

Total revenues	149.9	22.4

Expenses:
Agency title commissions	$132.2	$19.5
Data processing costs	46.8	17.6
Corporate services allocated	(2.7)	(1.5)
Title insurance information expense	10.3	5.1
Other real-estate related information	13.5	2.4
Software expense	53.7	3.1
Rental expense	(8.2)	0.7
License and cost sharing	7.8	1.2

Total expenses	$253.4	$48.1

An FIS subsidiary acts as the title agent in the issuance of title insurance policies by title insurance underwriters owned by us and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, our title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues for the Company of $149.4 million for the year ended December 31, 2007 and $22.4 million for the period from October 24 through December 31, 2006, which we record as agency title premiums. We paid FIS commissions at the rate of approximately 89% of the premiums generated, equal to $132.2 million for the year ended December 31, 2007 and $19.5 million for the period from October 24 through December 31, 2006.

FIS provides information technology infrastructure support, data center management and related IT support services to us. Our expenses include amounts paid to FIS for these services of $46.8 million for the year ended December 31, 2007, and $17.6 million for the period from October 24 through December 31, 2006. In addition we incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to an expense of $53.7 million for the year ended December 31, 2007, and $3.1 million for the period from October 24 through December 31, 2006.

Historically, the Company has provided corporate services to FIS. These corporate services include accounting, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. As a result of the provision of corporate services by us to FIS, our expenses were reduced by $2.7 million for the year ended December 31, 2007, and $1.5 million for the period from October 24 through December 31, 2006.

On August 31, 2007, we completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company.

Through August 31, 2007, the title plant assets of several of our title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but FIS managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $14.0 million for the period from January 1, through August 31, 2007, and $5.5 million for the period from October 24 through December 31, 2006. In addition, each applicable title insurance underwriter owned by us in turn received a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $3.7 million for the year ended December 31, 2007, and $0.4 million for the period from October 24 through December 31, 2006. The Company was also a party to agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated.

We also do business with additional entities of FIS that provide real estate information to our operations, for which we recorded expenses of $13.5 million for the year ended December 31, 2007, and $2.4 million for the period from October 24 through December 31, 2006.

We also have certain license and cost sharing agreements with FIS. We recorded expenses relating to these agreements of $7.8 million for the year ended December 31, 2007, and $1.2 million for the period from October 24 through December 31, 2006.

Our expenses included expenses for a lease of office space and equipment to us from FIS for our corporate headquarters and business operations, which was offset by leases to FIS from us for office space, furniture and equipment. For the year ended December 31, 2007, the net effect of these leases offset our expenses in the amount of $8.2 million. The net amount included in expense for these leases for the period from October 24 through December 31, 2006, was $0.7 million.

We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. We believe the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, we believe that the fees charged to us by FIS were at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The information technology infrastructure support and data center management services provided to us by FIS are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or that were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.

Amounts due from/ (to) FIS were as follows:

	December 31, 2007	December 31, 2006
	(In millions)

Note (payable to) receivable from FIS	$(7.1)	$12.5
Due to FIS	13.9	5.2

Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.5 million on this note for the year ended December 31, 2007. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the $12.5 million note was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. FNF’s interest expense on this note was $0.1 million for the year ended December 31, 2007. Also in connection with this transaction, the Company assumed a $134.9 million non-recourse note payable (see note H of Notes to Consolidated Financial Statements).

Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $5.4 million for the period from January 1 through August 31, 2007, and $1.9 million for the period from October 24 through December 31, 2006. Amounts paid to FIS for capitalized title plant construction costs were $10.3 million for the year ended December 31, 2007, and $2.7 million for the period from October 24 through December 31, 2006.

FNF also capitalized software development costs paid to another subsidiary of FIS in the amounts of $5.5 million for the year ended December 31, 2007, and $2.6 million for the period from October 24 through December 31, 2006.

In August 2007, FNF’s Chairman of the Board, William P. Foley, II, planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase.

On December 6, 2007, the Company sold 1,000 shares of Series B Preferred Stock of Remy to its Chairman of the Board, William P. Foley, II, for a total of $1.0 million, or $1,000 per share. This per share price was equal to the per share price that the Company paid to acquire the shares.

The following is a detail of related party items that would have been included in revenues and expenses for all periods presented if these related party transactions had not been eliminated during the periods prior to October 24, 2006.

	2006	2005

Revenues:
Agency title premiums earned	$95.5	$91.9
Rental income earned	—	5.0

Total revenue	$95.5	$96.9

Expenses:
Agency title commissions	$83.9	$80.9
Data processing costs	82.8	56.9
Corporate services allocated	(9.5)	(29.0)
Title insurance information expense	26.4	26.9
Other real-estate related information	12.7	10.9
Software expense	12.2	7.7
Rental expense	3.6	3.8
License and cost sharing	9.3	11.9

Total expenses	$221.4	$170.0

With the exception of the activity from October 24, 2006 through December 31, 2006 detailed above and below, all of the income and expense amounts in the table above and discussed below were eliminated from our consolidated results of operations.

For 2006 and 2005, we recognized revenues of $95.5 million and $91.9 million, respectively, for agency title premiums sold by an FIS subsidiary acting as title agent and our title insurance subsidiaries paid commissions associated with these title premiums to FIS in the amounts of $83.9 million and $80.9 million, respectively.

Through June 30, 2005, we leased equipment to a subsidiary of FIS. Revenue relating to these leases was $5.0 million in 2005.

Our expenses included amounts paid to a subsidiary of FIS for the provision by FIS to us of IT infrastructure support, data center management and related IT support services. For 2006 and 2005, expenses incurred related to such FIS services totaled $82.8 million and $56.9 million, respectively. In addition, we incurred software expenses relating to an agreement with a subsidiary of FIS that approximated $12.2 million and $7.7 million, in 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, our expenses were reduced by $9.5 million and $29.0 million, respectively, related to the provision of corporate services to FIS from us.

For 2006 and 2005, our expenses to FIS for management and maintenance of our title plant assets were $28.9 million and $29.9 million, respectively. For the years ended December 31, 2006 and 2005, the revenues from royalties on sales of access to our title plant assets were $2.5 million and $3.0 million, respectively. Expenses for payments to FIS for real estate information provided to our operations were $12.7 million and $10.9 million in 2006 and 2005, respectively.

Expenses related to license and cost sharing agreements with FIS were $9.3 million and $11.9 million in 2006 and 2005, respectively.

Allocations for the lease of office space to us for our corporate headquarters and business operations in the amounts of $5.1 million and $3.8 million were recorded in 2006 and 2005, respectively. In addition, our expenses were reduced in 2006 by $1.5 million for a lease of office space and the lease of an aircraft by us to FIS, with no such reductions in 2005.

The Company capitalized software development costs paid to FIS of $10.2 million and $3.7 million in 2006 and 2005, respectively, and title plant construction costs paid to FIS of $15.5 million and $6.2 million in 2006 and 2005, respectively.

Business Trends and Conditions

Fidelity National Title Group

Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, and mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and it is uncertain how long these trends will continue. Further, interest rates have risen from record low levels in 2003, resulting in reductions in the level of mortgage refinancings and total mortgage originations from 2004 through 2007. We have found that residential real estate activity generally decreases in the following situations:

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

Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, from January 2001 through June 2004, the Federal Reserve decreased interest rates by a total of 550 basis points, bringing interest rates down to their lowest levels in recent history and increasing the volume of residential real estate purchases and refinance activity. From June 2004 through September 2007, the Federal Reserve increased interest rates by a total of 425 basis points. In 2007, as interest rates on adjustable rate mortgages began to reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risk associated with investing in subprime mortgage loans. In addition, tighter lending standards combined with a bearish outlook on the real estate environment have caused potential home buyers to become reluctant to purchase homes. The second half of 2007 was a particularly weak period for the level of mortgage originations. As a result, our title insurance order counts and revenues have decreased substantially. The Federal Reserve has tried to alleviate investors’ concerns by reducing interest rates by a total of 75 basis points from September 2007 to December 2007, and 125 basis points in January 2008. Although our revenues had not yet benefited from these actions as of December 2007, refinance activity has increased in the beginning of 2008 as homeowners respond to the decrease in interest rates. Our open orders have increased, although it is still too early to tell whether this activity will result in an increase in closed orders. This increase in refinance activity is underscored by the Mortgage Bankers Association’s (“MBA”) current mortgage finance forecast, which predicts an increase in the proportion of mortgage refinancings to total mortgage originations from 50% in 2006 and 2007 to 57% for the first half of 2008. The MBA forecast predicts a 48% refinance ratio in the second quarter of 2008. According to the MBA’s forecast,

U.S. mortgage originations (including refinancings) were approximately $2.3 trillion, $2.7 trillion, and $3.0 trillion in 2007, 2006 and 2005, respectively. The MBA’s Mortgage Finance Forecast estimates a $2.0 trillion mortgage origination market for 2008, which would be a 16.0% decrease from 2007. The MBA further forecasts that the 16.0% decrease will result from purchase transactions declining from $1.2 trillion in 2007 to $0.9 trillion in 2008 or 21.3% and refinance transactions dropping from $1.2 trillion to $1.0 trillion or 10.8%.

Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial customers desiring to complete transactions by year-end. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect of the cost of financing on the volume of real estate transactions.

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

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	December 31,		December 31,
	2007	%	2006	%
	(In thousands)

PLR	$214,243	16.2%	$202,195	17.5%
IBNR	1,108,379	83.8%	952,677	82.5%

Total Reserve	$1,322,622	100.0%	$1,154,872	100.0%

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

Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. Management forecasts ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. Management also uses a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, management determines a loss provision rate, which it records as a percentage of current premiums. This loss provision rate is set to provide for losses on current year policies. We have been recording our loss provision at 7.5% of premiums during 2006 and 2007. At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation.

Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our internal actuary), the stratification of certain claims (large vs. small), improvements in the Company’s claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our internal actuary’s point estimate, we would record a charge and reassess the long-term provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.

As of December 31, 2007, our initial recorded reserve for claim losses was $1.187 billion, $97.3 million lower than our internal actuary’s point estimate of $1.284 billion. As of September 30, 2007, our initial recorded reserve for claim losses was $1.152 billion, $81.5 million lower than our internal actuary’s estimate of $1.233 billion. As a result, at December 31, 2007 and at September 30, 2007, management determined that our initial recorded amounts were outside of a reasonable range from our internal actuary’s estimates and we recorded total charges in 2007 of $217.2 million (made up of $81.5 million in the third quarter and $135.7 million in the fourth quarter) in addition to our 7.5% provision for claim losses. These charges result in a balance of $1.323 billion in our title insurance claim loss reserve, which is $39 million, or 3%, higher than the actuary’s point estimate but still within a reasonable range. Management believes the appropriate reserve is higher than the actuary’s point estimate because, in our judgment, as a result of the actuarial models and assumptions used, the full extent of adverse development in the trend of paid claims has not yet been fully reflected in the actuary’s estimate at December 31, 2007. We believe that such adverse paid development will result in an increase in ultimate losses for prior years over and above those projected by our internal actuary’s point estimate, thus we have provided for ultimate loss in excess of such estimate. Policy years 2005 and 2006 have exhibited significant adverse paid and reported development versus our initial estimates and as these policy years are not yet mature, they are subject to significant uncertainty as to how they will develop in the future. Please see Item IA, Risk Factors, “If we observe changes in the rate of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.”

The table below presents our title insurance loss development experience for the past three years.

	2007	2006	2005
	(In thousands)

Beginning balance	$1,154,872	$1,068,072	$987,076
Reserve assumed/transferred	—	(8,515)	1,000
Claims loss provision related to:
Current year	285,034	306,179	319,870
Prior years	217,216	39,399	36,631

Total claims loss provision	502,250	345,578	356,501

Claims paid, net of recoupments related to:
Current year	(17,042)	(18,815)	(14,478)
Prior years	(317,458)	(231,448)	(262,027)

Total claims paid, net of recoupments	(334,500)	(250,263)	(276,505)

Ending balance	$1,322,622	$1,154,872	$1,068,072

Title premiums	$3,800,458	$4,608,329	$4,948,966
Provision for claim losses as a percentage of title insurance premiums:
Current year	7.5%	6.6%	6.5%
Prior years	5.7%	0.9%	0.7%

Total provision	13.2%	7.5%	7.2%

An approximate $38.0 million increase (decrease) in our annualized provision for claim losses would occur if our loss provision rate were 1% higher (lower), based on 2007 title premiums of $3,800.5 million. A 5% increase (decrease) in our estimate of the reserve for claim losses would result in an increase (decrease) in our provision for claim losses of approximately $66.1 million.

Additionally, for our specialty insurance businesses, we had claims reserves of $65.8 million as of December 31, 2007 and 2006.

Valuation of Investments.  We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other than temporary impairment analysis. We believe that our monitoring and analysis has allowed for the proper recognition of other than temporary impairments over the past three year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. During 2007, 2006, and 2005 we recorded other than temporary impairments totaling $3.1 million, $9.1 million and $8.3 million, respectively. Our investment portfolio exposure to weaknesses in the sub-prime mortgage market is immaterial.

Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2007 and 2006, goodwill aggregated $1,339.7 million and $1,154.3 million, respectively. The majority of our goodwill as of December 31, 2007 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and have determined that we have a fair value in excess of our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

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

The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. In 2005, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded impairment charges of $9.3 million, relating to the write-off of these assets. These impairments were recorded as depreciation and amortization expense in our 2005 Consolidated Statements of Earnings. There were no impairment charges recorded relating to intangible assets during 2007 or 2006.

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

Capitalized software development costs are accounted for in accordance with either SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), or with The American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS 86 software), or at the beginning of application development (for SOP 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS 86 software), or prior to application development (for SOP 98-1 software), are expensed as incurred. For software subject to the provisions of SFAS 86, software development costs are amortized on a product by product basis commencing on the date of general release of the products, generally the greater of (1) the straight line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP 98-1 is amortized on a straight-line basis over its estimated useful life.

Revenue Recognition.  The following describes our revenue recognition policies as they pertain to each of our segments:

Fidelity National Title Group.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During 2005, we re-evaluated our method of estimation for accruing agency title revenues and commissions and refined the method, which resulted in our recording approximately $50.0 million in additional agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2.0 million. We are likely to continue to have changes to our accrual for agency revenue in the future, but as demonstrated by this 2005 adjustment, the impact on net earnings of changes in these accruals is very small.

Specialty Insurance Segment.  Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Fidelity National Information Services, Inc.  Through October 24, 2006, we recognized revenues relating to processing services, software licensing and software related services, mortgage origination services, default management services and data and information services. We provided some services to customers as part of an integrated offering through multiple businesses. The revenues for services provided under these multiple element arrangements were recognized in accordance with Financial Accounting Standards Board (“FASB”) EITF Issue No. 00-21, “Revenue Arrangements and Multiple Deliverables” (“EITF 00-21”).

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

The substantial majority of the revenues in this business were from outsourced data processing and application management arrangements. Revenues from these arrangements were recognized as services were performed in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition and related interpretations. SAB 104 sets forth guidance as to when revenue was realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred or services had been rendered; (3) the seller’s price to the buyer was fixed and determinable; and (4) collectibility was reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with FIS’s data processing and application management agreements during the implementation phase were deferred and subsequently recognized using the straight-line method over the term of the related services agreement. At each reporting period, FIS evaluated these deferred contract costs for impairment.

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

If all of the services were software related services as determined under the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2 (“SOP 97-2”), entitled “Software Revenue Recognition,” and SOP No. 98-9 (“SOP 98-9”), entitled “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” FIS applied these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

FIS recognized software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP 97-2 and SOP 98-9. Initial license fees were recognized when a contract existed, the fee was fixed or determinable, software delivery had occurred and collection of the receivable was deemed probable, provided that vendor specific objective evidence, or VSOE, had been established for each element or for any undelivered elements. FIS determined the fair value of each element or the undelivered elements in multi element software arrangements based on VSOE. If the arrangement was subject to accounting under SOP 97-2, VSOE for each element was based on the price charged when the same element was sold separately, or in the case of post-contract customer support, when a stated renewal rate was provided to the customer. If evidence of fair value of all undelivered elements existed but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. If evidence of fair value did not exist for one or more undelivered elements of a contract, then all revenue was deferred until all elements were delivered or fair value was determined for all remaining undelivered elements. Revenue from post-contract customer support was recognized ratably over the term of the agreement. FIS recorded deferred revenue for all billings invoiced prior to revenue recognition.

With respect to a small percentage of revenues, FIS used contract accounting, as required by SOP 97-2, when the arrangement with the customer included significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue was recognized in accordance with SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” using the percentage of completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract could be made. Revenues in excess of billings on these agreements were recorded as unbilled receivables and were included in trade receivables. Billings in excess of revenue recognized on these agreements were recorded as deferred revenue until revenue recognition criteria were met. Changes in estimates for revenues, costs and profits were recognized in the period in which they were determinable. When FIS’s estimates indicated that the entire contract would be performed at a loss, a provision for the entire loss was recorded in that accounting period.

In its mortgage origination businesses, FIS recognized revenues from mortgage origination services which primarily consisted of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services were recognized at the time of closing of the related real estate transaction. Ancillary service fees were recognized when the service was provided. Revenue derived from these services was recognized as the services were performed in accordance with SAB 104 as described above.

In its default management businesses, FIS recognized revenues on services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services was recognized as the services were performed in accordance with SAB 104 as described above.

In its information services businesses, FIS recorded revenue from providing data or data related services. These services principally included appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services was recognized as the services were performed in accordance with SAB 104 as described above.

FIS’s flood and tax units provided various services including life of loan-monitoring services. Revenue for life of loan services was deferred and recognized ratably over the estimated average life of the loan service period, which was determined based on FIS’s historical experience. FIS evaluated its historical experience on a periodic basis, and adjusted the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements included in this segment was recognized in accordance with SOP 97-2 as discussed above.

Revenues from other services in this segment were recognized as the services were performed in accordance with SAB 104 as described above.

Accounting for Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.

Certain Factors Affecting Comparability

Year ended December 31, 2007.  Our results of operations in 2007 exclude the operations of our former subsidiary, FIS. FIS is included in our results of operations through October 24, 2006. Also, as a result of adverse claim loss development on prior policy years, we recorded charges in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These charges were recorded in addition to our 7.5% provision for claim losses.

Year ended December 31, 2006.  Beginning October 24, 2006, with the closing of the 2006 Distribution, our Consolidated Statements of Earnings no longer include the results of FIS. The operations of FIS continue to be included in our Consolidated Financial Statements for periods prior to October 24, 2006. (See note A of the Notes to Consolidated Financial Statements for a description of the accounting treatment of the 2006 asset contribution by FNF and the 2006 Distribution). In addition, our Consolidated Statements of Earnings for 2006 include the results of operations of Certegy Inc. (“Certegy”), which was acquired by FIS on February 1, 2006, as discussed in note B of the Notes to Consolidated Financial Statements. This acquisition may affect the comparability of our 2006 and 2005 results of operations, particularly with respect to FIS in which the operating results of Certegy are included since the acquisition date.

Year ended December 31, 2005.  Our Consolidated Statements of Earnings for 2005 include a $318.2 million gain on sale of a minority interest in FIS.

Results of Operations

Consolidated Results of Operations

Net Earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Total revenue	$5,524,010	$9,436,101	$9,654,580

Total expenses	$5,347,497	$8,492,899	$8,046,640

Net earnings	$129,769	$437,761	$964,106

Revenue.  The following table presents the components of our revenue:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Direct title insurance premiums	$1,601,768	$1,957,064	$2,261,499
Agency title insurance premiums	2,198,690	2,649,136	2,683,545
Escrow, title-related and other fees	1,132,415	1,114,047	1,205,979
Transaction processing	—	3,094,370	2,570,372
Specialty insurance	386,427	394,613	428,939
Interest and investment income	186,252	208,309	144,966
Gain on sale of minority interest in FIS	—	—	318,209
Realized gains and losses, net	18,458	18,562	41,071

Total revenue	$5,524,010	$9,436,101	$9,654,580

Orders opened by direct title operations	2,259,800	3,146,200	3,615,400
Orders closed by direct title operations	1,434,800	2,051,500	2,487,000

Total revenue in 2007 decreased $3,912.1 million compared to 2006. Revenues in 2006 included $3,289.1 million of revenues from FIS operations (including title premiums generated by FIS). The remainder of the 2007 decrease is the result of decreases in title insurance and specialty insurance revenues. Total revenue in 2006 decreased $218.5 million to $9,436.1 million, a decrease of 2.2% compared to 2005. The decrease in 2006 is primarily attributable to decreases in title revenues and revenues from our specialty insurance group and a net $318.2 million non-operating gain on the issuance of subsidiary stock relating to the sale of a minority interest in FIS in 2005, partially offset by an increase in transaction processing revenues.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Direct(1)	$1,601,768	42.1%	$1,957,064	42.5%	$2,261,499	45.7%
Agency(1)	2,198,690	57.9	2,649,136	57.5	2,683,545	54.3

Total title insurance premiums	$3,800,458	100.0%	$4,606,200	100.0%	$4,945,044	100.0%

(1)	Includes premiums reported by us and, for periods prior to October 24, 2006, the portion of title premiums FIS reported as commissions in its mortgage origination business in connection with the policies issued by us with respect to which FIS acted as title agent.

Title insurance premiums were $3,800.5 million in 2007, $4,606.2 million in 2006, and $4,945.0 million in 2005. Both direct and agency title premiums decreased from 2006 to 2007 and from 2005 to 2006.

In 2007 and 2006, our mix of direct and agency title premiums stayed relatively consistent, with agency premiums making up 57.9% of total premiums compared with 57.5% in 2006 and 54.3% in 2005.

Direct title premiums in 2006 and 2005 include $73.5 million and $91.9 million, respectively, in premiums generated by FIS. Because the operations of FIS are not included in our results for the periods subsequent to October 23, 2006, title premiums generated by FIS subsequent to October 24, 2006, are included in agency title premiums rather than direct title premiums. Excluding title premiums generated by FIS in 2006 and 2005, direct title premiums decreased $281.8 million, or 15.0%, in 2007 compared to 2006 and $286.0 million, or 13.2%, in 2006 compared to 2005. The decreased level of direct title premiums in both periods is the result of decreases in closed order volumes partially offset by increases in fee per file. Excluding operations of FIS, closed order volumes in our direct operations were approximately 1,434,800, 1,777,900, and 2,169,700 in 2007, 2006, and 2005, respectively, with decreases reflecting declining purchase and refinance markets in 2007 compared to 2006 and a declining purchase market and relatively stable refinance market in 2006 compared to 2005. Tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising mortgage default levels and a bearish outlook on the real estate environment have caused buyers to be more reluctant to buy homes and have suppressed refinance activity. Beginning in September 2007, the Federal Reserve Board began decreasing interest rates to infuse money into the economy; however, as of the end of 2007, order counts had not yet shown any benefit from these actions. The average fee per file in our direct operations, excluding the operations of FIS, was $1,635, $1,580 and $1,487 in the years ended December 31, 2007, 2006, and 2005, respectively, reflecting continued strength in the commercial market in all periods and appreciation in home prices through 2006 and 2005.

Agency title premiums in 2007 and 2006 include $149.4 million and $22.4 million, respectively, in premiums generated by FIS. Excluding title premiums generated by FIS in 2007 and 2006, agency title premiums decreased $577.4 million, or 22.0%, in 2007 compared to 2006 and $56.5 million, or 2.1% in 2006 compared to 2005. The decrease in 2007 was primarily due to a decrease in accrued agency premiums that was relatively consistent with the decrease in direct title premiums. During 2005, we reevaluated our method of estimation for accruing agency title revenues and commissions and refined the method, which resulted in our recording approximately $50 million more in agency revenue in the second quarter of 2005 than we would have under our prior method. The impact on net earnings of this adjustment was approximately $2 million. A large portion of our direct title business relates to property near the West coast, where the recent slowing of real estate activity occurred earlier, while a large portion of our agency title business relates to property in the Southeast, where the slowing of real estate activity occurred more recently.

Escrow, title-related and other fees increased $18.4 million, or 1.6%, from 2006 to 2007 and decreased $91.9 million, or 7.6% from 2005 to 2006. Trends in escrow and title-related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow and other title-related fees, which are more directly related to our direct operations, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts during the three years ended December 31, 2007. They were also impacted in 2007 by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower, and by reduced escrow rates in the western part of the country. Offsetting a decrease in escrow and other title-related fees in 2007 was an increase in other income in the corporate and other segment resulting from acquisitions and increased activity in a division of our business that manages real estate owned by financial institutions. In addition, we recorded income of $12.3 million in fees associated with the syndication of investors in the acquisition of Ceridian.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $186.3 million, $208.3 million, and $145.0 million in 2007, 2006, and 2005, respectively. Average invested assets were $4,531.2 million, $5,088.9 million, and $4,711.4 million in 2007, 2006, and 2005, respectively. The tax equivalent yield, excluding realized gains and losses, was 5.0%, 4.8%, and 3.8% in 2007, 2006, and 2005, respectively.

Net realized gains were $18.5 million, $18.6 million and $41.1 million for 2007, 2006 and 2005, respectively, each made up of a number of gains and losses on various transactions, none of which were individually significant. During 2007, 2006, and 2005, we recorded impairment charges on equity investments that we considered to be other-than-temporarily impaired, resulting in charges of $3.1 million, $9.1 million, and $8.3 million, respectively.

Expenses.  The following table presents the components of our expenses:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Personnel costs	$1,700,935	$3,225,319	$3,224,678
Other operating expenses	1,109,438	2,075,101	1,702,353
Agent commissions	1,698,215	2,035,423	2,060,467
Depreciation and amortization	130,092	460,750	406,259
Provision for claim losses	653,876	486,334	480,556
Interest expense	54,941	209,972	172,327

Total expenses	$5,347,497	$8,492,899	$8,046,640

Our operating expenses consist primarily of personnel costs, other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and other title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs, and certain fixed costs are incurred regardless of revenue levels.

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Excluding personnel costs related to FIS of $1,357.4 million and $1,276.6 million in 2006 and 2005, respectively, personnel costs totaled $1,700.9 million, $1,867.9 million and $1,948.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Excluding FIS operations, personnel costs as a percentage of total revenues were 30.8%, 30.4% and 28.3% in 2007, 2006 and 2005, respectively. The decreases in personnel costs are due to decreases in 2007 and 2006 at Fidelity National Title Group, partially offset by increases in 2007 and 2006 in the corporate and other segment and an increase in 2006 in the specialty insurance segment. On a consolidated basis, we reduced our full-time equivalent employees by about 2,300 during 2007 and 2,400 during 2006. The decreases at Fidelity National Title Group resulted from decreases in the number of personnel and decreases in average annualized personnel costs per employee. The increases in the corporate and other segment are primarily the result of acquisitions. Included in personnel costs is stock-based compensation expense of $29.9 million, $65.0 million, and $34.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in expense related to stock-based compensation plans in 2006 is primarily due to an acceleration charge of $24.5 million recorded by FIS relating to performance-based options. See note M of Notes to Consolidated Financial Statements. Excluding stock-based compensation amounts related to FIS of $37.3 million and $20.4 million in 2006 and 2005, respectively, stock-based compensation costs were $29.9 million, $27.7 million, and $13.7 million for 2007, 2006 and 2005, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Excluding other operating expenses of $1,115.2 million and $751.3 million in 2006 and 2005, respectively, related to FIS, other operating expenses were $1,109.4 million, $959.9 million, and $951.1 million in 2007, 2006, and 2005, respectively. The increase in 2007 compared to 2006 was primarily due to acquisitions in the Fidelity National Title Group and corporate segments and an abandoned lease charge of $13.0 million relating to office closures. Excluding other operating expenses of FIS, the increase in 2006 was primarily due to acquisitions in the corporate segment and growth in the specialty insurance segment, partially offset by cost reductions in the Fidelity National Title Group segment.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Agent title premiums	$2,198,690	100.0%	$2,649,136	100.0%	$2,683,545	100.0%
Agent commissions	1,698,215	77.2	2,035,423	76.8	2,060,467	76.8

Net	$500,475	22.8%	$613,713	23.2%	$623,078	23.2%

Net margin from agency title insurance premiums we retain as a percentage of total agency premiums remained relatively consistent in 2007 compared with 2006. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

Depreciation and amortization expense, excluding FIS depreciation and amortization of $343.6 million and $299.6 million in 2006 and 2005, respectively, was $130.1 million, $117.2 million, and $106.6 million in 2007, 2006, and 2005, respectively.

The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $502.3 million, $345.6 million and $356.5 million in 2007, 2006 and 2005. The provision for claim losses in 2007 reflected a provision of 7.5% of title premiums and additional charges of $217.2 million resulting from adverse claim loss development on prior policy years. See “Critical Accounting Estimates” for further discussion relating to the Company’s reserve for claim losses and the $217.2 million charges. Our claim loss provision as a percentage of total title premiums was 13.2%, 7.5% and 7.2% in 2007, 2006 and 2005, respectively. The claim loss provision for our specialty insurance businesses was $151.6 million, $140.6 million, and $124.1 million in 2007, 2006, and 2005, respectively, with the increases resulting primarily from higher volumes in the homeowners’ insurance business.

Excluding interest expense attributable to FIS of $154.2 million and $126.8 million in 2006 and 2005, respectively, interest expense for the years ended December 31, 2007, 2006 and 2005 was $54.9 million, $55.8 million, and $45.5 million, respectively. Excluding interest expense attributable to FIS, the increase in 2006 was primarily due to increases in interest rates and average borrowings.

Income tax expense as a percentage of earnings before income taxes for 2007, 2006 and 2005 was 26.5%, 37.2%, and 35.6%, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income. Income tax expense as a percentage of earnings before income taxes decreased in 2007 compared to 2006 and 2005 primarily due to the increase in the proportion of tax-exempt interest income to pre-tax earnings. The lower rate in 2005 is partially attributable to the fact that no income taxes were provided for the gain on the issuance of FIS stock and the fact that the payment of a $10 per share dividend on shares held by the FNF 401(k) Plan was deductible for tax purposes. This was partially offset by the approximately $100.0 million in tax expense recorded by Old FNF in connection with its 2005 distribution of a minority interest in FNT.

Minority interest expense for 2007, 2006 and 2005 was less than $0.1 million, $154.6 million, and $70.4 million, respectively. The decrease in minority interest expense in 2007 compared to 2006 is primarily attributable to earnings generated by FIS and FNT, in which, prior to October 24, 2006, Old FNF held ownership positions of 50.7% and 82.5%, respectively. The increase in minority interest expense in 2006 relates primarily to recording minority interest expense on the earnings of FIS since the March 9, 2005 sale of a 25% minority interest and recording minority interest on the earnings of FNT since the October 17, 2005 minority interest distribution to Old FNF shareholders.

Segment Results of Operations

Fidelity National Title Group

The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Direct title insurance premiums	$1,601,768	$1,883,357	$2,184,993
Agency title insurance premiums	2,198,690	2,724,972	2,763,973
Escrow, title-related and other fees	1,034,574	1,109,293	1,204,127
Interest and investment income	167,341	167,007	111,628
Realized gains and losses, net	5,080	14,627	36,782

Total revenue	5,007,453	5,899,256	6,301,503

Personnel costs	1,594,516	1,789,805	1,897,904
Other operating expenses	891,838	891,111	920,905
Agent commissions	1,698,085	2,099,244	2,140,912
Depreciation and amortization	120,223	110,487	102,105
Provision for claim losses	502,250	345,578	354,710
Interest expense	14,597	12,755	16,663

Total expenses	4,821,509	5,248,980	5,433,199

Earnings before income taxes and minority interest	$185,944	$650,276	$868,304

Total revenues in 2007 decreased $891.8 million to $5,007.5 million, a decrease of 15.1% compared to 2006. Total revenue in 2006 decreased $402.2 million to $5,899.3 million, or 6.4%, compared to 2005. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title-related fees under “Consolidated Results of Operations.”

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income in 2007 was $167.3 million, $167.0 million, and $111.6 million in 2007, 2006, and 2005, respectively. In 2007, an increase in interest rates was partially offset by a decrease in the short-term investment asset base. The increase in interest and investment income in 2006 was primarily due to an increase in the short-term investment and fixed income asset base and an increase in interest rates. Average invested assets were $3,791.4 million, $4,009.4 million, and $3,732.6 million in 2007, 2006, and 2005, respectively. The tax equivalent yield, excluding realized gains and losses, was 5.3%, 4.8%, and 3.8% in 2007, 2006, and 2005, respectively.

Net realized gains and losses for 2007, 2006, and 2005 were $5.1 million, $14.6 million, and $36.8 million, respectively, each made up of a number of gains and losses on various transactions, none of which were individually significant.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,594.5 million, $1,789.8 million, and $1,897.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Personnel costs, as a percentage of direct title insurance premiums and escrow, title-related and other fees, were 60.5% in 2007, 59.8% in 2006, and 56.0% in 2005. The increase in personnel costs as a percentage of related revenue in 2006 was primarily due to increased salary and benefit costs due to competition. Average annualized personnel cost per employee decreased slightly in 2007 and

2006, reflecting decreases in variable personnel costs such as overtime, commissions and bonuses, partially offset in 2006 by increases in fixed personnel costs caused by increased competition. Average employee count decreased to 16,416 in 2007 from 18,352 in 2006 and 19,302 in 2005.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $891.8 million, $891.1 million, and $920.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 33.8% in 2007, 29.8% in 2006, and 27.2% in 2005, with the increase in 2007 primarily due to a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, an increase in legal and regulatory expenses, and an abandoned lease charge of $13.0 million relating to office closures. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits decreased due to a decrease in escrow balances and an increase in the portion of those benefits derived from tax exempt income. Legal and regulatory expenses increased due to an increase in class action litigation and our response to a target letter received from the United States Attorney’s Office in the Southern District of Texas, which was successfully resolved during the second quarter. The increase in other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees in 2006 was primarily due to declining order volumes, which resulted in the decline in revenue outpacing cost reductions.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $502.3 million, $345.6 million, and $354.7 million in 2007, 2006, and 2005, respectively. The provision for claim losses in 2007 reflected a provision of 7.5% of title premiums and additional charges of $217.2 million resulting from adverse claim loss development on prior policy years. Our claim loss provision as a percentage of total title premiums was 13.2%, 7.5%, and 7.2% in 2007, 2006, and 2005, respectively.

Specialty Insurance Segment

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenue	$386,427	$394,613	$428,939
Interest and investment income	16,231	15,565	8,991
Realized gains and losses, net	23	17	73

Total revenue	402,681	410,195	438,003

Personnel costs	45,499	45,145	40,451
Other operating expenses	144,992	144,702	135,320
Depreciation and amortization	6,046	6,254	4,279
Provision for claim losses	151,626	140,625	124,055
Interest expense	1,478	1,443	377

Total expenses	349,641	338,169	304,482

Earnings before income taxes and minority interest	$53,040	$72,026	$133,521

Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues were $402.7 million, $410.2 million, and $438.0 million in 2007, 2006 and 2005, respectively. The decrease in revenues in 2007 compared to 2006 was due to decreases in flood and home warranty revenues, partially offset by an increase in revenues from the homeowners’ and automobile insurance lines. The decrease in revenues in 2006 compared to 2005 was due to a decrease in flood revenues caused by a very active 2005 hurricane season, partially offset by organic growth in our homeowners’ insurance business.

Flood revenues decreased $7.4 million, or 4.8%, in 2007 compared to 2006 and $72.2 million, or 32.0%, in 2006 compared to 2005, in each case reflecting a less active hurricane season, partially offset by volume and rate increases. The decrease in revenues in 2006 compared to 2005 was primarily the result of the large volume of flood insurance claims processed in 2005 related to three hurricanes: Katrina, Wilma, and Rita.

Revenues from the homeowners’ and automobile insurance lines of business increased $6.6 million, or 4.3%, in 2007 compared to 2006, and $33.9 million, or 29.0%, in 2006 compared to 2005, in each case due to growth as we expand this business across the country.

Revenues from the home warranty line of business decreased $7.4 million, or 9.5% in 2007, primarily due to the decrease in real estate transaction volumes. Home warranty revenues decreased $0.3 million, or 0.3%, in 2006 compared to 2005.

Personnel costs were $45.5 million, $45.1 million, and $40.5 million in 2007, 2006 and 2005, respectively. As a percentage of total specialty insurance revenues, personnel costs were 11.3%, 11.0%, and 9.2% in 2007, 2006 and 2005, respectively. Excluding $100.0 million in revenues generated by the processing of flood claims associated with hurricanes Katrina, Wilma and Rita, this percentage was 12.3% in 2005 and the decrease as a percentage of revenues in 2006 and 2007 was primarily the result of growth of the business lines, which has not required a proportionate increase in personnel.

Other operating expenses in the specialty insurance segment increased $0.3 million in 2007 compared to 2006 and increased $9.4 million in 2006 compared to 2005. Other operating expenses in 2007 were impacted by the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, in the course of which we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. The impact of this adjustment was offset by the increase in premiums written in our homeowners’ insurance business. The increase in 2006 was due to an increase in premiums written in our homeowners’ insurance business. As a percentage of revenues, other operating expenses were 36.0%, 35.3% and 30.9% in 2007, 2006 and 2005, respectively.

The provision for claim loss expense was $151.6 million, $140.6 million, and $124.1 million in 2007, 2006 and 2005, respectively. As a percentage of premiums earned the claim loss provision was 63.9%, 62.7%, and 65.8% in 2007, 2006 and 2005, respectively. The increases in 2007 and 2006 were primarily the result of the increases in volumes in the homeowners’ insurance business. The 2007 and 2006 provisions also reflect positive development in trends of prior accident years.

A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$65,764	$45,434	$13,398
Claim loss provision related to:
Current year	165,659	148,328	121,421
Prior years	(14,033)	(7,703)	2,634

Total claim loss provision	151,626	140,625	124,055
Claims paid, net of recoupments related to:
Current year	(115,643)	(92,893)	(81,113)
Prior years	(35,898)	(27,402)	(10,906)

Total claims paid, net of recoupments	(151,541)	(120,295)	(92,019)

Ending balance	$65,849	$65,764	$45,434

Corporate and Other Segment

The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating subsidiaries. It generated a pretax loss of $62.5 million and $97.5 million in 2007 and 2006, respectively, and $286.1 million in pretax earnings in 2005. In 2007, we recorded income of $12.3 million in management fees under an agreement entered into in connection with the acquisition of Ceridian. The 2005 earnings were largely due to the gain on sale of subsidiary securities in connection with the sale of a minority interest in FIS, offset by income tax and by minority interest expense related to the distribution of a minority interest in FNT.

Fidelity National Information Services, Inc.

The Company’s consolidated results of operations include FIS’ results of operations through October 23, 2006. Thus, while a full year of activity is presented for 2005, the 2006 results of operations only include activity until October 24, 2006, the closing date of the 2006 Distribution. The FIS segment generated revenues of $3,280.4 million and $2,766.1 million and net earnings of $200.0 million and $196.6 million in 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Requirements.  Our cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We intend to pay an annual dividend of $1.20 per share on our common stock, payable quarterly, or an aggregate of approximately $255.8 million per year, although the declaration of any future dividends is at the discretion of our board of directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.

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

Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2007, $1,802.3 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2008, our first tier title insurance subsidiaries can pay or make distributions to us of approximately $251.1 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.

Capital Expenditures.  Total capital expenditures for property and equipment were $83.9 million, $145.4 million, and $149.9 million in 2007, 2006, and 2005, respectively and included FIS expenditures of $87.7 million and $79.6 million for 2006 and 2005, respectively. Total capital expenditures for software were $29.3 million, $180.9 million, and $166.1 million in 2007 and 2006, and 2005 respectively, and were primarily comprised of FIS expenditures in both 2006 and 2005.

Financing.  Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of December 31, 2007, we had borrowed $535 million under the Credit Agreement, bearing interest at 5.21%.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

In connection with the purchase of certain leasing assets from FIS (see “Transactions with Related Parties” in note A of Notes to Consolidated Financial Statements), we assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes, with a balance of $133.1 million at December 31, 2007, bear interest at various fixed rates and mature at various dates. In addition, we also assumed a

$20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due August 2008. As of December 31, 2007, $18 million was unused. On September 30, 2007, also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter and is due October, 2012.

Our outstanding debt also includes $241.3 million aggregate principal amount of our 7.30% notes due 2011 and $250.0 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.

We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2007, we had security loans outstanding with a fair value of $271.8 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.

In addition to the foregoing financing arrangements of the Company, our historical financial statements for years prior to 2007 reflect debt and interest expense of Old FNF and its other subsidiaries, principally FIS.

Seasonality.  Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. During 2007, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused home buyers to be more reluctant to buy homes and have suppressed refinance activity.

Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2007, our required annual payments relating to these contractual obligations were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Notes payable	$61,761	$44,577	$18,597	$781,940	$7,434	$253,430	$1,167,739
Operating lease payments	131,821	100,930	72,067	46,369	25,528	81,417	458,132
Pension and post retirement payments	17,057	14,840	16,085	16,018	15,768	87,196	166,964
Title claim losses	250,257	192,472	145,099	107,342	86,682	540,770	1,322,622
Specialty insurance claim losses	49,746	11,995	3,521	587	—	—	65,849

Total	$510,642	$364,814	$255,369	$952,256	$135,412	$962,813	$3,181,306

As of December 31, 2007, we had title insurance reserves of $1,322.6 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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

In addition to our title insurance reserves, at December 31, 2007, we held claim reserves of $65.8 million in our specialty insurance business segment. There is uncertainty with respect to the precise payout pattern of these reserves, which we have estimated in the table above based on historical experience.

Capital Stock Transactions.  On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. None of our common stock was repurchased under this plan in 2006. We began purchasing shares under this program on a regular basis on April 30, 2007 and, through December 31, 2007, we have repurchased a total of 9,675,000 shares for $183.1 million, or an average of $18.93 per share.

This includes 1,000,000 shares which we purchased from our Chairman of the Board, William P. Foley, II. In August 2007, Mr. Foley planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase. From time to time, we evaluate whether we should raise cash through borrowings under our Credit Agreement or new financings, including, potentially, financings that would or would not increase our number of outstanding shares, and use the cash to buy back shares. The proceeds of any such financing could alternatively be used to pay for acquisitions or for other general corporate purposes. There can be no assurance that we will enter into any such financing transaction or repurchase any shares.

Additional Minimum Pension Liability Adjustment.  We recorded a net-of-tax credit of $10.7 million to accumulated other comprehensive loss in 2007 in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” for the change in our minimum pension liability.

Equity Investments.  Our equity investments are in companies whose values are subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.

Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2007, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.

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

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2007 related to these arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see note A of Notes to Consolidated Financial Statements included elsewhere herein.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, we are routinely subject to a variety of risks, as described in the Risk Factors section of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased real estate activity, which depends in part on the level of interest rates, may reduce our title insurance revenues.

The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our marketable equity securities subject to equity price volatility and with interest rate movements on our outstanding debt and fixed income investments.

We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.

At December 31, 2007, we had $1.2 billion in long-term debt, of which $544.1 million bears interest at a floating rate. Our fixed maturity investments and borrowings are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments in any material amount to hedge these risks. .

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2007, we held $93.3 million in equity securities. The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

For purposes of this Annual Report on Form 10-K, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.

The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and equity prices on market-sensitive instruments. The changes in fair values for interest rate risks are determined by estimating the present value of future cash flows using various models, primarily duration modeling. The changes in fair values for equity price risk are determined by comparing the market price of investments against their reported values as of the balance sheet date.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 31.8% of total liabilities at December 31, 2007) is not included in the hypothetical effects.

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2007, and December 31, 2006, are as follows:

Interest Rate Risk

At December 31, 2007, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities of $91.9 million as compared with a (decrease) increase of $100.7 million at December 31, 2006.

Additionally, for the year ended December 31, 2007, an increase (decrease) of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase (decrease) in the interest expense on our average outstanding floating rate debt of $1.0 million. At December 31, 2006, we had no floating rate debt outstanding.

Equity Price Risk

At December 31, 2007, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities of $18.7 million, as compared with an increase (decrease) of $43.3 million at December 31, 2006.

Item 8.  Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

February 28, 2008
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes A and M to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note M to the Consolidated Financial Statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006. As discussed in Note I to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 28, 2008
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2007 and 2006, includes pledged fixed maturities of $335,270 and $288,420, respectively, related to secured trust deposits and $264,202 and $305,313, respectively, related to the securities lending program	$2,824,572	$2,901,964
Equity securities, at fair value	93,272	207,307
Investments in unconsolidated affiliates	738,356	153,962
Other long-term investments	18,255	10,147
Short-term investments, at December 31, 2007 and 2006 includes $178,568 and $408,363, respectively, of pledged short-term investments related to secured trust deposits	427,366	848,371

Total investments	4,101,821	4,121,751
Cash and cash equivalents, at December 31, 2007 and 2006, includes pledged cash of $193,484 and $228,458, respectively, related to secured trust deposits and $271,807 and $316,019, respectively, related to the securities lending program	569,562	676,444
Trade and notes receivables, net of allowance of $13,091 and $12,674 at December 31,2007 and 2006, respectively, and, at December 31, 2006, includes $12,528 note receivable from FIS	227,849	251,544
Goodwill	1,339,705	1,154,298
Prepaid expenses and other assets	436,392	271,732
Capitalized software	93,413	83,538
Other intangible assets	122,383	95,787
Title plants	331,888	324,155
Property and equipment, net	266,156	254,350
Income taxes receivable	67,245	25,960

	$7,556,414	$7,259,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2007 and 2006, includes $271,807 and $316,019, respectively, of security loans related to the securities lending program	$823,109	$932,479
Accounts payable to FIS	13,890	5,208
Deferred revenue	114,705	130,543
Notes payable, at December 31, 2007, includes $7,059 note payable to FIS	1,167,739	491,167
Reserve for claim losses	1,388,471	1,220,636
Secured trust deposits	689,935	905,461
Deferred tax liabilities	60,609	43,653

	4,258,458	3,729,147
Minority interests	53,868	56,044
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2007 and 2006, respectively; issued, 223,069,076 and 221,507,939 at December 31, 2007 and 2006, respectively	22	22
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,236,866	3,193,904
Retained earnings	213,103	345,516

	3,449,991	3,539,442
Accumulated other comprehensive loss	(16,630)	(63,046)
Less treasury stock, 10,032,449 shares and 94,781 shares as of December 31, 2007 and 2006, respectively, at cost	(189,273)	(2,028)

	3,244,088	3,474,368

	$7,556,414	$7,259,559

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Direct title insurance premiums	$1,601,768	$1,957,064	$2,261,499
Agency title insurance premiums	2,198,690	2,649,136	2,683,545
Escrow, title-related and other fees	1,132,415	1,114,047	1,205,979
Transaction processing	—	3,094,370	2,570,372
Specialty insurance	386,427	394,613	428,939
Interest and investment income	186,252	208,309	144,966
Gain on sale of minority interest in FIS	—	—	318,209
Realized gains and losses, net	18,458	18,562	41,071

	$5,524,010	$9,436,101	$9,654,580

Expenses:
Personnel costs	1,700,935	3,225,319	3,224,678
Other operating expenses	1,109,438	2,075,101	1,702,353
Agent commissions	1,698,215	2,035,423	2,060,467
Depreciation and amortization	130,092	460,750	406,259
Provision for claim losses	653,876	486,334	480,556
Interest expense	54,941	209,972	172,327

	5,347,497	8,492,899	8,046,640

Earnings before income taxes and minority interest	176,513	943,202	1,607,940
Income tax expense	46,776	350,871	573,391

Earnings before minority interest	129,737	592,331	1,034,549
Minority interest	(32)	154,570	70,443

Net earnings	$129,769	$437,761	$964,106

Basic net earnings per share	$0.60	$2.40	$5.56

Weighted average shares outstanding, basic basis	216,583	182,031	173,463

Diluted net earnings per share	$0.59	$2.39	$5.55

Weighted average shares outstanding, diluted basis	219,989	182,861	173,575

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net earnings	$129,769	$437,761	$964,106

Other comprehensive earnings (loss):
Unrealized gains (losses) on investments and other financial instruments, net(1)	44,516	25,632	(23,545)
Foreign currency translation unrealized loss(2)	2,285	(497)	(19,637)
Reclassification adjustments for gains included in net earnings(3)	(11,101)	(13,398)	(18,904)
Reclassification adjustments relating to minority interests	—	(2,295)	17,356
Minimum pension liability adjustment(4)	10,716	6,379	(6,784)

Other comprehensive earnings (loss)	46,416	15,821	(51,514)

Comprehensive earnings	$176,185	$453,582	$912,592

(1)	Net of income tax expense (benefit) of $25.7 million, $15.2 million, and $(12.9) million for 2007, 2006 and 2005, respectively.

(2)	Net of income tax expense (benefit) of $1.4 million, $(0.1) million and $(0.5) million for 2007, 2006 and 2005, respectively.

(3)	Net of income tax expense of $(6.4) million, $(7.9) million, and $(11.1) million for 2007, 2006 and 2005, respectively.

(4)	Net of income tax expense (benefit) of $6.2 million, $4.0 million, and $(2.0) million for 2007, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Investment by		Other
	Class A		Class B		Parent /Additional	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings (Loss)	Shares	Amount	Total
	(In thousands, except per share data)

Balance, December 31, 2004	—	$—	—	$—	$3,212,229	$1,515,215	$(27,353)	—	$—	$4,700,091
Purchase of treasury stock	—	—	—	—	(70,874)	—	—	—	—	(70,874)
Exercise of stock options	—	—	—	—	51,846	—	—	—	—	51,846
Tax benefit associated with the exercise of stock options	—	—	—	—	34,844	—	—	—	—	34,844
Acquisition of Hansen Quality Loan Services, Inc.	—	—	—	—	1,625	—	—	—	—	1,625
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	—	—	(19,637)	—	—	(19,637)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(42,449)	—	—	(42,449)
Other comprehensive loss — minimum pension liability adjustment	—	—	—	—	—	—	(6,784)	—	—	(6,784)
Other comprehensive loss — Minority interest	—	—	—	—	—	—	4,581	—	—	4,581
Amortization of unearned compensation	—	—	—	—	6,451	—	—	—	—	6,451
Distribution of common stock	30,370	3	143,176	14	(17)	—	—	—	—	—
Issuance of Restricted stock	777	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,856	—	—	—	—	18,856
Dividend of 17.5% of Fidelity National Title Group, Inc.	—	—	—	—	—	(435,268)	12,775	—	—	(422,493)
Cash dividends	—	—	—	—	—	(1,940,388)	—	—	—	(1,940,388)

Net earnings	—	—	—	—	—	964,106	—	—	—	964,106

Balance, December 31, 2005	31,147	$3	143,176	$14	$3,254,960	$103,665	$(78,867)	—	—	$3,279,775
Exercise of Old FNF stock options	—	—	—	—	49,051	—	—	—	—	49,051
Exercise of new stock options	—	—	—	—	1,597	—	—	—	—	1,597
Shares withheld for taxes and Cancelled	170	—	—	—	(55,498)	—	—	—	—	(55,498)
Tax benefit associated with the exercise of stock options	—	—	—	—	81,776	—	—	—	—	81,776
Closing of Securities Exchange and Distribution Agreement	188,646	19	(143,176)	(14)	(1,046,315)	—	(17,189)	—	—	(1,063,499)
Issuance of Restricted stock	1,545	—	—	—	—	—	—	—	—	—
Acquisition of Certegy Inc.	—	—	—	—	862,296	—	—	—	—	862,296
Issuance of Subsidiary stock, net of minority interest	—	—	—	—	28,343	—	—	—	—	28,343

							Accumulated
	Common Stock				Investment by		Other
	Class A		Class B		Parent /Additional	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings (Loss)	Shares	Amount	Total
	(In thousands, except per share data)

Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	—	—	(497)	—	—	(497)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	12,234	—	—	12,234
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6,379	—	—	6,379
Other comprehensive earnings — minority interest	—	—	—	—	—	—	14,894	—	—	14,894
Capital Contribution to Fidelity National Information Services, Inc.	—	—	—	—	(5,218)	—	—	—	—	(5,218)
Stock-based compensation	—	—	—	—	22,912	—	—	—	—	22,912
Shares withheld for taxes and in treasury			—	—	—	—	—	95	(2,028)	(2,028)
Cash dividends	—	—	—	—	—	(195,910)	—	—	—	(195,910)

Net earnings	—	—	—	—	—	437,761	—	—	—	437,761

Balance, December 31, 2006	221,508	$22	—	—	$3,193,904	$345,516	$(63,046)	95	(2,028)	$3,474,368
Exercise of stock options	1,088	—	—	—	8,409	—	—	—	—	8,409
Treasury Stock repurchased	—	—	—	—	—	—	—	9,675	(183,148)	(183,148)
Tax benefit associated with the exercise of stock options	—	—	—	—	4,687	—	—	—	—	4,687
Issuance of restricted stock	473	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	—	—	2,285	—	—	2,285
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	33,415	—	—	33,415
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	10,716	—	—	10,716
Stock-based compensation	—	—	—	—	29,866	—	—	—	—	29,866
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	262	(4,097)	(4,097)
Cash dividends	—	—	—	—	—	(262,182)	—	—	—	(262,182)
Net earnings	—	—	—	—	—	129,769	—	—	—	129,769

Balance, December 31, 2007	223,069	$22	—	—	$3,236,866	$213,103,	$(16,630)	10,032	$(189,273)	$3,244,088

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows From Operating Activities:
Net earnings	$129,769	$437,761	$964,106
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130,092	460,750	406,259
Minority interest	(32)	154,570	70,443
Gain on issuance of subsidiary stock	—	—	(318,209)
Gain on sales of investments and other assets	(18,458)	(18,562)	(53,876)
Stock-based compensation cost	29,866	64,984	34,108
Tax benefit associated with the exercise of stock options	(4,687)	(81,776)	34,844
Transaction fee income	(12,293)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in secured trust deposits	2,392	(11,700)	(3,054)
Net decrease (increase) in trade receivables	22,286	98,540	(65,103)
Net decrease (increase) in prepaid expenses and other assets	11,352	(227,034)	(183,437)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(83,664)	(173,771)	149,236
Net increase in reserve for claim losses	167,835	114,866	114,289
Net (decrease) increase in income taxes	(32,527)	(97,480)	166,926

Net cash provided by operating activities	341,931	721,148	1,316,532

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	4,632,657	2,981,431	3,187,813
Proceeds from maturities of investment securities available for sale	466,744	302,842	402,285
Proceeds from sales of assets	8,064	4,656	21,877
Collections of notes receivable	8,480	4,337	6,798
Cash (expended) received as collateral on loaned securities, net	(3,100)	5,942	4,822
Additions to title plants	(11,453)	(18,493)	(10,437)
Additions to property and equipment	(83,852)	(145,387)	(149,911)
Additions to capitalized software	(29,335)	(180,875)	(166,081)
Additions to notes receivable	(980)	(4,458)	(6,765)
Purchases of investment securities available for sale	(5,168,850)	(2,960,536)	(4,259,006)
Net proceeds from (purchases of) short-term investment activities	421,006	213,340	(313,432)
Distribution of FIS	—	(145,562)	—
Sale of subsidiary, net of cash sold	—	—	454,337
Contributions to investments in unconsolidated affiliates	(509,173)	—	—
Acquisition of businesses, net of cash acquired	(245,825)	(172,955)	(193,061)

Net cash used in investing activities	(515,617)	(115,718)	(1,020,761)

Cash Flows From Financing Activities:
Borrowings	570,468	642,203	3,001,017
Debt service payments	(29,431)	(873,109)	(1,159,553)
Debt issuance costs	(904)	(1,004)	(35,156)
Dividends paid	(262,182)	(195,910)	(1,940,388)
Subsidiary dividends paid to minority interest shareholders	(2,024)	(40,896)	—
Exercise of stock options	8,409	50,648	51,846
Exercise of subsidiary stock options	—	45,852	—
Tax benefit associated with the exercise of stock options	4,687	81,776	—
Subsidiary purchases of treasury stock	—	(145,689)	—
Purchases of treasury stock	(187,245)	—	(70,874)

Net cash provided by (used in) financing activities	101,778	(436,129)	(153,108)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(71,908)	169,301	142,663
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	447,986	278,685	136,022

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$376,078	$447,986	$278,685

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

Description of Business

Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is one of the nation’s largest title insurance companies through its title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 27.7% of all title insurance policies issued nationally during 2006. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resource, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

Prior to October 18, 2005, the Company was known as Fidelity National Title Group, Inc. (“FNT”) and was a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 17, 2005, Old FNF distributed to its shareholders a minority interest in FNT, making FNT a majority-owned, publicly traded company. On October 24, 2006, Old FNF transferred certain assets, including its specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings, certain smaller operations, cash and certain investment assets, to FNT in return for the issuance of 45,265,956 shares of FNT common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of FNT common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which FNT’s name was changed to Fidelity National Financial, Inc. As a result of these transactions, the Company’s chairman of the board is also executive chairman of the board of FIS and other key members of our senior management and our board of directors serve in similar capacities at FIS.

Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became FNF’s historical financial statements, including the results of FIS through the date of FNF’s spin-off from Old FNF. For periods prior to October 24, 2006 the Company’s equity has been derived from FNT’s historical equity and its historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

FNF currently has three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, Inc. (“FNRES”), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).

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

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority owned. Minority interest expense is recorded on the consolidated statement of earnings relating to majority owned subsidiaries and the appropriate minority interest liability is recorded on the Consolidated Balance Sheets in each period.

Distribution of Fidelity National Title Group

On October 17, 2005, Old FNF completed a pro rata distribution of shares representing 17.5% of the outstanding common stock of FNT to Old FNF’s shareholders. This distribution completed a restructuring that resulted in FNT becoming the parent company of Old FNF’s title insurance businesses. From the time of this distribution until October 24, 2006, FNT was a majority-owned subsidiary of FNF and a separate registrant reporting its results on a stand-alone basis. During that time, Old FNF continued to consolidate FNT in its results, and recorded minority interest liabilities and expense relating to the 17.5% minority interest. This restructuring was a taxable transaction to Old FNF and its shareholders. Old FNF recognized income tax expense of approximately $100 million in the fourth quarter of 2005 relating to this restructuring.

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

Investments

Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and market conditions and are based on quoted market prices. Discount or premium is recorded for the difference between the purchase price and the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount. The discount or premium is amortized using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for retrospectively.

Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

Investments in unconsolidated affiliates are recorded using the equity method of accounting (see note C).

Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are deemed other-than-temporary if factors exist that cause management to believe that the value will not increase to a level sufficient to recover the Company’s cost basis.

Cash and Cash Equivalents

Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Fair Value of Financial Instruments

The fair values of financial instruments presented in the Company’s Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

Trade and Notes Receivables

The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company measures for impairment on an annual basis.

As required by SFAS 142, the Company completed its annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date, and determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software

Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life, generally 5 to 10 years. Capitalized computer software development costs are accounted for in accordance with either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), or with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS 86 software), or at the beginning of application development (for SOP 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS 86 software), or prior to application development (for SOP 98-1 software), of a product are expensed as incurred and are not significant. The cost of internally developed computer software that is subject to the provisions of SFAS 86 is amortized on a product-by-product basis commencing on the date of general release of the products, generally the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP 98-1 is amortized on a straight-line basis over its estimated useful life.

At December 31, 2007, capitalized software costs were $176.0 million, less accumulated amortization of $82.6 million. At December 31, 2006, capitalized software costs were $142.2 million, less accumulated amortization of $58.7 million.

Amortization expense relating to computer software was $24.5 million, $127.4 million, and $110.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was primarily related to amortization expense recorded by FIS in 2006 and in 2005.

Other Intangible Assets

The Company has other intangible assets, not including software, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value. SFAS 142 requires that intangible assets with estimable lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually in accordance with SFAS 142.

During 2005, in accordance with SFAS 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded impairment expense of $9.3 million relating to the impairment of these assets. This expense amount was included in other operating expenses in the Consolidated Statements of Earnings for the year ended December 31, 2005. There was no such expense recorded in 2007 or 2006.

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

Secured Trust Deposits

In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflect a secured trust deposit liability of $689.9 million and $905.5 million at December 31, 2007 and 2006, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

Fidelity National Information Services, Inc.  In this segment, the Company earned revenues from processing services, software licensing and software related services and data and information services.

The Company recognized revenues relating to bank processing services and mortgage processing services along with software licensing and software related services. Several of the Company’s contracts included a software license and one or more of the following services: data processing, development, implementation, conversion, training, programming, maintenance and application management. In some cases, these services were offered in combination with one another and in other cases the Company offered them individually. Revenues from bank and mortgage processing services were typically volume-based depending on factors such as the estimated number of accounts, transactions processed and computer resources utilized.

The substantial majority of the revenues in this business were from outsourced data processing and application management arrangements. Revenues from these arrangements were recognized as services were performed in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements were deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. The Company evaluated these deferred costs for impairment in the event any indications of impairment existed.

In the event that the Company’s arrangements with its customers included more than one product or service, the Company determined whether the individual elements could be recognized separately in accordance with the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. If all of the products and services were software related products and services as determined under the provisions of SOP 97-2 (“SOP 97-2”), entitled “Software Revenue Recognition,” and SOP 98-9, entitled “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” the Company applied these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

The Company recognized software license and maintenance fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP 97-2 and SOP 98-9. Initial license fees were recognized when a contract exists, the fee was fixed or determinable, software delivery had occurred and collection of the receivable was deemed probable, provided that vendor-specific objective evidence, or VSOE, had been established for each element or for the undelivered elements. The Company determined the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement was subject to accounting under SOP 97-2, VSOE for each element was based on the price charged when the same

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element was sold separately. If evidence of fair value of all undelivered elements existed but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from maintenance and support was recognized ratably over the term of the agreement. The Company recorded deferred revenue for maintenance amounts invoiced prior to revenue recognition.

With respect to a small percentage of revenues, the Company used contract accounting, as required by SOP 97-2, when the arrangement with the customer included significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue was recognized in accordance with SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract could be made. Revenues in excess of billings on these agreements were recorded as unbilled receivables and were included in accounts receivable. Billings in excess of revenue recognized on these agreements were recorded as deferred revenue until revenue recognition criteria were met. Changes in estimates for revenues, costs and profits were recognized in the period in which they were determinable. When the Company’s estimate indicated that the entire contract would be performed at a loss, a provision for the entire loss was recorded in that accounting period.

The Company recognized revenues from mortgage origination services and default management services. Mortgage origination services consisted of centralized title agency and closing services for various types of lenders. Revenues relating to centralized title agency and closing services were recognized at the time of closing of the related real estate transaction. Ancillary service fees were recognized when the service is provided. Default management services consisted of services provided to assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Revenue derived from these services was recognized as the services were performed in accordance with SAB 104 as described above.

The Company recorded revenue from providing data or data-related services. These services principally included appraisal and valuation services, property records information, real estate tax services, borrower credit and flood zone information and multiple listing software and services. Revenue derived from these services was recognized as the services were performed in accordance with SAB 104 as described above.

The Company’s flood and tax units provided various services including life-of-loan monitoring services. Revenue for life-of-loan services was deferred and recognized ratably over the estimated average life of the loan service period, which was determined based on the Company’s historical experience. The Company evaluated its historical experience on a periodic basis, and adjusted the estimated life of the loan service period prospectively. Revenue derived from software and service arrangements was recognized in accordance with SOP 97-2. Revenues from other services in this segment were recognized as the services were performed in accordance with SAB 104 as described above.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. The Company has granted certain options, warrants and restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Basic and diluted earnings	$129,769	$437,761	$964,106

Weighted average shares outstanding during the year, basic basis	216,583	182,031	173,463
Plus: Common equivalent shares assumed from conversion of options	3,406	830	112

Weighted average shares outstanding during the year, diluted basis	219,989	182,861	173,575

Basic earnings per share	$0.60	$2.40	$5.56

Diluted earnings per share	$0.59	$2.39	$5.55

Options to purchase 5,382,074 shares, 2,297,140 shares and 2,206,500 shares of the Company’s common stock for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

Transactions with Related Parties

Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results.

A list of related party items included in revenues and expenses for periods subsequent to October 24, 2006, is as follows:

		October 24 -
	Full Year	December 31
	2007	2006
	(In millions)

Revenues:
Agency title premiums earned	$149.4	$22.4
Interest	0.5	—

Total revenue
Total Revenue	149.9	22.4

Expenses:
Agency title commissions	$132.2	$19.5
Data processing costs	46.8	17.6
Corporate services allocated	(2.7)	(1.5)
Title insurance information expense	10.3	5.1
Other real-estate related information	13.5	2.4
Software expense	53.7	3.1
Rental expense	(8.2)	0.7
License and cost sharing	7.8	1.2

Total expenses	$253.4	$48.1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An FIS subsidiary acts as the title agent in the issuance of title insurance policies by a title insurance underwriter owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues for the Company of $149.4 million for the year ended December 31, 2007 and $22.4 million for the period from October 24 through December 31, 2006, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of approximately 89% of the premiums generated, equal to $132.2 million for the year ended December 31, 2007 and $19.5 million for the period from October 24 through December 31, 2006.

FIS provides information technology infrastructure support, data center management and related IT support services to the Company. FNF’s expenses include amounts paid to FIS for these services of $46.8 million for the year ended December 31, 2007, and $17.6 million for the period from October 24 through December 31, 2006. In addition the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to an expense of $53.7 million for the year ended December 31, 2007, and $3.1 million for the period from October 24 through December 31, 2006.

Historically, the Company has provided corporate services to FIS. These corporate services include accounting, treasury, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. As a result of the provision of corporate services by the Company to FIS, FNF’s expenses were reduced by $2.7 million for the year ended December 31, 2007, and $1.5 million for the period from October 24 through December 31, 2006.

On August 31, 2007, the Company completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company.

Through August 31, 2007, the title plant assets of several of the FNF’s title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but FIS managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $14.0 million for the year ended December 31, 2007, and $5.5 million for the period from October 24 through December 31, 2006. In addition, each applicable title insurance underwriter owned by the Company in turn received a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $3.7 million for the period from January 1 through August 31, 2007, and $0.4 million for the period from October 24 through December 31, 2006. The Company was also a party to agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated.

FNF also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $13.5 million for the year ended December 31, 2007, and $2.4 million for the period from October 24 through December 31, 2006.

FNF also has certain license and cost sharing agreements with FIS. FNF recorded expenses relating to these agreements of $7.8 million for the year ended December 31, 2007, and $1.2 million for the period from October 24 through December 31, 2006, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FNF’s expenses included expenses for a lease of office space and equipment to FNF from FIS for the Company’s corporate headquarters and business operations, offset by leases of office space, furniture and equipment to FIS by the Company. For the year ended December 31, 2007, the net effect of these leases offset our expenses in the amount of $8.2 million. For the period from October 24 through December 31, 2006, the net amount included in expense for these leases was $0.7 million.

The Company believes the amounts earned by the Company or charged to it under each of the foregoing arrangements are fair and reasonable. The Company believes the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. In connection with the title plant management and maintenance services provided by FIS, the Company believes that the fees charged to the Company by FIS are at approximately the same rates that FIS and other similar vendors charge unaffiliated title insurers. The information technology infrastructure support and data center management services provided to the Company by FIS are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.

Amounts due from/ (to) FIS were as follows:

	December 31,	December 31,
	2007	2006
	(In millions)

Note (payable to) receivable from FIS	$(7.1)	12.5
Due to FIS	13.9	5.2

Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.5 million on this note for the year ended December 31, 2007. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the $12.5 million note was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. The company’s interest expense on this note was $0.1 million for the year ended December 31, 2007. Also in connection with this transaction, the Company assumed a $134.9 million non-recourse note payable (see note H).

Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $5.4 million for the period from January 1 through August 31, 2007, and $1.9 million for the period from October 24 through December 31, 2006, and amounts paid for capitalized title plant construction costs of $10.3 million for the year ended December 31, 2007, and $2.7 million for the period from October 24 through December 31, 2006.

In August 2007, FNF’s Chairman of the Board, William P. Foley, II, planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase.

On December 6, 2007, the Company sold 1,000 shares of Series B Preferred Stock of Remy to its Chairman of the Board, William P. Foley, II, for a total of $1.0 million, or $1,000 per share. This per share price was equal to the per share price that the Company paid to acquire the shares.

Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in the Company’s consolidated financial statements. Effective as of the beginning of 2003, the Company adopted the fair value recognition provision of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Upon adoption of SFAS 123, the Company elected to use the prospective method of transition, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Using this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. SFAS 123R does not allow for the prospective method, but requires the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. In accordance with the provisions of SFAS 123R, share-based compensation expense for 2005 has not been restated. Net earnings reflect stock-based compensation expense amounts of $29.9 million, $65.0 million and $34.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively, which are included in personnel costs in the reported financial results of each period. Included in the 2006 amount is a $24.5 million charge related to the vesting of performance based options at FIS for which the vesting criteria was met during the first quarter and a $0.3 million charge for accelerated vesting, which was approved by the compensation committee, of stock options and restricted stock shares granted to a director who resigned from the board of directors in the third quarter of 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. For the years ended December 31, 2007 and 2006, there was no difference between net earnings as reported and pro forma net earnings as calculated pursuant to SFAS 123 because, as of January 1, 2006, all stock-based compensation awards that were granted prior to our adoption of SFAS 123 were fully vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in 2005:

Year Ended
December 31, 2005
(Dollars in thousands)

Net earnings, as reported	$964,106
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)

Pro forma net earnings	$962,962

Earnings per share:
Basic — as reported on Consolidated Statements of Earnings	$5.56
Basic — pro forma	$5.55
Diluted — as reported on Consolidated Statements of Earnings	$5.55
Diluted — pro forma	$5.55

Derivative Financial Instruments

FIS accounted for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. FIS engaged in hedging activities relating to its variable rate debt through the use of interest rate swaps. FIS designated these interest rate swaps as cash flow hedges. The estimated fair value of the cash flow hedges was recorded as an asset or liability and, prior to October 24, 2006, was included in the Consolidated Balance Sheets in prepaid expenses and other assets or accounts payable and accrued liabilities and as a component of accumulated other comprehensive earnings, net of deferred

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes. The amount included in accumulated other comprehensive earnings was reclassified into interest expense as a yield adjustment as interest expense on the debt was recognized. FIS’s cash flow hedges were highly effective and there was no impact on earnings due to hedge ineffectiveness. It was the policy of FIS to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Through October 2006, FIS also owned warrants to purchase additional shares relating to its investment in Covansys Corporation (“Covansys”). Through March 25, 2005, FIS accounted for the warrants under SFAS 133 as the warrants were considered derivative instruments. At the date of the Covansys acquisition, the warrants were recorded at fair value aggregating $23.5 million. During the first quarter of 2005, FIS recorded a loss of $4.4 million on the decrease in fair value of the warrants through March 25, 2005, which was reflected in the Consolidated Statements of Earnings in realized gains and losses. On March 25, 2005, the terms of the warrants were amended such that the accounting for the investment in the warrants was then governed by the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and changes in the fair value of the warrants were recorded in other comprehensive earnings.

Foreign Currency Translation

The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2007, 2006 and 2005.

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

Certain Reclassifications

Certain reclassifications have been made in the 2006 and 2005 Consolidated Financial Statements to conform to the classifications used in 2007.

B.	Acquisitions

The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were two significant acquisitions in the three years ended December 31, 2007: FNF’s acquisition of Ceridian in 2007 and FIS’ acquisition of Certegy Inc. (“Certegy”) in 2005. (See “FIS Acquisitions” below.)

Acquisition of Equity Interest in Ceridian

On November 9, 2007, FNF and THL, along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. The Company contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage by the Company, which the Company accounts for using the equity method of accounting for financial statement purposes. On the closing date, the company recorded income of $12.3 million in fees associated with the syndication of investors in the acquisition of Ceridian. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.

Property Insight, LLC

On August 31, 2007, the Company completed the acquisition of Property Insight, a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction activities for the Company.

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

Equity Interest in Remy

The Company held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, the Company purchased all 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and then sold 1,000 of those shares to William P. Foley, II, the Company’s chairman of the board, for $1,000 per share, or a total of $1.0 million. The Company now holds a 47% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of purchased Remy Series B preferred stock with a cost basis of $19.5 million, and will account for this investment using the equity method. As a result of the exchange of the Notes for the shares of common and preferred stock, the Company reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes.

Cascade Timberlands LLC

During 2006, the Company purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands. As of December 31, 2007, the Company owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 293,000 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.

Acquisition of Equity Interest in Sedgwick

On January 31, 2006, the Company, along with its equity partners, THL and Evercore Capital Partners, completed an acquisition of Sedgwick which resulted in the Company obtaining a 40% interest in Sedgwick for approximately $126 million. In September 2006, the Company invested an additional $6.8 million in Sedgwick,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintaining its 40% ownership interest. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.

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

Certegy Inc.

On September 14, 2005, the Company through Fidelity National Information Services, Inc. (“Former FIS”) entered into a definitive merger agreement with Certegy under which Former FIS and Certegy combined operations to form a single publicly traded company called Fidelity National Information Services, Inc. Certegy was a payment processing company headquartered in St. Petersburg, Florida. On January 26, 2006, Certegy’s shareholders approved the merger, which was subsequently consummated on February 1, 2006.

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

C.  Investments

The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity investments (available for sale):
U.S. government and agencies	$863,181	$841,483	$21,990	$(292)	$863,181
States and political subdivisions	1,261,517	1,252,904	9,498	(885)	1,261,517
Corporate debt securities	657,445	667,331	4,615	(14,501)	657,445
Foreign government bonds	42,414	41,900	549	(35)	42,414
Mortgage-backed securities	15	14	1	—	15

	$2,824,572	$2,803,632	$36,653	$(15,713)	$2,824,572

	December 31, 2006
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity investments (available for sale):
U.S. government and agencies	$1,054,679	$1,063,572	$4,263	$(13,156)	$1,054,679
States and political subdivisions	1,162,076	1,171,093	1,648	(10,665)	1,162,076
Corporate debt securities	650,788	657,755	5,596	(12,563)	650,788
Foreign government bonds	34,397	34,670	61	(334)	34,397
Mortgage-backed securities	24	23	1	—	24

	$2,901,964	$2,927,113	$11,569	$(36,718)	$2,901,964

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2007, 2006 and 2005 was $46.1 million, $16.5 million and $(44.4) million, respectively.

The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2007:

	December 31, 2007
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)

One year or less	$303,942	10.8%	$303,286	10.8%
After one year through five years	1,252,860	44.7	1,262,886	44.7
After five years through ten years	886,720	31.6	895,935	31.7
After ten years	360,096	12.9	362,450	12.8
Mortgage-backed securities	14	—	15	—

	$2,803,632	100.0%	$2,824,572	100.0%

Subject to call	$433,551	15.5%	$437,868	15.5%

Fixed maturity securities valued at approximately $132.6 million and $115.5 million were on deposit with various governmental authorities at December 31, 2007 and 2006, respectively, as required by law.

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2007 and 2006 consisted of investments in various industry groups at a cost basis of $96.1 million and $216.6 million, respectively, and fair value of $93.3 million and $207.3 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2007 and 2006, respectively.

The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2007, gross unrealized gains and gross unrealized losses on equity securities were $6.0 million and $8.8 million, respectively. As of December 31, 2006, gross unrealized gains and gross unrealized losses on equity securities were $4.4 million and $13.7 million, respectively.

The change in unrealized gains (losses) on equity securities for the years ended December 31, 2007, 2006 and 2005 was $6.5 million, $3.0 million and $(19.0) million, respectively.

Interest and investment income consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash and cash equivalents	$36,223	$36,371	$18,344
Fixed maturity securities	119,879	112,523	86,348
Equity securities	4,231	8,725	2,445
Short-term investments	18,200	29,141	37,859
Other	7,719	21,549	(30)

Total	$186,252	$208,309	$144,966

During 2005, the Company began lending fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase investment income with minimal risk. At December 31, 2007 and 2006, the Company had short-term security loans outstanding with values of $264.2 million and $305.3 million, respectively, and held collateral for the loaned securities of $271.8 million and $316.0 million, respectively, which were included in accounts payable and accrued liabilities and cash.

Net realized gains amounted to $18.5 million, $18.6 million, and $359.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in 2005 was a $318.2 million gain on the sale of a minority interest in FIS.

During the years ended December 31, 2007, 2006 and 2005, gross realized gains on sales of fixed maturity securities considered available for sale were $11.0 million, $1.2 million, and $4.9 million, respectively; gross realized losses were $2.0 million, $1.2 million, and $1.4 million, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $4,480.1 million, $2,476.9 million, and $2,539.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005, gross realized gains on sales of equity securities considered available for sale were $34.2 million, $49.3 million, and $57.1 million, respectively; gross realized losses were $28.8 million, $29.4 million, and $30.5 million, respectively. Gross proceeds from the sale of equity securities amounted to $619.3 million, $807.3 million, and $648.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 were as follows:

2007

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$1,679	$(2)	$92,856	$(290)	$94,535	$(292)
States and political subdivisions	11,733	(105)	188,927	(780)	200,660	(885)
Corporate debt securities	16,775	(2,347)	331,707	(12,154)	348,482	(14,501)
Foreign securities	0	0	11,165	(35)	11,165	(35)
Equity securities	35,787	(6,863)	13,622	(1,915)	49,409	(8,778)

Total temporarily impaired securities	$65,974	$(9,317)	$638,277	$(15,174)	$704,251	$(24,491)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government and agencies	$29,400	$(178)	$798,510	$(12,978)	$827,910	$(13,156)
States and political subdivisions	167,192	(786)	715,813	(9,879)	883,005	(10,665)
Corporate debt securities	148,152	(868)	442,080	(11,695)	590,232	(12,563)
Foreign securities	6,341	(11)	23,564	(323)	29,905	(334)
Equity securities	146,464	(12,657)	12,521	(1,091)	158,985	(13,748)

Total temporarily impaired securities	$497,549	$(14,500)	$1,992,488	$(35,966)	$2,490,037	$(50,466)

A significant portion of the Company’s unrealized losses greater than twelve months relate to its holdings of U.S. government, state and political subdivision and fixed maturity corporate holdings. The unrealized losses relating to these holdings were primarily caused by interest rate increases and market conditions. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. Unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. During 2007, 2006 and 2005, the Company incurred impairment charges relating to investments that it determined to be other than temporarily impaired, which resulted in charges of $3.1 million, $9.1 million and $8.3 million, respectively.

Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of December 31, consist of (in thousands):

	Ownership	2007	2006

Sedgwick	40%	$131,160	$135,985
Ceridian	33%	503,118	—
Remy	47%	79,958	—
Other	various	24,120	17,977

Total		$738,356	$153,962

In the fourth quarter of 2007, the Company acquired an equity investment in Ceridian and began accounting for Remy using the equity method (see note B). Because the Company will record its equity in income of Ceridian and Remy using lag reporting, there is no equity in income of Ceridian or Remy included in the Company’s 2007 results of operations. The Company will begin including its equity income related to these two investments in the first quarter of 2008, at which time the Company will begin providing summary financial information for its unconsolidated affiliates in its Notes to Consolidated Financial Statement.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Land	$91,670	$90,711
Buildings	32,798	40,821
Leasehold improvements	79,092	75,650
Furniture, fixtures and equipment	485,593	408,115

	689,153	615,297
Accumulated depreciation and amortization	(422,997)	(360,947)

	$266,156	$254,350

E.	Goodwill

Goodwill consists of the following:

		Fidelity National
	Fidelity National	Information	Specialty	Corporate
	Title Group, Inc.	Services, Inc.	Insurance	and Other	Total
	(Dollars in thousands)

Balance, December 31, 2005	$1,051,526	$1,787,713	$23,842	$10,780	$2,873,861
Goodwill acquired during the year	36,287	1,926,583	—	31,863	1,994,733
Distribution of FIS	—	(3,714,296)	—	—	(3,714,296)

Balance, December 31, 2006	1,087,813	—	23,842	42,643	1,154,298
Goodwill acquired during the year	158,517	—	—	26,890	185,407

Balance, December 31, 2007	$1,246,330	$—	$23,842	$69,533	$1,339,705

F.	Other Intangible Assets

Other intangible assets consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Customer relationships and contracts	$201,921	$147,351
Other	30,438	28,030

	232,359	175,381
Accumulated amortization	(109,976)	(79,594)

	$122,383	$95,787

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $23.8 million, $162.0 million, and $145.7 million for the years ended December 31, 2007, 2006 and 2005,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Other represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2007, is $24.5 million in 2008, $19.4 million in 2009, $16.5 million in 2010, $12.6 million in 2011 and $9.2 million in 2012.

G.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Salaries and incentives	$121,524	$164,281
Accrued benefits	200,793	215,943
Security loans	271,807	316,019
Trade accounts payable	46,767	44,959
Accrued recording fees and transfer taxes	32,690	38,699
Accrued premium taxes	16,430	27,950
Accrued rent	28,141	13,857
Other accrued liabilities	104,957	110,771

	$823,109	$932,479

H.	Notes Payable

Notes payable consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$249,033	$248,849
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	240,981	240,881
Syndicated credit agreement, unsecured, interest payable monthly at LIBOR plus 0.36% (5.21% at December 31, 2007), unused portion of $565 million at December 31, 2007, due October 2011	535,000	—
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (5.1%-9.26%), various maturities	133,148	—
Revolving credit facility, secured, interest payable monthly at Prime-0.5% (6.75% at December 31, 2007), unused portion of $18,000, due August 2008	2,000	—
Note payable to FIS, interest payable quarterly at LIBOR+0.45% (5.15% at December 31, 2007), due October 2012	7,059	—
Other promissory notes with various interest rates and maturities	518	1,437

	$1,167,739	$491,167

At December 31, 2007, the carrying value of the Company’s outstanding notes payable was approximately $6.3 million lower than its estimated fair value. The carrying value of the Company’s notes payable was approximately $6.9 million lower than its estimated fair value at December 31, 2006. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2007

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Effective October 24, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and other financial institutions party thereto. Effective October 11, 2007, the Company exercised an option to increase the amount of its credit facility by an additional $300 million. The Credit Agreement provides for a $1.1 billion unsecured revolving credit facility, including the additional $300 million, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to LIBOR plus a margin of between 0.23%-0.675%, depending on the Company’s then current senior unsecured long-term debt rating from the rating agencies. In addition, the Company pays a commitment fee between 0.07%-0.175% on the entire facility, also depending on the Company’s senior unsecured long-term debt rating.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement requires the Company to maintain certain financial ratios and levels of capitalization. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

In connection with the purchase of certain leasing assets from FIS (see “Transactions with Related Parties” in note A), the Company assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes, with a balance of $133.1 million at December 31, 2007, bear interest at various fixed rates and mature at various dates. In addition, the Company also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due August 2008. As of December 31, 2007, $18 million was unused. On September 30, 2007, in connection with the acquisition of certain leasing assets from FIS, the Company also entered into an unsecured note with FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter and is due October, 2012.

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

On January 17, 2006, $241.3 million aggregate principal amount of the Old FNF 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the Old FNF 5.25% notes due 2013 were exchanged for FNF notes. The remaining principal amount of $8.7 million of the Old FNF 7.30% notes has been redeemed and cancelled.

Principal maturities of notes payable at December 31, 2007, are as follows (dollars in thousands):

2008	$61,761
2009	44,577
2010	18,597
2011	781,940
2012	7,434
Thereafter	253,430

$1,167,739

I.	Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current	$55,212	$331,327	$492,633
Deferred	(8,436)	19,544	80,758

	$46,776	$350,871	$573,391

The aggregate amounts above include income tax expense attributable to FIS operations of $118.4 million and $111.1 million for the years ended December 31, 2006 and 2005, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2007	2006	2005

Statement of earnings	$46,776	$350,871	$573,391

Other comprehensive income:
Changes in unrealized foreign currency translation gains	1,400	(62)	(547)
Minimum pension liability adjustment	6,165	3,956	(1,966)
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during the year	25,699	15,190	(12,876)
Reclassification adjustment for realized (gains) losses included in net earnings	(6,395)	(7,940)	(11,103)

Total income tax expense (benefit) allocated to other comprehensive income	26,869	11,144	(26,492)
Additional paid-in capital (exercise of stock options)	(4,687)	(81,776)	(34,844)

Total income taxes	$68,958	$280,239	$512,055

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(0.9)	(1.4)	(1.6)
Non-taxable gain on sale of minority interest in FIS	—	—	(6.9)
Deductible dividends paid to FNF 401(k) plan	(1.8)	(0.4)	(1.5)
Tax exempt interest income	(12.2)	(2.4)	(1.2)
Tax gain related to distribution of FNT	—	—	5.9
State income taxes	2.6	4.1	4.5
Non-deductible expenses	3.8	2.3	1.4

	26.5%	37.2%	35.6%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred Tax Assets:
Employee benefit accruals	$52,135	$58,504
Deferred revenue	730	—
Pension	3,844	12,937
Accrued liabilities	10,117	9,120
State income taxes	3,869	10,661
Other	12,766	7,507
Investment securities	—	5,907

Total deferred tax assets	83,461	104,636

Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(28,821)	(25,640)
Title plant	(58,656)	(60,118)
Other	(6,758)	(7,065)
Depreciation	(7,241)	(13,660)
Investment securities	(11,190)	—
Insurance reserve discounting	(18,171)	(28,340)
Lease accounting	(1,434)	(1,522)
Bad debts	(11,799)	(11,944)

Total deferred tax liabilities	(144,070)	(148,289)

Net deferred tax liability	$(60,609)	$(43,653)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.

Tax benefits of $4.7 million, $81.8 million, and $34.8 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to stockholders’ equity for the years ended December 31, 2007, 2006 and 2005, respectively.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an evaluation to determine the likelihood that an uncertain tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If it is determined that it is more likely than not that an uncertain tax position will be sustained upon examination, the next step is to determine the amount to be recognized. FIN 48 prescribes recognition of the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement of an uncertain tax position. Such amounts are to be recognized as of the first financial reporting period during which the more-likely-than-not recognition threshold is met. Similarly, an amount that has previously been recognized will be reversed as of the first financial reporting period during which the more-likely-than-not recognition threshold is not met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company had no change to reserves for uncertain tax positions.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows in (dollars in thousands):

State tax
(In thousands)

Balance at January 1, 2007	$5,241
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Deductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$5,241

As of December 31, 2007, FNF had approximately $5.241 million (including $0.3 million of interest) of total gross unrecognized tax benefits that, if recognized, would favorably affect the Company’s income tax rate. All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.

The Internal Revenue Service (“IRS”) has selected the Company to participate in a pilot program (Compliance Assurance Program or CAP) that is a real-time audit beginning with the 2005 tax year. In 2007, the IRS completed its examination of the Company’s tax returns for the tax year ended December 31, 2006. The Company is currently under audit by the Internal Revenue Service for the 2007 tax year.

J.	Summary of Reserve for Claim Losses

A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$1,220,636	$1,113,506	$1,000,474
Reserves assumed/transferred(1)	—	(8,515)	1,000
Claim loss provision related to:
Current year	450,693	454,507	441,291
Prior years	203,183	31,827	39,265

Total claim loss provision	653,876	486,334	480,556
Claims paid, net of recoupments related to:
Current year	(132,685)	(111,708)	(95,591)
Prior years	(353,356)	(258,981)	(272,933)

Total claims paid, net of recoupments	(486,041)	(370,689)	(368,524)

Ending balance	$1,388,471	$1,220,636	$1,113,506

Ending balance of claim loss reserves for title insurance only	$1,322,622	$1,154,872	$1,068,072

Provision for title insurance claim losses as a percentage of title insurance premiums only	13.2%	7.5%	7.2%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In 2006, the Company transferred $8.5 million in reserves to FIS in connection with the distribution of FIS. The Company assumed the outstanding reserve for claim losses of Service Link in connection with its acquisition in 2005.

Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The prior year title loss provision amount was unfavorable for each of the years presented. Estimated ultimate losses increased for several policy years due to changes in claim reporting and payment patterns. In response to the unfavorable prior year development, as well as to address higher expected costs for policies issued in 2005, 2006 and 2007, the title loss provision amounts as a percentage of title premiums increased in 2007 and 2006.

During the second half of 2007, the Company recorded charges totaling $217.2 million resulting from adverse claim loss development on prior policy years. These charges were in addition to the 7.5% provision for title insurance claim losses.

K.	Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the Company’s business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that the Company may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company intends to vigorously defend each of these matters. In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.

Several class actions are pending in Ohio (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division) and Pennsylvania (Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania; O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania; and Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania), alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. In Dubin, the Company filed a Motion for Summary Judgment which is under submission and trial is scheduled for early 2008. In Randleman, the Court dismissed all causes of action except implied in fact contract and unjust enrichment. The plaintiff’s motion to certify a class was granted. In Patterson, the court sustained the Company’s motion to dismiss all counts except counts for fraud and for violation of a consumer protection law. The Company’s motion for summary judgment on the remaining two causes of action and the plaintiff’s motion for class certification are under submission. The Company’s motions to dismiss were denied in the Cohen, O’Day and Guizarri cases, and classes have been certified. The parties are proceeding with discovery.

A class action in Texas (Arevalo v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006 in the U.S. District Court for the Western District of Texas, San Antonio Division) alleges that the Company overcharged for recording fees in Arizona, California, Colorado, Oklahoma and Texas. The suit seeks to recover the recording fees for the class that was overcharged, interest and attorney’s fees. The plaintiffs’ motion for class certification and the Company’s motions to dismiss and for summary judgment are under submission. A similar suit was pending in Kansas (Doll v. Chicago Title Insurance Company, filed on September 28, 2006 in the U.S. District Court for the District of Kansas) alleging that the Company charged consumers more than the County Recorder charges to record their documents in conjunction with closing transactions. Plaintiff’s motion to certify the class was denied. This action has been dismissed.

Two class actions filed in Illinois (Chultem v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company and Colella v. Fidelity National Financial, Inc., Chicago Title and Trust Company and Ticor Title Insurance Company, each filed on May 11, 2006 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division) allege the Company violated the Illinois Title Insurance Act, the Illinois Consumer Fraud Act and has been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaint alleges the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. Although the Company’s motions to dismiss and for summary judgment were granted, the plaintiffs were permitted to and did amend their complaints. The plaintiffs’ motion for class certification was denied on February 22, 2008.

An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York, filed on June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), a Fidelity agent in Chicago, IL. The plaintiff alleges the Company wrongfully used its funds to pay monies owed by the Company to customers of Intercounty. The plaintiff demands compensatory damages (which the plaintiff alleges are believed to be in excess of $20 million), punitive damages and other relief.

In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. The actions, which were filed in the United States District Court for the Eastern District of New York and the United States District Court for the Southern District of New York, are in their preliminary stages.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management continues to meet with the CDI to discuss possible modifications to the Regulations and alternatives that could result in the repeal of the Regulations prior to their initial implementation. On October 5, 2007, the California Insurance Commissioner sent a letter to the title insurance industry outlining a series of acts that he has agreed to undertake in an effort to minimize the impact of the Regulations and to lay further groundwork for a possible resolution involving the modification or repeal of the Regulations prior to their initial implementation. Among other things, the California Insurance Commissioner stated in such letter that: (i) the CDI will propose substantial changes to the data collection and reporting requirements of the Regulations that are designed to minimize compliance costs, (ii) the CDI will delay all effective dates in the Regulations by one year, which will have the effect of deferring the date on which the industry would be required to submit its first statistical report under the Regulations to April 30, 2011, and deferring the first possible rate reduction under the Regulations to October 1, 2011, and (iii) if the industry works with the CDI to enact substantive alternative reforms, the CDI is willing to eliminate the maximum rate formula altogether. In addition, the Company is exploring litigation alternatives in the event that the CDI does not modify or repeal the Regulations, including a possible lawsuit challenging the CDI’s authority to promulgate rate regulations and statistical plan regulations related thereto.

As a condition to the 2006 Distribution, Old FNF received a ruling from the Internal Revenue Service and an opinion from a nationally recognized accounting firm, together to the effect that the 2006 Distribution would be tax free for both Old FNF and the stockholders of Old FNF under Section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling are untrue or incomplete in any respect, then the ruling may not be relied upon. The accounting firm’s opinion is based on, among other things, certain assumptions and representations as to factual matters made by Old FNF and the Company, which, if incorrect or inaccurate in any respect, could prevent those opinions from being relied upon. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

The 2006 Distribution would become taxable to Old FNF (and to its successor after the merger, FIS) pursuant to Section 355(e) of the Internal Revenue Code if 50% or more of the shares of either Old FNF common stock (taking into account FIS common stock, as successor to FNF after the merger) or 50% or more of the Company’s common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the 2006 Distribution. Because the Old FNF stockholders owned more than 50% of the FIS common stock following the merger, the merger, standing alone, would not cause the distribution to be taxable to Old FNF under Section 355(e). However, if the Internal Revenue Service successfully asserted that acquisitions of Old FNF common stock or FIS common stock, either before or after the distribution, were part of a plan or series of related transactions that included the 2006 Distribution, such determination likely would result in the recognition of gain by Old FNF under Section 355(e) taking into account that the merger resulted in an acquisition of approximately 49% of the stock of FIS pursuant to a plan that includes the 2006 Distribution. In any such case, the gain recognized by Old FNF would equal the fair market value of all of the stock in FNT that Old FNF owned (including the FNT common stock Old FNF received for the Asset Contribution to FNT) immediately prior to the 2006 Distribution minus Old FNF’s basis in the stock of FNT. Old FNF estimated the resulting tax on such gain to be in the range of $150 million and possibly greater depending on, among other things, the value of the FNT stock at the time of the distribution. Under the agreements executed by the parties, the Company would generally be required to indemnify FIS (as successor to Old FNF after the merger) against tax-related losses to FIS that arise if the distribution were to become taxable under Section 355(e). However, FIS would be required to indemnify the Company if FIS had taken certain actions within its control that caused the 2006 Distribution to be taxable. If Section 355(e) were to cause the 2006 Distribution to be taxable to Old FNF and indemnifiable by the Company or FIS, the 2006 Distribution would remain tax free to Old FNF’s stockholders, assuming the other requirements of Section 355 were otherwise satisfied.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $6.8 billion at December 31, 2007. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2007 and 2006 related to these arrangements.

Future minimum operating lease payments are as follows (dollars in thousands):

2008	$131,821
2009	100,930
2010	72,067
2011	46,369
2012	25,528
Thereafter	81,417

Total future minimum operating lease payments	$458,132

Rent expense incurred under operating leases during the years ended December 31, 2007, 2006 and 2005 was $165.6 million, $224.4 million, and $208.3 million, respectively. Rent expense in 2007 includes a $13.0 million abandoned lease charge relating to office closures.

On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2007, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by the Company of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and also declines to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The Company has no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Earnings.

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

Since the Company is governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on the Company’s insurance operations, particularly its Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted. See note K for a description of certain recent regulatory developments in California.

Pursuant to statutory accounting requirements of the various states in which the Company’s insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2007, the combined statutory unearned premium reserve required and reported for the Company’s title insurers was $1,483.1 million. In addition to statutory unearned premium reserves, each of our insurers maintains surplus funds for policyholder protection and business operations.

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

The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2007, $1,802.3 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2008, the Company’s title insurers can pay or make distributions to the Company of approximately $251.1 million, without prior approval.

The combined statutory capital and surplus of the Company’s title insurers was $652.6 million and $860.3 million as of December 31, 2007 and 2006, respectively. The combined statutory net earnings of the Company’s title insurance subsidiaries were $204.8 million, $413.8 million, and $400.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

As a condition to continued authority to underwrite policies in the states in which the Company’s insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.

Pursuant to statutory requirements of the various states in which the Company’s insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of the Company’s underwriters has complied with the minimum statutory requirements as of December 31, 2007.

The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth of $7.5 million, $2.5 million, $3.0 million and $0.4 million is required for Fidelity National Title Company, Fidelity National Title Company of California, Chicago Title Company and Ticor Title Company of California, respectively. All of the Company’s underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2007.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which the Company can repurchase up to 25 million shares of its common stock. The Company may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company began purchasing shares under this program on a regular basis on April 30, 2007 and, through December 31, 2007, the Company has repurchased a total of 9,675,000 shares for $183.1 million, or an average of $18.93 per share. This includes 1,000,000 shares which the Company purchased from its Chairman of the Board, William P. Foley, II. In August 2007, Mr. Foley planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase. The Company did not repurchase any shares under this plan during 2006.

M.	Employee Benefit Plans

Stock Purchase Plan

During the three-year period ended December 31, 2007, eligible employees of the Company and its subsidiaries could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by the Company and its subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company and its subsidiaries contribute varying amounts as specified in the ESPPs. The Company and its subsidiaries contributed $17.2 million, $24.5 million, and $21.9 million to the ESPPs in the years ended December 31, 2007, 2006, and 2005, respectively, in accordance with the employer’s matching contribution.

401(k) Profit Sharing Plan

During the three-year period ended December 31, 2007, the Company and its subsidiaries have offered their employees the opportunity to participate in 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all Fidelity employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company and its subsidiaries historically matched 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plans for the years ended December 31, 2007, 2006 and 2005 was $22.8 million, $39.5 million and $40.0 million, respectively.

Stock Option Plans

In connection with the 2005 distribution of FNT stock by Old FNF, the Company established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2007, there were 2,076,052 shares of restricted stock and 18,008,834 stock options outstanding under this plan.

On October 24, 2006, as part of the closing of the 2006 Distribution and spin-off from Old FNF, the Company granted options and restricted stock to replace Old FNF options and Old FNF restricted stock to its employees. The Company issued approximately 10.0 million options with a weighted average strike price of $10.47 per share to replace 5.0 million outstanding Old FNF options granted out of the historical FNF plans in an intrinsic value swap. The Company also issued approximately 0.7 million shares of restricted stock to employees as part of the distribution and to replace Old FNF restricted stock. During 2006, at the closing of the 2006 Distribution the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also granted 790,000 shares of restricted stock to certain executive officers and the board of directors. Subsequent to the closing of the 2006 Distribution, the Company also granted 754,500 shares of restricted stock to other officers and employees and 2,116,500 options to other officers and employees.

A detail of Old FNF option activity from December 31, 2004 through the closing of the 2006 Distribution transaction on October 24, 2006 is as follows:

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

Following the closing of the 2006 Distribution on October 24, former Old FNF options and restricted stock held by employees of the Company were converted in an intrinsic value swap to options and restricted stock of the Company as noted above. Options and restricted stock held by FIS employees were converted into FIS options and restricted stock.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions under the Current Omnibus Plan for 2005, 2006, and 2007 were as follows:

		Weighted Average
	Options	Exercise Price	Exercisable

Granted in 2005	2,206,500	21.90

Balance, December 31, 2005	2,206,500	$21.90	—
Granted	2,116,500	23.40
Granted in intrinsic value swap in connection with 2006 Distribution	10,009,967	10.47
Exercised	(158,116)	10.08
Cancelled	(33,441)	5.01

Balance, December 31, 2006	14,141,410	$14.55	7,406,280
Granted	5,257,997	13.64
Exercised	(1,087,946)	7.73
Cancelled	(302,627)	21.66

Balance, December 31, 2007	18,008,834	$14.57	9,904,089

Restricted stock transactions under the Omnibus Plan in 2005, 2006, and 2007 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Granted in 2005	777,500	21.90

Balance, December 31, 2005	777,500	$21.90
Granted	1,544,500	22.82
Granted in intrinsic value swap in connection with 2006 Distribution	702,620	15.14
Cancelled	(11,250)	21.90
Vested	(416,721)	17.13

Balance, December 31, 2006	2,596,649	$21.38
Granted	510,503	13.87
Cancelled	(34,289)	17.54
Vested	(996,811)	20.07

Balance, December 31, 2007	2,076,052	16.82

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2007:

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In thousands)				(In thousands)

$ 0.00 — $4.93	1,805,232	2.61	$3.12	$20,748,429	1,805,232	2.61	$3.12	$20,747,429
$ 4.94 — $12.52	1,519,308	4.52	8.08	9,918,324	1,519,308	4.52	8.08	9,918,324
$12.53 — $12.77	2,550,325	4.70	12.77	4,703,309	2,550,325	4.70	12.77	4,703,309
$12.78 — $16.65	6,155,545	7.66	14.08	3,269,259	897,548	6.56	16.65	—
$16.66 — $20.92	1,878,712	6.10	17.36	—	1,387,936	6.09	17.17	—
$20.93 — $22.22	2,179,878	7.82	21.88	—	1,081,543	7.81	21.88	—
$22.23 — $23.44	1,919,834	8.98	23.44	—	662,197	8.98	23.44	—

	18,008,834	6.47	$14.57	$38,639,321	9,904,089	5.28	$12.97	$35,369,062

During the first quarter of 2006, the Company began accounting for stock based compensation under the provisions of SFAS 123R under the modified prospective method. Prior to this adoption, the Company had adopted the fair value recognition provisions of SFAS 123, for stock-based employee compensation in 2003. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. In 2003, the Company elected to use the prospective method of transition, as permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (“SFAS 148”). Under the fair value method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 31, 2002. Prior year financial statements were not restated. The adoption of SFAS 123R using the modified prospective method did not have a material impact on the Company’s financial position or results of operations for 2006 as all options that were previously accounted for under the intrinsic value method were fully vested as of December 31, 2005. During 2007, 2006, and 2005, the Company recorded stock-based compensation expense of $29.9 million, $65.0 million, and $34.1 million, respectively, in connection with grants of restricted stock and stock options which is included in personnel costs in the reported financial results. During the third quarter of 2006 the compensation committee approved the immediate vesting of stock options and restricted stock shares previously granted to a director who retired from the board of directors in the third quarter, resulting in a $0.3 million charge, included in stock-based compensation for 2006. Also in 2006, stock based compensation expense included $24.5 million in expense relating to performance based options at FIS for which the performance and market based criteria were met during the first quarter.

Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Old FNF options granted prior to the closing of the 2006 Distribution

The risk free interest rates used in the calculation are the rate that corresponds to the weighted average expected life of an option. The risk free interest rates used for options granted during 2006 and 2005 were 4.9% and 4.1%, respectively. Volatility factors for the expected market price of the common stock of 28% and 27%, were used for options granted in 2006 and 2005, respectively. The expected dividend yields used for 2006 and 2005 were 2.6% and 2.4%, respectively. Weighted average expected lives of 4.1 years and 4.0 years were used for 2006 and 2005, respectively. The weighted average fair value of each option granted during 2006 and 2005 was $9.25 and $8.56 ($4.66 and $4.32, as adjusted for the 2006 Distribution intrinsic value conversion), respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FNF options granted from the 2005 OmnibusPlan

The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. The risk free interest rates used for options granted during 2007, 2006 and 2005 were 3.8%, 4.6% and 4.3%, respectively. Volatility factors for the expected market price of the common stock of 29%, 29% and 28% were used for options granted in 2007, 2006 and 2005, respectively. The expected dividend yield used for 2007, 2006 and 2005 was 5.0%, 5.1%, and 4.6%, respectively. Weighted average expected lives of 4.4 years, 4.4 years, and 4.0 years was used for 2007, 2006, and 2005, respectively. The weighted average fair value of each option granted during 2007, 2006, and 2005 were $2.36, $4.23 and $3.98, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. For the years ended December 31, 2007 and 2006, there was no difference between net earnings as reported and pro forma net earnings as calculated pursuant to SFAS 123 because, as of January 1, 2006, all stock-based compensation awards that were granted prior to our adoption of SFAS 123 were fully vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in 2005:

Year Ended 2005
(Dollars in thousands)

Net earnings, as reported	$964,106
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	21,147
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,291)

Pro forma net earnings	$962,962

Earnings per share:
Basic — as reported	$5.56
Basic — pro forma	$5.55
Diluted — as reported	$5.55
Diluted — pro forma	$5.55

At December 31, 2007, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants was $56.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.8 years.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company’s Consolidated Balance Sheets as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)

Change in Benefit Obligation:
Net benefit obligation at beginning of year	$158,258	$162,875	$150,255
Effects of change in actuarial assumptions	(7,212)	(3,970)	14,437
Interest cost	8,876	8,780	8,347
Actuarial loss	2,667	1,856	(2,755)
Gross benefits paid	(12,919)	(11,283)	(7,409)

Net benefit obligation at end of year	$149,670	$158,258	$162,875

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$126,991	$112,636	$87,214
Actual return on plan assets	11,373	13,511	8,525
Employer contributions	17,101	12,127	24,306
Gross benefits paid	(12,919)	(11,283)	(7,409)

Fair value of plan assets at end of year	$142,546	$126,991	$112,636

Funded status at end of year	$(7,124)	$(31,267)	$(50,239)
Unrecognized net actuarial loss	53,800	67,677	83,466

Net amount recognized at end of year	$46,676	$36,410	$33,227

The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.

Pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), the Company’s measurement date is December 31.

The net pension liability included in accounts payable and accrued liabilities as of December 31, 2007 and 2006 is $7.1 million and $31.3 million, respectively.

The components of net periodic expense included in the results of operations for 2007, 2006, and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Service cost	$—	$—	$—
Interest cost	8,876	8,780	8,347
Expected return on assets	(10,638)	(9,752)	(8,877)
Amortization of actuarial loss	8,597	9,916	8,829

Total net expense	$6,835	$8,944	$8,299

The net gain or loss recognized in other comprehensive income is shown below, on both a before tax and net of tax basis. There is no impact in other comprehensive income related to a net transition asset or obligation or net prior service cost or credit.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before Tax	Net of Tax
	(Dollars in thousands)

Year ended December 31, 2007:
Accumulated other comprehensive income at January 1	$67,676	$39,530
Amounts recognized in current fiscal year:
Net loss/gain	(8,597)	(5,513)

Total	(8,597)	(5,513)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	(5,279)	(3,385)

Total	(5,279)	(3,385)

Accumulated other comprehensive income at December 31	53,800	30,632

Amounts expected to be recognized in the following year:
Net loss/gain	(8,597)	(5,457)

Total	$(8,597)	$(5,457)

Year ended December 31, 2006:
Accumulated other comprehensive income at January 1	$83,466	$49,559
Amounts recognized in current fiscal year:
Net loss/gain	(9,916)	(6,299)

Total	(9,916)	(6,299)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	(5,874)	(3,730)

Total	(5,874)	(3,730)

Accumulated other comprehensive income at December 31	67,676	39,530

Amounts expected to be recognized in the following year:
Net loss/gain	(9,916)	(6,299)

Total	$(9,916)	$(6,299)

Pension Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2007		2006

Discount rate	6.25%		5.75%
Rate of compensation increase	N/A	(a)	N/A	(a)

Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2007		2006		2005

Discount rate	5.75%		5.50%		5.75%
Expected return on plan assets	8.5%		8.5%		8.5%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.

Pension Plan Assets

The expected long term rate of return on plan assets was 8.5% in 2007 and 2006, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, targeting equity securities at 65% of total assets. The remainder of the portfolio is invested in fixed income securities and cash equivalents in a liability driven investment strategy that intends to match the duration of the fixed income investments to the duration of the plan’s liabilities.

The Company’s pension plan asset allocation at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

		Percentage of
	Target Allocation	Plan Assets
Asset Category	2008	2007	2006

Equity securities	65%	56.8%	73.2%
Debt securities	35%	34.4	17.6
Insurance annuities		5.4	6.3
Other (Cash)	1-3%	3.4	2.9

Total		100.0%	100.0%

The Company does not hold any investments in its own equity securities within its pension plan assets.

Pension Plan Cash Flows

Plan Contributions

The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2007, 2006 and 2005, the Company made contributions of $17.1 million, $12.1 million and $24.3 million, respectively. The Company intends to contribute amounts sufficient to avoid payment of the PBGC variable premium in 2008.

Plan Benefit Payments

A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments 2006	$11,283
2007	12,919
Expected Future Payments
2008	$14,954
2009	12,669
2010	13,921
2011	13,889
2012	13,773
2013-2017	70,751

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

The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(Dollars in thousands)

Change in Benefit Obligation:
Net benefit obligation at beginning of year	$19,912	$18,235	$21,440
Service cost	—	43	161
Interest cost	990	1,099	1,005
Plan participants’ contributions	1,567	1,631	1,662
Plan amendments	2,768	(2,420)	(782)
Actuarial (gain) loss	(5,073)	4,185	(1,429)
Gross benefits paid	(2,870)	(2,861)	(3,822)

Net benefit obligation at end of year	$17,294	$19,912	$18,235

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	1,303	1,230	2,160
Plan participants’ contributions	1,567	1,631	1,662
Gross benefits paid	(2,870)	(2,861)	(3,822)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(17,294)	$(19,912)	$(18,235)
Unrecognized net actuarial loss	—	—	3,105
Unrecognized prior service cost	—	—	(856)

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(17,294)	$(19,912)	$(15,986)

Pursuant to SFAS 158, the Company’s measurement date is December 31.

Pursuant to SFAS 158 for this fiscal year end, the liability recorded on the Company’s balance sheet at December 31, 2007 and 2006 is equal to the funded status.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s postretirement health care and life insurance costs included in the results of operations for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Service cost	$—	$43	$161
Interest cost	990	1,099	1,005
Amortization of prior service cost	(22)	(3,225)	(1,535)
Amortization of actuarial loss	581	1,487	—

Total net periodic income	$1,549	$(596)	$(369)

The components of amounts recognized in other comprehensive income, showing separately the net transition asset or obligation, the net gain or loss and the net prior service cost or credit, are as shown below, on both a before tax and net of tax basis.

	Before Tax	Net of Tax
	(Dollars in thousands)

Year ended December 31, 2007:
Accumulated other comprehensive income at January 1	$5,751	$3,652
Amounts recognized in current fiscal year:
Net prior service cost/credit	22	14
Net loss/gain	(581)	(369)
Unrecognized amounts arising in current fiscal year:
Net prior service cost/credit	2,768	1,758
Net loss/gain	(5,073)	(3,221)

Total	(2,864)	(1,818)

Accumulated other comprehensive income at December 31	$2,887	$1,834

Amount expected to be recognized in the following year:
Amortization of prior service cost/credit	506	321

Year ended December 31, 2006:
Accumulated other comprehensive income at December 31	$5,751	$3,652

Adjustment to apply SFAS 158	$5,751	$3,652

Amounts expected to be recognized in the following year:
Net prior service cost/credit	$(52)	$(33)
Net loss/gain	1,262	801

Total	$1,210	$768

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefit Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2007	2006

Discount rate	5.75%	5.75%
Health care cost trend rate assumed for next year	9%	10%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2012

Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%
Health care cost trend rate assumed for next year	10%	11%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2012	2009

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost	$67	$(59)
Effect on postretirement benefit obligation	920	(821)

Postretirement Benefit Cash Flows

A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments
2006	$1,230
2007	1,303
Expected Future Payments
2008	$2,103
2009	2,171
2010	2,164
2011	2,129
2012	1,995
2013-2017	6,723

N.	Supplementary Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash paid during the year:
Interest	$53,897	$57,636	$163,604
Income taxes	86,918	354,711	364,400
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$416,431	$396,738	$211,664
Less: Total purchase price	245,825	290,091	191,158

Liabilities assumed	$170,606	$106,647	$20,506

O.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of its title insurance business and other activities.

The Company generates a significant amount of title insurance premiums in California, Texas, Florida, and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2007	2006	2005

California	16.5%	17.6%	20.9%
Texas	12.6%	11.2%	9.6%
Florida	10.8%	13.8%	14.1%
New York	8.0%	7.8%	8.1%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.	Segment Information

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

As of and for the year ended December 31, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group, Inc.	Insurance	and Other	Total

Title premiums	$3,800,458	$—	$—	$3,800,458
Other revenues	1,034,574	386,427	97,841	1,518,842
Intersegment revenue	—	—	—	—

Revenues from external customers	$4,835,032	$386,427	$97,841	$5,319,300
Interest and investment income, including realized gains and (losses)	172,421	16,254	16,035	204,710

Total revenues	$5,007,453	$402,681	$113,876	$5,524,010

Depreciation and amortization	120,223	6,046	3,823	130,092
Interest expense	14,597	1,478	38,866	54,941
Earnings (loss) before income tax and minority interest	185,944	53,040	(62,471)	176,513
Income tax expense	49,275	19,271	(21,770)	46,776
Minority interest	2,889	—	(2,921)	(32)
Net earnings (loss)	$133,780	$33,769	$(37,780)	$129,769
Assets	$5,922,123	$461,548	$1,172,743	$7,556,414
Goodwill	1,246,330	23,842	69,533	1,339,705

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2006 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Title premiums	$4,608,329	$—	$(2,372)	$64,964	$(64,721)	$4,606,200
Other revenues	1,109,293	394,613	4,754	3,215,409	(121,039)	4,603,030
Intersegment revenue	—	—	—	(185,760)	185,760	—

Revenues from external customers	$5,717,622	$394,613	$2,382	$3,094,613	$—	$9,209,230
Gain on issuance of subsidiary stock	—	—		—	—
Interest and investment income, including realized gains and (losses)	181,634	15,582	20,881	8,774	—	226,871

Total revenues	$5,899,256	$410,195	$23,263	$3,103,387	$—	$9,436,101

Depreciation and amortization	110,486	6,254	447	343,563	—	460,750
Interest expense	12,755	1,443	41,579	154,195	—	209,972
Earnings (loss) before income tax and minority interest	650,276	72,026	(97,466)	318,366	—	943,202
Income tax expense	220,898	28,920	(17,379)	118,432	—	350,871
Minority interest	1,354	—	153,246	(30)	—	154,570
Net earnings (loss)	$428,024	$43,106	$(233,333)	$199,964	—	437,761
Assets	6,023,461	455,057	781,041	—	—	7,259,559
Goodwill	1,087,813	23,842	42,643	—	—	1,154,298

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2005 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total

Title premiums	$4,948,966	$—	$(3,922)	$80,835	$(80,835)	$4,945,044
Other revenues	1,204,128	428,939	(7,998)	2,685,250	(105,029)	4,205,290
Intersegment revenue	—	—	—	(185,864)	185,864	—

Revenues from external customers	$6,153,094	$428,939	$(11,920)	$2,580,221	$—	$9,150,334
Gain on issuance of subsidiary stock	—	—	318,209	—	—	318,209
Interest and investment income, including realized gains and (losses)	148,409	9,064	18,404	10,160	—	186,037

Total revenues	$6,301,503	$438,003	$324,693	$2,590,381	$—	$9,654,580

Depreciation and amortization	102,105	4,279	238	299,637	—	406,259
Interest expense	16,663	377	28,509	126,778	—	172,327
Earnings (loss) before income tax and minority interest	868,304	133,521	286,052	320,063	—	1,607,940
Income tax expense	327,351	50,204	76,773	119,063	—	573,391
Minority interest	1,972	—	64,021	4,450	—	70,443
Net earnings (loss)	$538,981	$83,317	$145,258	$196,550	—	964,106
Assets	5,900,533	428,203	586,860	4,189,021	—	11,104,617
Goodwill	1,051,526	23,842	10,780	1,787,713	—	2,873,861

The activities of the reportable segments include the following:

Fidelity National Title Group

This segment consists of the operation of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

Specialty Insurance

This segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile, and other personal lines insurance policies.

Corporate and Other

The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, Inc.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“FNRES”), other smaller operations and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy.

Fidelity National Information Services, Inc.

Through October 23, 2006, the Company’s results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are not included in FIS’s financial information prior to the closing.

Q.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008 and will apply to business combinations occurring after the effective date. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of January 1, 2008 for calendar year entities. Management is currently evaluating the impact of adopting this statement on the Company’s statements of financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s statements of financial position and operations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(a) (1) Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

Exhibit
Number	Description

4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)
4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))
10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)
10.2	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, as amended, effective as of September 26, 2005 (incorporated by reference to Annex D to the Information Statement).(1)
10.3	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2005).(1)
10.5	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.6	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.7	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.8	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.9	Employment Agreement between the Registrant and Anthony J. Park, effective as of December 22, 2006 (incorporated by reference to Exhibit 10.9 to the 2006 Annual Report).(1)
10.10	Employment Agreement between the Registrant and Brent B. Bickett, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.10 to the 2006 Annual Report).(1)
10.11	Employment Agreement between the Registrant and Peter T. Sadowski, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.11 to the 2006 Annual Report).(1)
10.12	Employment Agreement between the Registrant and William P. Foley, II, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.12 to the 2006 Annual Report).(1)
10.13	Employment Agreement between the Registrant and Alan L. Stinson, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.13 to the 2006 Annual Report).(1)
10.14	Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.14 to the 2006 Annual Report).(1)
10.15	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.16	Form of Option Agreement under the Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the 2006 Annual Report)
10.17	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the 2006 Annual Report)
21.1	Subsidiaries of the Registrant

Exhibit
Number	Description

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ Alan L. Stinson
Alan L. Stinson
Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan L. Stinson Alan L. Stinson	Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Anthony J. Park Anthony J. Park	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ William P. Foley, II William P. Foley, II	Director and Chairman of the Board	February 29, 2008

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	February 29, 2008

/s/ Willie D. Davis Willie D. Davis	Director	February 29, 2008

/s/ John F. Farrell, Jr. John F. Farrell, Jr.	Director	February 29, 2008

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	February 29, 2008

/s/ Philip G. Heasley Philip G. Heasley	Director	February 29, 2008

/s/ Daniel D. (Ron) Lane Daniel D. (Ron) Lane	Director	February 29, 2008

/s/ General William Lyon General William Lyon	Director	February 29, 2008

Signature	Title	Date

/s/ Richard N. Massey Richard N. Massey	Director	February 29, 2008

/s/ Peter O. Shea, Jr. Peter O. Shea, Jr.	Director	February 29, 2008

/s/ Cary H. Thompson Cary H. Thompson	Director	February 29, 2008

/s/ Frank P. Willey Frank P. Willey	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 28, 2008, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007, as contained in the Annual Report on Form 10-K for the year 2007. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes A and M to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note M to the Consolidated Financial Statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006. As discussed in Note I to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

/s/  KPMG LLP

February 28, 2008
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	60,003	183,594
Investment in unconsolidated affiliates	634,578	136,286
Accounts receivable from subsidiaries	612,202	540,305
Notes receivable, net	28,175	15,258
Income taxes receivable	67,244	25,960
Investment in subsidiaries	2,997,415	3,183,350
Property and equipment, net	11,349	2,069
Prepaid expenses and other assets	1,675	8,420
Other intangibles	5,936	6,373

	$4,418,577	$4,101,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$34,998	$37,820
Notes payable	1,025,014	489,730
Deferred income taxes	60,609	43,653
Income taxes payable	—	—

	1,120,621	571,203
Minority Interest	53,868	56,044
Stockholders’ Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2007 and 2006, respectively; issued 223,069,076 and 221,507,939 shares at December 31, 2007 and 2006, respectively	22	22
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	3,236,866	3,193,904
Retained earnings	213,103	345,516

	3,449,991	3,539,442
Accumulated other comprehensive loss	(16,630)	(63,046)
Less treasury stock, 10,032,449 shares and 94,781 shares at December 31, 2007 and December 31, 2006, at cost	(189,273)	(2,028)

	3,244,088	3,474,368

	$4,418,577	$4,101,615

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Other fees and revenue	$12,930	$388	$187
Gain on sale of minority interest in FIS	—	—	318,209
Interest and investment income	6,697	21,146	19,929

	19,627	21,534	338,325

Expenses:
Personnel expenses	20,830	47,538	7,250
Other operating expenses	12,788	27,778	8,620
Interest expense	38,050	41,089	38,157

	71,668	116,405	54,027

Earnings (loss) before income tax expense (benefit) and equity in earnings of Subsidiaries	(52,041)	(94,871)	284,298
Income tax expense (benefit)	(13,791)	(35,292)	112,093

Earnings (loss) before equity in earnings of subsidiaries	(38,250)	(59,579)	172,205
Equity in earnings of subsidiaries	167,987	651,910	862,344

Earnings before minority interest	129,737	592,331	1,034,549
Minority interest	(32)	154,570	70,443

Net earnings	$129,769	$437,761	$964,106

Basic earnings per share	$0.60	$2.40	$5.56

Weighted average shares outstanding, basic basis	216,583	182,031	173,463

Diluted earnings per share	$0.59	$2.39	$5.55

Weighted average shares outstanding, diluted basis	219,989	182,861	173,575

Retained earnings, beginning of year	$345,516	$103,665	$1,515,215
Dividends declared	(262,182)	(195,910)	(1,940,388)
Effect of FNT stock distribution	—	—	(435,268)
Net earnings	129,769	437,761	964,106

Retained earnings, end of year	$213,103	$345,516	$103,665

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash Flows From Operating Activities:
Net earnings	$129,769	$437,761	$964,106
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	1,630	1,167	1,242
Minority interest	(32)	154,570	70,443
Equity in earnings of subsidiaries	(167,987)	(651,910)	(862,344)
Gain on sale of minority interest in FIS	—	—	(318,209)
Gain on sales of investments and other assets	(1,691)	(4,850)	(5,720)
Stock-based compensation cost	29,866	64,984	34,108
Tax benefit associated with the exercise of stock options	(4,687)	(81,776)	34,844
Transaction fee income	(12,293)	—	—
Net (decrease) increase in income taxes	(32,527)	(92,144)	161,936
Net decrease in prepaid expenses and other assets	7,348	5,880	4,204
Net increase (decrease) in accounts payable and accrued liabilities	6,178	(463)	(23,002)

Net cash (used in) provided by operating activities	(44,426)	(166,781)	61,608

Cash Flows From Investing Activities:
Proceeds from sales of investments	372,767	919,653	820,522
Purchases of investments	(241,796)	(944,672)	(1,071,623)
Net proceeds (purchases) from short-term investing activities	—	320,553	(319,226)
Purchases of property and equipment	(10,597)	(914)	(33)
Collections (proceeds) of notes receivable	1,389	(340)	—
Net additions to investment in subsidiaries	(498,206)	(115,022)	(14,284)

Net cash (used in) provided by investing activities	(376,443)	179,258	(584,644)

Cash Flows From Financing Activities:
Borrowings	535,000	—	—
Debt service payments	—	(8,652)	(400,000)
Debt cost additions	(904)	(1,336)
Dividends paid	(262,182)	(195,910)	(1,940,389)
Purchases of treasury stock	(187,245)	—	(70,874)
Exercise of stock options	8,409	35,665	51,846
Tax benefit associated with the exercise of stock options	4,687	81,776	—
Net borrowings and dividends from subsidiaries	323,104	75,980	2,882,453

Net cash provided by (used in) financing activities	420,869	(12,477)	523,036

Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

B.  Notes Payable

Notes payable consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	$249,033	$248,849
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	240,981	240,881
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.36% (5.21% at December 31, 2007), unused portion $565 million at December 31, 2007	535,000	—

	$1,025,014	$489,730

C.  Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash paid during the year:
Interest	$37,700	$35,292	$163,604
Income taxes	(38,119)	185,678	364,400

D.  Cash Dividends Received

The Company has received cash dividends from subsidiaries and affiliates of $0.4 billion, $0.4 billion, and $2.8 billion in 2007, 2006 and 2005, respectively.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(Dollars in thousands)

Year ended December 31, 2007:
Reserve for claim losses	$1,220,636	$653,876	$—		$486,041	(1)	$1,388,471
Allowance on trade and notes receivables	12,674	3,997	624	(2)	4,204	(2)	13,091
Year ended December 31, 2006:
Reserve for claim losses	$1,113,506	$486,334	$(8,515)		$370,689	(1)	$1,220,636
Allowance on trade and notes receivables	34,037	15,972	(24,761	)(3)	12,574	(2)	12,674
Year ended December 31, 2005:
Reserve for claim losses	$1,000,474	$480,556	$1,000		$368,524	(1)	$1,113,506
Allowance on trade and notes receivables	35,909	12,319	458	(2)	14,649	(2)	34,037

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

(3)	Represents reserves transferred in the distribution of FIS, partially offset by reserves assumed in FIS acquisitions in the period from January 1 through October 23, 2006.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)
4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)
4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))
10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)
10.2	Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan, as amended, effective as of September 26, 2005 (incorporated by reference to Annex D to the Information Statement).(1)
10.3	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 filed on September 22, 2005).(1)
10.5	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.6	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.7	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.8	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.9	Employment Agreement between the Registrant and Anthony J. Park, effective as of December 22, 2006 (incorporated by reference to Exhibit 10.9 to the 2006 Annual Report).(1)
10.10	Employment Agreement between the Registrant and Brent B. Bickett, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.10 to the 2006 Annual Report).(1)
10.11	Employment Agreement between the Registrant and Peter T. Sadowski, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.11 to the 2006 Annual Report).(1)

Exhibit
Number	Description

10.12	Employment Agreement between the Registrant and William P. Foley, II, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.12 to the 2006 Annual Report).(1)
10.13	Employment Agreement between the Registrant and Alan L. Stinson, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.13 to the 2006 Annual Report).(1)
10.14	Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.14 to the 2006 Annual Report).(1)
10.15	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.16	Form of Option Agreement under the Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the 2006 Annual Report)
10.17	Form of Option Agreement under the Fidelity National Title Group, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the 2006 Annual Report)
21.1	Subsidiaries of the Registrant
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K