Form 10-Q
period 2008-03-31
Fidelity National Financial, Inc.
filed 2008-05-09
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     As of April 30, 2008,                      shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2008

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2008 includes $324,118 and $233,430, respectively, of pledged fixed maturities related to secured trust deposits and the securities lending program, at December 31, 2007 includes $335,270 and $264,202, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$2,603,552	$2,824,572
Equity securities, at fair value	76,145	93,272
Investments in unconsolidated affiliates	745,314	738,356
Other long-term investments	17,871	18,255
Short-term investments at March 31, 2008 and December 31, 2007 includes $158,028 and $178,568, respectively, of pledged short-term investments related to secured trust deposits	496,059	427,366

Total investments	3,938,941	4,101,821
Cash and cash equivalents, at March 31, 2008 includes $234,192 and $239,831, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2007 includes $193,484 and $271,807, respectively, of pledged cash related to secured trust deposits and the securities lending program	593,439	569,562
Trade and notes receivables, net of allowance of $13,160 and $13,091, respectively, at March 31, 2008 and December 31, 2007	233,364	227,849
Goodwill	1,338,571	1,339,705
Prepaid expenses and other assets	529,807	467,831
Capitalized software	91,106	93,413
Other intangible assets	113,534	122,383
Title plants	332,768	331,888
Property and equipment, net	250,579	266,156
Income taxes receivable	53,239	67,245

	$7,475,348	$7,587,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at March 31, 2008 and December 31, 2007, includes $239,831 and $271,807, respectively, of security loans related to the securities lending program	$727,383	$823,109
Accounts payable to Fidelity National Information Services, Inc.	7,935	13,890
Deferred revenue	109,048	114,705
Notes payable, at March 31, 2008 and December 31, 2007, includes $6,859 and $7,059, respectively, in notes payable to Fidelity National Information Services, Inc.	1,182,299	1,167,739
Reserve for claim losses	1,395,858	1,419,910
Secured trust deposits	702,265	689,935
Deferred tax liabilities	67,528	60,609

	4,192,316	4,289,897
Minority interests	51,958	53,868
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2008 and December 31, 2007; issued 223,934,103 as of March 31, 2008 and 223,069,076 as of December 31, 2007	22	22
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,246,671	3,236,866
Retained earnings	176,193	213,103

	3,422,886	3,449,991
Accumulated other comprehensive loss	(2,539)	(16,630)
Less treasury stock, 10,032,449 shares as of March 31, 2008 and December 31, 2007, respectively, at cost	(189,273)	(189,273)

	3,231,074	3,244,088

	$7,475,348	$7,587,853

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
	(Unaudited)
REVENUE:
Direct title insurance premiums	$304,779	$418,597
Agency title insurance premiums	423,436	542,146
Escrow, title-related and other fees	273,621	256,980
Specialty insurance	84,827	94,998
Interest and investment income	42,835	48,962
Realized gains and losses, net	8,477	6,382

Total revenue	1,137,975	1,368,065
EXPENSES:
Personnel costs	361,878	435,260
Other operating expenses	267,870	234,441
Agent commissions	328,009	420,157
Depreciation and amortization	36,895	29,354
Provision for claim losses	87,505	110,986
Interest expense	18,636	11,977

Total expenses	1,100,793	1,242,175

Earnings before equity in income of unconsolidated affiliates, income taxes and minority interest	37,182	125,890
Equity in income of unconsolidated affiliates	866	997

Earnings before income taxes and minority interest	38,048	126,887
Income tax expense	12,175	45,045

Earnings before minority interest	25,873	81,842
Minority interest	(1,372)	(1,557)

Net earnings	$27,245	$83,399

Basic net earnings per share	$0.13	$0.38

Weighted average shares outstanding, basic basis	211,110	219,014

Diluted net earnings per share	$0.13	$0.37

Weighted average shares outstanding, diluted basis	213,528	222,912

Cash dividends paid per share	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2008	2007
	(Unaudited)
Net earnings	$27,245	$83,399
Other comprehensive (loss) gain:
Unrealized gain (loss) on investments, net (1)	13,423	(5,617)
Foreign currency translation unrealized gain (loss) (2)	1,707	(14)
Reclassification adjustments for gains included in net earnings (3)	(1,039)	(3,018)

Other comprehensive gain (loss)	14,091	(8,649)

Comprehensive earnings	$41,336	$74,750

(1)	Net of income tax expense (benefit) of $7.4 million and $(3.1) million for the three month periods ended March 31, 2008 and 2007, respectively.

(2)	Net of income tax expense (benefit) of $0.9 and less than $(0.1) million for the three month periods ended March 31, 2008 and 2007, respectively.

(3)	Net of income tax expense of $0.6 million and $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2007	223,069	$22	$3,236,866	$213,103	$(16,630)	10,032	$(189,273)	$3,244,088

Exercise of stock options	260	—	2,025	—	—	—	—	2,025
Issuance of restricted stock	605	—	—	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	848	—	—	—	—	848
Other comprehensive income (loss)— unrealized gain on investments and other financial instruments	—	—	—	—	12,384	—	—	12,384
Other comprehensive income (loss)— unrealized gain on foreign currency	—	—	—	—	1,707	—	—	1,707
Stock based compensation	—	—	6,932	—	—	—	—	6,932
Cash dividends ($0.30 per share)	—	—	—	(64,155)	—	—	—	(64,155)

Net earnings	—	—	—	27,245	—	—	—	27,245

Balance, March 31, 2008	223,934	$22	$3,246,671	$176,193	$(2,539)	10,032	$(189,273)	$3,231,074

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net earnings	$27,245	$83,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,895	29,354
Minority interest	(1,372)	(1,557)
Equity in income of unconsolidated affiliates	(866)	(997)
Gain on sales of investments in other assets	(8,477)	(6,382)
Stock-based compensation cost	6,932	7,488
Tax benefit associated with the exercise of stock options	(848)	(784)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	3,316	10,105
Net decrease in trade receivables	1,811	1,882
Net increase in prepaid expenses and other assets	(54,130)	(19,243)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(77,408)	(81,065)
Net (decrease) increase in reserve for claim losses	(24,052)	16,860
Net change in income taxes	16,078	45,061

Net cash (used in) provided by operating activities	$(74,876)	$84,121

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$410,332	$1,323,148
Proceeds from maturities of investment securities available for sale	61,577	104,252
Proceeds from sale of assets	879	20
Collections of notes receivable	3,301	2,808
Cash received (expended) as collateral on loaned securities, net	534	(3,162)
Additions to title plants	(1,142)	(4,451)
Additions to property and equipment	(13,309)	(28,922)
Additions to capitalized software	(5,533)	(5,739)
Additions to notes receivable	(60)	—
Purchases of investment securities available for sale	(282,307)	(1,932,602)
Net (purchase of) proceeds from short-term investment securities	(68,694)	446,444
Acquisitions of businesses, net of cash acquired	(490)	(51,675)

Net cash provided by (used in) investing activities	$105,088	$(149,879)

Cash flows from financing activities:
Borrowings	$45,655	$11,121
Debt service payments	(31,166)	(164)
Dividends paid	(64,155)	(65,755)
Subsidiary dividends paid to minority interest shareholders	(250)	—
Exercise of stock options	2,025	2,138
Tax benefit associated with the exercise of stock options	848	784

Net cash used in financing activities	$(47,043)	$(51,876)

Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(16,831)	(117,634)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	376,078	447,986

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$359,247	$330,352

Supplemental cash flow information:
Income taxes paid	$2,748	$503

Interest paid	$26,373	$19,674

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the course of an internal review of its treatment of certain costs relating to insurance policies issued by its specialty insurance group, the Company determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. The Company recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating costs by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is reflected in the accompanying unaudited condensed consolidated financial statements and is not material to the Company’s financial position or results of operations for any other previously reported annual periods.
     Certain other reclassifications have been made in the 2007 Condensed Consolidated Financial Statements to conform to classifications used in 2008.
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is one of the nation’s largest title insurance companies through its title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 27.7% of all title insurance policies issued nationally during 2006. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     The Company recently announced that its Board of Directors has authorized management to investigate strategic alternatives for certain of its specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business.

Transactions with Related Parties
     The Company’s financial statements reflect transactions with Fidelity National Information Services, Inc. (“FIS”), which is a related party. A detail of related party items included in revenues and expenses is as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007
	(in millions)
Agency title premiums earned	$36.7	$36.6
Rental revenue	6.0	—
Title plant revenue	2.6	—
Interest revenue	—	0.2

Total revenue	45.3	36.8

Agency title commissions	32.6	32.2
Data processing costs	11.2	12.0
Corporate services allocated	(0.4)	(0.9)
Title insurance information expense	—	6.2
Other real-estate related information	3.5	3.3
Software development and services expense	12.9	12.1
Rental expense	(0.4)	(0.2)
License and cost sharing agreements	2.2	2.3
Interest expense	0.1	—

Total expenses	$61.7	$67.0

     An FIS subsidiary acts as a title agent in the issuance of title insurance policies by title insurance underwriters owned by the Company and in connection with certain trustee sales guarantees, a form of title insurance issued as part of the foreclosure process. As a result, the Company’s title insurance subsidiaries pay commissions on title insurance policies sold through FIS. These FIS operations generated revenues for the Company of $36.7 million and $36.6 million, respectively, for the three month periods ended March 31, 2008 and 2007, which the Company records as agency title premiums. The Company paid FIS commissions at the rate of approximately 89% of the premiums generated, equal to $32.6 million and $32.2 million, respectively, for the three month periods ended March 31, 2008 and 2007.
     On August 31, 2007, the Company completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company. For the three months ended March 31, 2008, the Company’s revenues include $2.6 million earned from FIS for access to Property Insight’s data.
     Prior to August 31, 2007, the title plant assets of several of FNF’s title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but FIS managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, FIS was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to FIS based on the Company’s use of, or access to, the title plant. The Company’s payments to FIS under these arrangements were $6.7 million for the three month period ended March 31, 2007. In addition, each applicable title insurance underwriter owned by the Company in turn received a royalty on sales of access to its title plant assets. The revenues from these title plant royalties were $0.5 million for the three month period ended March 31, 2007. The Company was also a party to agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated.

     FIS provides information technology infrastructure support, data center management and related IT support services to the Company. FNF’s expenses include amounts paid to FIS for these services of $11.2 million and $12.0 million, respectively, for the three month periods ended March 31, 2008 and 2007. In addition, the Company incurred software expenses relating to an agreement with a subsidiary of FIS that amounted to expenses of $12.9 million and $12.1 million, respectively, for the three month periods ended March 31, 2008 and 2007.
     Historically, the Company has provided corporate services to FIS. These corporate services include accounting, payroll, human resources, tax, legal, purchasing, risk management, mergers and acquisitions and general management. As a result of the provision of corporate services by the Company to FIS, FNF’s expenses were reduced by $0.4 million and $0.9 million, respectively, for the three month periods ended March 31, 2008 and 2007.
     FNF also does business with additional entities of FIS that provide real estate information to the Company’s operations, for which the Company recorded expenses of $3.5 million and $3.3 million, respectively, for the three month periods ended March 31, 2008 and 2007.
     FNF also has certain license and cost sharing agreements with FIS. FNF recorded expenses relating to these agreements of $2.2 million and $2.3 million, respectively, for the three month periods ended March 31, 2008 and 2007.
     FNF’s revenues in the first quarter of 2008 include $6.0 million for equipment leased to FIS. FNF’s expenses in both periods include expenses for a lease of office space and equipment to FNF from FIS for the Company’s corporate headquarters and business operations offset by leases of office space, furniture and equipment to FIS by the Company. The net effect of these leases offset our expenses for the three month periods ended March 31, 2008 and 2007 in the amounts of $0.4 million and $0.2 million, respectively.
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
     Amounts due to FIS were as follows:

	March 31,	December 31,
	2008	2007
	(In millions)
Note payable to FIS	$6.9	$7.1
Due to FIS	7.9	13.9
     Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million on this note for the three month period ended March 31, 2007. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the Company assumed $134.9 million in non-recourse notes payable, the $12.5 million note due to a subsidiary of FIS was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. The balance on this note at March 31, 2008 is $6.9 million and the company’s related interest expense was $0.1 million for the three month period ended March 31, 2008. Also, as of March 31, 2008, and December 31, 2007, the Company owed $7.9 million and $13.9 million, respectively, to FIS as a result of related party transactions.

     Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $1.6 million and amounts paid for capitalized title plant construction costs of $5.6 million for the three month period ended March 31, 2007. During the three month period ended March 31, 2008, the Company paid FIS $0.8 million for capitalized software development costs.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be expensed. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by prospectively applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008 and will apply to business combinations occurring after the effective date.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of January 1, 2008 for calendar year entities and the Company has adopted SFAS 159 as of that date with no material effects on the Company’s statements of operations or financial condition.

Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the three months ended March 31, 2008.
     Acquisition of Equity Interest in Ceridian
     On November 9, 2007, FNF and Thomas H. Lee Partners (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. The Company contributed approximately $526.8 million of the total $1.6 billion equity funding for the acquisition of Ceridian and also received $36 million in fees associated with the syndication of investors in the acquisition, of which $12.3 million was recorded as income and $23.7 million was recorded as a reduction in the investment balance. This resulted in an investment balance of $503.1 million and a 33% ownership interest in Ceridian, which the Company accounts for using the equity method of accounting for financial statement purposes. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.
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
     Equity Interest in Remy International, Inc. (“Remy”)
     The Company held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, the Company purchased the 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and simultaneously sold 1,000 of those shares on the same terms and conditions to William P. Foley, II, the Company’s chairman of the board, for $1,000 per share, or a total of $1.0 million. The Company now holds a 47% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of purchased Remy Series B preferred stock with a cost basis of $19.5 million, and accounts for this investment using the equity method. During 2007, as a result of the exchange of the Notes for the shares of common and preferred stock, the Company reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes. During the first quarter of 2008, an external valuation of Remy was completed which indicated a higher value for Remy than the Company had initially anticipated. As a result, a $5.3 million gain was recorded in the first quarter of 2008. Remy, headquartered in Anderson, Indiana, is a leading manufacturer, remanufacturer and distributor of Delco Remy brand heavy-duty systems and Remy brand starters and alternators, locomotive products and hybrid power technology.

Note C — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. The Company has granted certain options, warrants, and shares of restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share.
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2008	2007
	(In thousands, except
	per share amounts)
Basic and diluted earnings	$27,245	$83,399

Weighted average shares outstanding during the period, basic basis	211,110	219,014
Plus: Common equivalent shares assumed from conversion of options	2,418	3,898

Weighted average shares outstanding during the period, diluted basis	213,528	222,912

Basic earnings per share	$0.13	$0.38

Diluted earnings per share	$0.13	$0.37

     For the three months ended March 31, 2008 and 2007, options to purchase 6,701,041 shares and 4,322,799 shares, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because they were antidilutive.
Note D — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008. FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company has no financial instruments categorized under Level 3. In accordance with SFAS No. 157, the Company’s financial assets and liabilities that are recorded on the Condensed Consolidated Balance Sheets are categorized as Level 1 or 2 based on the inputs to the valuation techniques as follows:
Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that FNF has the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

     The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Total
Fixed maturities available for sale	$—	$2,603,552	$2,603,552
Equity securities	76,145	—	76,145

Total	$76,145	$2,603,552	$2,679,697

Note E — Investments
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2008 and December 31, 2007, the Company had security loans outstanding with fair values of $239.8 million and $271.8 million included in accounts payable and accrued liabilities, respectively and the Company held cash in the same amounts as collateral for the loaned securities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	$25,629	$(378)	$45,171	$(550)	$70,800	$(928)
Corporate securities	52,378	(5,751)	206,961	(13,852)	259,339	(19,603)
Equity securities	40,009	(8,812)	2,940	(2,437)	42,949	(11,249)

Total temporarily impaired securities	$118,016	$(14,941)	$255,072	$(16,839)	$373,088	$(31,780)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by interest rate increases. Since the decline in fair value of these investments is primarily attributable to changes in interest rates, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired. During the first quarter of 2008, the Company recorded an impairment charge in the amount of $1.5 million related to one of its equity securities that was deemed other than temporarily impaired.
     Gross realized gains on investments for the quarters ended March 31, 2008 and 2007 were $11.0 million and $14.5 million, respectively. Gross realized losses on investments for the quarters ended March 31, 2008 and 2007 were $2.5 million and $9.8 million, respectively.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of March 31, 2008 and December 31, 2007, consist of (in thousands):

	Ownership	2008	2007
Ceridian	33%	$497,978	$503,118
Sedgwick	40%	138,595	131,160
Remy	47%	84,103	79,957
Other	various	24,638	24,121

Total		$745,314	$738,356

     Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. The Company accounts for its equity in income of Ceridian on a three-month lag. Accordingly, FNF’s net earnings for the three month period ended March 31, 2008, include the Company’s equity in Ceridian’s earnings for the period from November 10, 2007 through December 31, 2007.

December 31, 2007
( in millions)
Total current assets	$974.5
Goodwill and other intangible assets, net	4,949.5
Other assets	4,042.8

Total assets	$9,966.8

Current liabilities	$645.3
Long-term obligations, less current portion	3,532.1
Other long-term liabilities	4302.0

Total liabilities	8,479.4
Equity	1,487.4

Total liabilities and equity	$9,966.8

Period from
November 10 through
December 31, 2007
( in millions)
Total revenues	$237.0
Loss before income taxes	(19.2)
Net loss	(12.4)
     During the first quarter of 2008, we recorded an aggregate of $0.9 million in equity in earnings of Ceridian, Sedgwick, and Remy. During the first quarter of 2007, we recorded an aggregate of $1.0 million in equity in earnings of Sedgwick.
Note F — Stock-Based Compensation Plans
     During the first quarter of 2008, the Company granted 600,000 shares of restricted stock with a weighted average grant date fair value of $17.07 per share. There were no grants of stock-based compensation awards during the first quarter of 2007.
     Net income for the quarters ended March 31, 2008 and 2007 reflects stock based compensation expense of $6.9 million and $7.5 million, respectively, which is included in personnel costs in the reported financial results.

Note G — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended March 31, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$728,215	$—	$—	$728,215
Other revenues	242,502	84,827	31,119	358,448

Revenues from external customers	970,717	84,827	31,119	1,086,663
Interest and investment income, including realized gains and (losses)	40,845	3,672	6,795	51,312

Total revenues	$1,011,562	$88,499	$37,914	$1,137,975

Depreciation and amortization	30,089	1,510	5,296	36,895
Interest expense	2,410	184	16,042	18,636
Earnings (loss) before income tax and minority interest	54,045	9,419	(25,416)	38,048
Income tax expense	17,294	2,761	(7,880)	12,175
Minority interest	80	—	(1,452)	(1,372)
Net earnings (loss)	$36,671	$6,658	$(16,084)	$27,245
Assets	5,656,446	433,343	1,385,559	7,475,348
Goodwill	1,247,004	23,842	67,725	1,338,571
     As of and for the three months ended March 31, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$960,743	$—	$—	$960,743
Other revenues	240,173	94,998	16,807	351,978

Revenues from external customers	1,200,916	94,998	16,807	1,312,721
Interest and investment income, including realized gains and (losses)	45,170	3,972	6,202	55,344

Total revenues	$1,246,086	$98,970	$23,009	$1,368,065

Depreciation and amortization	26,917	1,558	879	29,354
Interest expense	3,309	405	8,263	11,977
Earnings (loss) before income tax and minority interest	114,772	25,426	(13,311)	126,887
Income tax expense	40,743	9,569	(5,267)	45,045
Minority interest	(71)	—	(1,486)	(1,557)
Net earnings (loss)	$74,100	$15,857	$(6,558)	$83,399
Assets	5,668,441	484,897	862,238	7,015,576
Goodwill	1,107,329	23,842	70,661	1,201,832
     The activities of the reportable segments include the following:
     Fidelity National Title Group
     This segment consists of the operations of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.
     Specialty Insurance
     This segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile, and other personal lines insurance policies.

     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, Inc (“FNRES”), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy. In the first quarter of 2008, the Company recorded a $2.7 million impairment charge to an intangible asset in the corporate and other segment.
Note H — Dividends
     On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on June 30, 2008, to stockholders of record as of June 13, 2008.
Note I — Pension and Postretirement Benefits
     The following details the Company’s periodic (income) expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$—
Interest cost	2,252	2,219	234	272
Expected return on assets	(2,895)	(2,660)	—	—
Amortization of prior service cost	—	—	—	(13)
Amortization of actuarial loss	1,604	2,149	126	316

Total net periodic (income) expense	$961	$1,708	$360	$575

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2007 as disclosed in the Company’s Form 10-K filed on February 29, 2008.
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

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an ongoing basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	The Company intends to vigorously defend each of these matters. In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
     There are class actions pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates.
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
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now 56 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. The motion is fully briefed although oral argument has not been set.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers who now seek money damages. Ameriquest and Argent allege that the Fidelity Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the Fidelity Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On April 28, 2008, the California Insurance Commissioner announced that the CDI expects to soon release new revised regulations, which the Company understands will contain substantial changes to the existing regulations.
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
     In the course of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance group, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating costs by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is reflected in the unaudited condensed consolidated financial statements and is not material to the Company’s financial position or results of operations for any other previously reported annual periods.
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies. We recently announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions (“FNRES”), other smaller operations, and our share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy International (“Remy”).
     We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity to maintain our $1.20 per share annual dividend payments and to repurchase shares of our outstanding common stock.
Transactions with Related Parties
     Our financial statements reflect transactions with Fidelity National Information Services (“FIS”), which is a related party. Please see Note A of Notes to Condensed Consolidated Financial Statements.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Total revenue	$1,137,975	$1,368,065

Total expenses	$1,100,793	$1,242,175

Net earnings	$27,245	$83,399

     Revenue. The following table presents the components of our revenue:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Direct title insurance premiums	$304,779	$418,597
Agency title insurance premiums	423,436	542,146
Escrow, title-related and other fees	273,621	256,980
Specialty insurance	84,827	94,998
Interest and investment income	42,835	48,962
Realized gains and losses, net	8,477	6,382

Total revenue	$1,137,975	$1,368,065

Orders opened by direct title operations	562,200	652,400
Orders closed by direct title operations	307,800	390,400
     Total consolidated revenues for the first quarter of 2008 decreased $230.1 million to $1,138.0 million, consisting primarily of a decrease of $215.9 million in title related revenues, and a $10.2 million decrease in specialty insurance revenues.
     Consolidated title insurance premiums for the three-month periods were as follows:

	Three months ended March 31,
		% of		% of
	2008	Total	2007	Total
	(Dollars in thousands)
Title premiums from direct operations	$304,779	41.9%	$418,597	43.6%
Title premiums from agency operations	423,436	58.1	542,146	56.4

Total	$728,215	100.0%	$960,743	100.0%

     Title insurance premiums decreased 24.2% to $728.2 million in the first quarter of 2008 as compared with the first quarter of 2007. The decrease was made up of a $113.8 million or 27.2% decrease in direct premiums and a $118.7 million or 21.9% decrease in premiums from agency operations.
     Title premiums from direct operations decreased $113.8 million, or 27.2%, from $418.6 million in the first quarter of 2007 to $304.8 million in the first quarter of 2008 due to decreases in closed order volume and fee per file. Closed order volumes decreased to 307,800 in the first quarter of 2008 from 390,400 in the first quarter of 2007, reflecting a declining purchase market, partially offset by an increase in refinance transactions. In addition to earlier rate reduction actions, during the first quarter of 2008, the Federal Reserve Bank decreased the federal funds rate by a total of 200 basis points, resulting in increased refinance order volumes during the first quarter of 2008. While a majority of these opened orders were ultimately closed, this increased level of order volumes has not been sustained. The average fee per file in our direct operations was $1,447 in the first quarter of 2008 compared to $1,557 in the first quarter of 2007, reflecting the increased refinance activity and a slowing commercial market. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     The decrease in agency premiums is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums.
     Escrow, title-related and other fees increased $16.6 million, or 6.5%, to $273.6 million in the first quarter of 2008 compared to $257.0 million in the first quarter of 2007. Trends in escrow and title related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow and other title-related fees, which are more directly related to our direct operations, decreased 26.9%, generally consistent with the fluctuation in direct title insurance premiums and order counts. They were also impacted by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower. Other fees increased $39.6 million at Fidelity National Title Group due to recent acquisitions, including Property Insight, LLC, and ATM Holding, Inc., and to growth in foreclosure related operations. Other fees increased $14.3 million in the corporate and other segment, primarily due to a transaction relating to our timberland holdings and revenues relating to the purchase of certain leasing assets from FIS.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $42.8 million and $49.0 million in the first three months of 2008 and 2007, respectively.
     Net realized gains totaled $8.5 million in the first three months of 2008 and included an impairment loss of $1.5 million on an equity investment that was deemed to be other than temporarily impaired. Net realized gains in the first three months of 2007 totaled $6.4 million, made up of a number of gains and losses on various transactions, none of which were individually significant.
     Expenses. The following table presents the components of our expenses:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Personnel costs	$361,878	$435,260
Other operating expenses	267,870	234,441
Agent commissions	328,009	420,157
Depreciation and amortization	36,895	29,354
Provision for claim losses	87,505	110,986
Interest expense	18,636	11,977

Total expenses	$1,100,793	$1,242,175

     Our operating expenses consist primarily of personnel costs and other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $73.4 million to $361.9 million in the first three months of 2008 from $435.3 million for first three months of 2007. A decrease at Fidelity National Title Group was partially offset by small increases in the corporate and other and specialty insurance segments. Personnel costs as a percentage of total revenue were 31.8% for each of the periods presented.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $33.4 million to $267.9 million in the first quarter of 2008 from $234.4 million in the first quarter of 2007. In addition to increases of $12.1 million at the specialty insurance segment and $9.7 million at Fidelity National Title Group, there was an increase of $11.6 million in the corporate and other segment, primarily related to growth in operations not directly related to title insurance, including our timberland holdings.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Agent title premiums	$423,436	100.0%	$542,146	100.0%
Agent commissions	328,009	77.5	420,157	77.5

Net	$95,427	22.5%	$121,989	22.5%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained consistent in the first quarter of 2008 compared with the first quarter of 2007.
     Depreciation and amortization increased $7.5 million to $36.9 million in the first three months of 2008 compared to $29.4 million in the first three months of 2007. A $4.4 million increase in the corporate and other segment included a $2.7 million impairment charge to an intangible asset in the corporate and other segment and increases resulting from recent acquisitions. Depreciation and amortization expense at the Fidelity National Title Group segment increased $3.2 million, primarily due to increased depreciation and amortization related to recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $54.6 million in the first quarter of 2008 as compared to $72.1 million in the first quarter of 2007. Our claim loss provision as a percentage of total title premiums was 7.5% in each of the first quarters of 2008 and 2007. The claim loss provision for our specialty insurance businesses was $32.9 million and $38.9 million in the first quarter of 2008 and 2007, respectively, with the decrease resulting primarily from a lower volume of homeowners’ insurance business.
     Interest expense increased $6.6 million to $18.6 million in the first three months of 2008 from $12.0 million in the first three months of 2007, primarily due to an increase in average borrowings resulting from the investment in Ceridian during the fourth quarter of 2007, partially offset by a decrease in interest expense associated with the securities lending program.
     Income tax expense as a percentage of earnings before income taxes was 32.0% for the first quarter of 2008 and 35.5% for the first quarter of 2007. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in income tax expense as a percentage of earnings before income taxes was primarily due to an increase in the proportion of tax-exempt interest income to pre-tax earnings.
     Minority interest was $(1.4) million and $(1.6) million in the first three months of 2008 and 2007, respectively, and primarily consisted of losses attributable to the minority interest in FNRES for each period.
     Net earnings decreased $56.2 million in the first quarter of 2008 as compared to the first quarter of 2007.

     Fidelity National Title Group

	Three months ended
	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
REVENUE:
Total revenue	$1,011,562	$1,246,086
EXPENSES:
Personnel costs	334,321	410,573
Other operating expenses	208,075	198,408
Agent commissions	328,009	420,051
Depreciation and amortization	30,089	26,917
Provision for claim losses	54,613	72,056
Interest expense	2,410	3,309

Total expenses	957,517	1,131,314

Earnings before income taxes and minority interest	54,045	114,772
     Total revenues for the Fidelity National Title Group decreased $234.5 million, or 18.8%, to $1,011.6 million in the first quarter of 2008 from $1,246.1 million in the first quarter of 2007. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title related fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs totaled $334.3 million and $410.6 million for the first quarters of 2008 and 2007, respectively. Personnel costs have decreased in the first quarter of 2008 due to decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count decreased to 14,572 in the first quarter of 2008 from 17,047 in the first quarter of 2007. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 61.1% in the first quarter of 2008 and 62.3% for the first quarter of 2007.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses increased $9.7 million to $208.1 million in the first quarter of 2008 from $198.4 million in the first quarter of 2007. The increase was primarily attributable to growth and recent acquisitions at our Service Link, LP, subsidiary, including ATM Holdings, Inc. and a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses. These increases were partially offset by operating expense cuts in our core title operations as we continue to cut costs in response to the decrease in title insurance and other title-related activity.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the first quarter of 2008 compared with the first quarter of 2007. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization increased $3.2 million to $30.1 million in the first quarter of 2008 compared to $26.9 million in the first quarter of 2007, primarily due to increased amortization related to recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $54.6 million in the first quarter of 2008 compared to $72.1 million in the first quarter of 2007. Our claim loss provision as a percentage of total title premiums was 7.5% in each of the first quarters of 2008 and 2007.

     Interest expense was $2.4 million and $3.3 million in the first quarters of 2008 and 2007, respectively. The decrease of $0.9 million was primarily due to a decrease in interest expense related to the securities lending program.
     Specialty Insurance

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
REVENUE:
Total revenue	$88,499	$98,970

EXPENSES:
Personnel costs	11,340	11,599
Other operating expenses	33,154	21,052
Depreciation and amortization	1,510	1,558
Provision for claim losses	32,892	38,930
Interest expense	184	405

Total expenses	79,080	73,544

Earnings before income taxes and minority interest	9,419	25,426
     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues decreased $10.5 million to $88.5 million in the first quarter of 2008 from $99.0 million in the first quarter of 2007. Homeowners’ insurance revenues decreased $4.7 million, or 14.0%, as a result of tightened underwriting standards. Flood revenues declined $4.1 million, or 12.3%, as increases in rates and in the number of policies written were more than offset by a decrease in an annual bonus received from FEMA. Home warranty revenue decreased $2.0 million, or 10.7%, primarily due to the decrease in real estate transaction volumes.
     Personnel costs were $11.3 million and $11.6 million in the first three months of 2008 and 2007, respectively. As a percentage of revenues, personnel costs were 12.8% and 11.7% in the first quarters of 2008 and 2007, respectively.
     Other operating expenses in the specialty insurance segment were $33.2 million and $21.1 million in the first quarters of 2008 and 2007, respectively. Our expenses in the first quarter of 2007 benefited from the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment. In the course of this review, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. Excluding this adjustment, other operating expenses as a percentage of revenues were 37.5% and 33.6% in the first quarters of 2008 and 2007, respectively.
     The provision for claim losses was $32.9 million and $38.9 million in the first quarters of 2008 and 2007, respectively. The decrease of $6.0 million was primarily related to the homeowners’ insurance business.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated a pretax loss of $25.4 million in the first quarter of 2008, compared to a pretax loss of $13.3 million in the first quarter of 2007. Interest expense in this segment increased $7.8 million in the first quarter of 2008 compared to the same period in 2007, primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007. Additionally, in the first quarter of 2008, we recorded a $2.7 million impairment charge to an intangible asset in the corporate and other segment.

Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and the repurchase of shares of our common stock. We intend to pay an annual dividend of $1.20 per share on our common stock, payable quarterly, or an aggregate of approximately $256.7 million per year, although the declaration of any future dividends is at the discretion of our board of directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2007, $1.8 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2008, our first tier title subsidiaries can pay or make distributions to us of approximately $213.7 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     We recently announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity to maintain our $1.20 per share annual dividend payments and to repurchase shares of our outstanding common stock.
     Our cash flows used in operations for the first quarter of 2008 totaled $74.9 million compared to cash provided by operations of $84.1 million in the first quarter of 2007. Cash used in operations in the first quarter of 2008 included payments totaling $51.8 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of March 31, 2008, we had a receivable in the amount of $78.2 million in respect of these payments. We do not expect negative cash flows from operations going forward.
     Capital Expenditures. Total capital expenditures for property and equipment were $13.3 million and $28.9 million for the three months ended March 31, 2008 and 2007, respectively. Total capital expenditures for software were $5.5 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either

(i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of March 31, 2008, we had borrowed $535 million under the Credit Agreement, currently bearing interest at 3.22 percent.
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
     In connection with the purchase of certain leasing assets from FIS, we assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes, with a balance of $136.2 million at March 31, 2008, bear interest at various fixed rates and mature at various dates. In addition, we also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due August 2008. As of March 31, 2008, $6.0 million was unused. On September 30, 2007, also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter, is due October, 2012, and has a balance of $6.9 million at March 31, 2008.
     Our outstanding debt also includes $241.0 million aggregate principal amount of our 7.30% notes due 2011 and $249.1 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At March 31, 2008, we had security loans outstanding with a fair value of $239.8 million included in accounts payable and accrued liabilities and we held cash in the same amount as collateral for the loaned securities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Recently, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused home buyers to be more reluctant to buy homes and have suppressed refinance activity.

     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2007.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. There were no repurchases of our common stock under this program in the first quarter of 2008. We resumed purchasing shares under this program on a regular basis on April 28, 2008 and, from that date until May 7, 2008, we repurchased a total of 350,000 shares for $5.7 million, or an average of $16.40 per share. As of May 7, 2008, we have purchased a total of 10,025,000 shares since the inception of the program and we are authorized to purchase an additional 14,975,000 shares.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of March 31, 2008, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2008 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     For a description of our recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.
     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to the Company’s business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters. In our opinion, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.

     Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The following is an update of such proceedings:
     In February 2008, thirteen putative class actions were commenced against several of our title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now 56 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. The motion is fully briefed although oral argument has not been set.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers who now seek money damages. Ameriquest and Argent allege that the Fidelity Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the Fidelity Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. We, as well as others, have been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On April 28, 2008, the California Insurance Commissioner announced that the CDI expects to soon release new revised regulations, which we understand will contain substantial changes to the existing regulations.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2007.

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

FIDELITY NATIONAL FINANCIAL, INC. (registrant)
By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer
	(Principal Financial and Accounting Officer)	Date: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.