Form 10-Q
period 2008-06-30
Fidelity National Financial, Inc.
filed 2008-08-11
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     As of July 31, 2008, 211,457,680 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2008

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at June 30, 2008 includes $367,903 and $173,665, respectively, of pledged fixed maturities related to secured trust deposits and the securities lending program, at December 31, 2007 includes $335,270 and $264,202, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$2,517,347	$2,824,572
Equity securities, at fair value	38,174	93,272
Investments in unconsolidated affiliates	694,693	738,356
Other long-term investments	18,112	18,255
Short-term investments at June 30, 2008 and December 31, 2007 includes $63,935 and $178,568, respectively, of pledged short-term investments related to secured trust deposits	499,048	427,366

Total investments	3,767,374	4,101,821
Cash and cash equivalents, at June 30, 2008 includes $224,385 and $179,416, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2007 includes $193,484 and $271,807, respectively, of pledged cash related to secured trust deposits and the securities lending program	495,120	569,562
Trade and notes receivables, net of allowance of $14,072 and $13,091, respectively, at June 30, 2008 and December 31, 2007	238,787	227,849
Goodwill	1,338,274	1,339,705
Prepaid expenses and other assets	569,198	467,831
Capitalized software	91,395	93,413
Other intangible assets	107,221	122,383
Title plants	334,629	331,888
Property and equipment, net	247,804	266,156
Income taxes receivable	58,334	67,245

	$7,248,136	$7,587,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at June 30, 2008 and December 31, 2007, includes $179,416 and $271,807, respectively, of security loans related to the securities lending program	$679,738	$823,109
Accounts payable to Fidelity National Information Services, Inc.	5,223	13,890
Deferred revenue	113,277	114,705
Notes payable, at June 30, 2008 and December 31, 2007, includes $6,708 and $7,059, respectively, in notes payable to Fidelity National Information Services, Inc.	1,196,907	1,167,739
Reserve for claim losses	1,394,921	1,419,910
Secured trust deposits	643,916	689,935
Deferred tax liabilities	55,899	60,609

	4,089,881	4,289,897
Minority interests	48,594	53,868
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2008 and December 31, 2007; issued 224,328,557 as of June 30, 2008 and 223,069,076 as of December 31, 2007	22	22
Additional paid-in capital	3,259,590	3,236,866
Retained earnings	119,344	213,103

	3,378,956	3,449,991
Accumulated other comprehensive loss	(46,863)	(16,630)
Less treasury stock, 12,235,103 shares and 10,032,449 shares as of June 30, 2008 and December 31, 2007, respectively, at cost	(222,432)	(189,273)

	3,109,661	3,244,088

	$7,248,136	$7,587,853

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$321,040	$448,504	$625,819	$867,101
Agency title insurance premiums	423,915	597,862	847,351	1,140,008
Escrow, title related and other fees	292,838	299,476	566,459	556,456
Specialty insurance	94,161	99,731	178,988	194,729
Interest and investment income	30,053	45,528	72,073	93,305
Realized gains and losses, net	17,791	3,899	26,268	10,281

Total revenue	1,179,798	1,495,000	2,316,958	2,861,880
EXPENSES:
Personnel costs	366,254	452,752	728,132	888,012
Other operating expenses	319,856	296,221	587,726	530,662
Agent commissions	328,800	462,876	656,809	883,033
Depreciation and amortization	34,716	31,192	71,611	60,546
Provision for claim losses	100,427	113,083	187,932	224,069
Interest expense	16,218	12,435	34,854	24,412

Total expenses	1,166,271	1,368,559	2,267,064	2,610,734

Earnings before income taxes, equity in (losses) income of unconsolidated affiliates, and minority interest	13,527	126,441	49,894	251,146
Income tax expense	1,167	40,471	13,342	85,516

Earnings before equity in (losses) income of unconsolidated affiliates and minority interest	12,360	85,970	36,552	165,630
Equity in (losses) income of unconsolidated affiliates	(6,349)	(323)	(4,668)	1,859

Earnings before minority interest	6,011	85,647	31,884	167,489
Minority interest	(914)	812	(2,286)	(745)

Net earnings	$6,925	$84,835	$34,170	$168,234

Basic earnings per share	$0.03	$0.39	$0.16	$0.77

Weighted average shares outstanding, basic	210,814	218,707	210,962	218,860

Diluted earnings per share	$0.03	$0.38	$0.16	$0.75

Weighted average shares outstanding, diluted	213,107	222,968	213,318	222,940

Cash dividends paid per share	$0.30	$0.30	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net earnings	$6,925	$84,835	$34,170	$168,234
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(34,651)	62,440	(22,520)	56,823
Unrealized loss on investments in unconsolidated affiliates	(15,530)	—	(14,238)	—
Unrealized gain (loss) on foreign currency translation (2)	1,412	(145)	3,119	(159)
Reclassification adjustments for losses (gains) included in net earnings (3)	4,445	(2,433)	3,406	(5,451)

Other comprehensive (loss) earnings	(44,324)	59,862	(30,233)	51,213

Comprehensive (loss) earnings	$(37,399)	$144,697	$3,937	$219,447

(1)	Net of income tax (benefit) expense of $(19.1) million and $36.1 million for the three month periods ended June 30, 2008 and 2007, respectively, and $(11.7) million and $33.0 million for the six month periods ended June 30, 2008 and 2007, respectively.

(2)	Net of income tax expense (benefit) of $0.8 million and $(0.1) million for the three month periods ended June 30, 2008 and 2007, respectively, and $1.7 million and $(0.1) million for the six month periods ended June 30, 2008 and 2007, respectively.

(3)	Net of income tax (benefit) expense of $(2.4) million and $1.4 million for the three month periods ended June 30, 2008 and 2007, respectively, and $(1.8) million and $3.1 million for the six month periods ended June 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2007	223,069	$22	$3,236,866	$213,103	$(16,630)	10,032	$(189,273)	$3,244,088

Exercise of stock options	660	—	4,578	—	—	—	—	4,578
Tax benefit associated with the exercise of stock options	—	—	2,681	—	—	—	—	2,681
Other comprehensive income (loss)- unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(19,114)	—	—	(19,114)
Other comprehensive loss — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(14,238)	—	—	(14,238)
Other comprehensive income (loss)- unrealized gain on foreign currency	—	—	—	—	3,119	—	—	3,119
Stock based compensation, including issuance of restricted stock	600	—	15,465	—	—	—	—	15,465
Purchase of treasury stock	—	—	—	—	—	2,203	(33,159)	(33,159)
Cash dividends ($0.60 per share)	—	—	—	(127,929)	—	—	—	(127,929)
Net earnings	—	—	—	34,170	—	—	—	34,170

Balance, June 30, 2008	224,329	$22	$3,259,590	$119,344	$(46,863)	12,235	$(222,432)	$3,109,661

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net earnings	$34,170	$168,234
Reconciliation of net earnings to net cash from operating activities:
Depreciation and amortization	71,611	60,546
Minority interest	(2,286)	(745)
Equity in losses (income) of unconsolidated affiliates	4,668	(1,859)
Gain on sales of assets	(26,268)	(10,281)
Stock-based compensation cost	15,465	15,665
Tax benefit associated with the exercise of stock options	(2,681)	(5,378)
Change in assets and liabilities, net of effects from acquisitions:
Net (decrease) increase in reserve for claim losses	(24,989)	8,468
Net decrease in secured trust deposits	5,081	8,414
Net (increase) decrease in trade receivables	(3,462)	6,258
Net increase in prepaid expenses and other assets	(87,462)	(25,961)
Net decrease in accounts payable, accrued liabilities	(61,108)	(51,763)
Net increase in income taxes	15,223	56,251

Net cash (used in) provided by operating activities	(62,038)	227,849

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	560,100	3,053,922
Proceeds from maturities of investment securities available for sale	164,410	216,870
Proceeds from sale of assets	927	1,072
Cash (paid) received as collateral on loaned securities, net	(1,855)	426
Collections of notes receivable	3,536	3,845
Additions to title plants	(2,981)	(7,016)
Additions to property and equipment	(31,176)	(50,587)
Additions to capitalized software	(13,803)	(16,175)
Purchases of investment securities available for sale	(482,031)	(3,608,838)
Net (purchases of) proceeds from short-term investment activities	(165,775)	406,954
Issuance of notes receivable	(435)	(95)
Proceeds from sale of partial interest in Sedgwick CMS	53,872	—
Acquisitions of businesses, net of cash acquired	(1,082)	(51,675)

Net cash provided by (used in) investing activities	83,707	(51,297)

Cash flows from financing activities:
Borrowings	90,115	15,243
Debt service payments	(61,089)	(1,322)
Dividends paid	(127,929)	(132,010)
Subsidiary dividends paid to minority interest shareholders	(2,209)	—
Stock options exercised	4,578	6,737
Tax benefit associated with the exercise of stock options	2,681	5,378
Purchases of treasury stock	(33,159)	(35,159)

Net cash used in financing activities	(127,012)	(141,133)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(105,343)	35,419
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	376,078	447,986

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$270,735	$483,405

Supplemental cash flow information:
Income taxes paid	$3,879	$29,992

Interest paid	$34,829	$24,060

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
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is one of the nation’s largest title insurance companies through its title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 26.7% of all title insurance policies issued nationally during 2007. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     The Company recently announced that its Board of Directors has authorized management to investigate strategic alternatives for certain of its specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business.
Transactions with Related Parties
The Company has historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (“FIS”). A number of these business activities were agreements with entities which have been a part of FIS’s lender processing services segment. On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, referred to as Lender Processing Services, Inc. (“LPS”) As part of the spin-off of LPS, a number of these agreements have been amended and renegotiated to reflect the revised relationships between the Company and FIS and the new relationships between the Company and LPS. A summary of the agreements that were in effect with FIS and LPS through June 30, 2008 is as follows:
•	Agreements allowing FIS to provide title agency services. These agreements allow FIS to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves FIS providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by the Company. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-

year term thereafter). Under these agreements, FIS retains commissions which, in aggregate, are equal to approximately 89% of the total title premium from title policies that FIS places with the Company’s subsidiaries. FIS also performs similar functions in connection with trustee sale guarantees, a form of title insurance that the Company’s subsidiaries issue as part of the foreclosure process on a defaulted loan. These agreements primarily relate to FIS’s lender processing services segment and will be between FNF and LPS subsequent to the spin-off.
•	Agreement for IT, data processing services and software development services. This agreement governs the expenses paid by the Company to FIS for providing IT support services and software development, primarily infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), this agreement has an initial term of five years from February 2006 with an option to renew for one or two additional years. In connection with the spin-off, this agreement will be amended so that certain of the services, primarily those related to infrastructure support and data center management, will be provided by FIS on revised terms and conditions. In addition, in connection with the spin-off, the Company will enter into a new agreement with LPS for the provision of certain of the services that were previously provided under the existing agreement with FIS, primarily those related to software application development services and other IT-related services for the Company.
•	Agreements to provide administrative corporate support services to and from FIS. Since November 9, 2006, the Company has provided certain administrative corporate support services to FIS, and FIS has provided similar support services to the Company, relating to general management, statutory accounting, claims administration, corporate aviation and other administrative support services. The pricing of these services is at cost. In connection with the spin-off, the agreements will be amended in connection with services to be provided to or from FIS and LPS, respectively, and will remain on a cost basis.
•	Arrangements for other real estate, tax, and title support related services. Under these arrangements, the Company pays FIS for providing other real estate related services to the Company, which consist primarily of real estate and title related data services required by the Company’s title insurance operations and flood zone determination and reporting services used by the Company’s title insurers in connection with properties that may be located in special flood hazard areas. These arrangements primarily related to FIS’s lender processing services segment and will be between FNF and LPS subsequent to the spin-off.
•	Agreements for title plant access and title production services. Under these agreements, the Company’s title insurers provide FIS with title plant access for real property located in various states, including online database access, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, FIS pays monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, FIS pays for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written notice. The title production services agreement can be terminated by either party upon 30 days’ prior written notice. These agreements primarily related to FIS’s lender processing services segment and will be between FNF and LPS subsequent to the spin-off.
•	Real estate management, real estate lease and equipment lease agreements. Included in the Company’s revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS. In addition, the Company’s expenses include expenses for a lease of office space and equipment from FIS for the Company’s corporate headquarters and business operations as well as expenses for property management services by FIS for the Company’s corporate headquarters building. In connection with the spin-off and the transfer of certain real property from FIS to LPS, the Company will terminate its real estate lease with FIS and enter into a new lease with LPS on similar terms as the existing FIS lease. In addition, the Company will amend its sublease with FIS to take into account a reduction in the office space leased by FIS, and will enter into a new sublease with LPS for its sublease of office space in the Company’s headquarters’ building. The Company will also enter into a new property management agreement with LPS since LPS will replace FIS as the principal owner and manager of the Jacksonville headquarters campus.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from the Company related to various licensing and cost sharing agreements, as well as the payment of certain amounts by FIS to the Company in connection with the use of certain intellectual property, including software and business processes, and other assets of or services. The software licenses have various terms, but generally may be terminated on 90 days’ prior notice. The business processing license and services agreement has a 10-year term, but in connection with the spin-off, its term will be amended to expire on July 2, 2009. Most of these agreements primarily related to FIS’s lender processing services segment and will be between FNF and LPS subsequent to the spin-off.
     On August 31, 2007, the Company completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company. Prior to August 31, 2007, the title plant assets of several of FNF’s title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but Property Insight managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, Property Insight was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to Property Insight based on the Company’s use of, or access to, the title plant. In addition, each applicable title insurance underwriter owned by the Company in turn received a royalty on sales of access to its title plant assets. The Company is also a party to agreements with FIS that permit FIS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. These agreements primarily related to FIS’s lender processing services segment and will be between FNF and LPS subsequent to the spin-off.
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
		(in millions)
Agency title premiums earned	$38.7	$40.7	$75.5	$77.3
Rental revenue	6.3	—	12.3	—
Title plant revenue	2.1	—	4.7	—
Interest revenue	—	0 .2	—	0.4

Total revenue	47.1	40.9	92.5	77.7

Agency title commissions	34.3	36.1	66.8	68.3
Data processing costs	11.4	14.1	22.6	26.1
Corporate services allocated	(0.4)	(0.6)	(0.8)	(1.5)
Title insurance information expense	—	4.7	—	10.9
Other real-estate related information	3.6	4.0	7.1	7.3
Software development and services expense	14.3	12.9	27.2	25.0
Rental expense	—	(1.2)	(0.5)	(1.4)
License and cost sharing agreements	7.6	4.6	9.8	6.9
Interest expense	0.1	—	0.1	—

Total expenses	$70.9	$74.6	$132.3	$141.6

     The Company’s payments to FIS for management and maintenance of title plant assets by Property Insight were $5.2 million and $11.9 million for the three and six month periods ended June 30, 2007, respectively. The Company’s revenues from title plant royalties were $0.5 million and $1.0 million for the three and six month periods ended June 30, 2007, respectively.
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
     Amounts due to FIS were as follows:

	June 30,	December 31,
	2008	2007
	(In millions)
Note payable to FIS	$6.7	$7.1
Due to FIS	5.2	13.9
     Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million and $0.4 million on this note for the three and six month periods ended June 30, 2007, respectively. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the Company assumed $134.9 million in non-recourse notes payable, the $12.5 million note due to a subsidiary of FIS was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. The balance on this note at June 30, 2008 is $6.7 million and the company’s related interest expense was $0.1 million for each of the three and six month periods ended June 30, 2008. Also, as of June 30, 2008, and December 31, 2007, the Company owed $5.2 million and $13.9 million, respectively, to FIS as a result of related party transactions.
     Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. For the three and six month periods ended June 30, 2007, these amounts included capitalized software development costs of $2.2 million and $3.8 million, respectively, and amounts paid for capitalized title plant construction costs of $4.1 million and $9.7 million, respectively. During the six months ended June 30, 2008, the Company paid FIS $0.8 million for capitalized software development costs, none of which was paid in the three months ended June 30, 2008.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management has determined that the adoption of SFAS 162 will not materially affect the Company’s statements of financial condition or operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management is currently evaluating the impact of this statement on the Company’s statements of financial position and operations, but has determined that a reclassification of its minority interest liabilities will be required.
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
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the six months ended June 30, 2008.
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
     Property Insight, LLC
     On August 31, 2007, the Company completed the acquisition of Property Insight, a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that are owned by the Company. Additionally, Property Insight manages title plant construction activities for the Company.

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
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings, basic and diluted	$6,925	$84,835	$34,170	$168,234
Weighted average shares outstanding during the period, basic	210,814	218,707	210,962	218,860
Plus: Common stock equivalent shares assumed from conversion of options	2,293	4,261	2,356	4,080

Weighted average shares outstanding during the period, diluted	213,107	222,968	213,318	222,940

Basic earnings per share	$0.03	$0.39	$0.16	$0.77

Diluted earnings per share	$0.03	$0.38	$0.16	$0.75

     Options to purchase shares of the Company’s common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 7,367,725 shares and 2,034,742 shares for the three month periods ended June 30, 2008 and 2007, respectively, and 7,481,464 shares and 3,178,771 shares for the six month periods ended June 30, 2008 and 2007, respectively.

Note D — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008. FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined on a non-recurring basis only when there is an indication of potential impairment.
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company has no financial instruments categorized as Level 3. In accordance with SFAS No. 157, the Company’s financial assets and liabilities that are recorded on the Condensed Consolidated Balance Sheets are categorized as Level 1 or 2 based on the inputs to the valuation techniques as follows:
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
     The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Total
Fixed maturities available for sale	$—	$2,517,347	$2,517,347
Equity securities	38,174	—	38,174

Total	$38,174	$2,517,347	$2,555,521

Note E — Investments
     The Company lends fixed maturity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2008 and December 31, 2007, the Company had security loans outstanding with fair values of $173.7 million and $264.2 million, respectively, and held cash of $179.4 million and $271.8 million, respectively, as collateral related to these security loans which has been included in cash and in accounts payable and accrued liabilities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$1,654	$(21)	$8,776	$(185)	$10,430	$(206)
States and political subdivisions	107,154	(1,566)	240,513	(2,580)	347,667	(4,146)
Corporate securities	148,564	(6,152)	344,751	(13,678)	493,315	(19,830)
Equity securities	23,545	(10,388)	314	(844)	23,859	(11,232)

Total temporarily impaired securities	$280,917	$(18,127)	$594,354	$(17,287)	$875,271	$(35,414)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by interest rate increases and market changes that the Company considers to be temporary. Because the Company has the intent and ability to hold these securities, the Company does not consider these investments to be other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired. During the three months ended June 30, 2008, the Company recorded impairment charges totaling $7.6 million related to two of its fixed maturity securities and $2.0 million related to one of its equity securities that were deemed other than temporarily impaired. In addition to those charges, during the six months ended June 30, 2008, the Company recorded an impairment charge in the amount of $1.5 million related to one of its equity securities that was deemed other than temporarily impaired.
     Gross realized gains on investments were $30.0 million and $16.1 million for the three month periods ended June 30, 2008 and 2007, respectively, and $40.9 million and $30.6 million for the six month periods ended June 30, 2008 and 2007, respectively. Gross realized losses on investments were $12.0 million and $12.2 million for the three month periods ended June 30, 2008 and 2007, respectively, and $16.1 million and $22.0 million for the six month periods ended June 30, 2008 and 2007, respectively.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of June 30, 2008 and December 31, 2007, consist of (in thousands):

	Ownership	June 30, 2008	December 31, 2007
Ceridian	33%	$480,885	$503,118
Sedgwick	(a )	109,895	131,160
Remy	47%	78,496	79,958
Other	various	25,417	24,120

Total		$694,693	$738,356

(a)	As of June 30, 2008 and December 31, 2007, the Company’s ownership percentage in Sedgwick was 32% and 40%, respectively.
     On June 5, 2008, the Company sold 20% of its 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a pre-tax gain of $24.8 million. Subsequent to this sale, the Company owns 32% of Sedgwick.
     Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. The Company accounts for its equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three month period ended June 30, 2008 include the Company’s equity in Ceridian’s earnings for the three months ended March 31, 2008, and net earnings for the six month period ended June 30, 2008 includes the Company’s equity in Ceridian’s earnings for the period from November 10, 2007 through March 31, 2008.

March 31, 2008
(in millions)
Total current assets	$1,101.8
Goodwill and other intangible assets, net	4,902.0
Other assets	4,441.3

Total assets	$10,445.1

Current liabilities	$782.2
Long-term obligations, less current portion	3,527.0
Other long-term liabilities	4,661.8

Total liabilities	8,971.0
Equity	1,474.1

Total liabilities and equity	$10,445.1

		Period from
	Three Months Ended	November 10, 2007,
	March 31, 2008	through March 31, 2008
	( in millions)
Total revenues	$406.5	$643.5
Loss before income taxes	(29.2)	(48.4)
Net loss	(22.1)	(34.5)
     During the three month periods ended June 30, 2008 and 2007, the Company recorded an aggregate of $(6.3) million and $(0.3) million, respectively, in equity in losses of unconsolidated affiliates. During the six month periods ended June 30, 2008 and 2007, the Company recorded an aggregate of $(4.7) million and $1.9 million in equity in (losses) earnings of unconsolidated affiliates.
Note F — Stock-Based Compensation Plans
     During the first three months of 2008, the Company granted 600,000 shares of restricted stock with a weighted average grant date fair value of $17.07 per share. There were no grants of stock-based compensation awards during the three months ended June 30, 2008. During the six months ended June 30, 2007, the Company granted 10,000 shares of restricted stock with a weighted average grant date fair value of $25.13 per share.
     Net income reflects stock based compensation expense of $8.5 million and $8.2 million for the three month periods ended June 30, 2008 and 2007, respectively, and $15.5 million and $15.7 million for the six month periods ended June 30, 2008 and 2007, respectively, which is included in personnel costs in the reported financial results.

Note G — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended June 30, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$744,955	$—	$—	$744,955
Other revenues	268,118	94,161	24,720	386,999

Revenues from external customers	1,013,073	94,161	24,720	1,131,954
Interest and investment income, including realized gains and (losses)	23,983	2,973	20,888	47,844

Total revenues	$1,037,056	$97,134	$45,608	$1,179,798

Depreciation and amortization	30,058	1,508	3,150	34,716
Interest expense	1,345	155	14,718	16,218
Earnings (loss) before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	5,071	13,227	(4,771)	13,527
Income tax expense	284	4,685	(3,802)	1,167
Equity in income (losses) of unconsolidated affiliates	471	—	(6,820)	(6,349)
Minority interest	320	—	(1,234)	(914)
Net earnings (loss)	$4,938	$8,542	$(6,555)	$6,925
Assets	$5,461,838	$441,018	$1,345,280	$7,248,136
Goodwill	1,246,708	23,842	67,724	1,338,274
     As of and for the three months ended June 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$1,046,366	$—	$—	$1,046,366
Other revenues	274,395	99,731	25,081	399,207

Revenues from external customers	1,320,761	99,731	25,081	1,445,573
Interest and investment income, including realized gains and (losses)	41,532	4,074	3,821	49,427

Total revenues	$1,362,293	$103,805	$28,902	$1,495,000

Depreciation and amortization	28,172	1,512	1,508	31,192
Interest expense	3,723	449	8,263	12,435
Earnings (loss) before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	130,037	13,860	(17,456)	126,441
Income tax expense	42,362	5,340	(7,231)	40,471
Equity in income (losses) of unconsolidated affiliates	1,064	—	(1,387)	(323)
Minority interest	1,003	—	(191)	812
Net earnings (loss)	$87,736	$8,520	$(11,421)	$84,835
Assets	$5,991,572	$496,412	$877,936	$7,365,920
Goodwill	1,084,048	44,856	66,229	1,195,133

     As of and for the six months ended June 30, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$1,473,170	$—	$—	$1,473,170
Other revenues	510,620	178,988	55,839	745,447

Revenues from external customers	1,983,790	178,988	55,839	2,218,617
Interest and investment income, including realized gains and (losses)	63,864	6,645	27,832	98,341

Total revenues	$2,047,654	$185,633	$83,671	$2,316,958

Depreciation and amortization	60,147	3,018	8,446	71,611
Interest expense	3,755	339	30,760	34,854
Earnings (loss) before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	58,152	22,646	(30,904)	49,894
Income tax expense	17,578	7,446	(11,682)	13,342
Equity in income (losses) of unconsolidated affiliates	1,435	—	(6,103)	(4,668)
Minority interest	400	—	(2,686)	(2,286)
Net earnings (loss)	$41,609	$15,200	$(22,639)	$34,170
Assets	$5,461,838	$441,018	$1,345,280	$7,248,136
Goodwill	1,246,708	23,842	67,724	1,338,274
     As of and for the six months ended June 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$2,007,109	$—	$—	$2,007,109
Other revenues	514,568	194,729	41,888	751,185

Revenues from external customers	2,521,677	194,729	41,888	2,758,294
Interest and investment income, including realized gains and (losses)	86,067	8,046	9,473	103,586

Total revenues	$2,607,744	$202,775	$51,361	$2,861,880

Depreciation and amortization	55,089	3,070	2,387	60,546
Interest expense	7,032	854	16,526	24,412
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	244,174	39,286	(32,314)	251,146
Equity in income of unconsolidated affiliates	1,699	—	160	1,859
Income tax expense	83,105	14,909	(12,498)	85,516
Minority interest	932	—	(1,677)	(745)
Net earnings (loss)	$161,836	$24,377	$(17,979)	$168,234
Assets	$5,991,572	$496,412	$877,936	$7,365,920
Goodwill	1,084,048	44,856	66,229	1,195,133
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
     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions, LLC

(“FNRES”), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy. In the first six months of 2008, the Company recorded a $2.7 million impairment charge to an intangible asset in the corporate and other segment.
Note H — Dividends
     On July 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, payable on September 30, 2008, to stockholders of record as of September 16, 2008. On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on June 30, 2008, to stockholders of record as of June 13, 2008.
Note I — Pension and Postretirement Benefits
     The following details the Company’s periodic expense (income) for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$—
Interest cost	2,252	2,219	234	107
Expected return on assets	(2,895)	(2,660)	—	—
Amortization of prior service cost	—	—	—	2
Amortization of actuarial loss	1,604	2,149	126	(316)

Total net periodic expense (income)	$961	$1,708	$360	$(207)

	For the Six Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$—
Interest cost	4,504	4,438	468	379
Expected return on assets	(5,790)	(5,320)	—	—
Amortization of prior service cost	—	—	—	(11)
Amortization of actuarial loss	3,208	4,298	252	—

Total net periodic expense	$1,922	$3,416	$720	$368

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
     An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York, filed on June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), a Fidelity agent in Chicago, IL. The plaintiff alleges the Company wrongfully used its funds to pay monies owed by the Company to customers of Intercounty. The plaintiff demands compensatory damages (which the plaintiff alleges are believed to be in excess of $20 million), punitive damages and other relief. The Company moved to dismiss, but the motion was denied. The Company subsequently moved for summary judgment, and that motion has been fully briefed and submitted.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 63 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.

     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent allege that the Fidelity Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the Fidelity Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. The hearings on the revised regulations are scheduled for the week of August 11, 2008, in San Francisco.
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
Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are one of the nation’s largest title insurance companies through our title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title, and Alamo Title — which issued approximately 26.7% of all title insurance policies issued nationally during 2007. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS (“Sedgwick”) and a provider of information services in the human resources, retail and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies. We recently announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. However, there can be no assurance that any transaction will be completed.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of Fidelity National Real Estate Solutions (“FNRES”), other smaller operations, and our share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy International (“Remy”).
     We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. We anticipate maintaining our $0.30 quarterly cash dividend through 2008 and we will continue to analyze the benefits of the current dividend level as we plan for 2009. However, we do continually assess our capital allocation strategy and weigh the benefit of continuing to pay the dividend at its current level versus reducing debt, repurchasing our stock, or conserving cash.
Transactions with Related Parties
     Our financial statements reflect transactions with Fidelity National Information Services (“FIS”), which is a related party. Please see Note A of Notes to Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Total revenue	$1,179,798	$1,495,000	$2,316,958	$2,861,880

Total expenses	1,166,271	1,368,559	2,267,064	2,610,734

Net earnings	6,925	84,835	34,170	168,234

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$321,040	$448,504	$625,819	$867,101
Agency title insurance premiums	423,915	597,862	847,351	1,140,008
Escrow, title-related and other fees	292,838	299,476	566,459	556,456
Specialty insurance	94,161	99,731	178,988	194,729
Interest and investment income	30,053	45,528	72,073	93,305
Realized gains and losses, net	17,791	3,899	26,268	10,281

Total revenue	$1,179,798	$1,495,000	$2,316,958	$2,861,880

Orders opened by direct title operations	462,600	622,100	1,024,800	1,274,500
Orders closed by direct title operations	307,500	408,700	615,300	799,100
     Total consolidated revenues decreased $315.2 million to $1,179.8 million in the three months ended June 30, 2008, compared to the 2007 period, consisting of decreases of $325.2 million in title related revenues and $6.7 million in specialty insurance revenues, partially offset by an increase of $16.7 million in the corporate and other segment. Total consolidated revenues decreased $544.9 million to $2,317.0 million in the first six months of 2008 compared to the 2007 period, consisting of decreases of $560.1 million in title related revenues and $17.1 million in specialty insurance revenues, partially offset by an increase of $32.3 million in the corporate and other segment.
     Consolidated title insurance premiums for the three and six-month periods were as follows:

	Three months ended June 30,				Six months ended June 30,
	2008	%	2007	%	2008	%	2007	%
		(Dollars in thousands)			(Dollars in thousands)
Title premiums from direct operations	$321,040	43.1%	$448,504	42.9%	$625,819	42.5%	$867,101	43.2%
Title premiums from agency operations	423,915	56.9%	597,862	57.1%	847,351	57.5%	1,140,008	56.8%

Total	$744,955	100.0%	$1,046,366	100.0%	$1,473,170	100.0%	$2,007,109	100.0%

     Title insurance premiums decreased 28.8% to $745.0 million in the three months ended June 30, 2008, as compared to 2007. The decrease was made up of a $127.5 million, or 28.4%, decrease in direct premiums and a $173.9 million, or 29.1%, decrease in premiums from agency operations. Title insurance premiums decreased 26.6% to $1,473.2 million in the first six months of 2008 as compared to 2007. The decrease was made up of a $241.3 million, or 27.8%, decrease in direct premiums and a $292.7 million, or 25.7%, decrease in premiums from agency operations.
     Title premiums from direct operations decreased $127.5 million, or 28.4%, in the three months ended June 30, 2008, and $241.3 million, or 27.8%, in the first six months of 2008 compared to the corresponding 2007 periods. In each period, the decrease was due to decreases in closed order volume and fee per file. Closed order volumes decreased to 307,500 in the three months ended June 30, 2008, from 408,700 in the three months ended June 30, 2007, and to 615,300 in the first six months of 2008 from 799,100 in the first six months of 2007, in each case reflecting declines in the purchase and refinance markets. The mortgage market continues to lack liquidity. Average mortgage interest rates in the first six months of 2008 have remained consistent with rates in the first six months of 2007 but have shown a slight increase in the second quarter of 2008. During the first six months of 2008, the Federal Reserve Bank continued to decrease the federal funds rate by a total of 225 basis points. The federal funds rate is now 2% compared to 5.25% in August 2007. As a result of the 2008 reductions in the rate, refinance order volumes increased temporarily in the first quarter. However, while a majority of these opened orders were ultimately closed, the increased level of order volumes was not sustained. The average fee per file in our direct operations was $1,484 in the three months ended June 30, 2008 compared to $1,627 in the three months ended June 30, 2007, and $1,466 in the first six months of 2008 compared to $1,593 in the first six months of 2007, with the decreases reflecting a decline in home values and a slowing commercial market.
     The decrease in agency premiums is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums.
     Escrow, title-related and other fees decreased $6.6 million, or 2.2%, to $292.8 million in the second quarter of 2008 compared to $299.5 million in the second quarter of 2007 and increased $10.0 million to $566.5 million in the first six months of 2008 from $556.5 million in the first six months of 2007. Trends in escrow and title related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow fees, which are more directly related to our direct operations, decreased 26.4% and 26.6% in the three and six months periods ended June 30, 2008, respectively, compared to 2007. These decreases were generally consistent with the fluctuations in direct title insurance premiums and order counts. Other fees, excluding escrow fees, increased $33.7 million and $73.3 million at Fidelity National Title Group in the three and six months ended June 30, 2008, respectively, compared to 2007. These increases were primarily due to recent acquisitions, including Property Insight, LLC, and ATM Holding, Inc., and to growth in foreclosure related operations. Other fees decreased $0.4 million, or 1.4%, in the corporate and other segment in the three months ended June 30, 2008, compared to 2007. Other fees increased $14.0 million in the corporate and other segment in the first six months of 2008 compared to 2007, primarily due to a transaction relating to our timberland holdings and revenues relating to the purchase of certain leasing assets from FIS.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $30.1 million and $45.5 million in the three month periods ended June 30, 2008 and 2007, respectively, and $72.1 million and $93.3 million in the first six months of 2008 and 2007, respectively, with the 2008 decreases due to decreases in cash and invested assets and decreases in short-term interest rates.
     Net realized gains totaled $17.8 million in the three months ended June 30, 2008, and included a gain of $24.8 million on the sale of 20% of our interest in Sedgwick, $2.6 million in additional net realized gains, and impairment losses totaling $9.6 million on fixed maturity and equity investments that were deemed to be other than temporarily impaired. Net realized gains were $26.3 million in the first six months of 2008 and, in addition to the second quarter 2008 activity noted above, included an impairment loss of $1.5 million on an equity investment that was deemed to be other than temporarily impaired. Net realized gains were $3.9 million and $10.3 million in the three and six month periods ended June 30, 2007, each made up of a number of gains and losses on various transactions, none of which were individually significant.

     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$366,254	$452,752	$728,132	$888,012
Other operating expenses	319,856	296,221	587,726	530,662
Agent commissions	328,800	462,876	656,809	883,033
Depreciation and amortization	34,716	31,192	71,611	60,546
Provision for claim losses	100,427	113,083	187,932	224,069
Interest expense	16,218	12,435	34,854	24,412

Total expenses	$1,166,271	$1,368,559	$2,267,064	$2,610,734

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $86.5 million, or 19.1%, in the three months ended June 30, 2008, compared to 2007, with the decrease in all three business segments. Personnel costs decreased $159.9 million, or 18.0%, in the first six months of 2008 compared to 2007, with decreases at Fidelity National Title Group and the specialty insurance segment partially offset by a small increase in the corporate and other segment. Personnel costs as a percentage of total revenue were 31.0% and 30.3% for the three month periods ended June 30, 2008 and 2007, respectively, and 31.4% and 31.0% for the first six months of 2008 and 2007, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $23.6 million to $319.9 million in the three months ended June 30, 2008, from $296.2 million in the three months ended June 30, 2007, reflecting an increase at Fidelity National Title Group, partially offset by decreases in the specialty insurance and corporate and other segments. Other operating expenses increased $57.1 million to $587.7 million in the first six months of 2008 from $530.7 million in the first six months of 2007, reflecting increases in all three business segments. Increases at Fidelity National Title Group and the specialty insurance segment are discussed below at the segment level. The increase of $8.5 million in the corporate and other segment was primarily related to growth in operations not directly related to title insurance, including our timberland holdings.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2008	%	2007	%	2008	%	2007	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$423,915	100.0%	$597,862	100.0%	$847,351	100.0%	$1,140,008	100.0%
Agent commissions	328,800	77.6%	462,876	77.4%	656,809	77.5%	883,033	77.5%

Net	$95,115	22.4%	$134,986	22.6%	$190,542	22.5%	$256,975	22.5%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained relatively consistent in the three and six month periods ended June 30, 2008, compared with the three and six month periods ended June 30, 2007.
     Depreciation and amortization increased $3.5 million to $34.7 million in the three months ended June 30, 2008, compared to $31.2 million in the three months ended June 30, 2007, and included an increase of $1.9 million at Fidelity National Title Group and a $1.6 million increase in the corporate and other segment that was primarily due to a recent acquisition. Depreciation and amortization increased $11.1 million to $71.6 million in the first six months of 2008 compared to $60.5 million in the first six months of 2007, and included an increase of $5.1 million at Fidelity National Title Group and a $6.1 million increase in the corporate and other segment that was due to a $2.7 million impairment charge to an intangible asset in the corporate and other segment and increases resulting from recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and homeowner’s claims relating to our specialty insurance segment. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $70.6 million in the three months ended June 30, 2008 as compared to $78.5 million in the three months ended June 30, 2007, and $125.2 million in the first six months of 2008 as compared to $150.5 million in the first six months of 2007. During the three months ended June 30, 2008, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums retroactive to January 1, 2008. As a result, our claim loss provision as a percentage of total title premiums was 9.5% and 8.5% in the three and six month periods ended June 30, 2008 as compared to 7.5% in each of the 2007 periods. The claim loss provision for our specialty insurance businesses was $29.8 million and $34.6 million in the three months ended June 30, 2008 and 2007, respectively, and $62.7 million and $73.5 million in the first six months of 2008 and 2007, respectively, with the decreases resulting primarily from lower volumes of homeowners’ insurance business as we have undergone efforts to tighten our underwriting standards and eliminate unprofitable agents and territories.
     Interest expense increased $3.8 million to $16.2 million in the three months ended June 30, 2008, from $12.4 million in the three months ended June 30, 2007, and increased $10.4 million from $24.4 million in the first six months of 2007 to $34.9 million in the first six months of 2008. In each period, the increase was due to an increase in average borrowings resulting from the investment in Ceridian during the fourth quarter of 2007, partially offset by decreases in interest expense associated with the securities lending program and a decrease in interest rates.
     Income tax expense as a percentage of earnings before income taxes was 8.6% and 32.0% for the second quarter of 2008 and 2007, respectively, and 26.7% and 34.1% for the first six months of 2008 and 2007, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in income tax expense as a percentage of earnings before income taxes was primarily due to an increase in the proportion of tax-exempt interest income to pre-tax earnings and a decrease in non-deductible expenses.
     Minority interest was $(0.9) million and $0.8 million in the three months ended June 30, 2008 and 2007, respectively, and $(2.3) million and $(0.7) million in the first six months of 2008 and 2007, respectively. Minority interest primarily consisted of losses attributable to the minority interest in FNRES for each period.
     Net earnings decreased $77.9 million and $134.1 million in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.

     Fidelity National Title Group

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
REVENUE:
Direct title insurance premiums	$321,040	$448,504	$625,819	$867,101
Agency title insurance premiums	423,915	597,862	847,351	1,140,008
Escrow, title related and other fees	268,118	274,395	510,620	514,568
Interest and investment income	26,397	41,395	63,825	82,769
Realized gains and losses, net	(2,414)	137	39	3,298

Total revenue	1,037,056	1,362,293	2,047,654	2,607,744
EXPENSES:
Personnel costs	340,521	425,707	674,842	836,280
Other operating expenses	260,656	233,324	468,731	431,732
Agent commissions	328,800	462,852	656,809	882,903
Depreciation and amortization	30,058	28,172	60,147	55,089
Provision for claim losses	70,605	78,478	125,218	150,534
Interest expense	1,345	3,723	3,755	7,032

Total expenses	1,031,985	1,232,256	1,989,502	2,363,570

Earnings before income taxes, equity in earnings of unconsolidated affiliates, and minority interest	$5,071	$130,037	$58,152	$244,174

     Total revenues for the Fidelity National Title Group decreased $325.2 million, or 23.9%, to $1,037.1 million in the three months ended June 30, 2008, from $1,362.3 million in the three months ended June 30, 2007. Total revenues for the Fidelity National Title Group decreased $560.1 million, or 21.5%, to $2,047.7 million in the first six months of 2008 from $2,607.7 million in the first six months of 2007. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs decreased $85.2 million, or 20.0%, to $340.5 million in the three months ended June 30, 2008, from $425.7 million in the three months ended June 30, 2007 and decreased $161.4 million, or 19.3%, to $674.8 million in the first six months of 2008 from $836.3 million in the first six months of 2007. Personnel costs decreased in the three and six month periods of 2008 due to decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count decreased to 8,996 and 9,002 in the three and six month periods ended June 30, 2008, respectively, from 12,001 and 12,115 in the three and six month periods ended June 30, 2007, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees decreased to 57.8% in the three months ended June 30, 2008 from 58.9% in the three months ended June 30, 2007, and to 59.4% in the six months ended June 30, 2008, from 60.5% in the six months ended June 30, 2007.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses increased $27.3 million to $260.7 million in the three months ended June 30, 2008, from $233.3 million in the three months ended June 30, 2007, and increased $37.0 million to $468.7 million in the first six months of 2008 from $431.7 million in the first six months of 2007. These increases included a $9.7 million abandoned lease charge in the second quarter of 2008 resulting from the acceleration of the present value of remaining lease obligations and the write-off of leasehold improvements related to offices that were closed during the three months ended June 30, 2008. The increases also reflected growth and recent acquisitions at our Service Link, LP, subsidiary, including ATM Holdings, Inc. and a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses. These increases were partially offset by operating expense cuts in our core title operations as we continue to cut costs in response to the decrease in title insurance and other title-related activity.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the three and six month periods ended June 30, 2008, compared with the three and six month periods ended June 30, 2007. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization increased $1.9 million to $30.1 million in the three months ended June 30, 2008, compared to $28.2 million in the three months ended June 30, 2007, and increased $5.1 million to $60.1 million in the first six months of 2008 from $55.1 million in the first six months of 2007, in each case primarily due to increased amortization related to recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. During the three months ended June 30, 2008, in response to adverse development in prior policy years and trends in current year claims, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums retroactive to January 1, 2008. As a result, our claim loss provision as a percentage of total title premiums was 9.5% and 8.5% in the three and six month periods ended June 30, 2008, respectively, as compared to 7.5% in each of the 2007 periods.
     Interest expense was $1.3 million and $3.7 million in the three month periods ended June 30, 2008 and 2007, respectively, and $3.8 million and $7.0 million in the first six months of 2008 and 2007, respectively. The decreases of $2.4 million and $3.2 million for the three and six month periods, respectively, were primarily due to decreases in interest expense related to the securities lending program.
     Specialty Insurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$97,134	$103,805	$185,633	$202,775

Personnel costs	11,347	11,814	22,687	23,413
Other operating expenses	41,075	41,565	74,229	62,617
Depreciation and amortization	1,508	1,512	3,018	3,070
Provision for claim losses	29,822	34,605	62,714	73,535
Interest expense	155	449	339	854

Total expenses	83,907	89,945	162,987	163,489

Earnings before income taxes and minority interest	$13,227	$13,860	$22,646	$39,286

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, the U.S. federal flood insurance program, and receive fees for assistance in settling claims. Specialty insurance revenues decreased $6.7 million to $97.1 million in the three months ended June 30, 2008, from $103.8 million in the three months ended June 30, 2007, and decreased $17.1 million to $185.6 million in the first six months of 2008 from $202.8 million in the first six months of 2007. Homeowners’ insurance revenues decreased $5.1 million, or 15.5%, and $9.8 million, or 14.8%, in the three and six months ended June 30, 2008, respectively, compared to 2007, primarily as a result of a decrease in the volume as we have undergone efforts to tighten our underwriting standards and eliminate unprofitable agents and territories. Flood revenues increased $2.0 million, or 5.3% in the three months ended June 30, 2008, compared to 2007, primarily due to organic growth and rate increases. Flood revenues decreased $2.1 million, or 2.9%, in the first six months of 2008 compared to 2007 as increases in rates and in the number of policies written were more than offset by a decrease in the annual bonus received from FEMA. Home warranty revenues decreased $1.9 million and $3.9 million in the three and six month periods ended June 30, 2008, respectively, compared to 2007, a 10.7% decrease in each period, primarily due to the decrease in real estate transaction volumes.

     Personnel costs were $11.3 million and $11.8 million in the three month periods ended June 30, 2008 and 2007, respectively, and $22.7 million and $23.4 million in the first six months of 2008 and 2007, respectively. As a percentage of revenues, personnel costs were 11.7% and 11.4% in the three month periods ended June 30, 2008 and 2007, respectively, and 12.2% and 11.5% in the first six months of 2008 and 2007, respectively.
     Other operating expenses in the specialty insurance segment were $41.1 million and $41.6 million in the three months ended June 30, 2008 and 2007, respectively, and $74.2 million and $62.6 million in the first six months of 2008 and 2007, respectively. Our expenses in the first six months of 2007 benefited from the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment. In the course of this review, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. Excluding this adjustment, other operating expenses as a percentage of revenues were 42.3% and 40.0% in the three month periods ended June 30, 2008 and 2007, respectively, and 40.0% and 36.9% in the first six months of 2008 and 2007, respectively.
     The provision for claim losses was $29.8 million and $34.6 million in the three months ended June 30, 2008 and 2007, respectively, and $62.7 million and $73.5 million in the first six months of 2008 and 2007, respectively. The decreases were primarily related to lower volumes in the homeowners’ insurance business resulting from tighter underwriting standards.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated pretax losses of $4.8 million and $17.5 million in the three month periods ended June 30, 2008 and 2007, respectively, and $30.9 and $32.3 million in the first six months of 2008 and 2007, respectively. In the second quarter of 2008, we sold 20% of our 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. Interest expense in this segment increased $6.5 million and $14.2 million in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007. Additionally, in the first quarter of 2008, we recorded a $2.7 million impairment charge to an intangible asset in the corporate and other segment.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and the repurchase of shares of our common stock. We anticipate maintaining our annual dividend of $1.20 per share on our common stock through December 31, 2008, payable quarterly, or an aggregate of approximately $256.7 million per year, although the declaration of any future dividends is at the discretion of our board of directors. We do, however, continually assess our capital allocation strategy and weigh the benefits of continuing to pay the dividend at its current level versus reducing debt, repurchasing our stock, or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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

     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2007, $1.8 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During the remainder of 2008, our first tier title subsidiaries can pay or make distributions to us of approximately $180.7 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     We recently announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including the payment of dividends as declared by the board of directors and potentially reducing debt, repurchasing shares of our stock, and/or conserving cash.
     Our cash flows used in operations for the first six months of 2008 totaled $62.0 million compared to cash provided by operations of $227.8 million in the first six months of 2007. Cash used in operations in the first six months of 2008 included payments totaling $52.9 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of June 30, 2008, we had a receivable in the amount of $79.4 million in respect of these payments. We do not expect negative cash flows from operations going forward.
     Capital Expenditures. Total capital expenditures for property and equipment were $31.2 million and $50.6 million for the first six months of 2008 and 2007, respectively, and include $13.1 million and $21.8 million, respectively, in each period for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $13.8 million and $16.2 million for the first six months of 2008 and 2007, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of June 30, 2008, we had borrowed $535 million under the Credit Agreement, currently bearing interest at 2.82 percent.
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
     In connection with the purchase of certain leasing assets from FIS, we assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes, with a balance of $152.9 million at June 30, 2008, bear interest at various fixed rates and mature at various dates. In addition, we also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due August 2008. As of June 30, 2008, $8.0 million was unused. On September 30, 2007, also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter, is due October, 2012, and has a balance of $6.7 million at June 30, 2008.
     Our outstanding debt also includes $241.0 million aggregate principal amount of our 7.30% notes due 2011 and $249.1 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At June 30, 2008 and December 31, 2007, we had security loans outstanding with fair values of $173.7 million and $264.2 million, respectively, and held cash of $179.4 million and $271.8 million, respectively, as collateral related to these security loans which has been included in cash and in accounts payable and accrued liabilities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Recently, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of subprime mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity.
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2007.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. There were no repurchases of our common stock under this program in the first quarter of 2008. In the second quarter of 2008, we repurchased a total of 2,201,870 shares of our common stock for $33.1 million, or an average of $15.05 per share. From July 1, 2008 through August 7, 2008, we have repurchased an additional 669,300 shares for $8.9 million, or an average of $13.33 per share. As of August 7, 2008, we have repurchased a total of 12,546,170 shares since the inception of the program and we are authorized to purchase an additional 12,453,830 shares.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of June 30, 2008, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2008 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     For a description of our recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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
     Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The following is an update of such proceedings:
     In connection with a complaint filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York), the Company moved to dismiss, but the motion was denied. The Company subsequently moved for summary judgment, and that motion has been fully briefed and submitted.
     In February 2008, thirteen putative class actions were commenced against several of our title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity

Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 63 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. We, as well as others, have been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. The hearings on the revised regulations are scheduled for the week of August 11, 2008, in San Francisco.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2008:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
4/1/08—4/30/08	100,000	$16.29	100,000	15,225,000
5/1/08—5/31/08	607,270	16.70	607,270	14,617,730
6/1/08—6/30/08	1,494,600	14.30	1,494,600	13,123,130

Total	2,201,870	$15.05	2,201,870	13,123,130

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on May 29, 2008. Stockholders of record as of March 31, 2008 were entitled to vote at the annual meeting. At the close of business on the record date, there were 213,901,531 shares of our common stock outstanding and entitled to vote at the meeting. There were 187,791,730 shares represented at the annual meeting of stockholders.
     At the annual meeting, four Class III directors were elected, the appointment of KPMG LLP as our independent registered public accounting firm for 2008 was ratified and the Amended and Restated 2005 Omnibus Incentive Plan was approved.
     Nominees for Class III directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
William P. Foley, II	177,003,655	10,788,074
Douglas K. Ammerman	177,375,516	10,416,214
Thomas M. Hagerty	174,129,587	13,662,143
Peter O. Shea, Jr.	176,316,497	11,475,232
     Directors, whose term of office as a director continued after the meeting, are as follows: John F. Farrell, Jr., Frank P. Willey, Willie D. Davis, Philip G. Heasley, Daniel D. (Ron) Lane, General William Lyon, Richard N. Massey, and Cary H. Thompson.
     The proposal to approve the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2008 received the following votes:

Votes
Shares Voted “For”	176,425,397
Shares Voted “Against”	1,718,722
Shares Voted “Abstain”	9,647,610
     The proposal to approve the Amended and Restated 2005 Omnibus Incentive Plan received the following votes:

Votes
Shares Voted “For”	120,016,087
Shares Voted “Against”	29,735,062
Shares Voted “Abstain”	11,093,079

Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	/s/ Anthony J. Park
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