Form 10-Q
period 2008-09-30
Fidelity National Financial, Inc.
filed 2008-11-10
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008
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
YES ☐     NO ☑
     As of October 31, 2008, there were 211,808,041 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2008
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at September 30, 2008 includes $322,185 and $192,629, respectively, of pledged fixed maturities related to secured trust deposits and the securities lending program, at December 31, 2007 includes $335,270 and $264,202, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$2,329,633	$2,824,572
Equity securities available for sale, at fair value	34,084	93,272
Investments in unconsolidated affiliates	686,100	738,356
Other long-term investments	18,257	18,255
Short-term investments at September 30, 2008 and December 31, 2007 includes $76,759 and $178,568, respectively, of pledged short-term investments related to secured trust deposits	648,545	427,366

Total investments	3,716,619	4,101,821
Cash and cash equivalents, at September 30, 2008 includes $200,343 and $199,912, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2007 includes $193,484 and $271,807, respectively, of pledged cash related to secured trust deposits and the securities lending program	479,656	569,562
Trade and notes receivables, net of allowance of $15,197 and $13,091, respectively, at September 30, 2008 and December 31, 2007	218,291	227,849
Goodwill	1,351,106	1,339,705
Prepaid expenses and other assets	579,520	467,831
Capitalized software	83,181	93,413
Other intangible assets	98,111	122,383
Title plants	342,599	331,888
Property and equipment, net	260,184	266,156
Income taxes receivable	184,597	67,245

	$7,313,864	$7,587,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at September 30, 2008 and December 31, 2007, includes $199,912 and $271,807, respectively, of security loans related to the securities lending program	$693,348	$823,109
Accounts payable to related parties	7,154	13,890
Deferred revenue	120,182	114,705
Notes payable, at September 30, 2008 and December 31, 2007, includes $6,459 and $7,059, respectively, in notes payable to Fidelity National Information Services, Inc.	1,356,023	1,167,739
Reserve for claim losses	1,634,557	1,419,910
Secured trust deposits	589,476	689,935
Deferred tax liabilities	46,822	60,609

	4,447,562	4,289,897
Minority interests	45,554	53,868
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2008 and December 31, 2007; issued 224,344,673 as of September 30, 2008 and 223,069,076 as of December 31, 2007	22	22
Additional paid-in capital	3,268,420	3,236,866
(Accumulated deficit) retained earnings	(142,303)	213,103

	3,126,139	3,449,991
Accumulated other comprehensive loss	(70,120)	(16,630)
Less treasury stock, 13,198,703 shares and 10,032,449 shares as of September 30, 2008 and December 31, 2007, respectively, at cost	(235,271)	(189,273)

	2,820,748	3,244,088

	$7,313,864	$7,587,853

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$286,551	$391,065	$912,370	$1,258,166
Agency title insurance premiums	323,769	537,598	1,171,120	1,677,606
Escrow, title related and other fees	290,613	280,024	857,072	836,480
Specialty insurance	99,902	102,844	278,890	297,573
Interest and investment income	30,878	47,709	102,951	141,014
Realized gains and losses, net	(42,030)	2,168	(15,762)	12,449

Total revenue	989,683	1,361,408	3,306,641	4,223,288
EXPENSES:
Personnel costs	337,809	427,683	1,065,941	1,315,695
Other operating expenses	309,052	283,928	896,778	814,590
Agent commissions	254,883	415,307	911,692	1,298,340
Depreciation and amortization	35,068	32,348	106,679	92,894
Provision for claim losses	359,664	189,426	547,596	413,495
Interest expense	16,081	12,782	50,935	37,194

Total expenses	1,312,557	1,361,474	3,579,621	3,972,208

(Loss) earnings before income taxes, equity in (losses) income of unconsolidated affiliates, and minority interest	(322,874)	(66)	(272,980)	251,080
Income tax (benefit) expense	(125,488)	(4,075)	(112,146)	81,441

(Loss) earnings before equity in (losses) income of unconsolidated affiliates and minority interest	(197,386)	4,009	(160,834)	169,639
Equity in (losses) income of unconsolidated affiliates	(2,717)	2,761	(7,385)	4,620

(Loss) earnings before minority interest	(200,103)	6,770	(168,219)	174,259
Minority interest	(1,801)	298	(4,087)	(447)

Net (loss) earnings	$(198,302)	$6,472	$(164,132)	$174,706

Basic (loss) earnings per share	$(0.95)	$0.03	$(0.78)	$0.80

Weighted average shares outstanding, basic	208,710	216,325	210,206	218,006

Diluted (loss) earnings per share	$(0.95)	$0.03	$(0.78)	$0.79

Weighted average shares outstanding, diluted	208,710	219,548	210,206	221,797

Cash dividends paid per share	$0.30	$0.30	$0.90	$0.90

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net (loss) earnings	$(198,302)	$6,472	$(164,132)	$174,706
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(44,938)	23,406	(63,578)	80,229
Unrealized loss on investments in unconsolidated affiliates	(3,063)	—	(18,357)	—
Unrealized loss on foreign currency translation (2)	(1,412)	—	(1,118)	(159)
Reclassification adjustments for losses (gains) included in net earnings (3)	26,156	(542)	29,563	(5,993)

Other comprehensive (loss) earnings	(23,257)	22,864	(53,490)	74,077

Comprehensive (loss) earnings	$(221,559)	$29,336	$(217,622)	$248,783

(1)	Net of income tax (benefit) expense of $(24.7) million and $13.5 million for the three month periods ended September 30, 2008 and 2007, respectively, and $(35.0) million and $46.5 million for the nine month periods ended September 30, 2008 and 2007, respectively.

(2)	Net of income tax benefit of $0.8 million for the three month periods ended September 30, 2008, and $0.6 million and $0.1 million for the nine month periods ended September 30, 2008 and 2007, respectively.

(3)	Net of income tax (benefit) expense of $(14.4) million and $0.3 million for the three month periods ended September 30, 2008 and 2007, respectively, and $(16.3) million and $3.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid - in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balance, December 31, 2007	223,069	$22	$3,236,866	$213,103	$(16,630)	10,032	$(189,273)	$3,244,088
Exercise of stock options	676	—	4,738	—	—	—	—	4,738
Tax benefit associated with the exercise of stock options	—	—	3,078	—	—	—	—	3,078
Other comprehensive loss — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(34,015)	—	—	(34,015)
Other comprehensive loss — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(18,357)	—	—	(18,357)
Other comprehensive loss — unrealized loss on foreign currency	—	—	—	—	(1,118)	—	—	(1,118)
Stock based compensation, including issuance of restricted stock	600	—	23,738	—	—	—	—	23,738
Purchase of treasury stock	—	—	—	—	—	3,167	(45,998)	(45,998)
Cash dividends ($0.90 per share)	—	—	—	(191,274)	—	—	—	(191,274)
Net loss	—	—	—	(164,132)	—	—	—	(164,132)

Balance, September 30, 2008	224,345	$22	$3,268,420	$(142,303)	$(70,120)	13,199	$(235,271)	$2,820,748

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(164,132)	$174,706
Reconciliation of net (loss) earnings to net cash from operating activities:
Depreciation and amortization	106,679	92,894
Minority interest	(4,087)	(447)
Equity in losses (income) of unconsolidated affiliates	7,385	(4,620)
Loss (gain) on sales of assets	15,762	(12,449)
Stock-based compensation cost	23,738	23,698
Tax benefit associated with the exercise of stock options	(3,078)	(5,743)
Change in assets and liabilities, net of effects from acquisitions:
Net increase in reserve for claim losses	214,647	76,055
Net decrease in secured trust deposits	7,577	7,055
Net decrease in trade receivables	19,369	16,119
Net increase in prepaid expenses and other assets	(94,988)	(31,762)
Net decrease in accounts payable and accrued liabilities	(78,327)	(56,473)
Net (decrease) increase in income taxes	(106,422)	20,880

Net cash (used in) provided by operating activities	(55,877)	299,913

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	531,508	4,037,792
Proceeds from maturities of investment securities available for sale	226,772	344,931
Proceeds from sale of assets	3,330	1,710
Cash paid as collateral on loaned securities, net	(322)	(2,964)
Collections of notes receivable	3,851	7,815
Additions to title plants	(4,820)	(10,280)
Additions to property and equipment	(58,971)	(67,241)
Additions to capitalized software	(15,860)	(21,121)
Purchases of investment securities available for sale	(516,922)	(4,551,740)
Net (purchases of) proceeds from short-term investment activities	(210,392)	473,393
Issuance of notes receivable	(1,023)	(95)
Proceeds from sale of partial interest in Sedgwick CMS	53,872	—
Acquisitions of businesses, net of cash acquired	(7,293)	(245,464)

Net cash provided by (used in) investing activities	3,730	(33,264)

Cash flows from financing activities:
Borrowings	276,520	20,099
Debt service payments	(88,513)	(2,893)
Dividends paid	(191,274)	(198,004)
Subsidiary dividends paid to minority interest shareholders	(3,169)	(1,297)
Stock options exercised	4,738	7,136
Tax benefit associated with the exercise of stock options	3,078	5,743
Purchases of treasury stock	(45,998)	(137,663)

Net cash used in financing activities	(44,618)	(306,879)

Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(96,765)	(40,230)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	376,078	447,986

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$279,313	$407,756

Supplemental cash flow information:
Income taxes paid	$3,880	$61,793

Interest paid	$58,640	$44,098

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
     Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to the Company. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to the Company by the agent. During the third quarter of 2008, management re-evaluated and refined the method used by the Company to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under the Company’s prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under the prior method. Management believes that this adjustment is properly reflected as a change in accounting estimate in the third quarter of 2008.
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
     The Company has announced that its Board of Directors has authorized management to investigate strategic alternatives for certain of its specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business.
Transactions with Related Parties
     The Company has historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (“FIS”). On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company known as Lender Processing Services, Inc. (“LPS”). As part of the spin-off of LPS, a number of the agreements that were previously between FNF and FIS have been amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. A summary of the agreements that were in effect with FIS and LPS through September 30, 2008 is as follows:
•	Title agency services by LPS. The historical FIS subsidiaries who are party to these agreements became subsidiaries of LPS in connection with the spin-off. These agreements allow LPS to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the provision of title agency services by LPS, which results in the issuance of title policies on behalf of title insurance underwriters owned by the Company. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-year term thereafter). Under these agreements, LPS retains commissions which, in aggregate, are equal to approximately 89% of the total title premium from title policies that LPS places with the Company’s subsidiaries. LPS also performs similar functions in connection with trustee sale guarantees, a form of title insurance that the Company’s subsidiaries issue as part of the foreclosure process on a defaulted loan.

•	Information Technology (“IT”), data processing services and software development services from FIS and LPS. These agreements govern IT support services and software development provided to the Company by FIS and LPS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), both of these agreements expire on or about June 30, 2013 with an option to renew for one or two additional years. In connection with the spin-off, the agreement with FIS was amended so that certain of the services, primarily those related to infrastructure support and data center management, continue to be provided by FIS on revised terms and conditions. The Company also entered into a new agreement with LPS for the provision of certain of the services that were previously provided under the agreement with FIS, primarily those related to software application development services and other IT-related services for the Company.

•	Administrative corporate support services to and from FIS and LPS. The Company has provided certain administrative corporate support services such as general management, statutory accounting, claims administration, corporate aviation and other administrative support services to FIS and, since July 2, 2008, to LPS. On a lesser scale, until recently, FIS has provided similar support services to the Company. The pricing of these services is at cost. In connection with the spin-off, The Company entered into an agreement to provide LPS with certain corporate services, amended the agreement with FIS to reflect the change in the services provided to FIS, and terminated the agreement for FIS to provide services to the Company. All of these services are provided on an at-cost basis. The term of these administrative corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances.

•	Other real estate, tax, and title support related services by LPS. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. Under these arrangements, the Company pays LPS for providing other real estate related services to the Company, which consist primarily of real estate, tax data and title related data services required by the Company’s title insurance operations and flood zone determination and reporting services used by the Company’s title insurers in connection with properties that may be located in special flood hazard areas.

•	Title plant access and title production services by LPS. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. Under these agreements, the Company’s title insurers provide LPS with title plant access for real property located in various states, including online database access, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, LPS pays monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, LPS pays for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written notice. The title production services agreement can be terminated by either party upon 30 days’ prior written notice.

•	Real estate management, real estate lease and equipment lease agreements. Included in the Company’s revenues are amounts received related to leases of certain equipment to FIS and to LPS and the sublease of certain office space, furniture and furnishings to FIS and to LPS. In addition, the Company’s expenses include expenses for a lease of office space and equipment for the Company’s corporate headquarters and business operations as well as expenses for property management services for the Company’s corporate headquarters building. These expenses were paid to FIS for services provided prior to the spin-off and to LPS for services provided on and after the spin-off. In connection with the spin-off and the transfer of certain real property from FIS to LPS, the Company terminated its real estate lease with FIS and entered into a new lease with LPS with terms that are similar to those of the terminated FIS lease. In addition, the Company amended its sublease with FIS to take into account a reduction in the office space leased by FIS, and entered into a new sublease with LPS for its sublease of office space in the Company’s headquarters’ building. The rent paid by the Company to FIS and LPS and paid to the Company by FIS and LPS under the leases and subleases are based on the same rate per square foot. The lease term for all of the leases and subleases expires on June 30, 2011. The Company also entered into a new property management agreement with LPS since LPS has replaced FIS as the principal owner and manager of the Jacksonville headquarters campus. The management fees charged to the Company are reflective of the actual operating costs of the property managed and are partially recovered by the Company in rents charged under the sublease by the Company to FIS and LPS. The term of the property management agreements coincides with that of the leases and subleases, which expire on June 30, 2011.

•	Licensing, cost sharing, business processing and other agreements. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. These agreements provide for the reimbursement of certain amounts from the Company related to various licensing and cost sharing agreements, as well as the payment of certain amounts by LPS to the Company in connection with the use of certain intellectual property, including software and business processes, and other assets or services. The software licenses have various terms, but generally may be terminated on 90 days’ prior notice. The business processing license and services agreement has a 10-year term, but in connection with the spin-off, its term was amended and will expire on July 2, 2009.
          On August 31, 2007, the Company completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that are owned by the Company. Additionally, Property Insight manages potential title plant construction for the Company. Prior to August 31, 2007, the title plant assets of several of FNF’s title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of the Company’s title insurance underwriters, but Property Insight managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that the Company owns and other third party customers. In most cases, Property Insight was responsible for keeping the title plant assets current and fully functioning, for which the Company paid a fee to Property Insight based on the Company’s use of, or access to, the title plant. In addition, each applicable title insurance underwriter owned by the Company in turn received a royalty on sales of access to its title plant assets. The Company is also a party to agreements with LPS that permit LPS and certain of its subsidiaries to access and use (but not resell) the starters databases and back plant databases of the Company’s title insurance subsidiaries. Starters databases are the Company’s databases of previously issued title policies and back plant databases contain historical records relating to title that are not regularly updated. Prior to July 2, 2008, these agreements were between FNF and FIS.

     A detail of related party items between the Company and FIS and LPS that were included in revenues and expenses for the periods presented is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in millions)
Agency title premiums earned	$64.2	$39.3	$139.7	$116.6
Rental revenue	5.8	—	18.1	—
Title plant revenue	1.9	—	6.6	—
Interest revenue	—	0.2	—	0.6

Total revenue	71.9	39.5	164.4	117.2

Agency title commissions	56.9	34.6	123.7	103.0
Data processing costs	9.1	11.1	31.7	35.7
Corporate services allocated	(0.4)	(0.5)	(1.2)	(2.1)
Title insurance information expense	—	2.9	—	13.8
Other real-estate related information	2.4	3.2	9.5	10.5
Software development and services expense	13.8	14.1	41.0	40.3
Rental expense	0.4	(1.7)	(0.1)	(2.9)
License and cost sharing agreements	1.2	1.8	11.0	8.7
Interest expense	0.1	—	0.2	—

Total expenses	$83.5	$65.5	$215.8	$207.0

     The Company’s payments to FIS for management and maintenance of title plant assets by Property Insight were $3.2 million and $15.2 million for the three and nine month periods ended September 30, 2007, respectively. The Company’s revenues from title plant royalties were $0.3 million and $1.4 million for the three and nine month periods ended September 30, 2007, respectively.
     The Company believes the amounts earned by the Company or charged to it under each of the foregoing arrangements are fair and reasonable. The Company believes the commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The information technology infrastructure support and data center management services provided to the Company are priced within the range of prices that LPS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Amounts due to FIS and LPS were as follows:

	September 30,	December 31,
	2008	2007
	(In millions)
Note payable to FIS	$6.5	$7.1
Due to FIS	5.1	$13.9
Due to LPS	2.1	$—
     Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.2 million and $0.6 million on this note for the three and nine month periods ended September 30, 2007, respectively. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the Company assumed $134.9 million in non-recourse notes payable (see note F), the $12.5 million note due to a subsidiary of FIS was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. The balance on this note at September 30, 2008 was $6.5 million and the company’s related interest expense was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2008, respectively. Also, as a result of related party transactions, as of September 30, 2008, and December 31, 2007, the Company owed $5.1 million and $13.9 million, respectively, to FIS, and, as of September 30, 2008, the Company owed $2.1 million to LPS.
     Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. For the three and nine month periods ended September 30, 2007, these amounts included capitalized software development costs of $1.2 million and $5.0 million, respectively, and amounts paid for capitalized title plant construction costs of $3.8 million and $13.5 million, respectively. During the nine months ended September 30, 2008, the Company paid FIS $0.8 million for capitalized software development costs, none of which was paid in the three months ended September 30, 2008.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Such approval was granted on September 16, 2008, making the effective date November 15, 2008. Management has determined that the adoption of SFAS 162 will not materially affect the Company’s statements of financial condition or operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of earnings. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries.
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

Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the nine months ended September 30, 2008.
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
     Property Insight, LLC
     On August 31, 2007, the Company completed the acquisition of Property Insight from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for the Company, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that are owned by the Company. Additionally, Property Insight manages title plant construction activities for the Company.
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

Note C — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when the Company recognizes a net loss from continuing operations, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. The Company has granted certain options and shares of restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net (loss) earnings, basic and diluted	$(198,302)	$6,472	$(164,132)	$174,706
Weighted average shares outstanding during the period, basic	208,710	216,325	210,206	218,006
Plus: Common stock equivalent shares assumed from conversion of options	—	3,223	—	3,791

Weighted average shares outstanding during the period, diluted	208,710	219,548	210,206	221,797

Basic (loss) earnings per share	$(0.95)	$0.03	$(0.78)	$0.80

Diluted (loss) earnings per share	$(0.95)	$0.03	$(0.78)	$0.79

     Options to purchase shares of the Company’s common stock that are antidilutive are excluded from the computation of diluted (loss) earnings per share. Antidilutive options totaled 19,809,327 shares and 4,384,594 shares for the three month periods ended September 30, 2008 and 2007, respectively, and 19,809,327 shares and 3,580,712 shares for the nine month periods ended September 30, 2008 and 2007, respectively.
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
     The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Total
Fixed maturities available for sale	$—	$2,329,633	$2,329,633
Equity securities available for sale	34,084	—	34,084

Total	$34,084	$2,329,633	$2,363,717

     The Company’s Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. The Company utilizes one firm for its taxable bond portfolio and another for its municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. The Company only relies on one price for each instrument to determine the carrying amount of the assets on its balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications.
Note E — Investments
     The Company lends fixed maturity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2008 and December 31, 2007, the Company had security loans outstanding with fair values of $192.6 million and $264.2 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $199.9 million and $271.8 million at September 30, 2008, and December 31, 2007, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$20,091	$(305)	$—	$—	$20,091	$(305)
States and political subdivisions	471,832	(8,052)	4,893	(463)	476,725	(8,515)
Corporate securities	439,359	(29,293)	72,178	(10,573)	511,537	(39,866)
Foreign securities	7,880	(132)	—	—	7,880	(132)
Equity securities	22,262	(8,797)	—	—	22,262	(8,797)

Total temporarily impaired securities	$961,424	$(46,579)	$77,071	$(11,036)	$1,038,495	$(57,615)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that the Company considers to be temporary. Because the Company has the intent and ability to hold these securities, the Company does not consider these investments to be other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
     During the three months ended September 30, 2008, the Company recorded impairment charges totaling $17.8 million related to its fixed maturity securities, $13.3 million related to its equity securities and $3.4 million related to other investments that were deemed other than temporarily impaired. During the nine months ended September 30, 2008, the Company recorded impairment charges totaling $25.4 million related to its fixed maturity securities, $16.8 million related to its equity securities, and $3.4 million related to other investments that were deemed other than temporarily impaired. During the third quarter of 2007, the Company recorded an impairment charge of $3.1 million on an equity investment that was considered to be other than temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to the Company’s conclusion that the credit risk relating to the holdings was high and thus the assets are likely permanently impaired. The impairment charges relating to the equity securities are based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
     Gross realized gains on investments were $2.0 million and $8.7 million for the three month periods ended September 30, 2008 and 2007, respectively, and $42.9 million and $39.3 million for the nine month periods ended September 30, 2008 and 2007, respectively. Gross realized losses on investments were $42.5 million and $7.8 million for the three month periods ended September 30, 2008 and 2007, respectively, and $58.6 million and $29.8 million for the nine month periods ended September 30, 2008 and 2007, respectively, and included the impairment charges discussed above.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of September 30, 2008 and December 31, 2007, consist of (in thousands):

	Ownership	September 30, 2008	December 31, 2007
Ceridian	33%	$472,032	$503,118
Sedgwick	(a )	112,197	131,160
Remy	47%	77,719	79,958
Other	various	24,152	24,120

Total		$686,100	$738,356

(a)	As of September 30, 2008 and December 31, 2007, the Company’s ownership percentage in Sedgwick was 32% and 40%, respectively.
     On June 5, 2008, the Company sold 20% of its 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a pre-tax gain of $24.8 million. Subsequent to this sale, the Company owns 32% of Sedgwick.
     Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. The Company accounts for its equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three month period ended September 30, 2008 include the Company’s equity in Ceridian’s earnings for the three months ended June 30, 2008, and net earnings for the nine month period ended September 30, 2008 includes the Company’s equity in Ceridian’s earnings for the period from November 10, 2007 through June 30, 2008.

June 30, 2008
(in millions)
Total current assets	$1,137.9
Goodwill and other intangible assets, net	4,879.5
Other assets	3,735.8

Total assets	$9,753.2

Current liabilities	$821.4
Long-term obligations, less current portion	3,521.8
Other long-term liabilities	3,959.0

Total liabilities	8,302.2
Equity	1,451.0

Total liabilities and equity	$9,753.2

		Period from
	Three Months Ended	November 10, 2007,
	June 30, 2008	through June 30, 2008
	( in millions)
Total revenues	$383.8	$1,027.3
Loss before income taxes	(28.9)	(77.3)
Net loss	(17.6)	(52.1)
     During the three month periods ended September 30, 2008 and 2007, the Company recorded an aggregate of $(2.7) million and $2.8 million, respectively, in equity in (losses) earnings of unconsolidated affiliates. During the nine month periods ended September 30, 2008 and 2007, the Company recorded an aggregate of $(7.4) million and $4.6 million in equity in (losses) earnings of unconsolidated affiliates.

Note F — Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2008	2007
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$249,171	$249,033
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	241,056	240,981
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (4.15%-9.75% at September 30, 2008), various maturities	200,159	133,148
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.36%, unused portion of $445 million at September 30, 2008, due October 2011	655,000	535,000

Other promissory notes payable with various interest rates and maturities	10,637	9,577

Total	$1,356,023	$1,167,739

     Principal maturities of notes payable at September 30, 2008, are as follows (dollars in thousands):

2008	$38,380
2009	73,702
2010	46,490
2011	920,208
2012	17,058
Thereafter	260,185

Total	$1,356,023

     During the third quarter of 2008, the Company drew $120 million from the syndicated credit agreement (the “Credit Agreement”) and used the proceeds for general corporate purposes. This borrowing was necessary due to approximately $113 million of the Company’s short-term investments being held in The Reserve Primary Fund which has been frozen and lost value due to certain economic events occurring in September 2008. The Reserve has announced that it expects to distribute $0.97 for every dollar invested in this fund as soon as the funds become available through the structured sale of the assets being held by the fund. As a result, the Company recognized a loss of $3.2 million in the three months ended September 30, 2008. On October 31, 2008, the Company received a distribution from the Reserve Primary Fund of approximately $58 million. These proceeds, along with other internally generated cash flow, have been used to repay $100 million of the $120 million drawn on the Credit Agreement. The Company expects to receive its share of the remaining proceeds, approximately $52 million, from The Reserve Primary Fund within twelve months and to use the proceeds to further pay down the balance on the Credit Agreement.

Note G — Summary of Reserve for Claim Losses
     A summary of the reserve for claim losses for title insurance for the nine months ended September 30, 2008, follows (dollars in thousands):

Beginning balance	$1,354,061
Claim loss provision related to:
Current year	177,097
Prior years	261,604

Total claim loss provision	438,701
Claims paid, net of recoupments related to:
Current year	(9,633)
Prior years	(218,197)

Total claims paid, net of recoupments	(227,830)

Ending balance	$1,564,932

     Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. The prior year title loss provision amount was unfavorable for each of the periods presented. Because reported and paid claims continue to exceed expected claims, management modified the Company’s actuarial model in the third quarter of 2008 to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data in to the assumptions and factors that determine ultimate expected loss experience for all prior calendar years.
     During the first nine months of 2008 and 2007, the Company recorded charges totaling $261.6 million and $81.5 million, respectively, resulting from adverse claim loss development on prior policy years. These charges were in addition to the provision for title insurance claim losses of 8.5% and 7.5%, respectively.
     Additionally, for our specialty insurance businesses, we had claims reserves of $69.6 million and $65.8 million as of September 30, 2008 and December 31, 2007, respectively.
Note H — Stock-Based Compensation Plans
     In March of 2008, the Company granted 600,000 shares of restricted stock with a weighted average grant date fair value of $17.07 per share. There were no additional grants of stock-based compensation awards during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company granted 10,000 shares of restricted stock with a weighted average grant date fair value of $25.13 per share.
     Net (loss) earnings reflects stock based compensation expense of $8.3 million and $8.0 million for the three month periods ended September 30, 2008 and 2007, respectively, and $23.7 million for each of the nine month periods ended September 30, 2008 and 2007, which is included in personnel costs in the reported financial results.
     Subsequent to quarter end, on October 27, 2008, the Company issued to certain employees and directors a total of 770,358 shares of restricted stock and options to purchase a total of 6,933,300 shares of the Company’s common stock at $7.09 per share, the fair market value of the company’s common stock on the date of grant.

Note I — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the three months ended September 30, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$610,320	$—	$—	$610,320
Other revenues	262,535	99,902	28,078	390,515

Revenues from external customers	872,855	99,902	28,078	1,000,835
Interest and investment income (loss), including realized gains and losses	(208)	513	(11,457)	(11,152)

Total revenues	$872,647	$100,415	$16,621	$989,683

Depreciation and amortization	27,523	1,207	6,338	35,068
Interest expense	1,321	124	14,636	16,081
(Loss) earnings before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	(279,412)	(5,816)	(37,646)	(322,874)
Income tax (benefit) expense	(104,888)	297	(20,897)	(125,488)
Equity in income (losses) of unconsolidated affiliates	1,548	—	(4,265)	(2,717)
Minority interest	159	—	(1,960)	(1,801)
Net (loss) earnings	$(173,135)	$(6,113)	$(19,054)	$(198,302)
Assets	$5,391,645	$471,063	$1,451,156	$7,313,864
Goodwill	1,255,708	28,717	66,681	1,351,106
     As of and for the three months ended September 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$928,663	$—	$—	$928,663
Other revenues	255,628	102,844	24,396	382,868

Revenues from external customers	1,184,291	102,844	24,396	1,311,531
Interest and investment income, including realized gains and losses	41,262	4,203	4,412	49,877

Total revenues	$1,225,553	$107,047	$28,808	$1,361,408

Depreciation and amortization	31,589	1,353	(594)	32,348
Interest expense	4,183	343	8,256	12,782
Earnings (loss) before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	5,686	10,327	(16,079)	(66)
Income tax (benefit) expense	(2,905)	3,197	(4,367)	(4,075)
Equity in income (losses) of unconsolidated affiliates	248	—	2,513	2,761
Minority interest	423	—	(125)	298
Net earnings (loss)	$8,416	$7,130	$(9,074)	$6,472
Assets	$5,751,454	$468,398	$1,006,619	$7,226,471
Goodwill	1,243,654	44,856	72,055	1,360,565

     As of and for the nine months ended September 30, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$2,083,490	$—	$—	$2,083,490
Other revenues	773,155	278,889	83,917	1,135,961

Revenues from external customers	2,856,645	278,889	83,917	3,219,451
Interest and investment income, including realized gains and losses	63,656	7,158	16,376	87,190

Total revenues	$2,920,301	$286,047	$100,293	$3,306,641

Depreciation and amortization	87,670	4,225	14,784	106,679
Interest expense	5,076	463	45,396	50,935
(Loss) earnings before income taxes, equity in income (losses) of unconsolidated affiliates, and minority interest	(221,263)	16,830	(68,547)	(272,980)
Income tax (benefit) expense	(87,311)	7,743	(32,578)	(112,146)
Equity in income (losses) of unconsolidated affiliates	2,983	—	(10,368)	(7,385)
Minority interest	559	—	(4,646)	(4,087)
Net (loss) earnings	$(131,528)	$9,087	$(41,691)	$(164,132)
Assets	$5,391,645	$471,063	$1,451,156	$7,313,864
Goodwill	1,255,708	28,717	66,681	1,351,106
     As of and for the nine months ended September 30, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$2,935,772	$—	$—	$2,935,772
Other revenues	770,196	297,573	66,284	1,134,053

Revenues from external customers	3,705,968	297,573	66,284	4,069,825
Interest and investment income, including realized gains and losses	127,329	12,249	13,885	153,463

Total revenues	$3,833,297	$309,822	$80,169	$4,223,288

Depreciation and amortization	86,678	4,423	1,793	92,894
Interest expense	11,215	1,197	24,782	37,194
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	249,860	49,613	(48,393)	251,080
Income tax expense	80,200	18,106	(16,865)	81,441
Equity in income of unconsolidated affiliates	1,947	—	2,673	4,620
Minority interest	1,355	—	(1,802)	(447)
Net earnings (loss)	$170,252	$31,507	$(27,053)	$174,706
Assets	$5,751,454	$468,398	$1,006,619	$7,226,471
Goodwill	1,243,654	44,856	72,055	1,360,565
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

     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of FNRES, Inc. (“FNRES”), Fidelity National Capital, Inc. (a leasing operation that was formerly a subsidiary of FIS), other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy. In the first nine months of 2008, the Company recorded a $4.1 million impairment charge to an intangible asset in the corporate and other segment.
Note J — Dividends
     On October 22, 2008, the Company’s Board of Directors declared a cash dividend of $0.15 per share, payable on December 31, 2008, to stockholders of record as of December 17, 2008. On July 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on September 30, 2008, to stockholders of record as of September 16, 2008. On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on June 30, 2008, to stockholders of record as of June 13, 2008. On January 30, 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on March 27, 2008, to stockholders of record as of March 13, 2008.
Note K — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	2,252	2,219	234	364
Expected return on assets	(2,895)	(2,660)	—	—
Amortization of prior service cost	—	—	—	(6)
Amortization of actuarial loss	1,604	2,149	126	435

Total net periodic expense	$961	$1,708	$360	$793

	For the Nine Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	6,756	6,657	703	742
Expected return on assets	(8,686)	(7,980)	—	—
Amortization of prior service cost	—	—	—	(17)
Amortization of actuarial loss	4,811	6,447	378	436

Total net periodic expense	$2,881	$5,124	$1,081	$1,161

     There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2007 as disclosed in the Company’s Form 10-K filed on February 29, 2008.
Note L — Legal Proceedings
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
     An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York, filed on June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), a Fidelity agent in Chicago, Illinois. The plaintiff alleges the Company wrongfully used its funds to pay monies owed by the Company to customers of Intercounty. The plaintiff demands compensatory damages, punitive damages and other relief. FNF moved to dismiss, but the motion was denied. The Company subsequently moved for summary judgment, and that motion has been fully briefed and submitted. The court recently granted the Company’s motion for summary judgment. On October 3, 2008, the parties settled this matter and related matters contesting the right to approximately $3.4 million dollars in collateral. The parties agreed that, subject to court approval and notice to the beneficiaries represented by the plaintiff, this matter will be dismissed, FNF will take $1 million of the collateral and the balance will go to the beneficiaries represented by the plaintiff. FNF anticipates that the settlement will be fully consummated before the end of the year.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent allege that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which these matters are pending, ruled that TILA violations as alleged in these complaints could not be the subject of a class action.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although two similar cases filed in Indiana were decertified by the appellate court, the Missouri courts have refused to decertify a case now pending there and set for trial December 15, 2008. These cases affect Fidelity National Financial, Inc., Fidelity National Title Group, Inc., Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance Company.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the

Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. Public hearings on the revised regulations were held the week of August 11, 2008, in San Francisco at which the CDI received comments from industry representatives regarding possible amendments to the proposed regulations. On September 25, 2008, Governor Schwarzenegger signed SB 133, which takes effect on January 1, 2009, amends the anti-rebating provisions of Section 12404 of the Insurance Code, and creates registration and training requirements for title marketing representatives. One of the proposed regulations filed with the OAL implemented language in Section 12404 that was significantly amended by SB 133. As a result, the CDI may either eliminate that portion of the regulations or significantly revise it to be consistent with the new statutory language. To date, the CDI has taken no further action in the rulemaking process.
Note M — Subsequent Event.
     On November 7, 2008, the Company announced the signing of a merger agreement (the “Merger Agreement”) to acquire LandAmerica Financial Group Inc. (“LFG”). Under the terms of the Merger Agreement, LFG shareholders will receive 0.993 shares of FNF common stock for each share of LFG common stock. The planned structure of the transaction will allow the Company to maintain its current debt ratios. The acquisition is subject to a number of conditions, including LFG shareholder approval, antitrust and state regulatory approvals, the sale by LFG of its bank subsidiary, and the satisfaction of other customary closing conditions. The Merger Agreement also provides a due diligence contingency expiring on November 21, 2008, during which time the Company will conduct due diligence procedures on LFG’s operations and financial condition. In connection with the signing of the Merger Agreement, an FNF subsidiary has agreed to provide a $30 million stand-by secured credit facility to LFG which will bear interest at LIBOR plus 400 basis points and will not be funded until the expiration of the due diligence contingency.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the possibility that the proposed merger will not be completed due to the failure to secure necessary regulatory approvals, or due to the outcome of FNF’s due diligence review; the possibility that there are unexpected delays in obtaining regulatory approvals; the failure to obtain approval of LFG’s shareholders; the possibility that revenues, cost savings, growth prospects and any other synergies expected from the proposed transaction may not be fully realized or may take longer to realize than expected; changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U. S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on operating subsidiaries as a source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
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
     Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the third quarter of 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in the third quarter of 2008.
Recent Developments
     On November 7, 2008, we announced the signing of a merger agreement (the “Merger Agreement”) to acquire LandAmerica Financial Group Inc. (“LFG”). Under the terms of the Merger Agreement, LFG shareholders will receive 0.993 shares of our common stock for each share of LFG common stock. The planned structure of the transaction will allow us to maintain our current debt ratios. The acquisition is subject to a number of conditions, including LFG shareholder approval, antitrust and state regulatory approvals, the sale by LFG of its bank subsidiary, and the satisfaction of other customary closing conditions. The Merger Agreement also provides a due diligence contingency expiring on November 21, 2008, during which time we will conduct due diligence procedures on LFG’s operations and financial condition. In connection with the signing of the Merger Agreement, one of our subsidiaries has agreed to provide a $30 million stand-by secured credit facility to LFG which will bear interest at LIBOR plus 400 basis points and will not be funded until the expiration of the due diligence contingency. The 2007 combined title insurance market share for the two companies and their subsidiaries was 46.3%, based on Demotech Inc.’s annual compilation of financial information from the title insurance industry, Demotech Performance of Title Insurance Companies.
     On October 23, 2008, we announced that we are in the process of reviewing and increasing our filed title insurance rates across the country. There can be no assurance of the effect that these rate increases will have on our business.
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
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies. We recently announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. However, there can be no assurance that any transaction will be completed.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, the operations of FNRES, Inc. (“FNRES”), other smaller operations, and our share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy International (“Remy”).
     We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. We recently announced that our Board of Directors has reduced our quarterly dividend from $0.30 per share to $0.15 per share, or approximately $31.7 million per quarter, effective for the fourth quarter of 2008. We currently expect to pay a quarterly dividend of $0.15 per share through 2009, but we continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors.
Transactions with Related Parties
     Our financial statements reflect transactions with Fidelity National Information Services (“FIS”) and Lender Processing Services, Inc. (“LPS”), which are related parties. Please see Note A of Notes to Condensed Consolidated Financial Statements.
Results of Operations
Consolidated Results of Operations
     Net (Loss) Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Total revenue	$989,683	$1,361,408	$3,306,641	$4,223,288

Total expenses	1,312,557	1,361,474	3,579,621	3,972,208

Net (loss) earnings	$(198,302)	$6,472	$(164,132)	$174,706

     Revenue. The following table presents the components of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Direct title insurance premiums	$286,551	$391,065	$912,370	$1,258,166
Agency title insurance premiums	323,769	537,598	1,171,120	1,677,606
Escrow, title-related and other fees	290,613	280,024	857,072	836,480
Specialty insurance	99,902	102,844	278,890	297,573
Interest and investment income	30,878	47,709	102,951	141,014
Realized gains and losses, net	(42,030)	2,168	(15,762)	12,449

Total revenue	$989,683	$1,361,408	$3,306,641	$4,223,288

Orders opened by direct title operations	407,400	523,300	1,432,200	1,797,800
Orders closed by direct title operations	260,600	339,100	875,900	1,138,200
     Total consolidated revenues decreased $371.7 million to $989.7 million in the three months ended September 30, 2008, compared to the 2007 period, consisting of decreases of $352.9 million in the Fidelity National Title Group segment, $6.6 million in the specialty insurance segment, and $12.2 million in the corporate and other segment. Total consolidated revenues decreased $916.6 million to $3,306.6 million in the first nine months of 2008 compared to the 2007 period, consisting of decreases of $913.0 million in the Fidelity National Title Group segment, and $23.8 million in the specialty insurance segment, partially offset by an increase of $20.2 million in the corporate and other segment.
     Consolidated title insurance premiums for the three and nine-month periods were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	%	2007	%	2008	%	2007	%
	(Dollars in thousands)				(Dollars in thousands)
Title premiums from direct operations	$286,551	47.0%	$391,065	42.1%	$912,370	43.8%	$1,258,166	42.9%
Title premiums from agency operations	323,769	53.0%	537,598	57.9%	1,171,120	56.2%	1,677,606	57.1%

Total	$610,320	100.0%	$928,663	100.0%	$2,083,490	100.0%	$2,935,772	100.0%

     Title insurance premiums decreased 34.3% to $610.3 million in the three months ended September 30, 2008, as compared to 2007. The decrease was made up of a $104.5 million, or 26.7%, decrease in direct premiums and a $213.8 million, or 39.8%, decrease in premiums from agency operations. Title insurance premiums decreased 29.0% to $2,083.5 million in the first nine months of 2008 as compared to 2007. The decrease was made up of a $345.8 million, or 27.5%, decrease in direct premiums and a $506.5 million, or 30.2%, decrease in premiums from agency operations.
     Title premiums from direct operations decreased $104.5 million, or 26.7%, in the three months ended September 30, 2008, and $345.8 million, or 27.5%, in the first nine months of 2008 compared to the corresponding 2007 periods. In each period, the decrease was due to decreases in closed order volumes and fee per file. Closed order volumes decreased to 260,600 in the three months ended September 30, 2008, from 339,100 in the three months ended September 30, 2007, and to 875,900 in the first nine months of 2008 from 1,138,200 in the first nine months of 2007, in each case reflecting declines in the purchase and refinance markets. These declines can be attributed to the lack of liquidity in the mortgage market and to falling home prices, which have caused potential buyers to defer purchase decisions. The mortgage market continues to lack liquidity. Average mortgage interest rates in the first nine months of 2008 have remained relatively consistent with rates in the first nine months of 2007 but have shown a slight increase in the second and third quarters of 2008. During 2008, the Federal Reserve Bank continued to decrease the federal funds rate by a total of 225 basis points through May 2008 and an additional 100 basis points in October 2008. The federal funds rate is now 1.0% compared to 5.25% in August 2007. Although the reduction in rates resulted in a temporary increase in refinance order volumes in the first quarter of 2008, the increased level of order volumes was not sustained. The average fee per file in our direct operations was $1,636 in the three months ended September 30, 2008 compared to $1,683 in the three months ended September 30, 2007, and $1,516 in the first nine months of 2008 compared to $1,620 in the first nine months of 2007, with the decreases reflecting a decline in home values and a slowing commercial market.

     The decrease in agency premiums is due to a change in accounting estimate and a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums. Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the third quarter of 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in the third quarter of 2008.
     Escrow, title-related and other fees increased $10.6 million, or 3.8%, to $290.6 million in the third quarter of 2008 compared to $280.0 million in the third quarter of 2007 and increased $20.6 million, or 2.5%, to $857.1 million in the first nine months of 2008 from $836.5 million in the first nine months of 2007. Trends in escrow and title related fees are to some extent related to title insurance activity generated by our direct operations. At Fidelity National Title Group, escrow fees, which are more directly related to our direct operations, decreased 19.6% and 24.5% in the three and nine months periods ended September 30, 2008, respectively, compared to 2007. These decreases were generally consistent with the fluctuations in direct title insurance premiums and order counts. Other fees, excluding escrow fees, increased $32.1 million and $105.4 million at Fidelity National Title Group in the three and nine months ended September 30, 2008, respectively, compared to 2007. These increases were primarily due to recent acquisitions, including the Colorado title insurance operations of Mercury Companies, Inc., Property Insight, LLC, and ATM Holding, Inc., and to equal increases in revenues and expenses associated with a division of our business that manages real estate owned by financial institutions. These increases in revenues and expenses have no net impact on our net (loss) earnings. Other fees increased $3.7 million, or 15.1%, in the corporate and other segment in the three months ended September 30, 2008, compared to 2007, primarily due to revenues relating to the purchase of certain leasing assets from FIS. Other fees increased $17.6 million, or 26.6%, in the corporate and other segment in the first nine months of 2008 compared to 2007, primarily due to revenues relating to the purchase of certain leasing assets from FIS and a transaction relating to our timberland holdings.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $30.9 million and $47.7 million in the three month periods ended September 30, 2008 and 2007, respectively, and $103.0 million and $141.0 million in the first nine months of 2008 and 2007, respectively, with the 2008 decreases due to decreases in cash and invested assets and decreases in short-term interest rates.
     Net realized losses totaled $42.0 million in the three months ended September 30, 2008, and included impairment charges totaling $34.5 million on fixed maturity and equity securities that were deemed to be other than temporarily impaired, net realized losses on sales of investments of $6.0 million, and losses on sales of other assets of $1.5 million. Net realized losses were $15.8 million in the first nine months of 2008, and included impairment charges totaling $45.6 million on fixed maturity and equity securities that were deemed to be other than temporarily impaired, net realized losses on investments of $0.1 million, net gains related to other assets of $5.1 million, and a gain of $24.8 million on the sale of 20% of our interest in Sedgwick. Net realized gains were $2.2 million and $12.4 million in the three and nine month periods ended September 30, 2007, and included a $3.1 million impairment charge on an equity security that we considered to be other than temporarily impaired, in addition to a number of gains and losses on various transactions, none of which were individually significant.

     Expenses. The following table presents the components of our expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Personnel costs	$337,809	$427,683	$1,065,941	$1,315,695
Other operating expenses	309,052	283,928	896,778	814,590
Agent commissions	254,883	415,307	911,692	1,298,340
Depreciation and amortization	35,068	32,348	106,679	92,894
Provision for claim losses	359,664	189,426	547,596	413,495
Interest expense	16,081	12,782	50,935	37,194

Total expenses	$1,312,557	$1,361,474	$3,579,621	$3,972,208

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $89.9 million, or 21.0%, in the three months ended September 30, 2008, compared to 2007, and decreased $249.8 million, or 19.0%, in the first nine months of 2008 compared to 2007, with decreases at Fidelity National Title Group and the corporate and other business segments partially offset by increases in the specialty insurance segment. Decreases in personnel costs in the title operations are the results of headcount reductions implemented in response to the decline in order volumes. Personnel costs as a percentage of total revenue were 34.1% and 31.4% for the three month periods ended September 30, 2008 and 2007, respectively, and 32.2% and 31.2% for the first nine months of 2008 and 2007, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $25.1 million to $309.1 million in the three months ended September 30, 2008, from $283.9 million in the three months ended September 30, 2007, reflecting increases in the Fidelity National Title Group and specialty insurance segments, partially offset by a decrease in the corporate and other segment. Other operating expenses increased $82.2 million to $896.8 million in the first nine months of 2008 from $814.6 million in the first nine months of 2007, reflecting increases in all three business segments. Increases at Fidelity National Title Group and the specialty insurance segment are discussed below at the segment level. The increase in the nine month period of $7.2 million in the corporate and other segment was primarily related to growth in operations not directly related to title insurance, including our timberland holdings.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2008	%	2007	%	2008	%	2007	%
	(Dollars in thousands)				(Dollars in thousands)
Agent premiums	$323,769	100.0%	$537,598	100.0%	$1,171,120	100.0%	$1,677,606	100.0%
Agent commissions	254,883	78.7%	415,307	77.3%	911,692	77.8%	1,298,340	77.4%

Net	$68,886	21.3%	$122,291	22.7%	$259,428	22.2%	$379,266	22.6%

     Net margin from agency title insurance premiums as a percentage of total agency premiums remained relatively consistent in the three and nine month periods ended September 30, 2008, compared with the three and nine month periods ended September 30, 2007.
     Depreciation and amortization increased $2.7 million to $35.1 million in the three months ended September 30, 2008, compared to $32.3 million in the three months ended September 30, 2007, reflecting an increase of $6.9 million in the corporate and other segment, partially offset by decreases at the Fidelity National Title Group and specialty insurance segments. Depreciation and amortization increased $13.8 million to $106.7 million in the first nine months of 2008 compared to $92.9 million in the first nine months of 2007, reflecting increases in the corporate and other and Fidelity National Title Group segments, partially offset by a decrease in the specialty insurance segment. The increases in the corporate and other segment were primarily due impairment charges to intangible assets totaling $1.4 million and $4.1 million for the three and nine month periods ended September 30, 2008, and increases resulting from recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and homeowners’ claims relating to our specialty insurance segment. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provisions for our Fidelity National Title Group and specialty insurance segments are discussed below.
     Interest expense increased $3.3 million to $16.1 million in the three months ended September 30, 2008, from $12.8 million in the three months ended September 30, 2007, and increased $13.7 million to $50.9 million in the first nine months of 2008, from $37.2 million in the first nine months of 2007. In each period, the increase was due to an increase in average borrowings used for acquisitions and for general corporate purposes, partially offset by decreases in interest expense associated with the securities lending program.
     Income tax (benefit) expense was $(125.5) million and $(4.1) million in the three month periods ended September 30, 2008 and 2007, respectively, and $(112.1) million and $81.4 million in the nine month periods ended September 30, 2008 and 2007, respectively. The income tax benefit in the third quarter of 2007 was a result of reflecting a lower year-to-date effective tax rate due to an increase in the proportion of tax-exempt interest income to pre-tax earnings. Income tax (benefit) expense as a percentage of earnings before income taxes was 38.9% for the three months ended September 30, 2008, and 41.1% and 32.4% for the first nine months of 2008 and 2007, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
     Minority interest was $(1.8) million and $0.3 million in the three months ended September 30, 2008 and 2007, respectively, and $(4.1) million and $(0.4) million in the first nine months of 2008 and 2007, respectively. Minority interest primarily consisted of losses attributable to the minority interest in FNRES for each period.

Fidelity National Title Group

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Direct title insurance premiums	$286,551	$391,065	$912,370	$1,258,166
Agency title insurance premiums	323,769	537,598	1,171,120	1,677,606
Escrow, title related and other fees	262,535	255,628	773,155	770,196
Interest and investment income	27,354	42,414	91,179	125,183
Realized gains and losses, net	(27,562)	(1,152)	(27,523)	2,146

Total revenue	872,647	1,225,553	2,920,301	3,833,297
EXPENSES:
Personnel costs	311,856	400,020	986,698	1,236,300
Other operating expenses	242,993	217,640	711,727	649,372
Agent commissions	254,883	415,307	911,692	1,298,210
Depreciation and amortization	27,523	31,589	87,670	86,678
Provision for claim losses	313,483	151,128	438,701	301,662
Interest expense	1,321	4,183	5,076	11,215

Total expenses	1,152,059	1,219,867	3,141,564	3,583,437

Earnings before income taxes, equity in earnings of unconsolidated affiliates, and minority interest	$(279,412)	$5,686	$(221,263)	$249,860

     Total revenues for the Fidelity National Title Group decreased $352.9 million, or 28.8%, to $872.6 million in the three months ended September 30, 2008, from $1,225.6 million in the three months ended September 30, 2007. Total revenues for the Fidelity National Title Group decreased $913.0 million, or 23.8%, to $2,920.3 million in the first nine months of 2008 from $3,833.3 million in the first nine months of 2007. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs decreased $88.2 million, or 22.0%, to $311.9 million in the three months ended September 30, 2008, from $400.0 million in the three months ended September 30, 2007 and decreased $249.6 million, or 20.2%, to $986.7 million in the first nine months of 2008 from $1,236.3 million in the first nine months of 2007. The decreases in the 2008 periods are due to decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count decreased to 13,603 and 14,278 in the three and nine month periods ended September 30, 2008, respectively, from 16,697 and 17,004 in the three and nine month periods ended September 30, 2007, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees decreased to 56.8% in the three months ended September 30, 2008 from 61.9% in the three months ended September 30, 2007, and to 58.5% in the nine months ended September 30, 2008, from 61.0% in the nine months ended September 30, 2007.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance and trade and notes receivable allowances. Other operating expenses increased $25.4 million to $243.0 million in the three months ended September 30, 2008, from $217.6 million in the three months ended September 30, 2007, and increased $62.4 million to $711.7 million in the first nine months of 2008 from $649.4 million in the first nine months of 2007. These increases included $12.5 million and $19.9 million in abandoned lease charges in the three and nine month periods ended September 30, 2008, respectively, resulting from the acceleration of the present value of remaining lease obligations and the write-off of leasehold improvements related to offices that were closed during those periods. The increases also reflect equal increases in revenues and expenses associated with a division of our business that manages real estate owned by financial institutions. These increases in revenues and expenses have no net impact on our net (loss) earnings. The increases also reflect recent acquisitions, growth in our foreclosure related operations, and a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses. These increases were partially offset by decreases in variable costs that are consistent with the decline in revenues and by operating expense cuts in our core title operations as we continue to cut costs in response to the decrease in title insurance and other title-related activity.

     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums remained generally consistent in the three and nine month periods ended September 30, 2008, compared with the three and nine month periods ended September 30, 2007. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization was $27.5 million and $31.6 million in the three month periods ended September 30, 2008 and 2007, respectively, and $87.7 million and $86.7 million in the first nine months of 2008 and 2007, respectively.
     The provision for claim losses includes an estimate of anticipated title and title related claims and escrow losses. The estimate of anticipated title and title related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $313.5 million and $438.7 million in the three month and nine month periods ended September 30, 2008, respectively, reflecting a provision of 8.5% of title premiums and an additional charge of $261.6 million in the third quarter of 2008 resulting from adverse claim loss development on prior policy years (see “Critical Accounting Policies”). The claim loss provision for title insurance was $151.1 million and $301.7 million in the three month and nine month periods ended September 30, 2007, respectively, reflecting a provision of 7.5% of title premiums and an additional charge of $81.5 million in the third quarter of 2007 to strengthen the company’s reserves resulting from adverse claim loss development on prior policy years. During the second quarter of 2008, in response to adverse development in prior policy years and trends in current year claims, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums retroactive to January 1, 2008.
     Interest expense was $1.3 million and $4.2 million in the three month periods ended September 30, 2008 and 2007, respectively, and $5.1 million and $11.2 million in the first nine months of 2008 and 2007, respectively. The decreases of $2.9 million and $6.1 million for the three and nine month periods, respectively, were primarily due to decreases in interest expense related to the securities lending program.
     Specialty Insurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$100,414	$107,047	$286,047	$309,822

Personnel costs	11,766	10,834	34,453	34,247
Other operating expenses	46,952	45,891	121,181	108,508
Depreciation and amortization	1,207	1,353	4,225	4,423
Provision for claim losses	46,181	38,299	108,895	111,834
Interest expense	124	343	463	1,197

Total expenses	106,230	96,720	269,217	260,209

(Loss) earnings before income taxes and minority interest	$(5,816)	$10,327	$16,830	$49,613

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues decreased $6.6 million to $100.4 million in the three months ended September 30, 2008, from $107.0 million in the three months ended September 30, 2007, and decreased $23.8 million to $286.0 million in the first nine months of 2008 from $309.8 million in the first nine months of 2007. Homeowners’ insurance revenues decreased $5.5 million, or 17.5%, and $15.2 million, or 15.6%, in the three and nine month periods ended September 30, 2008, respectively, compared to 2007, as a result of the declining housing market and a decrease in volume as we have undergone efforts to tighten our underwriting standards and eliminate unprofitable agents and territories. Flood revenues increased $3.9 million, or 8.9% in the three months ended September 30, 2008, compared to 2007, primarily due to organic growth.

Flood revenues increased $1.8 million, or 1.5%, in the first nine months of 2008 compared to 2007 as increases in rates and in the number of policies written were partially offset by a decrease in the annual marketing incentive bonus received from FEMA. Home warranty revenues decreased $1.0 million, or 5.5% in the three months ended September 30, 2008 compared to 2007, and $4.9 million, or 9.0% in the nine months ended September 30, 2008 compared to 2007, primarily due to the decrease in real estate transaction volumes.
     Personnel costs were $11.8 million and $10.8 million in the three month periods ended September 30, 2008 and 2007, respectively, and $34.5 million and $34.2 million in the first nine months of 2008 and 2007, respectively. As a percentage of revenues, personnel costs were 11.7% and 10.1% in the three month periods ended September 30, 2008 and 2007, respectively, and 12.0% and 11.1% in the first nine months of 2008 and 2007, respectively.
     Other operating expenses in the specialty insurance segment were $47.0 million and $45.9 million in the three months ended September 30, 2008 and 2007, respectively, and $121.2 million and $108.5 million in the first nine months of 2008 and 2007, respectively. Our expenses in the first nine months of 2007 benefited from the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment. In the course of this review, we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. Excluding this adjustment, other operating expenses as a percentage of revenues increased to 46.8% in the three months ended September 30, 2008 from 42.9% in the three months ended September 30, primarily due to increased premium tax expense, and increased to 42.4% in the first nine months of 2008 compared to 39.0% in the first nine months of 2007, primarily due to increases in premium tax expense and in commission expense in the flood insurance business.
     The provision for claim losses was $46.2 million and $38.3 million in the three months ended September 30, 2008 and 2007, respectively, with the increase primarily due to an increase in hurricane-related losses. The provision for claim losses was $108.9 million and $111.8 million in the first nine months of 2008 and 2007, respectively, with the decrease primarily related to lower volumes in the homeowners’ insurance business resulting from tighter underwriting standards, partially offset by the third quarter 2008 increase in hurricane-related losses.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated pretax losses of $37.6 million and $16.1 million in the three month periods ended September 30, 2008 and 2007, respectively, and $68.5 and $48.4 million in the first nine months of 2008 and 2007, respectively. In the second quarter of 2008, we sold 20% of our interest in Sedgwick (reducing our interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. Interest expense in this segment increased $6.4 million and $20.6 million in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007 and general corporate uses in the three months ended September 30, 2008. Additionally, in the first nine months of 2008, we recorded $4.1 million in impairment charges to intangible assets in the corporate and other segment.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, dividends on our common stock, and the repurchase of shares of our common stock. We recently announced that our Board of Directors has reduced our quarterly dividend from $0.30 per share to $0.15 per share, or approximately $31.7 million per quarter, effective in the fourth quarter of 2008. We currently expect to pay a quarterly dividend of $0.15 per share through 2009, but we continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our board of directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2007, $1.8 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2008, our first tier title subsidiaries could pay or make distributions to us of approximately $120.7 million without prior regulatory approval. On October 31, 2008, we received a dividend of $40.0 million from one of our title subsidiaries. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     We previously announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets being evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including the payment of dividends as declared by the board of directors and potentially reducing debt, repurchasing shares of our stock, and/or conserving cash.
     Our cash flows used in operations for the first nine months of 2008 totaled $55.9 million compared to cash provided by operations of $299.9 million in the first nine months of 2007. Cash used in operations in the first nine months of 2008 included payments totaling $54.6 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of September 30, 2008, we had a receivable in the amount of $81.0 million in respect of these payments. We do not expect negative cash flows from operations going forward.
     Capital Expenditures. Total capital expenditures for property and equipment were $59.0 million and $67.2 million for the first nine months of 2008 and 2007, respectively, and include $37.9 million and $27.1 million, respectively, in each period for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $15.9 million and $21.1 million for the first nine months of 2008 and 2007, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of September 30, 2008, we had borrowed $655 million under the Credit Agreement, currently bearing interest at 4.06 percent. During the third quarter of 2008, we drew $120 million from the Credit Agreement and used the proceeds for general corporate purposes. This borrowing was necessary due to approximately $113 million of our short-term investments being held in a money market fund at The Reserve, The Reserve Primary Fund, which has been frozen and lost value due to certain economic events occurring in September 2008. The Reserve has announced that it expects to distribute $0.97 for every dollar invested in these funds as soon as the funds become available through the structured sale of the assets being held by the funds. As a result, we recognized a loss of $3.2 million in the three months ended September 30, 2008. On October 31, 2008, we received a distribution from the Reserve Primary Fund of approximately $58 million. These proceeds, along with other internally generated cash flow, have been used to repay $100 million of the $120 million drawn on the Credit Agreement. We expect to receive our share of the remaining proceeds, approximately $52 million, from The Reserve Primary Fund within twelve months and to use the proceeds to further pay down the credit facility. The Company also holds approximately $320 million in another fund at The Reserve, The Reserve Government Fund, which has also been frozen. The Company expects to receive all of these funds in multiple distributions as the funds become available during the next twelve months.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At September 30, 2008, we are in compliance with all debt covenants.
     In connection with the purchase of certain leasing assets from FIS, we assumed certain liabilities associated with those assets. These liabilities include various bank promissory notes, which are non-recourse obligations and are secured by interests in certain leases and underlying equipment. These promissory notes, with a balance of $200.2 million at September 30, 2008, bear interest at various fixed rates and mature at various dates. In addition, we also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment, bears interest at Prime-0.5%, and is due February 2009. As of September 30, 2008, $16.0 million was unused. On September 30, 2007, also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter, is due October, 2012, and has a balance of $6.5 million at September 30, 2008.
     Our outstanding debt also includes $241.1 million aggregate principal amount of our 7.30% notes due 2011 and $249.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. These short-term security lending arrangements increase investment income with minimal risk. At September 30, 2008 and December 31, 2007, we had security loans outstanding with fair values of $192.6 million and $264.2 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $199.9 million and $271.8 million at September 30, 2008, and December 31, 2007, respectively, which has been included in cash and in accounts payable and accrued liabilities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Recently, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity.
     Contractual Obligations. Our long-term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities, and operating lease payments on certain of our premises and equipment. As of September 30, 2008, our required annual payments relating to these contractual obligations were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Notes payable	$38,380	$73,702	$46,490	$920,208	$17,058	$260,185	$1,356,023
Operating lease payments	34,082	116,481	89,823	60,917	35,939	105,036	442,278
Pension and post retirement payments	4,264	14,840	16,085	16,018	15,768	87,197	154,172
Title claim losses	62,316	233,108	193,994	155,230	123,067	797,217	1,564,932
Specialty insurance claim losses	20,987	35,482	8,730	3,189	977	260	69,625

Total	$160,029	$473,613	$355,122	$1,155,562	$192,809	$1,249,895	$3,587,030

     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the first nine months of 2008, we repurchased a total of 3,165,470 shares of our common stock for $46.0 million, or an average of $14.53 per share.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of September 30, 2008, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2008 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the following updates.
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
     The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	September 30,		December 31,
	2008	%	2007	%
	(In thousands)
PLR	$214,604	13.7%	$214,243	16.2%
IBNR	1,350,328	86.3%	1,108,379	83.8%

Total Reserve	$1,564,932	100.0%	$1,322,622	100.0%

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
     Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. Management forecasts ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. Management also uses a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, management determines a loss provision rate, which it records as a percentage of current premiums. This loss provision rate is set to provide for losses on current year policies. We have been recording our loss provision at 8.5% and 7.5% of premiums during 2008 and 2007, respectively. At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation.
     Due to the uncertainty inherent in the process and to the judgment used in estimates by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our internal actuary), the stratification of certain claims (large vs. small), improvements in the Company’s claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our internal actuary’s point estimate, we would record a charge and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
     As of September 30, 2008, our initial recorded reserve for claim losses was $1.303 billion, $261.6 million lower than our internal actuary’s point estimate of $1.565 billion. As a result, at September 30, 2008, management determined that our initial recorded amounts were outside of a reasonable range from our internal actuary’s estimates and we recorded a charge as of September 30, 2008, of $261.6 million in addition to our 8.5% provision for claim losses. This charge resulted in a balance of $1.565 billion in our title insurance claim loss reserve, which is now in agreement with our actuary’s point estimate. The significant development during the quarter ended September 30, 2008, was due to changes in our actuarial model. Because of continued adverse reported and paid claims trends over the last six quarters, our actuarial model in the third quarter of 2008 was modified to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. We also had an external actuary perform an independent review of our reserve position at September 30, 2008, and the conclusion reached by the external actuary was consistent with that of our internal actuarial model.
     The table below presents our title insurance loss development experience for the nine months ended September 30, 2008.

(Dollars in thousands)
Beginning balance	$1,354,061
Claim loss provision related to:
Current year	177,097
Prior years	261,604

Total claim loss provision	438,701
Claims paid, net of recoupments related to:
Current year	(9,633)
Prior years	(218,197)

Total claims paid, net of recoupments	(227,830)

Ending balance	$1,564,932

Title premiums	$2,083,490
Provision for title insurance claim losses as a percentage of title insurance premiums
Current year	8.5%
Prior year	12.6%

Total provision	21.1%

     An approximate $27.8 million increase (decrease) in our annualized provision for claim losses would occur if our loss provision rate were 1% higher (lower), based on annualized premiums through September 30, 2008. A 5% increase (decrease) in our estimate of the reserve for claim losses would result in an increase (decrease) in our provision for claim losses of approximately $78.2 million.
     Additionally, for our specialty insurance businesses, we had claims reserves of $69.6 million and $65.8 million as of September 30, 2008 and December 31, 2007, respectively.

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
     SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. We adopted SFAS 157 as of January 1, 2008. FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined on a non-recurring basis only when there is an indication of potential impairment.
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. We have no financial instruments categorized as Level 3. In accordance with SFAS No. 157, our financial assets and liabilities that are recorded on the Condensed Consolidated Balance Sheets are categorized as Level 1 or 2 based on the inputs to the valuation techniques as follows:
Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
     The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Total
Fixed maturities available for sale	$—	$2,329,633	$2,329,633
Equity securities available for sale	34,084	—	34,084

Total	$34,084	$2,329,633	$2,363,717

     Our level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond portfolio and another for our municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We believe that our portfolio of investments are in actively traded markets. We review the pricing methodologies to ensure that we are comfortable with them and compare the resulting prices to other publicly availabe measures of fair value.
     During the three months ended September 30, 2008, we recorded impairment charges totaling $17.8 million related to our fixed maturity securities, $13.3 million related to our equity securities and $3.4 million related to other investments that were deemed other than temporarily impaired. During the nine months ended September 30, 2008, we recorded impairment charges totaling $25.4 million related to our fixed maturity securities, $16.8 million related to our equity securities, and $3.4 million related to other investments that were deemed other than temporarily impaired. During the third quarter of 2007, we recorded an impairment charge of $3.1 million on an equity investment that was considered to be other than temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was too high to not impair the assets and record the loss through earnings. The impairment charges relating to the equity securities related primarily to the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
     Revenue Recognition- Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the third quarter of 2008, we re-evaluated the method that we used to estimate this accrual and refined the method, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method.
Recent Accounting Pronouncements
     For a description of our recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     In the normal course of business, we are routinely subject to a variety of risks, as described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the Securities and Exchange Commission.
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
     At September, 2008, we had $1.4 billion in long-term debt, of which $665.5 million bears interest at a floating rate. Our fixed maturity investments and borrowings are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments in any material amount to hedge these risks.
     Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At September 30, 2008, we held $34.1 million in equity securities. The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
     For purposes of this Quarterly Report on Form 10-Q, we have performed a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
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
     Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 36.8% of total liabilities at September 30, 2008) is not included in the hypothetical effects.
     We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at September 30, 2008 and December 31, 2007, are as follows:
Interest Rate Risk
     At September 30, 2008, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities of $64.6 million as compared with a (decrease) increase of $91.9 million at December 31, 2007.
     Additionally, for the nine months ended September 30, 2008, an increase (decrease) of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an annualized increase (decrease) in the interest expense on our average outstanding floating rate debt of $5.7 million, compared to an increase (decrease) of $1.0 million for the year ended December 31, 2007.
Equity Price Risk
     At September 30, 2008, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities of $6.8 million, as compared with an increase (decrease) of $18.7 million at December 31, 2007.
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
     Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our prior Quarterly Reports on Form 10-Q in 2008. The following is an update of such proceedings:
     An amended complaint was filed in Illinois (Independent Trust v. Fidelity National Title Insurance Company of New York, filed on June 26, 2006 in the United States District Court for the Northern District of Illinois, Eastern Division) related to the litigation spawned by the defalcation of Intercounty Title Company of Illinois (“Intercounty”), an FNF agent in Chicago, Illinois. The plaintiff alleges that we wrongfully used its funds to pay monies owed by us to customers of Intercounty. The plaintiff demands compensatory damages, punitive damages and other relief. We moved to dismiss, but the motion was denied. We subsequently moved for summary judgment, and that motion has been fully briefed and submitted. The court recently granted our motion for summary judgment. On October 3, 2008, the parties settled this matter and related matters contesting the right to approximately $3.4 million in collateral. The parties agreed that, subject to court approval and notice to the beneficiaries represented by the plaintiff, this matter will be dismissed, we will take $1 million of the collateral and the balance will go to beneficiaries represented by the plaintiff. We anticipate that the settlement will be fully consummated before the end of the year.
     In February 2008, thirteen putative class actions were commenced against several of our title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers who now seek money damages. Ameriquest and Argent allege that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which these matters are pending, ruled that TILA violations as alleged in these complaints could not be the subject of a class action.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although two similar cases filed in Indiana were decertified by the appellate court, the Missouri courts have refused to decertify a case now pending there and set for trial December 15, 2008. These cases affect Fidelity National Financial, Inc., Fidelity National Title Group, Inc., Fidelity National Title Insurance Company, Chicago Title Insurance Company, and Ticor Title Insurance Company.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. We, as well as others, have been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. Public hearings on the revised regulations were held the week of August 11, 2008, in San Francisco at which the CDI received comments from industry representatives regarding possible amendments to the proposed regulations. On September 25, 2008, Governor Schwarzenegger signed SB 133, which takes effect on January 1, 2009, amends the anti-rebating provisions of Section 12404 of the Insurance Code, and creates registration and training requirements for title marketing representatives. One of the proposed regulations filed with the OAL implemented language in Section 12404 that was significantly amended by SB 133. As a result, the CDI may either eliminate that portion of the regulations or significantly revise it to be consistent with the new statutory language. To date, the CDI has taken no further action in the rulemaking process.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2007, in addition to the following.
Our pending acquisition of LFG may expose us to certain risks.
     On November 7, 2008, we announced the signing of a merger agreement to acquire LFG. The acquisition is subject to a number of conditions, including regulatory approval and the sale by LFG of its bank subsidiary, as well as a due diligence condition that we may exercise prior to 5 pm PST on November 21, 2008. As a result, it may not be completed.
     LFG has experienced financial difficulties in recent quarters. If the acquisition is completed, it may have unforeseen negative effects on our company, including potentially if there are significant undisclosed liabilities that we do not discover in our due diligence review or otherwise prior to closing. Further, we will face challenges in integrating LFG. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully, and the process of integrating this acquisition may disrupt our business and divert our resources.
If adverse changes in the levels of real estate activity continue or worsen, our revenues may decline.
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. The volume of refinancing transactions in particular and mortgage originations in general declined in 2005, 2006 and 2007 from 2004 levels, resulting in reduction of revenues in some of our businesses.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. In 2008, the sharply rising mortgage delinquency and default rates has caused negative operating results at a number of banks and financial institutions and, as a result, has significantly reduced the level of lending activity. The current Mortgage Bankers Association forecast is for approximately $1.9 trillion of mortgage originations in 2008 compared to $2.3 trillion in 2007. Several banks have failed in recent months and others may fail in the short to medium term, further reducing the capacity of the mortgage industry to make loans. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer.
     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, Fitch, A.M. Best, Demotech and LACE. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. On October 30, 2008, A.M. Best announced that it has revised its outlook for FNF to negative from stable and affirmed the financial strength rating of A for FNF and its eight title insurers. Our ratings are subject to continued periodic review by ratings agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2008:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
7/1/08—7/31/08	570,100	$13.29	570,100	12,553,030
8/1/08—8/31/08	393,400	13.38	393,400	12,159,630
9/1/08—9/30/08	100	13.88	100	12,159,530

Total	963,600	$13.32	963,600	12,159,530

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	FIDELITY NATIONAL FINANCIAL, INC.
(registrant)

	By:	Anthony J. Park

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