Form 10-K
period 2008-12-31
Fidelity National Financial, Inc.
filed 2009-03-02
CIK 1331875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the Fiscal Year Ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
Commission File No. 1-32630

Fidelity National Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Riverside Avenue	(904) 854-8100
Jacksonville, Florida 32204	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value	New York Stock Exchange
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
Yes ☐ No ☑
     The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant as of June 30, 2008 was $2,503,346,693, based on the closing price of $12.60 as reported by the New York Stock Exchange.
     As of January 31, 2009, there were 215,087,639 shares of Common Stock outstanding.
     The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2008, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

i

PART I
Item 1. Business
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. Following our acquisition of Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), we are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2007 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commowealth and Lawyers, as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). As a result, the results of operations of the companies acquired are included in our results of operations for the period from December 22 through December 31, 2008. For more information on this acquisition, see note B of Notes to Consolidated Financial Statements.
     Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which our name was changed to Fidelity National Financial, Inc. (“we,” “FNF” or the “Company”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” On July 2, 2008, FIS completed the spin-off of its former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS, by distributing all of its shares of LPS to FIS shareholders through a stock dividend. Old FNF’s chairman of the board and chief executive officer is now our chairman of the board, the executive chairman of the board of FIS, and the chairman of the board of LPS. Other key members of Old FNF’s senior management have also continued their involvement at FNF, FIS, and LPS in executive capacities. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. For periods prior to October 24, 2006 our equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian, and Remy International, Inc. (“Remy”).

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
Strategy
  Fidelity National Title Group
     Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:
•	Continue to operate each of our seven title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must leave the Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title and Alamo Title brands intact and operate these brands independently. In most of our largest markets, we operate two, and in a few cases as many as five, brands, including the brands acquired with the LFG Underwriters. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers in all aspects of our business.

•	Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. Maintaining shorter durations on our investment portfolio allows us to mitigate our interest rate risk and, in a rising interest rate environment, to increase our investment revenue, which may offset some of the decline in premiums and service revenues we would expect in such an environment. For a more detailed discussion of our investment strategies, see “Investment Policies and Investment Portfolio.”

•	Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers.

•	Maintain values supporting our strategy. We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our agents and employees seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

•	Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

  Specialty Insurance
     Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property insurance policies placed directly and through independent agents. We are positioned to be a low expense provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.
•	We offer coverage under the U.S. National Flood Insurance Program (“NFIP”) through Fidelity National Property and Casualty Insurance Company, which provides flood insurance in all 50 states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property products, including flood insurance.

•	Our underwriting practice is conservative. Catastrophe exposure is closely managed on a real time basis. We also buy reinsurance to assist in maintaining our profitability and growing our surplus.
  Possible Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings
     With assistance from our advisors, on an ongoing basis we actively evaluate possible strategic transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible means of financing the growth and operations of our business units or raising funds, through securities offerings or otherwise, for debt repayment or other purposes. In the current economic environment, we may seek to sell certain investments or other assets to increase our liquidity. Our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be completed.
Acquisitions
     Strategic acquisitions have been an important part of our growth strategy. We made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, to expand into other businesses or where we otherwise saw value.
     Acquisition of the LFG Underwriters. On December 22, 2008, we completed the acquisition of the LFG Underwriters. The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due in 2013 (see note I of Notes to Consolidated Financial Statements), and $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate (subject to post-closing adjustment) of the statutory net worth of United at the time of closing.
     Acquisition of Equity Interest in Ceridian. On November 9, 2007, we and Thomas H. Lee Partners, L.P. (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. We contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership interest by us, which we account for using the equity method of accounting for financial statement purposes. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.

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
     Equity Interest in Remy. We held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, the Company purchased all 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and then sold 1,000 of those shares to William P. Foley, II, the Company’s chairman of the board, for $1,000 per share, or a total of $1.0 million. The Company now holds a 47% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of purchased Remy Series B preferred stock with a cost basis of $19.5 million. We account for our investment in Remy using the equity method. As a result of the exchange of the Notes for the shares of common and preferred stock, the Company reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes. Remy, headquartered in Anderson, Indiana, is a leading manufacturer, remanufacturer and distributor of Delco Remy brand heavy-duty systems and Remy brand starters and alternators, locomotive products and hybrid power technology.
     Cascade Timberlands LLC. During 2006, we purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands. As of December 31, 2008, we owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 266,909 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
     Acquisition of Equity Interest in Sedgwick. On January 31, 2006, we, along with our equity partners, THL and Evercore Capital Partners, completed the acquisition of Sedgwick, which resulted in FNF obtaining a 40% interest in Sedgwick for approximately $126 million. In September 2006, we invested an additional $6.8 million in Sedgwick, maintaining our 40% ownership interest. During 2008, we sold 20% of our interest in Sedgwick (reducing our interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.
Title Insurance
     Market for title insurance. While we have seen declines during 2007 and 2008 in the title insurance market in the United States, the market remains large and grew significantly from 1995 until 2005. Demotech Inc. (“Demotech”), an independent firm providing services to the insurance industry, publishes an annual compilation of financial information from the title insurance industry called Demotech Performance of Title Insurance Companies. According to this publication, total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $17.8 billion in 2005 and then decreased to $17.6 billion in 2006 and to $15.2 billion in 2007. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

     Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by factors affecting the volume of residential real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have experienced significant declines in many parts of the country, and it is uncertain how long these trends will continue. In 2008, the sharply rising mortgage delinquency and default rates have caused negative operating results at a number of banks and financial institutions and, as a result, have significantly reduced the level of lending activity. Several banks have failed in recent months and others may fail in the short to medium term, further reducing the capacity of the mortgage industry to make loans. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top five title insurance companies (which included FNF and LFG) accounted for 92.8% of net premiums collected in 2007. Over 40 independent title insurance companies accounted for the remaining 7.2% of net premiums collected in 2007. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers and Commonwealth in 1998 to create LFG, followed by our acquisition of Chicago Title in March 2000. Then, in December 2008, we acquired LFG’s two principal title insurance underwriters, Commonwealth and Lawyers, as well as United. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
     Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents, and the facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property, and from closing related errors.
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

     Prior to the acquisition of the LFG Underwriters, we had over 1,000 offices throughout the U.S. primarily providing residential real estate title insurance. With the acquisition of the LFG underwriters on December 22, 2008, we added approximately 500 direct offices, of which approximately 180 have been eliminated. Management is currently in the process of analyzing certain of these direct offices to determine how many additional offices may be eliminated. During 2008 and 2007, as title insurance activity has decreased, we have closed and consolidated a number of our offices. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.
     Agency Operations. In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days’ notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement we maintain financial and loss experience records. We also conduct periodic audits of our agents and periodically decrease the number of agents with which we transact business in an effort to reduce future expenses and manage risks. During 2008, prior to the acquisition of the LFG Underwriters, we decreased the number of agents with which we transact business by approximately 1,300. With the acquisition of the LFG Underwriters on December 22, 2008, we added a total of approximately 7,000 agency relationships. Since that acquisition, we have terminated our agreements with approximately 3,000 of those agents and we expect to terminate our agreements with an additional 500 agents. During 2007, we reduced the number of agents with which we transact business by over 1,000.
     Fees and Premiums. One method of analyzing our business is to examine the level of premiums generated by direct and agency operations. The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Direct	$1,140,266	42.3%	$1,601,768	42.1%	$1,957,064	42.5%
Agency	1,554,743	57.7	2,198,690	57.9	2,649,136	57.5

Total title insurance premiums	$2,695,009	100.0%	$3,800,458	100.0%	$4,606,200	100.0%

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
     Geographic Operations. Prior to the acquisition of the LFG Underwriters, our direct operations were divided into approximately 170 profit centers. With the acquisition of the LFG Underwriters, we added approximately 80 profit centers, approximately 30 of which have been eliminated or combined. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 9,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider. This includes approximately 4,000 agents that were added through our acquisition of the LFG Underwriters.
     The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
California	$473,768	17.6%	$625,993	16.5%	$810,961	17.6%
Texas	337,907	12.5	479,973	12.6	514,228	11.2
Florida	208,412	7.7	412,313	10.8	635,066	13.8
New York	199,240	7.4	305,142	8.0	360,779	7.8
Illinois	118,518	4.4	161,936	4.3	199,936	4.3
All others	1,357,164	50.4	1,815,101	47.8	2,085,230	45.3

Totals	$2,695,041	100.2%	$3,800,458	100.0%	$4,606,200	100.0%

     Escrow, Title-Related and Other Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow, title-related and other services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchase and refinance activities. Escrow, title-related and other fees represented approximately 26.5%, 20.5%, and 11.8% of our revenues in 2008, 2007, and 2006, respectively.
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
Specialty Insurance
     We issue various insurance policies and contracts, which include the following:
•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP. The NFIP bears all insurance risk related to these policies.

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•	Personal lines insurance. We offer and underwrite homeowners insurance in 49 states. Automobile insurance is currently underwritten in 29 states. We will expand into several additional states in 2009 where favorable underwriting potential exists. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.
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
Specialty Insurance
     Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 15%, 15%, and 17% of our non-flood premium writings in 2008, 2007, and 2006, respectively. The second distribution channel is through independent agents and brokers nationwide. Approximately 83%, 79%, and 76% of our non-flood premium and the vast majority of our flood business was placed through this channel in 2008, 2007, and 2006, respectively. We currently have in excess of 17,000 independent agencies nationwide actively producing business on our behalf. The third distribution channel is through captive independent agents in California. This channel, comprised of 11 captive independent agents at the end of 2008, accounted for 2%, 6%, and 7% of the non-flood premium volume in 2008, 2007, and 2006, respectively.
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
Competition
Fidelity National Title Group
     The title insurance industry is highly competitive, with the top five insurance companies (which included FNF and LFG) accounting for 92.8% of net premiums collected in 2007 according to Demotech. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete. Several of these smaller competitors have closed their operations as a result of the significant decrease in activity in the residential real estate market. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
     The title insurance industry has also experienced periods of consolidation. We expect that, from time to time, we may evaluate opportunities for the acquisition of books of business or of title insurance companies or other complementary businesses, for business combinations with other concerns and for the provision of insurance related advisory services to third parties. There can be no assurance, however, that any suitable business opportunity will arise.
Specialty Insurance
     In our specialty insurance segment, we compete with the national, regional and local insurance carriers. Depending on geographic location, various personal lines carriers, such as State Farm, Allstate, Farmers, Travelers, Hartford, Nationwide and numerous other companies compete for this personal lines business. In our home warranty business, our competitors include American Home Shield and The First American Corporation. In addition to price, service and convenience are competitive factors. We strive to compete primarily through providing an efficient and streamlined product delivery platform.
Regulation
     Our insurance subsidiaries, including title insurers, property and casualty insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states which set rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
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
     Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2008, the combined statutory unearned premium reserve required and reported for our title insurers was $2,137.2 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
     The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2009, our directly owned title insurers can pay dividends or make distributions to us of approximately $214.7 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.
     The combined statutory capital and surplus of our title insurers was $634.9 million and $652.6 million as of December 31, 2008 and 2007, respectively. The combined statutory earnings of our title insurers were $170.9 million (excluding the LFG Underwriters), $204.8 million, and $413.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.
     As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
     Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2008.
     Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, Lawyers Title Company, and Gateway Title Company, and $0.1 million for Napa Valley Title Company. All of our companies were in compliance with their respective minimum net worth requirements at December 31, 2008.

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
Ratings
     Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, Fidelity National Title, Lawyers Title, LandAmerica Title of New Jersey, Security Union Title, Ticor Title, and United Capital Title. Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch Ratings, Ltd. (“Fitch”), and A. M. Best Company (“A.M. Best”) provide ratings for the entire FNF family of companies as a whole as follows:

	S&P	Moody’s	Fitch (1)	A.M. Best
FNF family of companies	A	A3	BBB	A

(1)  Fitch has also assigned a rating of BBB- to the LFG Underwriters.
     Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A	’
Chicago Title Insurance Co.	A	”
Chicago Title Insurance Co. of Oregon	A	’
Commonwealth Land Title Insurance Co.	A
Fidelity National Title Insurance Co.	A	’
Lawyers Title Insurance Corporation	A
LandAmerica NJ Title Insurance Company	N/A
Security Union Title Insurance Co.	A	’
Ticor Title Insurance Co.	A	’
Ticor Title Insurance Co. of Florida	A
United Capital Title Insurance Co.	A	’

     The ratings of S&P, Moody’s, A.M. Best, Fitch, and Demotech described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. See “Risk Factors — If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer” for further information.
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
     As of December 31, 2008 and 2007, the carrying amount, which approximates the fair value, of total investments excluding investments in unconsolidated affiliates was $3.7 billion and $3.4 billion, respectively.
     We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties. Our fixed maturities at December 31, 2008 include auction rate securities with a par value of $88.8 million and fair value of $32.1 million, which were included in the assets of the LFG Underwriters that we acquired on December 22, 2008. These auction rate securities make up one percent of our total portfolio and are our only securities classified as level 3 for valuation purposes.
     The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2008 and 2007.

	December 31,
	2008				2007
	Amortized	% of		% of	Amortized	% of		% of
Rating(1)	Cost	Total	Fair Value	Total	Cost	Total	Fair Value	Total
	(Dollars in thousands)
AAA	$1,154,868	40.7%	$1,194,028	41.8%	$1,681,547	60.0%	$1,706,834	60.4%
AA	621,375	21.9	627,731	22.0	597,608	21.3	602,881	21.4
A	778,528	27.5	760,964	26.7	399,995	14.3	399,074	14.1
BBB	231,919	8.2	223,293	7.8	100,784	3.6	97,340	3.5
BB	5,136	0.2	4,448	0.2	3,913	0.1	3,827	0.1
Other	42,383	1.5	43,365	1.5	19,785	0.7	14,616	0.5

	$2,834,209	100.0%	$2,853,829	100.0%	$2,803,632	100.0%	$2,824,572	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group and Moody’s Investors Services.
     The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2008:

	December 31, 2008
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)
One year or less	$313,583	11.1%	$315,826	11.1%
After one year through five years	1,123,303	39.6	1,129,429	39.6
After five years through ten years	845,396	29.8	848,144	29.7
After ten years	288,220	10.2	295,974	10.3
Mortgage-backed securities	263,707	9.3	264,456	9.3

	$2,834,209	100.0%	$2,853,829	100.0%

     At December 31, 2008, the majority of our mortgage-backed securities were acquired as a result of the acquisition of the LFG Underwriters. Of the total balance, 97% of these securities are rated AAA. They are made up of $150.5 million of agency mortgage-backed securities, $38.8 million of agency collateralized mortgage obligations, and $75.2 million of commercial mortgage-backed securities.
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $440.1 million and a fair value of $448.6 million were callable at December 31, 2008.
     Our equity securities at December 31, 2008 and 2007 consisted of investments in various industry groups at a cost basis of $79.8 million and $96.1 million, respectively, and fair value of $71.5 million and $93.3 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2008 or 2007.
     In addition, at December 31, 2008 and 2007, we held $644.5 million and $738.4 million, respectively, in investments that are accounted for using the equity method (see note D of Notes to Consolidated Financial Statements).
     Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2008 and 2007, short-term investments amounted to $788.4 million and $427.4 million, respectively.
     Our investment results for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Net investment income(1)	$153,770	$219,771	$244,185
Average invested assets	$3,545,490	$4,414,951	$5,088,863
Effective return on average invested assets	4.3%	5.0%	4.8%

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Employees
     As of January 31, 2009, we had approximately 13,700 full-time equivalent employees, excluding the employees that were added with the acquisition of the LFG Underwriters. With that acquisition, we added approximately 5,500 employees, including 1,600 employees that have been terminated since the acquisition. During the three years ended December 31, 2008, we sought to reduce our head count as activity in our Fidelity National Title Group segment declined. In that segment, we have reduced our full-time equivalent employees by about 2,100 during 2008, 3,100 during 2007 and 1,700 during 2006. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.
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
•	the possibility that revenues, cost savings, growth prospects, and any other synergies expected from our acquisition of the LFG Underwriters will not be realized (see “Recent Developments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy;

•	our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	significant competition that our operating subsidiaries face;

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	our business concentration in the State of California, the source of approximately 18% of our title insurance premiums; and

•	other risks detailed elsewhere in this document and in our other filings with the SEC.
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
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. The volume of refinancing transactions in particular and mortgage originations in general declined in the 2006 through 2008 period from 2005 and prior levels, resulting in reduction of revenues in some of our businesses.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. In 2008, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, have significantly reduced the level of lending activity. The current Mortgage Bankers Association forecast is for approximately $2.0 trillion of mortgage originations in 2009 compared to $1.7 trillion in 2008. In December 2008 and continuing into February 2009, our open order volumes for refinancing transactions have increased, reflecting lower interest rates. However, it is too soon to tell if the portion of these open orders that actually closes will be consistent with our closing percentages in prior periods or how long this increased activity will last. Several banks have failed in recent months and others may fail in the short to medium term, further reducing the capacity of the mortgage industry to make loans. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
  We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
     Goodwill aggregated approximately $1,581.7 million, or 18.9% of our total assets, as of December 31, 2008. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. However, if the current worldwide economic downturn continues, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.
  If the recent worsening of economic and credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.
     Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. Recent economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected and may further affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

  If we observe changes in the rate of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.
     At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range. These factors, which are more qualitative than quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), the stratification of certain claims (large vs. small), improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of the actuary’s point estimate, we would record a charge and reassess the long-term provision on a go forward basis.
     As a result of adverse claim loss development on prior policy years, we recorded charges in 2008 and 2007 totaling $261.6 million ($157.0 million net of income taxes) and $217.2 million ($159.5 million net of income taxes) in our provision for claim losses. These charges were recorded in addition to our provision for claim losses of 8.5% and 7.5%, respectively. These charges brought our reserve position to a level that represents our best estimate of our ultimate liability. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record charges in the future to increase reserves in respect of prior periods.
  Our insurance subsidiaries must comply with extensive regulations. These regulations may increase our costs or impede or impose burdensome conditions on actions that we might seek to take to increase the revenues of those subsidiaries.
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
     Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in the various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. See also the risk factor below relating to regulatory conditions in California.
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
     California is the largest source of revenue for the title insurance industry and, in 2008, California-based premiums accounted for 32% of premiums earned by our direct operations and 8% of our agency premium revenues. In the aggregate, California accounted for approximately 17.6% of our total title insurance premiums for 2008. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. Hearings on revised regulations were held in August. We, through the California Land Title Association, continue to work with the CDI to refine certain aspects of the proposed regulations, including the statistical reporting provisions.
  If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer.
     Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, Fitch, A.M. Best, and Demotech. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. On December 23, 2008, Fitch downgraded FNF’s financial strength ratings from A- to BBB. The following announcements have been made by the rating agencies regarding the current status of our ratings: S&P — CreditWatch with negative implications, Fitch — Rating Watch Negative, A.M. Best — under review with negative implications, and Moody’s — stable. In addition, Fitch has announced that the ratings of the underwriters that we recently acquired from LFG are on Rating Watch Evolving. Our ratings are subject to continued periodic review by rating agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

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
  Our recent acquisition of subsidiaries of LandAmerica Financial Group, Inc. (“LFG”) may expose us to certain risks.
     On December 22, 2008, we completed the acquisition of LFG’s two principal title insurance underwriters, Lawyers Title Insurance Corporation and Commonwealth Land Title Insurance Company, as well as United Capital Title Insurance Company (collectively, the “LFG Subsidiaries”).

     The LFG Subsidiaries have experienced financial difficulties in recent quarters. The acquisition may have unforeseen negative effects on our company, including potentially if there are significant undisclosed liabilities that we did not discover in our due diligence review or otherwise prior to closing. Further, we face challenges in integrating the LFG Subsidiaries. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully or achieve the level of cost reductions we hope to achieve, and the process of integrating this acquisition may disrupt our business and divert our resources.
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
     Our title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2009, our title insurers will be able to pay dividends or make distributions to us without prior regulatory approval of approximately $214.7 million.
     The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our underwriters or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Further, the LFG Underwriters recently acquired by us could have unexpected liabilities or asset exposures that only become apparent over time which adversely affect their surplus.
     Our specialty insurance segment is a smaller operation with respect to which we have announced that we are considering our strategic alternatives and, as a result, it is unlikely to be a significant source of dividends to us in 2009.
  We could have conflicts with FIS and LPS, and our chairman of our board of directors and other officers and directors could have conflicts of interest due to their relationships with FIS or LPS.
     FIS and we were under common ownership by another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”) until October 2006, when Old FNF distributed all of its FNF shares to the stockholders of Old FNF. In November 2006, Old FNF then merged into FIS. On July 2, 2008, FIS completed the spin-off of its former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS, by distributing all of its shares of LPS to FIS shareholders through a stock dividend.
     Conflicts may arise between FIS and us, or LPS and us, in each case as a result of our ongoing agreements and the nature of our respective businesses. Among other things, following the merger between Old FNF and FIS, FIS and we have remained parties to a variety of agreements, some of which were assigned to LPS by FIS in the spin-off. We also became a party to a variety of agreements with FIS and LPS in connection with the spin-off, and we may enter into further agreements with FIS or LPS. Certain of our executive officers and directors could be subject to conflicts of interest with respect to such agreements and other matters due to their relationships with FIS or LPS.

     Some of our executive officers and directors own substantial amounts of FIS and LPS stock and stock options. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FIS or LPS or any of their respective subsidiaries.
     William P. Foley, II, is the chairman of our board of directors, the executive chairman of the board of FIS and the chairman of the board of LPS. As a result of his roles, he has obligations to us, FIS and LPS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s or LPS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to each of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, FIS, LPS and we have overlapping directors and officers.
     Matters that could give rise to conflicts between us and FIS or LPS include, among other things:
•	our ongoing and future relationships with FIS or LPS, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, claims administration and handling, and other matters; and

•	the quality and pricing of services that we have agreed to provide to FIS or LPS or that it has agreed to provide to us.
     We seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FIS and LPS and through oversight by independent members of our board of directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FIS and LPS, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.
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
  The markets in which our principal operating subsidiaries operate are highly competitive. Some of our potential competitors have greater resources than we do, and we may face competition from new entrants with alternative products or services.
     The title insurance industry is highly competitive. According to Demotech, the top five title insurance companies (which included FNF and LFG) accounted for 92.8% of net premiums collected in 2007. Over 40 independent title insurance companies accounted for the remaining 7.2% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our title insurance business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies, and independent agency operations at the regional and local level. These smaller companies may expand into other markets in which we compete.
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
    Our 1031 exchange business may be adversely affected by proposed regulations under Section 468B and Section 7872 of the Internal Revenue Code.
      The IRS has proposed regulations under Section 468B regarding the taxation of the income earned on escrow accounts, trusts and other funds used during deferred exchanges of like-kind property and under Section 7872 regarding below-market loans to facilitators of these exchanges. The proposed regulations affect taxpayers that engage in like-kind exchanges and escrow holders, trustees, qualified intermediaries, and others that hold funds during like-kind exchanges. We currently do not know what effect these changes will have on our 1031 exchange businesses.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company has its corporate headquarters on its campus in Jacksonville, Florida, which it leases from its former affiliate, LPS. The majority of our branch offices are leased from third parties (see note L to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 44 states, Washington, DC, Puerto Rico, Canada, and Mexico.
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
     There are class actions (Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio and Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division; Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania; O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania; Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania; Alberton v. Commonwealth Land Title Insurance Company filed on July 24, 2006 in the United States District Court of the Eastern District of Pennsylvania; Henderson, Miles, individually and on behalf of all others similarly situated v. Lawyers Title Insurance Corporation, filed on January 25, 2002, in the Common Pleas Court of Cuyahoga County, Ohio; Simon, Rodney P. and Tracy L. v. Commonwealth Land Title Insurance Company, filed on March 5, 2003, in the Court of Common Pleas for Cuyahoga County, Ohio; Macula v. Lawyers Title Insurance Corporation, filed on May 25, 2007 in the U.S. District Court for the Northern District of Ohio, Eastern Division; Higgins, Kenneth and Deete, individually and on behalf of others similarly situated v. Commonwealth Land Title Insurance Company, filed on September 20, 2004, in the Circuit Court of Nassau County, State of Florida; DeCooman, Shariee L., individually and on behalf of all others similarly situated v. Lawyers Title Insurance Corporation, filed on August 12, 2005 in the Court of Common Pleas of Allegheny County, Pennsylvania; Hancock v. Chicago Title Insurance Company, filed on August 22, 2007; Villafranca v. Ticor Title Insurance Company, filed on January 25, 2008; Chapman v. Commonwealth Land Title Insurance Company, filed on January 29, 2009; filed in the United States District Court for the Northern District of Texas; Leslie v. Fidelity National Title Insurance Company, filed on August 22, 2008; Kingsberry v. Chicago Title Insurance Company, filed on January 8, 2008, in the United States District Court for the Western District of Washington; Tenhundfeld v. Chicago Title Insurance Company, filed on February 15, 2007, in the United States District Court for the Eastern District of Kentucky; Lind v. Fidelity National Title Insurance Company, filed on April 24, 2008, in the United States District Court for the District of Oregon) pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name FNF (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. (These cases are Dolan, et al. v. Fidelity Nat’l Title Ins. Co., et al. (Consolidated New York Actions), filed on February 1, 2008 in the Eastern District of New York; In re California Title Insurance Litigation, filed on March 10, 2008 in the Northern District of California; In re Washington Title Insurance Litigation, filed on March 10, 2008 in the Western District of

Washington; In re Pennsylvania Title Insurance Litigation, filed on March 11, 2008 in the Eastern District of Pennsylvania; Gougeon, et al. v. Chicago Title Ins. Co., et al. filed on March 12, 2008 in D. Massachusetts; In Re Title Insurance Antitrust Cases, filed March 18, 2008 in the Northern District of Ohio; Classic Homes and Development v. Fidelity Nat’l Title Ins. Co., et al. filed on March 19, 2008 in the Eastern District of Arkansas; In re New Jersey Title Insurance Litigation filed on March 19, 2008 in D. New Jersey; Backel, et al. v. Fidelity Nat’l Title Ins. Co., et al., filed on March 20, 2008 in the Southern District of West Virginia; Winn, et al v. Alamo Title Ins. Co., et al., filed on April 3, 2008 in the Eastern District of Texas; McCray, et al. v. Fidelity Nat’l Title Ins. Co., et al filed on October 15, 2008 in the District of Delaware).
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent allege that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which these matters are pending, ruled that TILA violations as alleged in these complaints could not be the subject of a class action.
     There are class actions pending against FNF, Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc. (Halpin v. United Title, Inc. filed on January 25, 2008 in the Boulder County District Court, Colorado, Case No. 2008CV99), and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company (Hartis v. CTIC filed on August 21, 2008 in the U.S. District Court for the Western District of Missouri, Case No. 08-CV-0607-W-DW). Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification (Doll v. Chicago Title Insurance Company, filed on September 28, 2006 in the U.S. District Court for the District of Kansas). And, although a similar case filed in Indiana was decertified by the appellate court (Gresh v CTIC filed on April 29, 2003 in the Lake Superior Court, Hammond, Indiana, Case No. 45D01-0304-PL-0064), and we have moved to decertify a companion case there (Roark v Ticor filed on April 29, 2003 in Lake Superior Court, Hammond, Indiana), the Missouri courts have refused to decertify a case now pending and set for trial June 1, 2009 (Krause v. CTIC filed on September 2, 2005 in Circuit Court of Jackson County, Kansas City, Missouri). On January 30, 2009, the court granted the Fidelity defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states (Arevalo v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006 in the U.S. District Court for the Western District of Texas, San Antonio Division, Case No. SA 06CA0265 0G). On January 26, 2009 a recording fee class action was filed in New Jersey. (Arthur Chassen individually and on behalf of all others similarly situated v Fidelity National Financial, filed in the U. S. District Court for New Jersey, Case Number 09-291 (PGS).
     There are class actions (Cornelius et al. individually and on behalf of all others similarly situated, v. Fidelity National Title Company et al., W.D.Wash. Case No. 2:08-cv-00754-MJP, filed on May 14, 2008, in the U.S. District Court for the Western District of Washington; Bushbeck, individually and on behalf of all others similarly situated, v. Chicago Title Insurance Co., W.D.Wash. Case No. 2:08-CV-00755-JLR filed on May 14, 2008, in the U.S.

District Court for the Western District of Washington; Hanka, individually and on behalf of all others similarly situated, v. Chicago Title Insurance Company, W.D. Wash. Case No. 2:08-cv-00984-JLR filed on June 26, 2008, in the U.S. District Court for the Western District of Washington) pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees (Cornelius, Bushbeck) and unnecessary “junk” fees (wire fees; document download fees) (Hanka) without performing any separate service for those fees which was not already included as a service for the “escrow fee”. Additionally, two of the cases (Cornelius and Hanka) allege that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification have not yet been filed in any of these cases.
     On December 3, 2007, a former title officer for Lawyers Title Insurance Corporation in California filed a putative class action suit against Lawyers and LandAmerica Financial Group, Inc. (“LFG”) (together, the “Defendants”) in the Superior Court of California for Los Angeles County (Chaffin v. Lawyers Title Company and LandAmerica Financial Group, Inc., filed on December 3, 2007 in the Superior Court for Los Angeles County). A similar putative class action was filed against the Defendants by former Lawyers escrow officers in California, in the same court on December 12, 2007 (Hay et al. v. Lawyers Title Company and LandAmerica Financial Group, Inc., filed on December 12, 2007 in the Superior Court for Los Angeles County). The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation in May 2009. Should further litigation prove necessary following the mediation, we believe we have meritorious defenses both to class certification and to liability.
     Various governmental entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions. For a description of certain pending regulatory matters in California, see Item 1A, Risk Factors.
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

			Cash Dividends
	High	Low	Declared
Year ended December 31, 2008
First quarter	$20.96	$12.60	$0.30
Second quarter	19.17	12.56	0.30
Third quarter	18.19	11.93	0.30
Fourth quarter	18.51	6.66	0.15
Year ended December 31, 2007
First quarter	$26.21	$22.92	$0.30
Second quarter	28.62	22.92	0.30
Third quarter	24.22	16.46	0.30
Fourth quarter	17.81	13.10	0.30
     On January 30, 2009 the last reported sale price of our common stock on the New York Stock Exchange was $14.62 per share. As of January 30, 2009, we had approximately 5,487 stockholders of record.
     On February 3, 2009, our Board of Directors formally declared a $0.15 per share cash dividend that is payable on March 31, 2009 to stockholders of record as of March 17, 2009.
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
     Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2008, $1,547.5 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2009, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $214.7 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
     On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We began purchasing shares under this program on a regular basis on April 30, 2007, and, through December 31, 2008, we had repurchased a total of 12,840,470 shares for $229.1 million, or an average of $17.84 per share, none of which were purchased in the three months ended December 31, 2008. We have not repurchased any shares under this program since December 31, 2008. For more information, please see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Item 6. Selected Financial Data
     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2008 presentation.
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

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except per share and other data)
Operating Data:
Revenue	$4,329,095	$5,523,175	$9,434,399	$9,654,226	$8,293,623

Expenses:
Personnel costs	1,355,845	1,700,935	3,225,319	3,224,678	2,786,297
Other operating expenses	1,208,647	1,109,438	2,075,101	1,702,353	1,598,942
Agent commissions	1,218,044	1,698,215	2,035,423	2,060,467	2,028,926
Depreciation and Amortization	142,759	130,092	460,750	406,259	338,434
Provision for claim losses	630,404	653,876	486,334	480,556	311,916
Interest expense	68,789	54,941	209,972	172,327	47,214

	4,624,488	5,347,497	8,492,899	8,046,640	7,111,729

(Loss) earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and minority interest	(295,393)	175,678	941,500	1,607,586	1,181,894
Income tax (benefit) expense	(125,542)	46,776	350,871	573,391	438,114

Earnings before equity in (loss) earnings of unconsolidated affiliates and minority interest	(169,851)	128,902	590,629	1,034,195	743,780
Equity in (loss) earnings of unconsolidated affiliates	(13,375)	835	1,702	354	2,197

(Loss) earnings before minority interest	(183,226)	129,737	592,331	1,034,549	745,977
Minority interest	(4,210)	(32)	154,570	70,443	5,015

Net (loss) earnings	$(179,016)	$129,769	$437,761	$964,106	$740,962

Per Share Data(6):
Basic net (loss) earnings per share	$(0.85)	$0.60	$2.40	$5.56

Weighted average shares outstanding, basic basis	209,974	216,583	182,031	173,463
Diluted net (loss) earnings per share	$(0.85)	$0.59	$2.39	$5.55

Weighted average shares outstanding, diluted basis	209,974	219,989	182,861	173,575
Unaudited pro forma net earnings per share — basic and diluted(7)					$4.28

Unaudited pro forma weighted average shares — basic and diluted(7)					172,951
Dividends declared per share	$1.05	$1.20	$1.17	0.25
Balance Sheet Data:
Investments(8)	$4,376,493	$4,101,821	$4,121,751	$4,564,189	$3,346,276
Cash and cash equivalents(9)	315,297	569,562	676,444	513,394	331,222
Total assets	8,368,240	7,587,853	7,259,559	11,104,617	9,270,535
Notes payable	1,350,849	1,167,739	491,167	3,217,019	1,370,556
Reserve for claim losses(10)	2,738,625	1,419,910	1,220,636	1,113,506	1,000,474
Minority interests and preferred stock of subsidiary	51,199	53,868	56,044	636,304	18,874
Stockholders’ equity	2,805,573	3,244,088	3,474,368	3,279,775	4,700,091
Book value per share(11)	$13.05	$15.23	$15.75	18.81

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In thousands, except per share and other data)
Other Data:
Orders opened by direct title operations	1,860,400	2,259,800	3,146,200	3,615,400	3,680,200
Orders closed by direct title operations	1,121,200	1,434,800	2,051,500	2,487,000	2,636,300
Provision for title insurance claim losses to title insurance premiums(10)	18.2%	13.2%	7.5%	7.2%	5.5%
Title related revenue(12):
Percentage direct operations	59.5%	55.4%	53.7%	56.4%	55.2%
Percentage agency operations	40.5%	44.6%	46.3%	43.6%	44.8%

(1)	Our financial results for the year ended December 31, 2008, include a charge to our provision for claim losses of $261.6 million ($157.0 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years and the results of various entities acquired on various dates during 2008.

(2)	Our financial results for the year ended December 31, 2007, include charges to our provision for claim losses totaling $217.2 million ($159.5 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years and the results of various entities acquired on various dates during 2007.

(3)	Beginning October 24, 2006, the date on which the 2006 Distribution was completed, our financial results no longer include the results of FIS. The operations of FIS continue to be included in our results for periods prior to October 24, 2006. In addition, FIS’s financial results for 2006 include the results of operations of Certegy Inc. (“Certegy”) since February 1, 2006, the date on which Certegy was acquired by FIS (see note B of Notes to Consolidated Financial Statements).

(4)	Our financial results for the year ended December 31, 2005 include in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary stock, approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest of FNT and additional minority interest expense related to the minority interests issued in FNT and FIS. (See note A of the Notes to Consolidated Financial Statements).

(5)	Our financial results for the year ended December 31, 2004 include the results of various entities acquired on various dates during 2004.

(6)	Our historical basic and diluted earnings per share for 2006 and 2005 have been calculated using FNT’s basic and diluted weighted average shares outstanding.

(7)	Unaudited pro forma net earnings per share for 2004 is calculated using the number of outstanding shares of Old FNF on a date prior to the distribution of FNT shares to Old FNF shareholders in 2005.

(8)	Investments as of December 31, 2008, 2007, 2006, 2005, and 2004 include securities pledged to secure trust deposits of $382.5 million, $513.8 million, $696.8 million, $656.0 million, and $546.0 million, respectively. Investments as of December 31, 2008, 2007, 2006, and 2005 include securities pledged relating to our securities lending program of $103.6 million, $264.2 million, $305.3 million and $138.7 million, respectively.

(9)	Cash and cash equivalents as of December 31, 2008, 2007, 2006, 2005, and 2004 include cash pledged to secure trust deposits of $109.6 million, $193.5 million, $228.5 million, $234.7 million, and $195.2 million, respectively. Cash and cash equivalents as of December 31, 2008, 2007, 2006 and 2005 include cash pledged relating to our securities lending program of $107.6 million, $271.8 million, $316.0 million, and $143.4 million, respectively.

(10)	As a result of adverse title insurance claim loss development on prior policy years, we recorded charges in 2008 totaling $261.6 million, or $157.0 million net of income taxes, and in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These charges were recorded in addition to our provision for claim losses of 8.5% and 7.5% for the years ended December 31, 2008 and 2007, respectively.

(11)	Book value per share is calculated as stockholders’ equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(12)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
     Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,(2)
	(In thousands, except per share data)
2008
Revenue	$1,137,160	$1,179,798	$989,683	$1,022,454
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	36,367	13,527	(322,874)	(22,413)
Net earnings (loss)	27,245	6,925	(198,302)	(14,884)
Basic earnings (loss) per share	0.13	0.03	(0.95)	(0.07)
Diluted earnings (loss) per share	0.13	0.03	(0.95)	(0.07)
Dividends paid per share	0.30	0.30	0.30	0.15

2007
Revenue	$1,366,880	$1,495,000	$1,361,408	$1,299,887
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	124,705	126,441	(66)	(75,402)
Net earnings (loss)	83,399	84,835	6,472	(44,937)
Basic earnings (loss)per share	0.38	0.39	0.03	(0.21)
Diluted earnings (loss) per share	0.37	0.38	0.03	(0.21)
Dividends paid per share	0.30	0.30	0.30	0.30

(1)	Includes loss provision charge of $261.6 million, or $157.0 million net of income taxes, in 2008 and $81.5 million, or $55.5 million net of income taxes, in 2007.

(2)	Includes loss provision charge of $135.7 million, or $104.0 million net of income taxes, in 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
     The results of operations and statement of financial position reported on this Form 10-K have been adjusted for certain items and reclassifications determined subsequent to our earnings release on February 4, 2009. These adjustments primarily relate to purchase accounting reclassifications on the balance sheet that arose as we continued to analyze balances in conjunction with the acquisition of the LFG Underwriters on December 22, 2008 and other adjustments arising during the completion of the audit of our reported results. These adjustments reduced our 2008 year to date earnings approximately $21.7 million pre-tax, $ 13.2 million after-tax, or $0.06 per share, as compared with the amounts reported in our earnings release on February 4, 2009.
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
Recent Developments
     On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commowealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due in 2013 (see note I of Notes to Consolidated Financial Statements), and $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate (subject to post-closing adjustment) of the statutory net worth of United at the time of closing. The operations of these companies are included in the Fidelity National Title Group segment from their acquisition date of December 22, 2008.
      During 2008, prior to the acquisition, the LFG Underwriters generated significant revenue but had substantial losses from operations. Since the acquisition, FNF has been engaged in an effort to reduce overhead at the LFG Underwriters and restore them to profitability. Through the end of January, FNF had eliminated approximately 1,500 of the 5,500 employees and closed approximately 125 of the offices acquired in the transaction. Agent relationships are also being evaluated and reductions in the agency base have also occurred and are continuing. As a result of these measures, and due in part to the loss of business momentum at the LFG Underwriters prior to the acquisition resulting from the Chapter 11 case of LFG and other causes, it seems likely that the operations of the LFG Underwriters will, at least initially, be somewhat less sizable than they were historically. For the months of January and February 2009, the direct operations of the LFG Underwriters contributed an average of approximately 16% of the total direct orders opened by the Company. Therefore, the reported results of the LFG Underwriters for prior periods are not necessarily indicative of the results to be expected for any future period.
Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2007 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF” or the “Company”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” On July 2, 2008, FIS completed the spin-off of its former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS, by distributing all of its shares of LPS to FIS shareholders through a stock dividend. Old FNF’s chairman of the board and chief executive officer is now our chairman of the board, the executive chairman of the board of FIS, and the chairman of the board of LPS. Other key members of Old FNF’s senior management have also continued their involvement at FNF, FIS, and LPS in executive capacities. Under applicable accounting principles, following these transactions, Old FNF’s historical financial statements, with the exception of equity and earnings per share, became our historical financial statements, including the results of FIS through the date of our spin-off from Old FNF. For periods prior to October 24, 2006 our equity has been derived from FNT’s historical equity and our historical basic and diluted earnings per share have been calculated using FNT’s basic and diluted weighted average shares outstanding.

     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operation of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies. Our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. However, there can be no assurance that any transaction will be completed.

•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).
     Through October 23, 2006, our results also included the operations of FIS as a separate segment. This segment provided transaction processing services, consisting principally of technology solutions for banks and other financial institutions, credit and debit card services and check risk management and related services for retailers and others. This segment also provided lender processing services, consisting principally of technology solutions for mortgage lenders, selected mortgage origination services such as title agency and closing services, default management and mortgage information services. FIS’s credit and debit card services and check risk management services were added through its merger with Certegy Inc. (“Certegy”). This merger closed in February 2006 and as a result these businesses are not included in FIS’s financial information prior to the closing.
Related Party Transactions
     Our financial statements reflect transactions with FIS and LPS, which are related parties. Please see note A of the Notes to Consolidated Financial Statements.
Business Trends and Conditions
Fidelity National Title Group
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The volume of refinancing transactions in particular and mortgage originations in general declined in the 2006 through 2008 period from 2005 and prior levels, resulting in reduction of revenues in some of our businesses.
     We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.
     Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, from January 2001 through June 2004, the Federal Reserve decreased interest rates by a total of 550 basis points, bringing interest rates down to a level not seen before in recent history and increasing the volume of residential real estate purchases and refinance activity. From June 2004 through September 2007, the Federal Reserve increased interest rates by a total of 425 basis points. In 2007, as interest rates on adjustable rate mortgages reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risk associated with investing in subprime mortgage loans. In addition, tighter lending standards and a bearish outlook on the real estate environment caused potential home buyers to become reluctant to purchase homes. In 2008, the increase in foreclosure activity, which had previously been limited to the subprime mortgage market, became more widespread as borrowers encountered difficulties in attempting to refinance their adjustable rate mortgages. In 2008, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Several banks have failed in recent months and others may fail in the short to medium term, further reducing the capacity of the mortgage industry to make loans. As a result of these factors, our title insurance order counts and revenues have decreased substantially. The Federal Reserve tried to alleviate investors’ concerns by reducing interest rates by a total of 75 basis points in late 2007, 325 basis points through October 2008, and another 75-100 basis points in December 2008. The federal funds rate is now 0.0%-0.25% compared to 5.25% in August 2007. A reduction in rates in the first quarter of 2008 resulted in a temporary increase in refinance order volumes that was not sustained. The further reduction in rates in the fourth quarter of 2008 has resulted in another increase in refinance order volumes in December 2008 and continuing into February 2009. However, it is too soon to tell if the portion of these open orders that actually closes will be consistent with our closing percentages in prior periods or how long this increased activity will last. According to the Mortgage Bankers Association’s (“MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancings) were approximately $1.7 trillion, $2.3 trillion, and $2.7 trillion in 2008, 2007, and 2006, respectively. The MBA’s Mortgage Finance Forecast estimates a $2.0 trillion mortgage origination market for 2009, which would be an increase of 12.1% from 2008. The MBA further forecasts that the 12.1% increase will result primarily from refinance transactions.
     Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     In October 2008, we announced our plans to begin the process of reviewing and increasing our title insurance rates across the country. Since that time, we have instituted revised rates that are now effective in approximately 21 states, including a 10% increase in California. The pricing increases have been generally in the range 5-10%. Additional rate revisions are pending in a number of other states and we are also analyzing the filed rates of the LFG Underwriters to make them consistent with the rest of our underwriters.
     Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above.
     Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In 2007 and 2008, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity. In addition, we have experienced a significant decrease in our commercial fee per file, which we believe is due, in part, to delays in the closings of many larger deals resulting from difficulties or delays in obtaining financing.
Specialty Insurance
     Our specialty insurance business participates in the NFIP. We earn fees under that program for settling flood claims and administering the program. We serve as administrator and processor in our flood insurance business, and bear none of the underwriting or claims risk. The U.S. federal government is guarantor of flood insurance coverage written under NFIP and bears the underwriting risk. Revenues from our flood insurance business are impacted by the volume and magnitude of claims processed as well as the volume and rates for policies written. For example, when a large number of claims are processed as a result of a natural disaster, such as a hurricane, we experience an increase in the fees that we receive for settling the claims.

     Revenues from our homeowners’ insurance and home warranty businesses are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share. Recently, revenues from our homeowners’ insurance business have decreased as a result of efforts to tighten our underwriting standards and eliminate unprofitable agents and territories, a strategy which we believe will benefit the Company in the long term.
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
     Unlike many other forms of insurance, title insurance requires only a one-time premium for continuous coverage until another policy is warranted due to changes in property circumstances arising from refinance, resale, additional liens, or other events. Unless we issue the subsequent policy, we receive no notice that our exposure under our policy has ended and, as a result, we are unable to track the actual terminations of our exposures.
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
     The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	December 31,		December 31,
	2008	%	2007	%
	(In thousands)
PLR	$369,085	13.8%	$214,243	16.2%
IBNR	2,309,902	86.2%	1,108,379	83.8%

Total Reserve	$2,678,987	100.0%	$1,322,622	100.0%

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
     Due to the uncertainty inherent in the process and to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to be comfortable with the position of the recorded reserve within a range. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our internal actuary), the stratification of certain claims (large vs. small), improvements in the Company’s claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our internal actuary’s point estimate, we would record a charge and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
     At December 31, 2008, our initial reserve for claim losses, excluding the reserve for claim losses included in the net assets that we purchased from LFG, was $1.563 billion, which was $16.1 million, or 1.0%, higher than our internal actuary’s point estimate of $1.547 billion. We believe our recorded position is adequate as of December 31, 2008. As of September 30, 2008, our initial recorded reserve for claim losses was $1.303 billion, $261.6 million lower than our internal actuary’s point estimate of $1.565 billion. As a result, at September 30, 2008, management determined that our initial recorded amount was outside of a reasonable range from our internal actuary’s estimate and we recorded a charge of $261.6 million in addition to our 8.5% provision for claim losses. This charge resulted in a balance of $1.565 billion in our title insurance claim loss reserve, which was in agreement with our actuary’s point estimate at September 30, 2008. The significant development during the quarter ended September 30, 2008, was due to changes in our actuarial model resulting, in part, from adverse claim loss development on prior policy years. Because of continued adverse reported and paid claim trends over the previous six quarters, our actuarial model in the third quarter of 2008 was modified to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. We also had an external actuary perform an independent review of our reserve position at September 30, 2008, and the conclusion reached by the external actuary was consistent with that of our internal actuarial model.
     In connection with the acquisition of the LFG Underwriters on December 22, 2008, we have recorded a reserve for claim losses of $1.116 billion. The acquired reserves were computed by performing an actuarial analysis which utilized a process similar to FNF’s process described above and then applying an adjustment to the actuarial balance to record the acquired reserves at their estimated fair value as of December 31, 2008. The fair value adjustments were calculated by taking the estimated payment stream of the actuarial reserves and discounting them utilizing the U.S. Treasury Yield Curve. We then applied a discounted risk and profit load to the discounted reserves to estimate the fair value of the claim loss reserves at December 31, 2008.
     As of December 31, 2007, our initial recorded reserve for claim losses was $1.187 billion, $97.3 million lower than our internal actuary’s point estimate of $1.284 billion. As of September 30, 2007, our initial recorded reserve for claim losses was $1.152 billion, $81.5 million lower than our internal actuary’s estimate of $1.233 billion. As a result, at December 31, 2007 and at September 30, 2007, management determined that our initial recorded amounts were outside of a reasonable range from our internal actuary’s estimates and we recorded total charges in 2007 of $217.2 million (made up of $81.5 million in the third quarter and $135.7 million in the fourth quarter) in addition to our 7.5% provision for claim losses. These charges resulted in a balance of $1.323 billion in our title insurance claim loss reserve at December 31, 2007, which was $39 million, or 3%, higher than the actuary’s point estimate but still within a reasonable range. Management believed the appropriate reserve was higher than the actuary’s point estimate because, in our judgment, as a result of the actuarial models and assumptions used, the full extent of adverse development in the trend of paid claims had not yet been fully reflected in the actuary’s estimate at December 31, 2007. We believed that such adverse paid development would result in an increase in ultimate losses for prior years over and above those projected by our internal actuary’s point estimate, thus we provided for ultimate loss in excess of such estimate. Please see Item IA, Risk Factors, “If we observe changes in the rate of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.”
     The table below presents our title insurance loss development experience for the past three years.

	2008	2007	2006
	(In thousands)
Beginning balance	$1,354,061	$1,154,872	$1,068,072
Reserve assumed/(transferred)(a)	1,115,803	—	(8,515)
Claims loss provision related to:
Current year	229,076	285,034	306,179
Prior years	261,876	217,216	39,399

Total claims loss provision	490,952	502,250	345,578

Claims paid, net of recoupments related to:
Current year	(12,865)	(16,982)	(18,815)
Prior years	(268,964)	(286,079)	(231,448)

Total claims paid, net of recoupments	(281,829)	(303,061)	(250,263)

Ending balance	$2,678,987	$1,354,061	$1,154,872

Title premiums	$2,695,009	$3,800,458	$4,608,329

	2008	2007	2006
	(In thousands)
Provision for claim losses as a percentage of title insurance premiums:
Current year	8.5%	7.5%	6.6%
Prior years	9.7%	5.7%	0.9%

Total provision	18.2%	13.2%	7.5%

(a)	Reserves assumed in 2008 were assumed in the purchase of the LFG Underwriters.
     An approximate $27.0 million increase (decrease) in our annualized provision for claim losses would occur if our loss provision rate were 1% higher (lower), based on 2008 title premiums of $2,695.0 million. A 5% increase (decrease) in our estimate of the reserve for claim losses would result in an increase (decrease) in our provision for claim losses of approximately $133.9 million.
     Additionally, for our specialty insurance businesses, we had claims reserves of $59.6 million and $65.8 million as of December 31, 2008 and 2007.
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

Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we have the ability and intent to hold them to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other than temporary impairment analysis. We believe that our monitoring and analysis has allowed for the proper recognition of other than temporary impairments over the past three year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. Our investment portfolio exposure to sub-prime mortgage backed securities is immaterial.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value.
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
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with SFAS No. 157, our financial assets and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
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
Level 3. Financial assets and liabilities whose values are based on model inputs that are unobservable.
     The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale	$—	$2,821,774	$32,055	$2,853,829
Equity securities available for sale	71,516	—	—	71,516

Total	$71,516	$2,821,774	$32,055	$2,925,345

     Our level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond portfolio and another for our municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We believe that these investments are in actively traded markets. We review the pricing methodologies for all of our level 2 securities to ensure that we are comfortable with them and compare the resulting prices to other publicly available measures of fair value. Our fixed maturities classified as level 3 consist of auction rate securities for which there is no active market and are valued using models with some non-observable inputs. Fair values for these securities are provided by a third-party pricing service. These securities represent one percent of our total portfolio.
     During 2008, 2007, and 2006, we recorded other than temporary impairments totaling $59.0 million, $3.1 million, and $9.1 million, respectively. Impairment charges in 2008 included $25.4 million related to our fixed maturity securities, $30.1 million related to our equity securities, and $3.4 million related to other investments that were deemed other than temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was too high to not impair the assets and record the loss through earnings. The impairment charges relating to the equity securities related primarily to the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
     Goodwill. We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2008 and 2007, goodwill aggregated $1,581.7 million and $1,344.6 million, respectively. The majority of our goodwill as of December 31, 2008 and 2007 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The increase of $237.1 million for the year ended December 31, 2008, relates primarily to our acquisition of the LFG Underwriters. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and have determined that we have a fair value in excess of our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.
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
     The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. In 2008, we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded impairment charges of $4.0 million, relating to the write-off of these assets. These impairments were recorded as other operating expense in our 2008 Consolidated Statements of Earnings. There were no impairment charges recorded relating to intangible assets during 2007 or 2006.
     Computer Software. Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight line method over a 3 year period and software acquired in business combinations is recorded at its fair value and amortized using straight line and accelerated methods over their estimated useful lives, ranging from 5 to 10 years. During 2008, we recorded impairment expense of $4.5 million related to computer software. These impairments were recorded as depreciation and amortization expense in our 2008 Consolidated Statement of Earnings.

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
     Revenue Recognition. The following describes our revenue recognition policies as they pertain to each of our segments:
     Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the second half of 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in 2008 revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in 2008 pre-tax earnings and $7.6 million in 2008 net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008. We are likely to continue to have changes to our accrual for agency revenue in the future.
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

Certain Factors Affecting Comparability
     Year ended December 31, 2008. As a result of a change in our actuarial model resulting, in part, from adverse claim loss development on prior policy years, we recorded a charge in 2008 of $261.6 million, or $157.0 million net of income taxes, to our provision for claim losses. This charge was recorded in addition to our 8.5% provision for claim losses.
     Year ended December 31, 2007. As a result of adverse claim loss development on prior policy years, we recorded charges in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These charges were recorded in addition to our 7.5% provision for claim losses.
     Year ended December 31, 2006. For periods prior to October 24, 2006, the date of the closing of the 2006 Distribution, our Consolidated Statements of Earnings included the results of FIS. (See note A of the Notes to Consolidated Financial Statements for a description of the accounting treatment of the 2006 asset contribution by FNF and the 2006 Distribution).
Results of Operations
Consolidated Results of Operations
     Net (loss) earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Total revenue	$4,329,095	$5,523,175	$9,434,064

Total expenses	$4,624,488	$5,347,497	$8,492,899

Net (loss) earnings	$(179,016)	$129,769	$437,761

     Revenue. The following table presents the components of our revenue:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Direct title insurance premiums	$1,140,266	$1,601,768	$1,957,064
Agency title insurance premiums	1,554,743	2,198,690	2,649,136
Escrow, title-related and other fees	1,148,539	1,132,415	1,114,047
Transaction processing	—	—	3,094,370
Specialty insurance	373,392	386,427	394,613
Interest and investment income	134,370	185,417	206,607
Realized gains and losses, net	(22,215)	18,458	18,562

Total revenue	$4,329,095	$5,523,175	$9,434,399

Orders opened by direct title operations	1,860,400	2,259,800	3,146,200
Orders closed by direct title operations	1,121,200	1,434,800	2,051,500
     Total revenue in 2008 decreased $1,194.1 million compared to 2007, reflecting decreases across all business segments. Total revenue in 2007 decreased $3,911.2 million compared to 2006, reflecting decreases in the Fidelity National Title Group and specialty insurance segments, partially offset by an increase in the corporate and other segment. In addition, revenues in 2006 included $3,289.1 million of revenues from FIS and LPS operations .

     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Direct	$1,140,266	42.3%	$1,601,768	42.1%	$1,957,064	42.5%
Agency	1,554,743	57.7	2,198,690	57.9	2,649,136	57.5

Total title insurance premiums	$2,695,009	100.0%	$3,800,458	100.0%	$4,606,200	100.0%

     Title insurance premiums were $2,695.0 million in 2008, $3,800.5 million in 2007, and $4,606.2 million in 2006. Both direct and agency title premiums decreased in each period.
     In 2008 and 2007, our mix of direct and agency title premiums stayed relatively consistent, with agency premiums making up 57.7% of total premiums in 2008, compared with 57.9% in 2007 and 57.5% in 2006.
     LPS operates a title agency business that serves as an agent for our title operations. However, because the operations of LPS were included in our results for periods prior to October 24, 2006, title premiums generated by LPS were included in our direct title premiums prior to that date and in our agency title premiums after that date. Direct title premiums decreased $461.5 million, or 28.8%, in 2008 compared to 2007. Direct title premiums decreased $281.8 million, or 15.0%, in 2007 compared to 2006, excluding $73.5 million in direct title premiums generated by LPS prior to October 24, 2006. The decreased level of direct title premiums in 2008 is the result of decreases in closed order volumes and fee per file. The decrease in direct title premiums in 2007 is the result of a decrease in closed order volumes partially offset by increases in fee per file. Excluding the operations of LPS in 2006, closed order volumes in our direct operations were approximately 1,121,200 in 2008, 1,434,800 in 2007, and 1,777,900 in 2006, with decreases in each case reflecting declines in the purchase and refinance markets, which were partially offset by some strengthening in the refinance market very close to the end of 2008. These declines can be attributed to the lack of liquidity in the mortgage market as mortgage default levels continued to increase, and to falling home prices, which have caused potential buyers to defer purchase decisions. Average mortgage interest rates in the year ended December 31, 2008, were slightly lower than rates in the year ended December 31, 2007 and decreased substantially at the end of 2008 as the government introduced programs intended to increase liquidity in the mortgage markets. In September 2007, the Federal Reserve began decreasing interest rates to infuse money into the economy, decreasing rates by a total of 100 basis points during 2007. During 2008, the Federal Reserve continued to decrease the federal funds rate by a total of 325 basis points through October 2008 and an additional 75-100 basis points in December 2008. The federal funds rate is now 0.0%-0.25% compared to 5.25% in August 2007. A reduction in rates in the first quarter of 2008 resulted in a temporary increase in refinance order volumes that was not sustained. The further reduction in rates in the fourth quarter of 2008 resulted in another increase in refinance order volumes in the last several weeks of 2008 and the start of 2009. The average fee per file in our direct operations, excluding the operations of LPS in 2006, was $1,503, $1,635, and $1,580 for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in 2008 reflects a decline in home values, a slowing commercial market and an increase in refinance volumes relative to purchase volumes, while the increase in 2007 reflects strength in the commercial market.
     For the years ended December 31, 2008, 2007, and 2006, agency title premiums include premiums generated by LPS of $212.3 million, $149.4 million and $22.4 million, respectively. Excluding those title premiums generated by LPS, agency title premiums decreased $706.9 million, or 34.5%, in 2008 compared to 2007 and $577.4 million, or 22.0%, in 2007 compared to 2006. The decreases in 2008 and 2007 were primarily due to decreases in accrued agency premiums that were relatively consistent with the decreases in direct title premiums. The decrease in 2008 also includes a change in accounting estimate related to an accrual that is included in agency premium revenues and commissions. The accrual is based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008.
     Escrow, title-related and other fees increased $16.1 million, or 1.4%, from 2007 to 2008 and increased $18.4 million, or 1.6%, from 2006 to 2007. Escrow, title-related, and other fees were $1,148.5 million, $1,132.4 million, and $1,114.0 million in 2008, 2007, and 2006, respectively. At Fidelity National Title Group, escrow and other title-related fees, which are more directly related to our direct operations, fluctuated in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts during the three years ended December 31, 2008. They were also impacted in 2007 by an increase in the proportionate share of direct title premiums provided by commercial activity, for which escrow fees as a percentage of premiums are lower, and by reduced escrow rates in the western part of the country. Offsetting the decline in escrow and title-related fees, other fees increased $113.6 million, or 22.4%, and $61.0 million, or 13.7%, at Fidelity National Title Group for the years ended December 31, 2008 and 2007, respectively. The increase in 2008 included the impact of recent acquisitions, including the recently acquired Colorado title insurance operations, Property Insight, LLC, and ATM Holdings, Inc. The increases in 2008 and 2007 were also partly due to increases of $75.7 million and $19.6 million, respectively, in revenues associated with a division of our business that manages real estate owned by financial institutions. Other fees increased $16.4 million and $93.1 million in the corporate and other segment for the years ended December 31, 2008 and 2007, respectively, reflecting increases in revenues relating to recent acquisitions, including the purchase of certain leasing assets from FIS in 2007. Other fees in the corporate and other segment also reflected a gain of $0.4 million relating to our timberland holdings in 2008 and income of $12.3 million in fees associated with the syndication of investors in the acquisition of Ceridian in 2007.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $134.4 million, $185.4 million, and $206.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Average invested assets were $3,545.5 million, $4,531.2 million, and $5,088.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. The tax equivalent yield, excluding realized gains and losses, was 4.3%, 5.0%, and 4.8% for the years ended December 31, 2008, 2007, and 2006, respectively.
     Net realized (losses) gains were $(22.2) million, $18.5 million, and $18.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. The net realized loss for the year ended December 31, 2008, included impairment charges totaling $59.0 million on fixed maturity and equity securities and other investments that were deemed to be other than temporarily impaired, net realized gains on sales of investments of $4.4 million, net gains on sales of other assets of $7.5 million, and a gain of $24.8 million on the sale of 20% of our interest in Sedgwick. During the years ended December 31, 2007 and 2006, we recorded impairment charges on equity investments that we considered to be other-than-temporarily impaired, resulting in charges of $3.1 million and $9.1 million, respectively, with the remainder of net realized gains each made up of a number of gains and losses on various transactions, none of which were individually significant.
     Expenses. The following table presents the components of our expenses:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Personnel costs	$1,355,845	$1,700,935	$3,225,319
Other operating expenses	1,208,647	1,109,438	2,075,101
Agent commissions	1,218,044	1,698,215	2,035,423
Depreciation and amortization	142,759	130,092	460,750
Provision for claim losses	630,404	653,876	486,334
Interest expense	68,789	54,941	209,972

Total expenses	$4,624,488	$5,347,497	$8,492,899

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

     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Excluding personnel costs related to FIS of $1,357.4 million in 2006, personnel costs totaled $1,355.8 million, $1,700.9 million, and $1,867.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Excluding FIS operations, personnel costs as a percentage of total revenues were 31.3%, 30.8%, and 30.4% for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in personnel costs in 2008 was primarily due to employee reductions in the Fidelity National Title Group and corporate and other business segments, partially offset by an increase in the specialty insurance segment. The decrease in 2007 was primarily due to a decrease in the Fidelity National Title Group segment, partially offset by an increase in the corporate and other segment. On a consolidated basis, we reduced our full-time equivalent employees by about 2,100 during 2008 and 3,100 during 2007. The increases in the corporate and other segment are primarily the result of acquisitions. Included in personnel costs is stock-based compensation expense of $32.7 million, $29.9 million, and $65.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Excluding stock-based compensation related to FIS, stock based compensation costs were $29.9 million for the year ended December 31, 2006.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Excluding other operating expenses of $1,115.2 million in 2006 related to FIS, other operating expenses were $1,208.6 million, $1,109.4 million, and $959.9 million for the years ended December 31, 2008, 2007, and 2006, respectively, with increases in all three business segments.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Agent title premiums	$1,554,743	100.0%	$2,198,690	100.0%	$2,649,136	100.0%
Agent commissions	1,218,044	78.3	1,698,215	77.2	2,035,423	76.8

Net	$336,699	21.7%	$500,475	22.8%	$613,713	23.2%

     Net margin from agency title insurance premiums we retain as a percentage of total agency premiums remained relatively consistent at 22% to 23% for the three years ended December 31, 2008, 2007, and 2006.
     Depreciation and amortization expense, excluding FIS depreciation and amortization of $343.6 million in 2006, was $142.8 million, $130.1 million, and $117.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in 2008 reflects increases in the corporate and other segment, partially offset by decreases in the Fidelity National Title Group and specialty insurance segments. The increase in 2007 reflects increases in the Fidelity National Title Group and corporate and other segments, partially offset by a decrease in the specialty insurance segment. The increases in the corporate and other segment in each case reflect recent acquisitions.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the years ended December 31, 2008, 2007, and 2006, was made up of $491.0 million, $502.3 million, and $345.6 million, respectively, from the Fidelity National Title Group segment and $139.5 million, $151.6 million, and $140.6 million, respectively, from the specialty insurance segment. The provision for claim loss is discussed in further detail in the segment level below.
     Excluding interest expense attributable to FIS of $154.2 million in 2006, interest expense for the years ended

December 31, 2008, 2007, and 2006 was $68.8 million, $54.9 million, and $55.8 million, respectively. The increase in 2008 was primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007 and 2008 borrowings used for general corporate purposes.
     Income tax (benefit) expense was $(125.5) million, $46.8 million, and $350.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Income tax (benefit) expense as a percentage of (loss) earnings before income taxes for the years ended December 31, 2008, 2007, and 2006 was 42.5%, 26.6%, and 37.3%, respectively. The fluctuation in income tax (benefit) expense as a percentage of (loss) earnings before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net (loss) earnings year to year, such as the weighting of operating income versus investment income. Income tax (benefit) expense as a percentage of earnings before income taxes was higher than normal for the year ended December 31, 2008, due to the fact that, in periods when a net loss is recognized, the effect of tax-exempt interest income is reversed. Generally, when pretax income is recognized, tax-exempt income has the effect of lowering the effective tax rate whereas, when a pretax loss is recognized, tax-exempt income has the effect of increasing the effective tax rate. Income tax expense as a percentage of earnings before income taxes was lower for the year ended December 31, 2007 compared to 2006 primarily due to the increase in the proportion of tax-exempt interest income to pre-tax earnings.
     Equity in (losses) earnings of unconsolidated affiliates was $(13.4) million, $0.8 million, and $1.7 million for the years ended December 31, 2008, 2007, and 2006 and, in 2008, primarily consisted of our equity in the net (losses) earnings of Ceridian, Remy, and Sedgwick.
     Minority interest for the years ended December 31, 2008, 2007, and 2006 was $(4.2) million, less than $0.1 million, and $154.6 million, respectively. For the year ended December 31, 2006, minority interest is primarily attributable to earnings generated by FIS and FNT, in which, prior to October 24, 2006, Old FNF held ownership positions of 50.7% and 82.5%, respectively.
Segment Results of Operations
Fidelity National Title Group
     The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Direct title insurance premiums	$1,140,266	$1,601,768	$1,883,357
Agency title insurance premiums	1,554,743	2,198,690	2,724,972
Escrow, title-related and other fees	1,034,250	1,034,574	1,109,293
Interest and investment income	120,157	164,874	165,305
Realized gains and losses, net	(32,889)	5,080	14,627

Total revenue	3,816,527	5,004,986	5,897,554

Personnel costs	1,253,563	1,594,516	1,789,805
Other operating expenses	964,282	891,838	891,112
Agent commissions	1,218,044	1,698,085	2,099,244
Depreciation and amortization	114,989	120,223	110,486
Provision for claim losses	490,952	502,250	345,578
Interest expense	5,657	14,597	12,755

Total expenses	4,047,487	4,821,509	5,248,980

(Loss) earnings before income taxes, equity in (loss) income of unconsolidated affiliates, and minority interest	$(230,960)	$183,477	$648,574

     Total revenues in 2008 decreased $1,188.5 million to $3,816.5 million, a decrease of 23.7% compared to 2007. Total revenues in 2007 decreased $892.6 million to $5,005.0 million, a decrease of 15.1% compared to 2006. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow and other title-related fees under “Consolidated Results of Operations.”

     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income for the years ended December 31, 2008, 2007 and 2006, was $120.2 million, $164.9 million, and $165.3 million, respectively. The decrease in 2008 compared to 2007 was the result of decreases in both average invested assets and a decrease in interest rates. In 2007, an increase in interest rates was partially offset by a decrease in the short-term investment asset base. For the years ended December 31, 2008, 2007, and 2006, average invested assets were $3,104.7 million, $3,791.4 million, and $4,009.4 million, respectively, and the tax equivalent yield, excluding realized gains and losses, was 4.4%, 5.3%, and 4.8%, respectively.
     Net realized gains and losses for the years ended December 31, 2008, 2007, and 2006 were $(32.9) million, $5.1 million, $14.6 million, respectively. Net realized gains and losses recorded in the year ended December 31, 2008, included impairment charges of $48.8 million on fixed maturity and equity securities and other investments that were deemed other than temporarily impaired, net realized gains on investments of $15.0 million, and net gains from sales of other assets of $1.6 million. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was high and thus the assets are likely permanently impaired. The impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held. For the years ended December 31, 2007 and 2006, realized gains and losses were each made up of a number of gains and losses on various transactions, none of which were individually significant.
     Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,253.6 million, $1,594.5 million, and $1,789.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decreases in each case resulted from decreases in the number of personnel implemented in response to the decline in order volumes and from decreases in average annualized personnel costs per employee. Personnel costs, as a percentage of direct title insurance premiums and escrow, title-related and other fees, were 57.6% in 2008, 60.5% in 2007, and 59.8% in 2006. Average employee count decreased to 13,957 in 2008, excluding the impact of the LFG Underwriters, from 16,416 in 2007 and 18,352 in 2006.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $964.3 million, $891.8 million, and $891.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 44.3% in 2008, 33.8% in 2007, and 29.8% in 2006. Other operating expenses for the years ended December 31, 2008 and 2007, included $23.4 million and $13.0 million, respectively, in abandoned lease charges relating to office closures. The increase in other operating expenses in 2008 also included a decrease of $101.4 million in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, equal increases in revenues and expenses of $75.7 million associated with a division of our business that manages real estate owned by financial institutions, and recent acquisitions. These increases were partially offset by operating expense reductions in our core title operations as we continue to cut costs in response to the decrease in title insurance and other title-related activity. The increase in 2007 was primarily due to a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, an increase in legal and regulatory expenses, and the abandoned lease charge noted above. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased in 2008 and 2007 due to decreases in escrow balances and increases in the portion of those benefits derived from tax exempt income. Legal and regulatory expenses increased in 2007 due to an increase in class action litigation and our response to a target letter received from the United States Attorney’s Office in the Southern District of Texas, which was successfully resolved in 2007.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $491.0 million, $502.3 million, and $345.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These amounts reflected claim loss provision rates of 8.5%, 7.5%, and 7.5% of title premiums for the years ended December 31, 2008, 2007, and 2006, respectively, and also included additional charges as follows: For the year ended December 31, 2008, an additional charge of $261.6 million was due to a change in our actuarial model which resulted, in part, from adverse claim loss development on prior policy years, and, for the year ended December 31, 2007, additional charges totaling $217.2 million resulted from adverse claim loss development on prior policy years. For the year ended December 31, 2008, in response to greater than anticipated claims experience, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums. See “Critical Accounting Estimates” for further discussion relating to the Company’s reserve for claim losses and the related charges. Our claim loss provision as a percentage of total title premiums was 18.2%, 13.2%, and 7.5% for the years ended December 31, 2008, 2007, and 2006, respectively. Starting in the fourth quarter of 2008, we began to revise certain aspects of our approach to processing claims. Key changes implemented include a greater effort to collect contributions from agents that bear responsibility for losses, more stringent enforcement of documentation requirements for proof of claims, a more efficient process for dealing with minor, technical claim matters, and a greater focus on hiring counsel with lower rates. Our claims paid in the fourth quarter declined compared to the third quarter of 2008. We have also continued, in 2008, a process of reducing our total number of agents, with a focus in part on dropping agents producing higher claims ratios. These measures are collectively designed to reduce our claims expenses, although we have not yet had enough experience with the new approaches to accurately predict how successful we will be. We are taking similar measures with respect to the LFG Underwriters we recently acquired.
Specialty Insurance Segment

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenue	$373,392	$386,427	$394,613
Interest and investment income	12,929	16,231	15,565
Realized gains and losses, net	(3,007)	23	17

Total revenue	383,314	402,681	410,195

Personnel costs	45,228	45,499	45,145
Other operating expenses	158,269	144,992	144,702
Depreciation and amortization	4,896	6,046	6,254
Provision for claim losses	139,452	151,626	140,625
Interest expense	487	1,478	1,443

Total expenses	348,332	349,641	338,169

Earnings before income taxes and minority interest	$34,982	$53,040	$72,026

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for selling policies and for assistance in settling claims. Specialty insurance revenues were $383.3 million, $402.7 million, and $410.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in revenues in 2008 compared to 2007 was due to decreases in revenues from the homeowners’ and automobile insurance and home warranty lines of business and to a decrease in interest and investment income, partially offset by an increase in flood revenues. The decrease in revenues in 2007 compared to 2006 was due to decreases in flood and home warranty revenues, partially offset by an increase in revenues from the homeowners’ and automobile insurance lines.
     Flood revenues increased $11.9 million, or 8.2%, in 2008 compared to 2007, reflecting volume and rate increases, and claims processing revenues related to the 2008 hurricane season,

partially offset by a decrease in the annual marketing incentive bonus received from the Federal Emergency Management Agency. Flood revenues decreased $7.4 million, or 4.8%, in 2007 compared to 2006, reflecting a less active hurricane season, partially offset by volume and rate increases.
     Revenues from the homeowners’ and automobile insurance lines of business decreased $20.1 million, or 11.9%, in 2008 compared to 2007, reflecting a declining housing market and a decrease in volume as we have undergone efforts to tighten our underwriting standards and eliminate unprofitable agents and territories. Revenues from these business lines increased $6.6 million, or 4.3%, in 2007 compared to 2006, primarily due to growth as we expanded this business.
     Revenues from the home warranty line of business decreased $4.9 million, or 6.9%, in 2008 compared to 2007 and decreased $7.4 million, or 9.5% in 2007, in each case primarily due to the decrease in real estate transaction volumes.
     Personnel costs were $45.2 million, $45.5 million, and $45.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. As a percentage of total specialty insurance revenues, personnel costs were 11.8% in 2008, 11.3% in 2007, and 11.0% in 2006.
     Other operating expenses in the specialty insurance segment were $158.3 million, $145.0 million, and $144.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Other operating expenses in 2007 were impacted by the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, in the course of which we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to the Company’s financial position or results of operations for any previously reported annual periods. Excluding this adjustment, other operating expenses as a percentage of revenues was 41.3% in 2008, 36.0% in 2007, and 35.3% in 2006, with the increase in 2008 primarily due to increases in premium tax expense and commission expense in the homeowners’ and flood insurance businesses.
     The provision for claim loss expense was $139.5 million, $151.6 million, and $140.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in 2008 reflects the decreased business in the homeowner’s and automobile insurance and home warranty businesses. The increase in 2007 was primarily the result of an increase in volumes in the homeowners’ insurance business. The 2007 provision also reflects positive development in trends of prior accident years. As a percentage of premiums earned, the claim loss provision was relatively consistent at 64.8% in 2008, 63.9% in 2007, and 62.7% in 2006.
     A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$65,849	$65,764	$45,434
Claim loss provision related to:
Current year	148,824	165,659	148,328
Prior years	(9,372)	(14,033)	(7,703)

Total claim loss provision	139,452	151,626	140,625
Claims paid, net of recoupments related to:
Current year	(106,534)	(115,643)	(92,893)
Prior years	(39,129)	(35,898)	(27,402)

Total claims paid, net of recoupments	(145,663)	(151,541)	(120,295)

Ending balance	$59,638	$65,849	$65,764

Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated pretax losses of $99.4 million, $60.8 million, and $97.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. During 2008, we sold 20% of our interest in Sedgwick (reducing our interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. Interest expense in this segment was $62.6 million, $38.9 million, and $41.6 million for the years ended December 31, 2008, 2007, and 2006, respectively, with the increase in 2008 primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007 and 2008 borrowings used for general corporate purposes. Additionally, during 2008, we recorded $4.0 million in impairment charges to intangible assets in the corporate and other segment. In 2007, we recorded income of $12.3 million in management fees under an agreement entered into in connection with the acquisition of Ceridian.
Fidelity National Information Services, Inc.
     The Company’s consolidated results of operations include FIS’s results of operations through October 23, 2006, the closing date of the 2006 Distribution. The FIS segment generated revenues of $3,280.4 million and net earnings of $200.0 million for the year ended December 31, 2006.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, dividends on our common stock, and the repurchase of shares of our common stock. Our Board of Directors has reduced our quarterly dividend from $0.30 per share to $0.15 per share, or approximately $32.2 million per quarter, effective in the fourth quarter of 2008. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, borrowings on existing credit facilities, and possible issuances of debt, equity, or hybrid securities under our existing universal shelf registration statement. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2008, $1.5 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2009, our first tier title insurance subsidiaries can pay or make distributions to us of approximately $214.7 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our underwriters or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Further, the LFG Subsidiaries recently acquired by us could have unexpected liabilities or asset exposures that only become apparent over time which adversely affect their surplus.
     We previously announced that our Board of Directors has authorized us to investigate strategic alternatives for certain of our specialty insurance businesses. The assets being evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, and/or conserving cash.
      Our cash flows provided by operations for the year ended December 31, 2008, totaled $4.6 million compared to $341.1 million for the year ended December 31, 2007. Cash used in operations in the year ended December 31, 2008, included payments totaling $68.1 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of December 31, 2008, we had a receivable in the amount of $81.4 million in respect of these payments.
     Capital Expenditures. Total capital expenditures for property and equipment were $84.2 million, $83.9 million, and $145.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. For the years ended December 31, 2008 and 2007, capital expenditures included $60.6 million and $36.8 million, respectively, for the purchase of assets leased to others, including FIS. For the year ended December 31, 2006, capital expenditures included expenditures made by FIS of $87.7 million. Total capital expenditures for software were $17.1 million, $29.3 million, and $180.9 million in 2008, 2007, and 2006, respectively, and were primarily comprised of FIS expenditures in 2006.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. During 2008, we drew a total of $170 million from the Credit Agreement and used the proceeds for general corporate purposes. We repaid $120 million on the credit facility in 2008 and an additional $50 million in January 2009. As of December 31, 2008, we had outstanding debt with a principal amount of $585 million under the Credit Agreement, bearing interest at 3.53%.
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

     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, the Company entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually. In addition, the LFG Underwriters had $15.7 million of notes payable which are included on FNF’s consolidated balance sheet at December 31, 2008.
     In connection with the purchase of certain leasing assets from FIS (see “Transactions with Related Parties” in note A of Notes to Consolidated Financial Statements), we assumed certain liabilities associated with those assets, including various bank promissory notes, totaling $134.9 at the date of purchase. We have continued to use bank promissory notes with similar terms to finance purchases of assets within our leasing operation and, as of December 31, 2008 these promissory notes totaled $197.5 million, bore interest at various fixed rates and matured at various dates. These bank promissory notes are non-recourse obligations and are secured by interests in certain leases and underlying equipment. In addition, we also assumed a $20 million revolving credit facility, which is secured by interests in certain leases and underlying equipment and bears interest at Prime-0.5%. As of December 31, 2008, $13.9 million was unused. On September 30, 2007, also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter and is due October, 2012. The balance at December 31, 2008, was $6.2 million.
     Our outstanding debt also includes $241.1 million aggregate principal amount of our 7.30% notes due 2011 and $249.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2008, we had security loans outstanding with fair values totaling of $103.6 million. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $107.6 million at December 31, 2008, which has been included in cash and in accounts payable and accrued liabilities.
     In addition to the foregoing financing arrangements of the Company, our historical financial statements for 2006 reflect debt and interest expense of Old FNF and its other subsidiaries, principally FIS.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In 2007 and 2008, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity.
     Contractual Obligations. Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2008, our required annual payments relating to these contractual obligations were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)
Notes payable	$87,639	$58,835	$870,671	$20,956	$309,344	$3,404	$1,350,849
Operating lease payments	166,626	125,972	86,451	51,112	23,542	101,580	555,283
Pension and post retirement payments	14,672	12,861	13,611	13,048	13,296	92,781	160,269
Title claim losses	443,992	370,625	294,034	229,232	178,349	1,162,755	2,678,987
Specialty insurance claim losses	42,364	11,309	4,847	895	223	—	59,638

Total	$755,293	$579,602	$1,269,614	$315,243	$524,754	$1,360,520	$4,805,026

     As of December 31, 2008, we had title insurance reserves of $2,679.0 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
      In addition to our title insurance reserves, at December 31, 2008, we held claim reserves of $59.6 million in our specialty insurance business segment. There is uncertainty with respect to the precise payout pattern of these reserves, which we have estimated in the table above based on historical experience.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During 2008, we repurchased a total of 3,165,470 shares of our common stock for $46.0 million, or an average of $14.53 per share. Since the commencement of this plan, we have repurchased a total of 12,840,470 shares for $229.1 million, or an average of $17.84 per share. This includes 1,000,000 shares which we purchased in 2007 from our Chairman of the Board, William P. Foley, II. In August 2007, Mr. Foley planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase.
     Additional Minimum Pension Liability Adjustment. We recorded a net-of-tax charge of $17.9 million to accumulated other comprehensive loss in 2008 for the change in our minimum pension liability.
     Equity Investments. Our equity investments are in companies whose values are subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made. During the year ended December 31, 2008, we recorded impairment charges of $30.1 million related to equity investments that we determined were other-than-temporarily impaired.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2008, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2008 related to these arrangements.
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
     At December 31, 2008, we had $1.4 billion in long-term debt, of which $0.6 billion bears interest at a floating rate. Our fixed maturity investments and borrowings are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments in any material amount to hedge these risks.
     Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2008, we held $71.5 million in marketable equity securities (not including our equity method investments such as Sedgwick, Ceridian, and Remy, which amounted to $644.5 million at December 31, 2008). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We principally manage equity price risk in our equity securities portfolio through industry and issuer diversification and asset allocation techniques.
     For purposes of this Annual Report on Form 10-K, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
     The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
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
     Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 49.7% of total liabilities at December 31, 2008) is not included in the hypothetical effects.
     We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2008, and December 31, 2007, are as follows:
Interest Rate Risk
     At December 31, 2008, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities of $96.7 million as compared with a (decrease) increase of $91.9 million at December 31, 2007.
     Additionally, for the year ended December 31, 2008, an increase (decrease) of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase (decrease) in the interest expense on our average outstanding floating rate debt of $4.3 million as compared to an increase (decrease) of $1.0 million for the year ended December 31, 2007.
Equity Price Risk
     At December 31, 2008, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $14.3 million, as compared with an increase (decrease) of $18.7 million at December 31, 2007.

Item 8. Financial Statements and Supplementary Data
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
     We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Fidelity National Financial, Inc. acquired Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company (collectively, the “LFG Underwriters”) during 2008, and management excluded from its assessment of the effectiveness of Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2008, the LFG Underwriters’ internal control over financial reporting associated with total assets of $1.8 billion and total revenues of $46 million included in the consolidated financial statements of Fidelity National Financial, Inc. and Subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Fidelity National Financial, Inc. also excluded an evaluation of the internal control over financial reporting of the LFG Underwriters.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those Consolidated Financial Statements.
/s/ KPMG LLP
March 2, 2009
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
     We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note J to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
March 2, 2009
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2008 and 2007, includes pledged fixed maturities of $267,353 and $335,270, respectively, related to secured trust deposits and $103,586 and $264,202, respectively, related to the securities lending program	$2,853,829	$2,824,572
Equity securities, at fair value	71,516	93,272
Investments in unconsolidated affiliates	644,539	738,356
Other long-term investments	18,259	18,255
Short-term investments, at December 31, 2008 and 2007 includes $115,184 and $178,568, respectively, of pledged short-term investments related to secured trust deposits	788,350	427,366

Total investments	4,376,493	4,101,821
Cash and cash equivalents, at December 31, 2008 and 2007, includes pledged cash of $109,587 and $193,484, respectively, related to secured trust deposits and $107,626 and $271,807, respectively, related to the securities lending program	315,297	569,562
Trade and notes receivables, net of allowance of $32,627 and $13,091 at December 31, 2008 and 2007, respectively	290,692	227,849
Goodwill	1,581,658	1,344,580
Prepaid expenses and other assets	632,527	467,831
Capitalized software	85,728	93,413
Other intangible assets	92,510	117,508
Title plants	431,591	331,888
Property and equipment, net	307,155	266,156
Income taxes receivable	115,371	67,245
Deferred tax assets	139,218	—

	$8,368,240	$7,587,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2008 and 2007, includes $107,627 and $271,807, respectively, of security loans related to the securities lending program	$828,945	$823,109
Accounts payable to related parties	9,953	13,890
Deferred revenue	109,023	114,705
Notes payable, at December 31, 2008 and 2007, includes a note payable to FIS with a balance of $6,199 and $7,059, respectively	1,350,849	1,167,739
Reserve for claim losses	2,738,625	1,419,910
Secured trust deposits	474,073	689,935
Deferred tax liabilities	—	60,609

	5,511,468	4,289,897
Minority interests	51,199	53,868
Stockholders’ equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2008 and 2007; issued, 228,391,066 shares and 223,069,076 shares at December 31, 2008 and 2007, respectively	23	22
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,325,209	3,236,866
Retained (deficit) earnings	(188,954)	213,103

	3,136,278	3,449,991
Accumulated other comprehensive loss	(91,757)	(16,630)
Less treasury stock, 13,488,288 shares and 10,032,449 shares as of December 31, 2008 and 2007, respectively, at cost	(238,948)	(189,273)

	2,805,573	3,244,088

	$8,368,240	$7,587,853

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue:
Direct title insurance premiums	$1,140,266	$1,601,768	$1,957,064
Agency title insurance premiums	1,554,743	2,198,690	2,649,136
Escrow, title-related and other fees	1,148,539	1,132,415	1,114,047
Transaction processing	—	—	3,094,370
Specialty insurance	373,392	386,427	394,613
Interest and investment income	134,370	185,417	206,607
Realized gains and losses, net	(22,215)	18,458	18,562

	$4,329,095	$5,523,175	$9,434,399

Expenses:
Personnel costs	1,355,845	1,700,935	3,225,319
Other operating expenses	1,208,647	1,109,438	2,075,101
Agent commissions	1,218,044	1,698,215	2,035,423
Depreciation and amortization	142,759	130,092	460,750
Provision for claim losses	630,404	653,876	486,334
Interest expense	68,789	54,941	209,972

	4,624,488	5,347,497	8,492,899

(Loss) earnings before income taxes, equity in (losses) income of unconsolidated affiliates, and minority interest	(295,393)	175,678	941,500
Income tax (benefit) expense	(125,542)	46,776	350,871

(Loss) earnings before equity in (losses) income of unconsolidated affiliates and minority interest	(169,851)	128,902	590,629
Equity in (losses) income of unconsolidated affiliates	(13,375)	835	1,702

(Loss) earnings before minority interest	(183,226)	129,737	592,331
Minority interest	(4,210)	(32)	154,570

Net (loss) earnings	$(179,016)	$129,769	$437,761

Basic net (loss) earnings per share	$(0.85)	$0.60	$2.40

Weighted average shares outstanding, basic basis	209,974	216,583	182,031

Diluted net (loss) earnings per share	$(0.85)	$0.59	$2.39

Weighted average shares outstanding, diluted basis	209,974	219,989	182,861

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net (loss) earnings	$(179,016)	$129,769	$437,761

Other comprehensive (loss) earnings:
Unrealized (losses) gains on investments and other financial instruments, net	(37,580)	44,516	25,632
Unrealized losses on investments in unconsolidated affiliates	(45,103)	—	—
Foreign currency translation unrealized (loss) gain	(7,651)	2,285	(497)
Reclassification adjustments for losses (gains) included in net earnings	33,096	(11,101)	(13,398)
Reclassification adjustments relating to minority interests	—	—	(2,295)
Minimum pension liability adjustment	(17,889)	10,716	6,379

Other comprehensive (loss) earnings	(75,127)	46,416	15,821

Comprehensive (loss) earnings	$(254,143)	$176,185	$453,582

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock				Investment by		Other
	Class A		Class B		Parent /Additional	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings (Deficit)	Earnings (Loss)	Shares	Amount	Total
	(In thousands, except share data)
Balance, December 31, 2005	31,147	$3	143,176	$14	$3,254,960	$103,665	$(78,867)	—	—	$3,279,775
Exercise of Old FNF stock options	—	—	—	—	49,051	—	—	—	—	49,051
Exercise of new stock options	—	—	—	—	1,597	—	—	—	—	1,597
Shares withheld for taxes and Cancelled	170	—	—	—	(55,498)	—	—	—	—	(55,498)
Tax benefit associated with the exercise of stock options	—	—	—	—	81,776	—	—	—	—	81,776
Closing of Securities Exchange and Distribution Agreement	188,646	19	(143,176)	(14)	(1,046,315)	—	(17,189)	—	—	(1,063,499)
Issuance of Restricted stock	1,545	—	—	—	—	—	—	—	—	—
Acquisition of Certegy Inc.	—	—	—	—	862,296	—	—	—	—	862,296
Issuance of Subsidiary stock, net of minority interest	—	—	—	—	28,343	—	—	—	—	28,343
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	—	—	(497)	—	—	(497)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	12,234	—	—	12,234
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6,379	—	—	6,379
Other comprehensive earnings — minority interest	—	—	—	—	—	—	14,894	—	—	14,894
Capital Contribution to Fidelity National Information Services, Inc.	—	—	—	—	(5,218)	—	—	—	—	(5,218)
Stock-based compensation	—	—	—	—	22,912	—	—	—	—	22,912
Shares withheld for taxes and in treasury			—	—	—	—	—	95	(2,028)	(2,028)
Cash dividends	—	—	—	—	—	(195,910)	—	—	—	(195,910)
Net earnings	—	—	—	—	—	437,761	—	—	—	437,761

Balance, December 31, 2006	221,508	$22	—	—	$3,193,904	$345,516	$(63,046)	95	(2,028)	$3,474,368
Exercise of stock options	1,088	—	—	—	8,409	—	—	—	—	8,409
Treasury Stock repurchased	—	—	—	—	—	—	—	9,675	(183,148)	(183,148)
Tax benefit associated with the exercise of stock options	—	—	—	—	4,687	—	—	—	—	4,687
Issuance of restricted stock	473	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	—	—	2,285	—	—	2,285
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	33,415	—	—	33,415
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	10,716	—	—	10,716
Stock-based compensation	—	—	—	—	29,866	—	—	—	—	29,866
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	262	(4,097)	(4,097)
Cash dividends	—	—	—	—	—	(262,182)	—	—	—	(262,182)
Net earnings	—	—	—	—	—	129,769	—	—	—	129,769

Balance, December 31, 2007	223,069	$22	—	—	$3,236,866	$213,103	$(16,630)	10,032	$(189,273)	$3,244,088
Acquisition of LandAmerica title insurance subsidiaries	3,177	1	—	—	50,000	—	—	—	—	50,001
Exercise of stock options	775	—	—	—	5,377	—	—	—	—	5,377
Treasury Stock repurchased	—	—	—	—	—	—	—	3,167	(45,998)	(45,998)
Tax benefit associated with stock-based compensation	—	—	—	—	297	—	—	—	—	297
Issuance of restricted stock	1,370	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	(45,103)	—	—	(45,103)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	—	—	(7,651)	—	—	(7,651)
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(4,484)	—	—	(4,484)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	(17,889)	—	—	(17,889)
Stock-based compensation	—	—	—	—	32,669	—	—	—	—	32,669
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	289	(3,677)	(3,677)
Cash dividends	—	—	—	—	—	(223,041)	—	—	—	(223,041)
Net loss	—	—	—	—	—	(179,016)	—	—	—	(179,016)

Balance, December 31, 2008	228,391	$23	—	—	$3,325,209	$(188,954)	$(91,757)	13,488	$(238,948)	$2,805,573

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) earnings	$(179,016)	$129,769	$437,761
Adjustment to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	142,759	130,092	460,750
Minority interest	(4,210)	(32)	154,570
Equity in losses (income) of unconsolidated affiliates	13,375	(835)	(1,702)
Gain on sales of investments and other assets	22,215	(18,458)	(18,562)
Stock-based compensation cost	32,669	29,866	64,984
Tax benefit associated with the exercise of stock options	(297)	(4,687)	(81,776)
Transaction fee income	—	(12,293)	—
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in secured trust deposits	(662)	2,392	(11,700)
Net decrease in trade receivables	27,626	22,286	98,540
Net (increase) decrease in prepaid expenses and other assets	(65,193)	(20,087)	(227,034)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(115,584)	(83,664)	(173,771)
Net increase in reserve for claim losses	202,912	199,274	114,866
Net (decrease) increase in income taxes	(72,007)	(32,527)	(97,480)

Net cash provided by operating activities	4,587	341,096	719,446

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	632,639	4,632,657	2,981,431
Proceeds from maturities of investment securities available for sale	292,107	466,744	302,842
Proceeds from sales of assets	3,746	8,064	4,656
Collections of notes receivable	4,049	8,480	4,337
Cash (expended) received as collateral on loaned securities, net	(3,567)	(3,100)	5,942
Additions to title plants	(6,043)	(11,453)	(18,493)
Additions to property and equipment	(84,183)	(83,852)	(145,387)
Additions to capitalized software	(17,052)	(29,335)	(180,875)
Additions to notes receivable	(1,023)	(980)	(4,458)
Purchases of investment securities available for sale	(570,662)	(5,168,015)	(2,958,834)
Net proceeds from (purchases of) short-term investment activities	(185,569)	421,006	213,340
Distribution of FIS	—	—	(145,562)
Contributions to investments in unconsolidated affiliates	—	(509,173)	—
Proceeds from the sale of partial interest in Sedgwick CMS	53,872	—	—
Acquisition of businesses, net of cash acquired	(143,240)	(245,825)	(172,955)

Net cash used in investing activities	(24,926)	(514,782)	(114,016)

Cash Flows From Financing Activities:
Borrowings	380,397	570,468	642,203
Debt service payments	(263,491)	(29,431)	(873,109)
Debt issuance costs	—	(904)	(1,004)
Dividends paid	(223,041)	(262,182)	(195,910)
Subsidiary dividends paid to minority interest shareholders	(3,570)	(2,024)	(40,896)
Exercise of stock options	5,377	8,409	50,648
Exercise of subsidiary stock options	—	—	45,852
Tax benefit associated with the exercise of stock options	297	4,687	81,776
Subsidiary purchases of treasury stock	—	—	(145,689)
Purchases of treasury stock	(45,998)	(187,245)	—

Net cash (used in) provided by financing activities	(150,029)	101,778	(436,129)

Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(170,368)	(71,908)	169,301
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	376,078	447,986	278,685

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$205,710	$376,078	$447,986

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
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is the nation’s largest title insurance company through its title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2007 than any other title company in the United States. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resource, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
     Prior to October 24, 2006, the Company was known as Fidelity National Title Group, Inc. (“FNT”) and was a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets, including its specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings, certain smaller operations, cash and certain investment assets, to FNT in return for the issuance of 45,265,956 shares of FNT common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of FNT common stock, making FNT a stand alone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which FNT’s name was changed to Fidelity National Financial, Inc. On July 2, 2008, FIS completed the spin-off of its former Lender Processing Services operating segment into a separate publicly traded company, referred to as LPS, by distributing all of its shares of LPS to FIS shareholders through a stock dividend. As a result of these transactions, the Company’s chairman of the board is also executive chairman of the board of FIS and chairman of the board of LPS and other members of our board of directors and our management serve in similar capacities at FIS and LPS.
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
     FNF currently has three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operation of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. The specialty insurance segment consists of certain subsidiaries that issue flood, home warranty, homeowners, automobile and other personal lines insurance policies. The Company recently announced that its Board of Directors has authorized the investigation of strategic alternatives for certain of its specialty insurance businesses. The assets to be evaluated include the flood insurance and personal lines insurance businesses, but not the home warranty business. However, there can be no assurance that any transaction will be completed.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).
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
Investments
     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current interest rates and market conditions and are based on quoted market prices. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accreted using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively.
     Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting (see note D).
     Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are deemed other-than-temporary if factors exist that cause management to believe that the value will not increase to a level sufficient to recover the Company’s cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.

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
Goodwill
     Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In evaluating the recoverability of goodwill, the Company performs an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets.
     As required by SFAS 142, the Company completed its annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date, and determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.
Capitalized Software
     Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a 3-year period and software acquired in a business acquisition is recorded at its fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life. Capitalized computer software development costs are accounted for in accordance with either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), or with American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS 86 software), or at the beginning of application development (for SOP 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS 86 software), or prior to application development (for SOP 98-1 software), of a product are expensed as incurred and are not significant. The cost of internally developed computer software that is subject to the provisions of SFAS 86 is amortized on a product-by-product basis commencing on the date of general release of the products, generally the greater of (1) the straight-line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over its useful life. The cost of purchased software that is subject to the provisions of SOP 98-1 is amortized on a straight-line basis over its estimated useful life.
     At December 31, 2008, capitalized software costs were $190.1 million, less accumulated amortization of $104.4 million. At December 31, 2007, capitalized software costs were $176.0 million, less accumulated amortization of $82.6 million.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Amortization expense relating to computer software was $36.8 million, $24.5 million, and $127.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, and, in 2006, was primarily made up of amortization expense recorded by FIS.
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
     During 2008, in accordance with SFAS 144, the Company determined that the carrying value of certain of its intangible assets, software and license fees may not be recoverable and recorded impairment expense of $8.5 million relating to the impairment of these assets. This expense amount was included in other operating expenses in the Consolidated Statements of Earnings for the year ended December 31, 2008. There was no such expense recorded in 2007 or 2006.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Secured Trust Deposits
     In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with those of the Company, pending completion of real estate transactions. Accordingly, the Company’s Consolidated Balance Sheets reflect a secured trust deposit liability of $474.1 million and $689.9 million at December 31, 2008 and 2007, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.
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
Revenue Recognition
     Fidelity National Title Group. Direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During 2008, the Company re-evaluated and refined the method that it uses use to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. The Company believes that this adjustment is properly reflected as a change in accounting estimate in 2008.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The substantial majority of the revenues in this business were from outsourced data processing and application management arrangements. Revenues from these arrangements were recognized as services were performed in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Revenue and deferred costs related to implementation, conversion and programming services associated with the Company’s data processing and application management agreements were deferred during the implementation phase and subsequently recognized using the straight-line method over the term of the related agreement. The Company evaluated these deferred costs for impairment in the event any indications of impairment existed.
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
     The Company recognized software license and maintenance fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP 97-2 and SOP 98-9. Initial license fees were recognized when a contract exists, the fee was fixed or determinable, software delivery had occurred and collection of the receivable was deemed probable, provided that vendor-specific objective evidence, or VSOE, had been established for each element or for the undelivered elements. The Company determined the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement was subject to accounting under SOP 97-2, VSOE for each element was based on the price charged when the same element was sold separately. If evidence of fair value of all undelivered elements existed but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from maintenance and support was recognized ratably over the term of the agreement. The Company recorded deferred revenue for maintenance amounts invoiced prior to revenue recognition.
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
Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and the impact of assumed conversions of potentially dilutive securities. For periods when the Company recognizes a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. The Company has granted certain options, warrants and restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
     The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Basic and diluted earnings	$(179,016)	$129,769	$437,761

Weighted average shares outstanding during the year, basic basis	209,974	216,583	182,031
Plus: Common equivalent shares assumed from conversion of options	—	3,406	830

Weighted average shares outstanding during the year, diluted basis	209,974	219,989	182,861

Basic earnings per share	$(0.85)	$0.60	$2.40

Diluted earnings per share	$(0.85)	$0.59	$2.39

     For the years ended December 31, 2008, 2007, and 2006, options to purchase 23,219,283 shares, 5,382,074 shares and 2,297,140 shares, respectively, of the Company’s common stock were not included in the computation of diluted earnings per share because they were anti-dilutive.
Transactions with Related Parties
     The Company has historically conducted business with FIS and its subsidiaries. Beginning on October 24, 2006, the Company’s financial statements reflect transactions with FIS, which is a related party. Prior to October 24, 2006, these transactions were eliminated because FIS’ results of operations were included in our consolidated results. On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, LPS. As part of the spin-off of LPS, a number of the agreements that were previously between FNF and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. A summary of the agreements that were in effect with FIS and LPS through December 31, 2008, is as follows:
•	Title agency services by LPS. The historical FIS subsidiaries who are party to these agreements became subsidiaries of LPS in connection with the spin-off. These agreements allow LPS to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the provision of title agency services by LPS, which results in the issuance of title policies on behalf of title insurance underwriters owned by the Company. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-year term thereafter). Under these agreements, LPS retains commissions which, in aggregate, are equal to approximately 89% of the total title premium from title policies that LPS places with the Company’s subsidiaries. LPS also performs similar functions in connection with trustee sale guarantees, a form of title insurance that the Company’s subsidiaries issue as part of the foreclosure process on a defaulted loan. Effective as of January 1, 2009, this agreement was amended to provide that LPS will retain approximately 87% of the total title premiums.

•	Information Technology (“IT”), data processing services and software development services from FIS and LPS. These agreements govern IT support services and software development provided to the Company by FIS and LPS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), both of these agreements expire on or about June 30, 2013 with an option to renew for one or two additional years. In connection with the spin-off, the agreement with FIS was amended so that certain of the services, primarily those related to infrastructure support and data center management, continue to be provided by FIS on revised terms and conditions. The Company also entered into a new agreement with LPS for the provision of certain of the services that were previously provided under the agreement with FIS, primarily those related to software application development services and other IT-related services for the Company.

•	Administrative corporate support services to and from FIS and LPS. The Company has provided certain administrative corporate support services such as general management, statutory accounting, claims administration, corporate aviation and other administrative support services to FIS and, since July 2, 2008, to LPS. On a lesser scale, until recently, FIS has provided similar support services to the Company. The pricing of these administrative services is at cost. In connection with the spin-off, the Company entered into an agreement to provide LPS with certain corporate services, amended the agreement with FIS to reflect the change in the services provided to FIS, and terminated the agreement for FIS to provide services to the Company. All of these administrative services are provided on an at-cost basis. The term of these administrative corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances.

•	Other real estate, tax, and title support related services by LPS. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. Under these arrangements, the Company pays LPS for providing other real estate related services to the Company, which consist primarily of real estate, tax data and title related data services required by the Company’s title insurance operations and flood zone determination and reporting services used by the Company’s title insurers in connection with properties that may be located in special flood hazard areas.

•	Title plant access and title production services by LPS. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. Under these agreements, the Company’s title insurers provide LPS with title plant access for real property located in various states, including online database access, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, LPS pays monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, LPS pays for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notice.	The title production services agreement can be terminated by either party upon 30 days’ prior written notice.

•	Real estate management, real estate lease and equipment lease agreements. Included in the Company’s revenues are amounts received related to leases of certain equipment to FIS and to LPS and the sublease of certain office space, furniture and furnishings to FIS and to LPS. In addition, the Company’s expenses include expenses for a lease of office space and equipment for the Company’s corporate headquarters and business operations as well as expenses for property management services for the Company’s corporate headquarters building. These expenses were paid to FIS for services provided prior to the spin-off and to LPS for services provided on and after the spin-off. In connection with the spin-off and the transfer of certain real property from FIS to LPS, the Company terminated its real estate lease with FIS and entered into a new lease with LPS with terms that are similar to those of the terminated FIS lease. In addition, the Company amended its sublease with FIS to take into account a reduction in the office space leased by FIS, and entered into a new sublease with LPS for its sublease of office space in the Company’s headquarters’ building. The rents paid by the Company to FIS and LPS and paid to the Company by FIS and LPS under the leases and subleases are based on the same rate per square foot. The lease term for all of the leases and subleases expires on June 30, 2011. The Company also entered into a new property management agreement with LPS since LPS has replaced FIS as the principal owner and manager of the Jacksonville headquarters campus. The management fees charged to the Company are reflective of the actual operating costs of the property managed and are partially recovered by the Company in rents charged under the sublease by the Company to FIS and LPS. The term of the property management agreements coincides with that of the leases and subleases, which expire on June 30, 2011.

•	Licensing, cost sharing, business processing and other agreements. The historical FIS subsidiaries who are party to these agreements with the Company became subsidiaries of LPS in connection with the spin-off. These agreements provide for the reimbursement of certain amounts from the Company related to various licensing and cost sharing agreements, as well as the payment of certain amounts by LPS to the Company in connection with the use of certain intellectual property, including software and business processes, and other assets or services. The software licenses have various terms, but generally may be terminated on 90 days’ prior notice. The business processing license and services agreement has a 10-year term, but in connection with the spin-off, its term was amended and will expire on July 2, 2009.
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
     The Company’s payments to FIS for management and maintenance of title plant assets by Property Insight were $14.0 million for the period from January 1 through August 31, 2007, and $5.5 million for the period from October 24, through December 31, 2006. The Company’s revenues from title plant royalties were $3.7 million for the period from January 1 through August 31, 2007, and $0.4 million for the period from October 24 through December 31, 2006.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Through August 31, 2007, the Company paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $5.4 million for the period from January 1 through August 31, 2007, and $1.9 million for the period from October 24 through December 31, 2006, and amounts paid for capitalized title plant construction costs of $10.3 million for the period from January 1 through August 31, 2007, and $2.7 million for the period from October 24 through December 31, 2006. During the year ended December 31, 2008, the Company paid FIS $0.8 million for capitalized software development costs.
     A detail of related party items between the Company and FIS and LPS that were included in revenues and expenses for the periods presented is as follows:

			October 24 -
	Full Year	Full Year	December 31
	2008	2007	2006
		(In millions)
Revenues:
Agency title premiums earned	$212.3	$149.4	$22.4
Rental revenue	25.5	—	—
Title plant revenue	8.4	—	—
Interest revenue	—	0.5	—

Total revenue	246.2	149.9	22.4

Expenses:
Agency title commissions	$187.9	$132.2	$19.5
Data processing costs	42.6	46.8	17.6
Corporate services allocated	(1.6)	(2.7)	(1.5)
Title insurance information expense	—	10.3	5.1
Other real-estate related information	11.4	13.5	2.4
Software development and services expense	54.9	53.7	3.1
Rental expense	0.2	(8.2)	0.7
License and cost sharing agreements	5.7	7.8	1.2
Interest expense	0.3	0.1	—

Total expenses	$301.4	$253.5	$48.1

     The Company believes the amounts earned by the Company or charged to it under each of the foregoing arrangements are fair and reasonable. The Company believes the title commissions paid are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The information technology infrastructure support and data center management services provided to the Company are priced within the range of prices that FIS and LPS offer to their unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Amounts due to FIS and LPS were as follows:

	December 31,	December 31,
	2008	2007
	(In millions)
Note payable to FIS	$6.2	$7.1
Due to FIS	6.9	$13.9
Due to LPS	3.0	$—
     Prior to September 30, 2007, FNF had a note receivable balance of $12.5 million due from a subsidiary of FIS. The Company earned interest revenue of $0.5 million on this note for the year ended December 31, 2007. On September 30, 2007, the Company acquired certain leasing assets from FIS for $15 million. As part of this acquisition, the Company assumed $134.9 million in non-recourse notes payable (see note I), the $12.5 million note

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to a subsidiary of FIS was forgiven, and the Company entered into an unsecured note payable to FIS in the amount of $7.3 million. The balance on this note at December 31, 2008 and 2007 was $6.2 million and $7.1 million, respectively, and the Company’s related interest expense was $0.3 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively. Also, as a result of related party transactions, as of December 31, 2008 and 2007, the Company owed $6.9 million and $13.9 million, respectively, to FIS, and, as of December 31, 2008, the Company owed $3.0 million to LPS.
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
     In February 2009, the Company transferred our ownership interest in Fidelity National Real Estate Solutions, Inc. (“FNRES”) to LPS in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code.
Stock-Based Compensation Plans
     The Company accounts for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.
Foreign Currency Translation
     The functional currency for the foreign operations of the Company is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2008, 2007, and 2006.
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
Certain Reclassifications
     Certain reclassifications have been made in the 2007 and 2006 Consolidated Financial Statements to conform to the classifications used in 2008.
B. Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. The only significant acquisitions in the three years ended December 31, 2008, were the acquisitions of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain underwriters from LandAmerica Financial Group, Inc. (“LFG”) in 2008 and the acquisition of an equity interest in Ceridian in 2007.
Significant Acquisition
Acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company
     On December 22, 2008, FNF completed the acquisition of LFG’s two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of FNF’s title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due in 2013 (see note I), and $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate (subject to post-closing adjustment) of the statutory net worth of United at the time of closing.
     The total purchase price was as follows (in millions):

Cash paid by FNF’s title insurance underwriters, net of cash acquired	$138.0
Subordinated note payable to LFG (see note I)	50.0
FNF common stock (3,176,620 shares valued at $15.74 per share)	50.0
Transaction costs	3.8

$241.8

     The purchase price has been initially allocated to the LFG Underwriters’ assets acquired and liabilities assumed based on our best estimates of their fair values as of December 22, 2008. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as the Company completes its valuation process, which it expects to have substantially complete by the end of the first quarter of 2009. The initial purchase price allocation is as follows (in millions):

Cash and Investments	929.3
Trade and notes receivable	81.7
Title plants	95.1
Property and equipment	41.5
Deferred tax assets	151.1
Other assets	99.7
Goodwill	226.4
Reserve for claim losses	(1,115.8)
Other liabilities assumed	(267.2)

Total purchase price	$241.8

     The following table summarizes the other liabilities assumed in the acquisition of the LFG Underwriters (in millions):

Estimated facility closure costs	$46.7
Estimated employee termination costs	14.0
Other merger related costs	3.8
Other operating liabilities	202.7

$267.2

     The Company is currently evaluating various agreements, including leases, vendor and agency agreements, title plants, and customer contracts of the LFG Underwriters. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired companies. The Company expects to substantially complete this evaluation during the first half of 2009 and will adjust the amounts recorded as of December 31, 2008, to reflect the Company’s revised evaluations.
Unaudited Pro Forma Results
     Selected unaudited pro forma results of operations for years ended December 31, 2008 and 2007, assuming the acquisition of the LFG Underwriters had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition are presented for comparative purposes below (in millions):

	2008	2007
Total revenues	$6,413.6	$8,614.4
Net earnings (A)	(413.0)	82.8
Pro forma earnings per share — basic	(1.94)	0.38
Pro forma earnings per share — diluted	(1.94)	0.37

(A)	The pro forma net earnings for FNF and the LFG Underwriters for 2008 include charges recorded by the LFG Underwriters of $135.1 million for impairments of other intangible assets and goodwill and charges recorded by FNF of $261.6 million for adverse development of loss reserves. The pro forma net earnings for 2007 include charges recorded by FNF of $217.2 million for adverse development of loss reserves.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Acquisitions
Acquisition of Equity Interest in Ceridian
     On November 9, 2007, FNF and Thomas H. Lee Partners, LP (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. The Company contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership percentage by the Company, which the Company accounts for using the equity method of accounting for financial statement purposes. On the closing date, the Company recorded income of $12.3 million in fees associated with the syndication of investors in the acquisition of Ceridian. Ceridian is an information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.
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
Cascade Timberlands LLC
     During 2006, the Company purchased equity interests in Cascade Timberlands LLC (“Cascade Timberlands”) totaling 71% of Cascade Timberlands. As of December 31, 2008, the Company owned approximately 70% of the outstanding interests of Cascade Timberlands which was purchased for $88.5 million. The primary assets of Cascade Timberlands are approximately 266,909 acres of productive timberlands located on the eastern side of the Cascade mountain range extending from Bend, Oregon south on State Highway 20 toward the California border. Cascade Timberlands was created by the secured creditors of Crown Pacific LP upon the conclusion of the bankruptcy case of Crown Pacific LP in December 2004.
Acquisition of Equity Interest in Sedgwick
     On January 31, 2006, the Company, along with its equity partners, THL and Evercore Capital Partners, completed an acquisition of Sedgwick which resulted in the Company obtaining a 40% interest in Sedgwick for approximately $126 million. In September 2006, the Company invested an additional $6.8 million in Sedgwick, maintaining its 40% ownership interest. During 2008, the Company sold 20% of its interest in Sedgwick (reducing its interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million. Sedgwick, headquartered in Memphis, Tennessee, is a leading provider of outsourced insurance claims management services to large corporate and public sector entities.
C. Fair Value Measurements
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value hierarchy established by SFAS 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with SFAS No. 157, our financial assets and liabilities that are recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on model inputs that are unobservable.
     The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale	$—	$2,821,774	$32,055	$2,853,829
Equity securities available for sale	71,516	—	—	71,516

Total	$71,516	$2,821,774	$32,055	$2,925,345

     The Company’s level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. The Company utilizes one firm for its taxable bond portfolio and another for its municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. The Company only relies on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. The Company’s fixed maturities classified as level 3 consist of auction rate securities with a par value of $88.8 million and fair value at December 31, 2008, of $32.1 million, which were included in the assets of the LFG Underwriters that the Company acquired on December 22, 2008. There is no active market for these auction rate securities and they are valued using models with some non-observable inputs. Fair values for these securities are provided by a third-party pricing service and represent one percent of our total portfolio.
D. Investments
     The carrying amounts and fair values of the Company’s fixed maturity securities at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$558,651	$526,425	$32,469	$(243)	$558,651
States and political subdivisions	1,049,125	1,029,505	24,550	(4,930)	1,049,125
Corporate debt securities	875,005	910,533	8,413	(43,941)	875,005
Foreign government bonds	43,510	41,582	1,943	(15)	43,510
Mortgage-backed/Asset-backed securities	293,188	292,452	1,227	(491)	293,188
Other	34,350	33,712	677	(39)	34,350

	$2,853,829	$2,834,209	$69,279	$(49,659)	$2,853,829

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$863,181	$841,483	$21,990	$(292)	$863,181
States and political subdivisions	1,261,517	1,252,904	9,498	(885)	1,261,517
Corporate debt securities	657,445	667,331	4,615	(14,501)	657,445
Foreign government bonds	42,414	41,900	549	(35)	42,414
Mortgage-backed	15	14	1	—	15

	$2,824,572	$2,803,632	$36,653	$(15,713)	$2,824,572

     At December 31, 2008, the majority of the Company’s mortgage-backed and asset-backed securities were acquired as a result of the acquisition of the LFG Underwriters. They are made up of $150.5 million of agency mortgage-backed securities, $38.8 million of agency collateralized mortgage obligations, $75.2 million of commercial mortgage-backed securities, and $28.7 million of other asset-backed securities. 97% of the Company’s mortgage-backed securities are rated AAA.
     The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2008, 2007, and 2006 was $(1.3) million, $46.1 million, and $16.5 million, respectively.
     The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at December 31, 2008:

	December 31, 2008
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(Dollars in thousands)
One year or less	$313,583	11.1%	$315,826	11.1%
After one year through five years	1,123,303	39.6	1,129,429	39.6
After five years through ten years	845,396	29.8	848,144	29.7
After ten years	288,220	10.2	295,974	10.3
Mortgage-backed securities	263,707	9.3	264,456	9.3

	$2,834,209	100.0%	$2,853,829	100.0%

Subject to call	$440,073	13.1%	$448,612	13.0%

     Fixed maturity securities valued at approximately $194.3 million and $132.6 million were on deposit with various governmental authorities at December 31, 2008 and 2007, respectively, as required by law.
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
     Equity securities at December 31, 2008 and 2007 consisted of investments in various industry groups at a cost basis of $79.8 million and $96.1 million, respectively, and fair value of $71.5 million and $93.3 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2008 or 2007.
     The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2008, gross unrealized gains and gross unrealized losses on equity securities were $2.2 million and $10.5 million, respectively. As of December 31, 2007, gross unrealized gains and gross unrealized losses on equity securities were $6.0 million and $8.8 million, respectively.
     The change in unrealized gains (losses) on equity securities for the years ended December 31, 2008, 2007 and 2006 was $(5.5) million, $6.5 million, and $3.0 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest and investment income consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash and cash equivalents	$11,414	$36,223	$36,371
Fixed maturity securities	102,331	119,879	112,523
Equity securities	2,614	4,231	8,725
Short-term investments	11,485	18,200	29,141
Other	6,526	6,884	19,847

Total	$134,370	$185,417	$206,607

     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2008 and 2007, the Company had security loans outstanding with fair values of $103.6 million and $264.2 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $107.6 million and $271.8 million at December 31, 2008 and 2007, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Net realized (losses) gains related to investments were $(49.4) million, $18.5 million, and $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     During the years ended December 31, 2008, 2007 and 2006, gross realized gains on sales of fixed maturity securities considered available for sale were $13.1 million, $11.0 million, and $1.2 million, respectively; gross realized losses were $9.8 million, $2.0 million, and $1.2 million, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $1,231.9 million, $4,480.1 million, and $2,476.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.
     During the years ended December 31, 2008, 2007 and 2006, gross realized gains on sales of equity securities considered available for sale were $5.9 million, $34.2 million, and $49.3 million, respectively; gross realized losses were $4.9 million, $28.8 million, and $29.4 million, respectively. Gross proceeds from the sale of equity securities amounted to $79.4 million, $807.3 million, and $648.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 were as follows (dollars in thousands):
2008

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$37,920	$(243)	$—	$—	$37,920	$(243)
States and political subdivisions	116,364	(3,740)	10,762	(1,190)	127,126	(4,930)
Corporate debt securities	451,615	(26,006)	90,043	(17,935)	541,658	(43,941)
Foreign securities	2,022	(15)	—	—	2,022	(15)
Mortgage-backed/ asset-backed securities	42,578	(491)	—	—	42,578	(491)
Equity securities	22,346	(10,483)	—	—	22,346	(10,483)
Other	2,137	(39)	—	—	2,137	(39)

Total temporarily impaired securities	$674,982	$(41,017)	$100,805	$(19,125)	$775,787	$(60,142)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$3,117	$(3)	$103,433	$(289)	106,550	(292)
States and Political Subdivisions	$16,860	$(153)	$180,137	$(732)	196,997	(885)
Corporate Securities	97,068	(4,671)	249,452	(9,830)	346,520	(14,501)
Foreign Securities			9,305	(35)	9,305	(35)
Equity Securities	42,259	(8,596)	454	(182)	42,713	(8,778)

Total Temporarily Impaired Securities	$159,304	$(13,423)	$542,781	$(11,068)	$702,085	$(24,491)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that the Company considers to be temporary. Because the Company has the intent and ability to hold these securities and the Company believes in the quality of the holdings and their ratings, the Company does not consider these investments to be other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary; the Company expects recovery, and thus does not consider these investments other-than-temporarily impaired.
     During 2008, 2007 and 2006, the Company incurred impairment charges relating to investments that it determined to be other than temporarily impaired, which resulted in charges of $59.0 million, $3.1 million, and $9.1 million. The impairment charges in 2008 included $25.4 million related to fixed maturity securities, $30.1 million related to equity securities, and $3.4 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to the Company’s conclusion that the credit risk relating to the holdings was high and thus the assets are likely other-than-temporarily impaired. The impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of December 31, 2008 and 2007, consisted of (in thousands):

	Ownership	2008	2007
Ceridian	33%	$453,129	$503,118
Sedgwick	(a)	115,646	131,160
Remy	47%	61,786	79,958
Other	various	13,978	24,120

Total		$644,539	$738,356

(a)	As of December 31, 2008 and 2007, the company ownership percentage in Sedgwick was 32% and 40%, respectively.
     Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. The Company accounts for its equity in Ceridian on a three-month lag. Accordingly, FNF’s net earnings for the year ended December 31, 2008, include the Company’s equity in Ceridian’s earnings for the period from November 10, 2007 through September 30, 2008 and there is no equity in income of Ceridian included in the Company’s 2007 results of operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008
(in millions)
Total current assets	$1,300.0
Goodwill and other intangible assets, net	4,755.5
Other assets	3,397.9

Total assets	$9,453.4

Current liabilities	$986.3
Long-term obligations, less current portion	3,516.5
Other long-term liabilities	3,557.7

Total liabilities	8,060.5
Equity	1,392.9

Total liabilities and equity	$9,453.4

Period from
November 10, 2007,
through September 30, 2008
(in millions)
Total revenues	$1,417.7
Loss before income taxes	(108.4)
Net loss	(73.0)
     During the years ended December 31, 2008, 2007, and 2006, the Company recorded an aggregate of $(13.4) million, $0.8 million, and $1.7 million, respectively, in equity in (losses) earnings of unconsolidated affiliates.
E. Property and Equipment
     Property and equipment consists of the following:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Land	$89,418	$91,670
Buildings	39,465	32,798
Leasehold improvements	82,025	79,092
Furniture, fixtures and equipment	550,989	485,593

	761,897	689,153
Accumulated depreciation and amortization	(454,742)	(422,997)

	$307,155	$266,156

F. Goodwill
     Goodwill consists of the following:

	Fidelity National	Specialty	Corporate
	Title Group, Inc.	Insurance	and Other	Total
	(Dollars in thousands)
Balance, December 31, 2006	$1,087,813	$28,717	$42,643	$1,159,173
Goodwill acquired during the year	158,517	—	26,890	185,407

Balance, December 31, 2007	1,246,330	28,717	69,533	1,344,580
Goodwill acquired during the year	237,966	—	(888)	237,078

Balance, December 31, 2008	$1,484,296	$28,717	$68,645	$1,581,658

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
G. Other Intangible Assets
     Other intangible assets consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Customer relationships and contracts	$204,389	$201,921
Other	25,563	25,563

	229,952	227,484
Accumulated amortization	(137,442)	(109,976)

	$92,510	$117,508

     Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $22.3 million, $23.8 million, and $162.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Other represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2008, is $17.2 million in 2009, $14.9 million in 2010, $11.8 million in 2011, $9.4 million in 2012 and $7.9 million in 2013.
H. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Accrued benefits	$235,813	$200,793
Salaries and incentives	100,418	121,524
Security loans	107,627	271,807
Accrued rent	78,624	28,141
Trade accounts payable	56,471	46,767
Accrued recording fees and transfer taxes	27,118	32,690
Accrued premium taxes	8,873	16,430
Other accrued liabilities	214,001	104,957

	$828,945	$823,109

I. Notes Payable
     Notes payable consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$249,217	$249,033
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	241,081	240,981
Syndicated credit agreement, unsecured, interest payable monthly at LIBOR plus 0.36% (3.53% at December 31, 2008), unused portion of $515 million at December 31, 2008, due October 2011	585,000	535,000
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (3.7%-10.67%), various maturities	197,536	133,148
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50,000	—
Other	28,015	9,577

	$1,350,849	$1,167,739

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, the Company entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually. In addition, the combined net assets of the LFG Underwriters included $15.7 million of notes payable which are included on FNF’s consolidated balance sheet at December 31, 2008.
     At December 31, 2008, the carrying value of the Company’s outstanding notes payable was approximately $71.8 million lower than its estimated fair value. The carrying value of the Company’s notes payable was approximately $6.3 million lower than its estimated fair value at December 31, 2007. The fair value of the Company’s unsecured notes payable is based on established market prices for the securities on December 31, 2008 and 2007. The fair value of the Company’s remaining fixed rate and variable rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement requires the Company to maintain certain financial ratios and levels of capitalization. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) the Company fails to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At December 31, 2008, the Company was in compliance with all of the covenants under the Credit Agreement.
     In connection with the purchase of certain leasing assets from FIS (see “Transactions with Related Parties” in note A), the Company assumed certain liabilities associated with those assets, including various bank promissory notes, totaling $134.9 million at the date of purchase. The Company has continued to use bank promissory notes with similar terms to finance purchases of assets within our leasing operations. As of December 31, 2008 and 2007, these promissory notes totaled $197.5 million and $133.1 million, respectively, bore interest at various fixed rates and matured at various dates. These promissory notes are non-recourse obligations and are secured by interests in certain leases and underlying equipment. In addition, the Company also assumed a $20 million revolving credit

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility. This facility is also secured by interests in certain leases and underlying equipment and bears interest at Prime-0.5%. As of December 31, 2008, $13.9 million was unused. On September 30, 2007, in connection with the acquisition of certain leasing assets from FIS, the Company also entered into an unsecured note with FIS in the amount of $7.3 million. The note, with a balance of $6.2 million and $7.1 million at December 31, 2008 and 2007, respectively, bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter and is due October, 2012.
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
     On March 11, 2003, Old FNF issued $250.0 million aggregate principal amount of 5.25% notes, which are unsecured. The notes were priced at 99.247% of par to yield 5.433% annual interest. As such, the Company recorded a discount of $1.9 million, which was netted against the $250.0 million aggregate principal amount of notes. The discount was amortized to interest expense based on the 10-year term of the notes. The Company received net proceeds of approximately $246.2 million, after expenses, which was used to pay a portion of the $1,069.6 million purchase price for FIS. Interest was payable semiannually.
     On January 17, 2006, $241.3 million aggregate principal amount of the Old FNF 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the Old FNF 5.25% notes due 2013 were exchanged for FNF notes having identical terms. The remaining principal amount of $8.7 million of the Old FNF 7.30% notes has been redeemed and cancelled.
     Principal maturities of notes payable at December 31, 2008, are as follows (dollars in thousands):

2009	$87,639
2010	58,835
2011	870,671
2012	20,956
2013	309,344
Thereafter	3,404

$1,350,849

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
J. Income Taxes
     Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current	$(91,847)	$55,212	$331,327
Deferred	(33,695)	(8,436)	19,544

	$(125,542)	$46,776	$350,871

     For the year ended December 31, 2006, the aggregate amount above includes income tax expense attributable to FIS operations of $118.4 million.
     Total income tax (benefit) expense for the years ended December 31 was allocated as follows (in thousands):

	2008	2007	2006
Statement of earnings	$(125,542)	$46,776	$350,871

Other comprehensive income:
Changes in unrealized foreign currency translation gains	276	1,400	(62)
Minimum pension liability adjustment	(10,437)	6,165	3,956
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during the year	(20,683)	25,699	15,190
Reclassification adjustment for realized losses (gains) included in net earnings	18,215	(6,395)	(7,940)

Total income tax (benefit) expense allocated to other comprehensive income	(12,629)	26,869	11,144
Additional paid-in capital (exercise of stock options)	(297)	(4,687)	(81,776)

Total income taxes	$(138,468)	$68,958	$280,239

     A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(0.9)	(0.9)	(1.4)
Deductible dividends paid to FNF 401(k) plan	0.7	(1.8)	(0.4)
Tax exempt interest income	4.0	(12.2)	(2.4)
State income taxes	2.5	2.6	4.1
Non-deductible expenses	1.2	3.8	2.3

	42.5%	26.5%	37.2%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The significant components of deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred Tax Assets:
Net operating loss carryovers	$142,778	$—
Insurance reserve discounting	131,939	—
Employee benefit accruals	54,770	52,135
Investment securities	39,080	—
Pension	14,730	3,844
Accrued liabilities	14,625	10,117
Amortization of goodwill and intangible assets	8,789	—
Deferred revenue	333	730
State income taxes	291	3,869
Other	17,717	12,766

Total	425,052	83,461
Less: valuation allowance	(132,550)	—

Deferred tax assets	292,502	83,461

Deferred Tax Liabilities:
Title plant	(70,925)	(58,656)
Lease accounting	(32,372)	(1,434)
Depreciation	(28,042)	(7,241)
Bad debts	(7,432)	(11,799)
Amortization of goodwill and intangible assets	—	(28,821)
Insurance reserve discounting	—	(18,171)
Investment securities	—	(11,190)
Other	(14,513)	(6,758)

Total deferred tax liabilities	(153,284)	(144,070)

Net deferred tax asset (liability)	$139,218	$(60,609)

      Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company changed from a net deferred tax liability position of $60,609 in 2007 to a net deferred tax asset position of $139,218 in 2008. The significant components that make up this change relate to the following items. The Insurance Reserve Discounting changed by $150 million due to the inclusion of the LFG Underwriters’ insurance reserves and the change in the statutory premium reserve amortization related to the 2007 redomestication of two of the FNF underwriters. Investment securities changed by $50.3 million, consisting primarily of the inclusion of the LFG Underwriters’ investment securities and the change in the FAS 115 adjustment for unrealized losses. Amortization of Goodwill and Intangible Assets changed by approximately $38 million consisting primarily of the addition of the LFG Underwriters’ Goodwill and Intangible Assets. The Company has also added a deferred tax asset for the net operating loss attributable to the LFG Underwriters in the amount of $132,550, for which a full valuation allowance has been applied. The deferred tax asset for the net operating loss has been fully valued at this time, as the Company is in the process of determining the probability of its utilization.
     Tax benefits of $0.3 million, $4.7 million, and $81.8 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to stockholders’ equity for the years ended December 31, 2008, 2007, and 2006, respectively.
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
     As of December 31, 2008 and 2007, FNF had approximately $5.8 million and $5.5 million (including interest of $0.6 million and $0.3 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect the Company’s income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company records interest and penalties related to income taxes as a component of income tax expense.
     The Internal Revenue Service (“IRS”) has selected the Company to participate in a pilot program (Compliance Assurance Program or CAP) that is a real-time audit. In 2008, the IRS completed its examination of the Company’s tax returns for the tax year ended December 31, 2007. The Company is currently under audit by the Internal Revenue Service for the 2008 tax year.
K. Summary of Reserve for Claim Losses
     A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$1,419,910	$1,220,636	$1,113,506
Reserves assumed/transferred(1)	1,115,803	—	(8,515)
Claim loss provision related to:
Current year	377,900	450,693	454,507
Prior years	252,504	203,183	31,827

Total claim loss provision	630,404	653,876	486,334
Claims paid, net of recoupments related to:
Current year	(119,399)	(101,246)	(111,708)
Prior years	(308,093)	(353,356)	(258,981)

Total claims paid, net of recoupments	(427,492)	(454,602)	(370,689)

Ending balance	$2,738,625	$1,419,910	$1,220,636

Ending balance of claim loss reserves for title insurance only	$2,678,987	$1,322,622	$1,154,872

Provision for title insurance claim losses as a percentage of title insurance premiums only	18.2%	13.2%	7.5%

(1)	In 2008, the Company assumed $1,115.8 million in additional reserves for claim losses with the acquisition of the LFG Underwriters. In 2006, the Company transferred $8.5 million in reserves to FIS in connection with the distribution of FIS.
     Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. A substantial portion of the Company’s reserve for claim losses is attributable to title insurance operations. The prior year title loss provision amount was unfavorable for each of the years presented. Because reported and paid claims continue to exceed expected claims, management modified the Company’s actuarial model in 2008 to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. In response to the unfavorable prior year development, as well as to address higher expected costs for policies issued in 2005, 2006 and 2007, the title loss provision amounts as a percentage of title premiums increased in 2008 and 2007.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a result of the factors described above, during the year ended December 31, 2008, the Company recorded a charge to the provision for claim losses of $261.6 million for development on prior policy years. During the year ended December 31, 2007, the Company recorded charges totaling $217.2 million, resulting from adverse claim loss development on prior policy years. These charges were in addition to the provision for title insurance claim losses of 8.5% and 7.5%, respectively.
     Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. Due to the uncertainty inherent in the process and to the judgment used by management the ultimate liability may be greater or less than our current reserves.
L. Commitments and Contingencies
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
     There are class actions

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name FNF (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers alleging that they violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent allege that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which these matters are pending, ruled that TILA violations as alleged in these complaints could not be the subject of a class action.
     There are class actions pending against FNF, Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc. and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although a similar case filed in Indiana was decertified by the appellate court and the Company has moved to decertify a companion case there the Missouri courts have refused to decertify a case now pending and set for trial June 1, 2009. On January 30, 2009, the court granted the Fidelity defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states. On January 26, 2009 a recording fee class action was filed in New Jersey.
     There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees and unnecessary “junk” fees (wire fees; document download fees) without performing any separate service for those fees which was not already included as a service for the “escrow fee”. Additionally, two of the cases allege that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification have not yet been filed in any of these cases.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On December 3, 2007, a former title officer for Lawyers Title Insurance Corporation in California filed a putative class action suit against Lawyers and LandAmerica Financial Group, Inc. (“LFG”) (together, the “Defendants”) in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former Lawyers escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation in May 2009. Should further litigation prove necessary following the mediation, management believes that the Company has meritorious defenses both to class certification and to liability.
     Various governmental entities are studying the title insurance product, pricing, business practices, and potential regulatory and legislative changes. The Company receives inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to its business. Sometimes these take the form of civil investigative subpoenas. The Company attempts to cooperate with all such inquiries. From time to time, the Company is assessed fines for violations of regulations or other matters or enters into settlements with such authorities which require the Company to pay money or take other actions.
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing substantial changes to the existing regulations. Hearings on the revised regulations were held in August. The Company, through the California Land Title Association, continues to work with the CDI to refine certain aspects of the proposed regulations, including the statistical reporting provisions.
     In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. The Company has a contingent liability relating to proper disposition of these balances for our customers, which amounted to $5.7 billion at December 31, 2008. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2008 and 2007 related to these arrangements.
     Future minimum operating lease payments are as follows (dollars in thousands):

2009	$166,626
2010	125,972
2011	86,451
2012	51,112
2013	23,542
Thereafter	101,580

Total future minimum operating lease payments	$555,283

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Rent expense incurred under operating leases during the years ended December 31, 2008, 2007 and 2006 was $141.2 million, $165.6 million, and $224.4 million, respectively. Rent expense in 2008 and 2007 includes abandoned lease charges related to office closures of $23.4 million and $13.0 million, respectively.
     The Company is party to an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2008, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by the Company of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if the Company declines to purchase the facilities at the end of the lease and also declines to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. The Company has no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Earnings.
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
M. Regulation and Stockholders’ Equity
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
     Since the Company is governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on the Company’s insurance operations, particularly its Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted. See note L for a description of certain recent regulatory developments in California.
     Pursuant to statutory accounting requirements of the various states in which the Company’s insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2008, the combined statutory unearned premium reserve required and reported for the Company’s title insurers was $2,137.2 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
     The Company’s insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2008, $1,547.4 million of the Company’s net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2009, the Company’s title insurers can pay or make distributions to the Company of approximately $214.7 million, without prior approval.
     The combined statutory capital and surplus of the Company’s title insurers was $634.9 million and $652.6 million as of December 31, 2008 and 2007, respectively. The combined statutory net earnings of the Company’s title insurance subsidiaries were $170.9 million (excluding the LFG Underwriters), $204.8 million, and $413.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.
     As a condition to continued authority to underwrite policies in the states in which the Company’s insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, the Company’s escrow and trust business is subject to regulation by various state banking authorities.
     Pursuant to statutory requirements of the various states in which the Company’s insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of the Company’s underwriters has complied with the minimum statutory requirements as of December 31, 2008.
     The Company’s underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, Lawyers Title Company, and Gateway Title Company, and $0.1 million for Napa Valley Title. All of the Company’s underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2008.
     On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which the Company can repurchase up to 25 million shares of its common stock. The Company may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company began purchasing shares under this program on a regular basis on April 30, 2007 and, through December 31, 2008, the Company has repurchased a total of 12,840,470 shares for $229.1 million, or an average of $17.84 per share. This includes 3,165,470 shares repurchased in 2008 for $46.0 million, or $14.53 per share and 9,675,000 shares repurchased in 2007 for a total of $183.1 million, or $18.93 per share. Shares repurchased in 2007 include 1,000,000 shares which the Company purchased from its Chairman of the Board, William P. Foley, II. In August 2007, Mr. Foley planned to sell 1,000,000 shares of FNF stock on the open market. Because the Company was actively purchasing shares of treasury stock on the open market at the same time, the Company agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase. The Company did not repurchase any shares under this plan during 2006.
N. Employee Benefit Plans
Stock Purchase Plan
     During the three-year period ended December 31, 2008, eligible employees of the Company and its subsidiaries could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by the Company and its subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. The Company and its subsidiaries contribute varying amounts as specified in the ESPPs.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company and its subsidiaries contributed $15.2 million, $17.2 million, and $24.5 million to the ESPPs in the years ended December 31, 2008, 2007, and 2006, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
     During the three-year period ended December 31, 2008, the Company and its subsidiaries have offered their employees the opportunity to participate in 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all Fidelity employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the years ended December 31, 2007 and 2006, the Company and its subsidiaries matched 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. There was no employer match for the year ended December 31, 2008. The Company’s contributions to the 401(k) Plans for the years ended December 31, 2007 and 2006 were $22.8 million, and $39.5 million, respectively.
Stock Option Plans
     In connection with the 2005 distribution of FNT stock by Old FNF, the Company established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2008, there were 2,252,300 shares of restricted stock and 23,219,283 stock options outstanding under this plan.
     On October 24, 2006, as part of the closing of the 2006 Distribution and spin-off from Old FNF, the Company granted options and restricted stock to replace Old FNF options and Old FNF restricted stock to its employees. The Company issued approximately 10.0 million options with a weighted average strike price of $10.47 per share to replace 5.0 million outstanding Old FNF options granted out of the historical FNF plans in an intrinsic value swap. The Company also issued approximately 0.7 million shares of restricted stock to employees as part of the distribution and to replace Old FNF restricted stock. During 2006, at the closing of the 2006 Distribution the Company also granted 790,000 shares of restricted stock to certain executive officers and the board of directors. Subsequent to the closing of the 2006 Distribution, the Company also granted 754,500 shares of restricted stock to other officers and employees and 2,116,500 options to other officers and employees.
     A detail of Old FNF option activity from December 31, 2005 through the closing of the 2006 Distribution transaction on October 24, 2006 is as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock option transactions under the Current Omnibus Plan for 2006, 2007, and 2008 were as follows:

		Weighted Average
	Options	Exercise Price	Exercisable
Balance, December 31, 2005	2,206,500	$21.90	—
Granted	2,116,500	23.40
Granted in intrinsic value swap in connection with 2006 Distribution	10,009,967	10.47
Exercised	(158,116)	10.08
Cancelled	(33,441)	5.01

Balance, December 31, 2006	14,141,410	$14.55	7,406,280
Granted	5,257,997	13.64
Exercised	(1,087,946)	7.73
Cancelled	(302,627)	21.66

Balance, December 31, 2007	18,008,834	$14.57	9,904,089
Granted	6,162,942	7.09
Exercised	(775,092)	6.93
Cancelled	(177,401)	17.70

Balance, December 31, 2008	23,219,283	$12.82	11,971,263

     Restricted stock transactions under the Omnibus Plan in 2006, 2007, and 2008 were as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Balance, December 31, 2005	777,500	$21.90
Granted	1,544,500	22.82
Granted in intrinsic value swap in connection with 2006 Distribution	702,620	15.14
Cancelled	(11,250)	21.90
Vested	(416,721)	17.13

Balance, December 31, 2006	2,596,649	$21.38
Granted	510,503	13.87
Cancelled	(34,289)	17.54
Vested	(996,811)	20.07

Balance, December 31, 2007	2,076,052	16.82
Granted	1,370,358	11.46
Cancelled	(28,973)	16.98
Vested	(1,165,137)	19.54

Balance, December 31, 2008	2,252,300	12.71

     The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2008:

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In thousands)				(In thousands)
$0.00 — $5.60	1,800,782	2.32	$3.82	$25,089	1,800,782	2.32	$3.82	$25,087
$5.61 — $12.52	7,174,533	7.24	7.38	74,400	1,011,591	3.70	9.15	8,703
$12.53 — $12.77	2,268,493	3.70	12.77	11,307	2,268,493	3.70	12.77	11,307
$12.78 — $16.65	6,841,827	6.37	14.35	23,232	2,948,345	5.71	15.30	7,229

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In thousands)				(In thousands)
$16.66 — $20.92	1,125,270	5.92	17.80	—	1,084,900	5.87	17.75	—
$20.93 — $22.22	2,126,878	6.83	21.88	—	1,599,461	6.82	21.88	—
$22.23 — $23.44	1,881,500	7.98	23.44	—	1,257,691	7.98	23.44	—

	23,219,283	6.21	$12.82	$134,028	11,971,263	5.05	$14.53	$52,326

     The Company accounts for stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that compensation cost relating to share-based payments be recognized in the Company’s consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. SFAS 123R required the recording of expense relating to the vesting of all unvested options beginning in the first quarter of 2006. The adoption of SFAS 123R on January 1, 2006 had no material impact on the Company’s income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic or diluted earnings per share in 2006 due to the fact that all options accounted for using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” were fully vested as of December 31, 2005. Net earnings reflect stock-based compensation expense amounts of $32.7 million, $29.9 million, and $65.0 million, for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in personnel costs in the reported financial results of each period. Included in the 2006 amount is a $24.5 million charge related to the vesting of performance based options at FIS for which the vesting criteria was met during the first quarter and a $0.3 million charge for accelerated vesting, which was approved by the compensation committee, of stock options and restricted stock shares granted to a director who resigned from the board of directors in the third quarter of 2006.
Old FNF options granted prior to the closing of the 2006 Distribution
     The risk free interest rate used in the calculation was the rate that corresponded to the weighted average expected life of an option. For options granted in 2006, the Company used a risk free interest rate of 4.9%, a volatility factor for the expected market price of the common stock of 28%, an expected dividend yield of 2.6%, and a weighted average expected live of 4.1 years. The weighted average fair value of each option granted during 2006 was $9.25 ($4.66 as adjusted for the 2006 Distribution intrinsic value conversion).
FNF options granted from the 2005 Omnibus Plan
     The risk free interest rates used in the calculation are the rates that correspond to the weighted average expected life of an option. For options granted in the years ended December 31, 2008, 2007, and 2006, the Company used risk free interest rates of 2.5%, 3.8%, and 4.6%, respectively, volatility factors for the expected market price of the common stock of 40%, 29%, and 29%, respectively, expected dividend yields of 4.0%, 5.0%, and 5.1%, respectively, and weighted average expected lives of 5.0 years, 4.4 years, and 4.4 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2008, 2007, and 2006, were $1.87, $2.36, and $4.23, respectively.
     At December 31, 2008, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants was $49.8 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.58 years.
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
     The following table sets forth the funded status of the Pension Plan and amounts reflected in the Company’s Consolidated Balance Sheets as of December 31, 2008, 2007 and 2006:

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$149,670	$158,258	$162,875
Effects of change in actuarial assumptions	(1,866)	(7,212)	(3,970)
Interest cost	9,008	8,876	8,780
Actuarial loss	844	2,667	1,856
Gross benefits paid	(12,682)	(12,919)	(11,283)

Net benefit obligation at end of year	$144,974	$149,670	$158,258

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$142,546	$126,991	$112,636
Actual return on plan assets	(25,600)	11,373	13,511
Employer contributions	3,842	17,101	12,127
Gross benefits paid	(12,682)	(12,919)	(11,283)

Fair value of plan assets at end of year	$108,106	$142,546	$126,991

Funded status at end of year	$(36,868)	$(7,124)	$(31,267)
Unrecognized net actuarial loss	83,544	53,800	67,677

Net amount recognized at end of year	$46,676	$46,676	$36,410

     The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.
     Pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), the Company’s measurement date is December 31.
     The net pension liability included in accounts payable and accrued liabilities as of December 31, 2008 and 2007 is $36.9 million and $7.1 million, respectively.
     The components of net periodic expense included in the results of operations for 2008, 2007, and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	9,008	8,876	8,780
Expected return on assets	(11,581)	(10,638)	(9,752)
Amortization of actuarial loss	6,415	8,597	9,916

Total net expense	$3,842	$6,835	$8,944

     The net gain or loss recognized in other comprehensive income is shown below, on both a before tax and net of tax basis. There is no impact in other comprehensive income related to a net transition asset or obligation or net prior service cost or credit.

	Before Tax	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2008:
Accumulated other comprehensive income at January 1	$53,800	$30,632
Amounts recognized in current fiscal year:
Net loss/gain	(6,415)	(4,041)

Total	(6,415)	(4,041)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	36,159	22,780

Total	36,159	22,780

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before Tax	Net of Tax
	(Dollars in thousands)
Accumulated other comprehensive income at December 31	83,544	49,371

Amounts expected to be recognized in the following year:
Net loss/gain	(6,406)	(4,036)

Total	$(6,406)	$(4,036)

Year ended December 31, 2007:
Accumulated other comprehensive income at January 1	$67,676	$39,530
Amounts recognized in current fiscal year:
Net loss/gain	(8,597)	(5,513)

Total	(8,597)	(5,513)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	(5,279)	(3,385)

Total	(5,279)	(3,385)

Accumulated other comprehensive income at December 31	53,800	30,632

Amounts expected to be recognized in the following year:
Net loss/gain	(8,597)	(5,457)

Total	$(8,597)	$(5,457)

Pension Assumptions
     Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2008		2007
Discount rate	6.25%		6.25%
Rate of compensation increase	N/A	(a)	N/A	(a)
     Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2008	2007	2006
Discount rate	6.25%	5.75%	5.50%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.
     The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.
Pension Plan Assets
     The expected long term rate of return on plan assets was 8.5% for the years ended December 31, 2008 and 2007, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. The Company’s strategy is to focus on a one to three-year investment horizon, targeting equity securities at 65% of total assets. The remainder of the portfolio is invested in fixed income securities and cash equivalents in a liability driven investment strategy that intends to match the duration of the fixed income investments to the duration of the plan’s liabilities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s pension plan asset allocation at December 31, 2008 and 2007 and target allocation for 2009 are as follows:

		Percentage of
	Target Allocation	Plan Assets
Asset Category	2009	2008	2007
Equity securities	65%	65.2%	56.8%
Liability driven investment	35%	24.9	—
Debt securities		—	34.4
Insurance annuities		7.0	5.4
Other (Cash)	1-3%	2.9	3.4

Total		100.0%	100.0%
     The Company does not hold any investments in its own equity securities within its pension plan assets.
Pension Plan Cash Flows
Plan Contributions
     The Company’s funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2008, 2007 and 2006, the Company made contributions of $3.8 million, $17.1 million, and $12.1 million, respectively.
Plan Benefit Payments
     A detail of actual and expected benefit payments is as follows (in thousands):

Actual Benefit Payments:
2007	$12,919
2008	12,682

Expected Future Payments:
2009	$12,682
2010	10,859
2011	11,624
2012	11,161
2013	11,558
2014-2018	87,091
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The accrued cost of the accumulated postretirement benefit obligation included in the Company’s Consolidated Balance Sheets at December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(Dollars in thousands)
Change in Benefit Obligation:
Net benefit obligation at beginning of year	$17,294	$19,912	$18,235
Service cost	—	—	43
Interest cost	946	990	1,099
Plan participants’ contributions	1,173	1,567	1,631
Plan amendments	—	2,768	(2,420)
Actuarial (gain) loss	(1,040)	(5,073)	4,185
Gross benefits paid	(3,078)	(2,870)	(2,861)

Net benefit obligation at end of year	$15,295	$17,294	$19,912

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	1,905	1,303	1,230
Plan participants’ contributions	1,173	1,567	1,631
Gross benefits paid	(3,078)	(2,870)	(2,861)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(15,295)	$(17,294)	$(19,912)
Unrecognized net actuarial loss	—	—	—
Unrecognized prior service cost	—	—	—

Net accrued cost of accumulated postretirement benefit obligation included in accounts payable and accrued liabilities	$(15,295)	$(17,294)	$(19,912)

     Pursuant to SFAS 158, the Company’s measurement date is December 31.
     Pursuant to SFAS 158 for this fiscal year end, the liability recorded on the Company’s balance sheet at December 31, 2008 and 2007 is equal to the funded status.
     The Company’s postretirement health care and life insurance costs included in the results of operations for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Service cost	$—	$—	$43
Interest cost	946	990	1,099
Amortization of prior service cost	505	(22)	(3,225)
Amortization of actuarial loss	—	581	1,487

Total net periodic income	$1,451	$1,549	$(596)

     The components of amounts recognized in other comprehensive income, showing separately the net transition asset or obligation, the net gain or loss and the net prior service cost or credit, are as shown below, on both a before tax and net of tax basis.

	Before Tax	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2008:
Accumulated other comprehensive income at January 1	$2,887	$1,834
Amounts recognized in current fiscal year:
Net prior service cost/credit	(505)	(318)
Net loss/gain	—
Unrecognized amounts arising in current fiscal year:
Net prior service cost/credit	—
Net loss/gain	(1,041)	(656)

Total	(1,546)	(974)

Accumulated other comprehensive income at December 31	$1,341	$860

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before Tax	Net of Tax
	(Dollars in thousands)
Amount expected to be recognized in the following year:
Amortization of prior service cost/credit	520	328

Year ended December 31, 2007:
Accumulated other comprehensive income at January 1	$5,751	$3,652
Amounts recognized in current fiscal year:
Net prior service cost/credit	22	14
Net loss/gain	(581)	(369)
Unrecognized amounts arising in current fiscal year:
Net prior service cost/credit	2,768	1,758
Net loss/gain	(5,073)	(3,221)

Total	(2,864)	(1,818)

Accumulated other comprehensive income at December 31	$2,887	$1,834

Amount expected to be recognized in the following year:
Amortization of prior service cost/credit	506	321

Postretirement Benefit Assumptions
     Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2008	2007
Discount rate	5.75%	5.75%
Health care cost trend rate assumed for next year	8.5%	9%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2016	2012
     Weighted-average assumptions used to determine net expense for years ended December 31, are as follows:

	2008	2007	2006
Discount rate	5.75%	5.75%	5.50%
Health care cost trend rate assumed for next year	9%	10%	11%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that the rate reaches the rate it is assumed to remain at	2012	2012	2012
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
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest cost	$53	$(48)
Effect on postretirement benefit obligation	786	(701)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Postretirement Benefit Cash Flows
     A detail of actual and expected benefit payments is as follows (in thousands):

Benefit Payments:
2007	$1,303
2008	1,905
Expected Future Payments:
2009	$1,990
2010	2,003
2011	1,987
2012	1,887
2013	1,738
2014-2018	5,690
LFG Underwriters’ Nonqualified Benefit Plans
     In connection with the acquisition of the LFG Underwriters, the Company assumed certain of the LFG Underwriters’ nonqualified benefit plans. These plans provide various postretirement benefits to certain executives and retirees. The aggregate benefit obligation for these plans is $7.3 million at December 31, 2008.
O. Supplementary Cash Flow Information
     The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash paid (received) during the year:
Interest	$64,406	$53,897	$57,636
Income taxes	(37,388)	86,918	354,711
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$1,645,402	$416,431	$396,738
Less: Total purchase price	243,241	245,825	290,091

Liabilities assumed	$1,402,161	$170,606	$106,647

P. Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
     In the normal course of business the Company and certain of its subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of its title insurance business and other activities.
     The Company generates a significant amount of title insurance premiums in California, Texas, Florida, and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2008	2007	2006
California	17.6%	16.5%	17.6%
Texas	12.5%	12.6%	11.2%
Florida	7.7%	10.8%	13.8%
New York	7.4%	8.0%	7.8%
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
Q. Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.
     As of and for the year ended December 31, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group, Inc.	Insurance	and Other	Total
Title premiums	$2,695,009	$—	$—	$2,695,009
Other revenues	1,034,250	373,392	114,289	1,521,931

Revenues from external customers	$3,729,259	$373,392	$114,289	$4,216,940
Interest and investment income, including realized gains and losses	87,268	9,922	14,965	112,155

Total revenues	$3,816,527	$383,314	$129,254	$4,329,095

Depreciation and amortization	114,989	4,896	22,874	142,759
Interest expense	5,657	487	62,645	68,789
(Loss) earnings before income taxes, equity in (losses) income of unconsolidated affiliates, and minority interest	(230,960)	34,982	(99,415)	(295,393)
Income tax (benefit) expense	(98,159)	11,658	(39,041)	(125,542)
Equity in (losses) income of unconsolidated affiliates	1,073	—	(14,448)	(13,375)
Minority interest	1,518	—	(5,728)	(4,210)
Net earnings (loss)	$(133,246)	$23,324	$(69,094)	$(179,016)
Assets	$6,766,196	$422,630	$1,179,414	$8,368,240
Goodwill	1,484,296	28,717	68,645	1,581,658
     As of and for the year ended December 31, 2007 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group, Inc.	Insurance	and Other	Total
Title premiums	$3,800,458	$—	$—	$3,800,458
Other revenues	1,034,574	386,427	97,841	1,518,842

Revenues from external customers	$4,835,032	$386,427	$97,841	$5,319,300

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fidelity National	Specialty	Corporate
	Title Group, Inc.	Insurance	and Other	Total
Interest and investment income, including realized gains and losses	169,954	16,254	17,667	203,875

Total revenues	$5,004,986	$402,681	$115,508	$5,523,175

Depreciation and amortization	120,223	6,046	3,823	130,092
Interest expense	14,597	1,478	38,866	54,941
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	183,477	53,040	(60,839)	175,678
Income tax expense (benefit)	49,275	19,271	(21,770)	46,776
Equity in income of unconsolidated affiliates	2,467	—	(1,632)	835
Minority interest	2,889	—	(2,921)	(32)
Net earnings (loss)	$133,780	$33,769	$(37,780)	$129,769
Assets	$5,953,562	$461,548	$1,172,743	$7,587,853
Goodwill	1,246,330	28,717	69,533	1,344,580
     As of and for the year ended December 31, 2006 (dollars in thousands):

				Fidelity National
	Fidelity National	Specialty	Corporate	Information
	Title Group, Inc.	Insurance	and Other	Services, Inc.	Eliminations	Total
Title premiums	$4,608,329	$—	$(2,372)	$64,964	$(64,721)	$4,606,200
Other revenues	1,109,293	394,613	4,754	3,215,409	(121,039)	4,603,030
Intersegment revenue	—	—	—	(185,760)	185,760	—

Revenues from external customers	$5,717,622	$394,613	$2,382	$3,094,613	$—	$9,209,230
Interest and investment income, including realized gains and losses	179,932	15,582	20,881	8,774	—	225,169

Total revenues	$5,897,554	$410,195	$23,263	$3,103,387	$—	$9,434,399

Depreciation and amortization	110,486	6,254	447	343,563	—	460,750
Interest expense	12,755	1,443	41,579	154,195	—	209,972
Earnings (loss) before income taxes, equity in income of unconsolidated affiliates, and minority interest	648,574	72,026	(97,466)	318,366	—	941,500
Income tax expense	220,898	28,920	(17,379)	118,432	—	350,871
Equity in income of unconsolidated affiliates	1,702	—	—	—	—	1,702
Minority interest	1,354	—	153,246	(30)	—	154,570
Net earnings (loss)	$428,024	$43,106	$(233,333)	$199,964	—	437,761
Assets	$6,023,461	$455,057	$781,041	$—	$—	$7,259,559
Goodwill	1,087,813	23,842	42,643	—	—	1,154,298
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and the Company’s share in the operations of certain equity investments, including Sedgwick, Ceridian and Remy. During the year ended December 31, 2008, the Company recorded a $4.0 million impairment charge to an intangible asset in the corporate and other segment.
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
R. Recent Accounting Pronouncements
     In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” (“FSP EITF 99-20-1”) FSP EITF 99-20-1 provides guidance in determining whether or not certain beneficial interests in securitized financial assets are other-than-temporarily impaired and allows an entity to use reasonable management judgment in its evaluation of potential impairment of such assets. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted this standard with no material impact on its financial position or results of operations.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” (“FSP FAS 123(R)-1”) FSP FAS 123(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87,88 and 106.” FSB FAS 123(R)-1 requires additional disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risks within plan assets, inputs and valuation techniques used to measure fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. FSP FAS 123(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this standard to have an effect on its financial position and results of operations.
      In November 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is in the process of evaluating the impact of EITF 08-6 on its consolidated financial position or results of operations.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) to clarify the application of SFAS No. 157, “Fair Value Measurements,” in an inactive market. FSP FAS 157-3 was effective immediately upon issuance and applies to financial statements that were not yet issued at that time. The Company has adopted this standard with no material effect on its financial position or results of operations.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, which means that they would be included in the earnings allocation in computing earnings per share under a two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB has concluded that the generally accepted accounting principles hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Such approval was granted on September 16, 2008, making the effective date November 15, 2008. Management has adopted SFAS 162 with no material effects in the Company’s statements of financial condition or operations.
      In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP SFAS 142-3 on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management has implemented SFAS 160 effective January 1, 2009, with no material impact to the Company’s statements of financial position or operations except for the changes in presentation as noted above.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) and is applying it to business combinations occurring subsequent to December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective as of January 1, 2008 for calendar year entities and the Company has adopted SFAS 159 as of that date with no material effects on the Company’s statements financial position or operations.

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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded the LFG Underwriters acquired at the end of 2008. The total assets of $1.8 billion and total revenue post-acquisition of $46 million of the LFG Underwriters represent 21% of our consolidated total assets and 1% of our consolidated total revenue as of and for the year ended December 31, 2008, respectively. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.
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
     Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting
     Report of Independent Registered Public Accounting Firm on Financial Statements
     Consolidated Balance Sheets as of December 31, 2008 and 2007
     Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
     Notes to Consolidated Financial Statements
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
     (a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)

3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30%and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit
Number	Description

4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)

4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)

4.6	Form of 2.36% Subordinated Promissory Note due 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008)

4.7	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))

10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2	Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)

10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)

10.4	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)

10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan.(1)

10.6	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan.(1)

10.7	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)

10.8	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)

10.9	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)

10.10	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)

10.11	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1)

10.12	Employment Agreement between the Registrant and Brent B. Bickett, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.10 to the 2006 Annual Report).(1)

10.13	Employment Agreement between the Registrant and Peter T. Sadowski, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.11 to the 2006 Annual Report).(1)

10.14	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1)

Exhibit
Number	Description

10.15	Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of July 2, 2008(1)

10.16	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1)

10.17	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)

10.18	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009.(1)

21.1	Subsidiaries of the Registrant

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.
By:	/s/ Alan L. Stinson
Alan L. Stinson
Chief Executive Officer

Date: March 2, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan L. Stinson	Chief Executive Officer	March 2, 2009

Alan L. Stinson	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	March 2, 2009

Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	March 2, 2009

William P. Foley, II

/s/ Douglas K. Ammerman	Director	March 2, 2009

Douglas K. Ammerman

/s/ Willie D. Davis	Director	March 2, 2009

Willie D. Davis

/s/ John F. Farrell, Jr.	Director	March 2, 2009

John F. Farrell, Jr.

/s/ Thomas M. Hagerty	Director	March 2, 2009

Thomas M. Hagerty

/s/ Philip G. Heasley	Director	March 2, 2009

Philip G. Heasley

/s/ Daniel D. (Ron) Lane	Director	March 2, 2009

Daniel D. (Ron) Lane

/s/ General William Lyon	Director	March 2, 2009

General William Lyon

/s/ Richard N. Massey	Director	March 2, 2009

Richard N. Massey

/s/ Peter O. Shea, Jr.	Director	March 2, 2009

Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	March 2, 2009

Cary H. Thompson

/s/ Frank P. Willey	Director	March 2, 2009

Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fidelity National Financial, Inc.:
     Under date of March 2, 2009, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008, as contained in the Annual Report on Form 10-K for the year 2008. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note J to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
/s/ KPMG LLP
March 2, 2009
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	96,205	60,003
Investment in unconsolidated affiliates	569,073	634,578
Accounts receivable from subsidiaries	245,784	612,202
Notes receivable, net	227	28,175
Income taxes receivable	115,371	67,244
Deferred tax assets	139,218	—
Investment in subsidiaries	2,822,103	2,997,415
Property and equipment, net	11,783	11,349
Prepaid expenses and other assets	11,950	1,675
Other intangibles	4,419	5,936

	$4,016,133	$4,418,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$34,063	$34,998
Notes payable	1,125,298	1,025,014
Deferred tax liabilities	—	60,609

	1,159,361	1,120,621
Minority Interest	51,199	53,868
Stockholders’ Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2008 and 2007; issued 228,391,066 shares and 223,069,076 shares at December 31, 2008 and 2007, respectively	23	22
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	3,325,209	3,236,866
Retained earnings	(188,954)	213,103

	3,136,278	3,449,991
Accumulated other comprehensive loss	(91,757)	(16,630)
Less treasury stock, 13,488,288 shares and 10,032,449 shares at December 31, 2008 and December 31, 2007, respectively, at cost	(238,948)	(189,273)

	2,805,573	3,244,088

	$4,016,133	$4,418,577

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue:
Other fees and revenue	$3,540	$12,930	$388
Interest and investment income	14,731	6,697	21,146

	18,271	19,627	21,534

Expenses:
Personnel expenses	14,898	20,830	47,538
Other operating expenses	20,293	12,788	27,778
Interest expense	54,118	38,050	41,089

	89,309	71,668	116,405

Loss before income tax expense benefit and equity in (losses) earnings of subsidiaries	(71,038)	(52,041)	(94,871)
Income tax benefit	(30,191)	(13,791)	(35,292)

Loss before equity in (losses) earnings of subsidiaries	(40,847)	(38,250)	(59,579)
Equity in (losses) earnings of subsidiaries	(142,379)	167,987	651,910

(Loss) earnings before minority interest	(183,226)	129,737	592,331
Minority interest	(4,210)	(32)	154,570

Net earnings	$(179,016)	$129,769	$437,761

Basic earnings per share	$(0.85)	$0.60	$2.40

Weighted average shares outstanding, basic basis	209,974	216,583	182,031

Diluted earnings per share	$(0.85)	$0.59	$2.39

Weighted average shares outstanding, diluted basis	209,974	219,989	182,861

Retained earnings, beginning of year	$213,103	$345,516	$103,665
Dividends declared	(223,041)	(262,182)	(195,910)
Net (loss) earnings	(179,016)	129,769	437,761

Retained (deficit) earnings, end of year	$(188,954)	$213,103	$345,516

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net (losses) earnings	$(179,016)	$129,769	$437,761
Adjustments to reconcile net (losses) earnings to net cash used in operating activities:
Amortization of debt issuance costs	1,517	1,630	1,167
Minority interest	(4,210)	(32)	154,570
Equity in losses (earnings) of subsidiaries	142,379	(167,987)	(651,910)
Losses (gains) on sales of investments and other assets	2,554	(1,691)	(4,850)
Stock-based compensation cost	32,669	29,866	64,984
Tax benefit associated with the exercise of stock options	(297)	(4,687)	(81,776)
Transaction fee income	—	(12,293)	—
Net decrease in income taxes	(72,007)	(32,527)	(92,144)
Net (increase) decrease in prepaid expenses and other assets	(9,836)	7,348	5,880
Net (decrease) increase in accounts payable and accrued liabilities	(34,356)	6,178	(463)

Net cash used in operating activities	(120,603)	(44,426)	(166,781)

Cash Flows From Investing Activities:
Proceeds from sales of investments	26,020	372,767	919,653
Purchases of investments	(12,600)	(241,796)	(944,672)
Net (purchases) proceeds from short-term investing activities	(89,836)	—	320,553
Purchases of property and equipment	(1,472)	(10,597)	(914)
Collections (proceeds) of notes receivable	266	1,389	(340)
Proceeds from the sale of partial interest in Sedgwick CMS	53,872	—	—
Net additions to investment in subsidiaries	—	(498,206)	(115,022)

Net cash (used in) provided by investing activities	(23,750)	(376,443)	179,258

Cash Flows From Financing Activities:
Borrowings	170,000	535,000	—
Debt service payments	(120,000)	—	(8,652)
Debt cost additions	—	(904)	(1,336)
Dividends paid	(223,041)	(262,182)	(195,910)
Purchases of treasury stock	(45,998)	(187,245)	—
Exercise of stock options	5,377	8,409	35,665
Tax benefit associated with the exercise of stock options	297	4,687	81,776
Net borrowings and dividends from subsidiaries	357,718	323,104	75,980

Net cash provided by (used in) financing activities	144,353	420,869	(12,477)

Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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
B. Notes Payable
     Notes payable consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	$249,217	$249,033
Unsecured notes, net of discount, interest payable semi-annually at 7.3%, due August 2011	241,081	240,981
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.36% (3.53% at December 31, 2008), unused portion $515 million at December 31, 2008	585,000	535,000
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50,000	—

	$1,125,298	$1,025,014

C. Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash paid (received) during the year:
Interest paid	$50,305	$37,700	$35,292
Income taxes (received) paid	(47,403)	(38,119)	185,678
     On December 22, the Company, along with two of its subsidiaries, Chicago Title Insurance Company and Fidelity National Title Insurance Company (“FNTIC’), completed the acquisition of certain title insurance subsidiaries from LandAmerica Financial Group, Inc. (“LFG”). The purchase price of one of these subsidiaries, Lawyers Title Insurance Corporation (“Lawyers”), included a $50 million subordinated note from the Company due in 2013 (see note B), and $50 million of the Company’s common stock (3,176,620 shares valued at $15.74 per share at the time of closing). Immediately subsequent to the acquisition, the Company contributed its ownership interest in Lawyers to FNTIC.
D. Cash Dividends Received
     The Company has received cash dividends from subsidiaries and affiliates of $0.2 billion, $0.4 billion, and $0.4 billion during the years ended December 31, 2008, 2007, and 2006, respectively.

SCHEDULE V
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charge to					Balance at
	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(Dollars in thousands)
Year ended December 31, 2008:
Reserve for claim losses	$1,419,910	$630,404	$1,115,803	(3)	$427,492	(1)	$2,738,625
Allowance on trade and notes receivables	13,091	9,934	337	(2)	5,998	(2)
			15,263	(3)			32,627
Year ended December 31, 2007:
Reserve for claim losses	$1,220,636	$653,876	$—		$454,602	(1)	$1,419,910
Allowance on trade and notes receivables	12,674	3,997	624	(2)	4,204	(2)	13,091
Year ended December 31, 2006:
Reserve for claim losses	$1,113,506	$486,334	$(8,515)		$370,689	(1)	$1,220,636
Allowance on trade and notes receivables	34,037	15,972	(24,761	)(4)	12,574	(2)	12,674

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

(3)	Represents reserves assumed in the acquisition of certain title insurance underwriters from LandAmerica Financial Group, Inc. on December 22, 2008 (see note B to Notes to Consolidated Financial Statements).

(4)	Represents reserves transferred in the distribution of FIS, partially offset by reserves assumed in FIS acquisitions in the period from January 1 through October 23, 2006.
See Accompanying Report of Registered Independent Public Accounting Firm

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)

3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30% and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)

4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)

4.6	Form of 2.36% Subordinated Promissory Note due 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008)

4.7	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))

10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2	Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)

10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)

10.4	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)

10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan.(1)

10.6	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan.(1)

10.7	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)

10.8	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)

Exhibit
Number	Description

10.9	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)

10.10	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)

10.11	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1)

10.12	Employment Agreement between the Registrant and Brent B. Bickett, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.10 to the 2006 Annual Report).(1)

10.13	Employment Agreement between the Registrant and Peter T. Sadowski, effective as of October 24, 2006 (incorporated by reference to Exhibit 10.11 to the 2006 Annual Report).(1)

10.14	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1)

10.15	Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of July 2, 2008(1)

10.16	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1)

10.17	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)

10.18	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009.(1)

21.1	Subsidiaries of the Registrant

23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K