Form 10-Q
period 2009-03-31
Fidelity National Financial, Inc.
filed 2009-05-07
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2009
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
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
YES ☐ NO ☑
     As of April 30, 2009, there were 234,820,859 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2009
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2009 includes $230,002 and $71,940, respectively, of pledged fixed maturities related to secured trust deposits and the securities lending program, at December 31, 2008 includes $267,353 and $103,586, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,004,635	$2,853,829
Equity securities available for sale, at fair value	19,059	71,516
Investments in unconsolidated affiliates	572,349	644,539
Other long-term investments	18,252	18,259
Short-term investments at March 31, 2009 and December 31, 2008, includes $142,910 and $115,184, respectively, of pledged short-term investments related to secured trust deposits	707,608	788,350

Total investments	4,321,903	4,376,493
Cash and cash equivalents, at March 31, 2009 includes $118,930 and $74,025, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2008, includes $109,587 and $107,626, respectively, of pledged cash related to secured trust deposits and the securities lending program	322,367	315,297
Trade and notes receivables, net of allowance of $31,285 and $32,627, respectively, at March 31, 2009 and December 31, 2008	280,453	290,692
Goodwill	1,584,794	1,581,658
Prepaid expenses and other assets	605,847	632,527
Capitalized software	70,442	85,728
Other intangible assets	81,819	92,510
Title plants	430,227	431,591
Property and equipment, net	295,745	307,155
Income taxes receivable	51,095	115,371
Deferred tax assets	121,551	139,218

	$8,166,243	$8,368,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, at March 31, 2009 and December 31, 2008, includes $74,025 and $107,626, respectively, of security loans related to the securities lending program	$776,485	$828,945
Accounts payable to related parties	7,763	9,953
Deferred revenue	104,284	109,023
Notes payable, at March 31, 2009 and December 31, 2008, includes $6,059 and $6,199, respectively, in notes payable to Fidelity National Information Services, Inc.	1,304,496	1,350,849
Reserve for claim losses	2,740,059	2,738,625
Secured trust deposits	478,670	474,073

	5,411,757	5,511,468

Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2009 and December 31, 2008; issued 229,984,849 as of March 31, 2009 and 228,391,066 as of December 31, 2008	23	23
Additional paid-in capital	3,354,303	3,325,209
Accumulated deficit	(233,704)	(188,954)
Accumulated other comprehensive loss	(149,122)	(91,757)
Less treasury stock, 13,488,288 shares as of March 31, 2009 and December 31, 2008, respectively, at cost	(238,948)	(238,948)

Total Fidelity National Financial Inc. shareholders’ equity	2,732,552	2,805,573
Noncontrolling interests	21,934	51,199

Total equity	2,754,486	2,856,772

	$8,166,243	$8,368,240

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
	(Unaudited)
REVENUE:
Direct title insurance premiums	$333,588	$304,779
Agency title insurance premiums	575,690	423,436
Escrow, title-related and other fees	333,355	261,744
Specialty insurance	83,384	84,827
Interest and investment income	36,775	41,846
Realized gains and losses, net	(5,309)	8,477

Total revenue	1,357,483	1,125,109
EXPENSES:
Personnel costs	422,127	354,116
Other operating expenses	326,905	261,081
Agent commissions	461,518	328,009
Depreciation and amortization	36,415	33,670
Provision for claim losses	95,611	87,505
Interest expense	14,766	18,623

Total expenses	1,357,342	1,083,004

Earnings from continuing operations before income taxes and equity in (loss) income of unconsolidated affiliates	141	42,105
Income tax (benefit) expense	(11)	14,256

Earnings from continuing operations before equity in (loss) income of unconsolidated affiliates	152	27,849
Equity in (loss) income of unconsolidated affiliates	(12,130)	1,681

Net (loss) earnings from continuing operations	(11,978)	29,530
Net loss from discontinued operations, net of tax	(440)	(3,657)

Net (loss) earnings	(12,418)	25,873
Less: Net loss attributable to noncontrolling interests	(20)	(1,372)

Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(12,398)	$27,245

Earnings per share — basic and diluted:
Net (loss) earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$(0.06)	$0.14
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)

Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(0.06)	$0.13

Weighted average shares outstanding, basic basis	213,184	211,110

Weighted average shares outstanding, diluted basis	213,184	213,528

Cash dividends paid per share	$0.15	$0.30

Amounts attributable to Fidelity National Financial, Inc, common shareholders:
Net (loss) earnings from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$(12,071)	$29,476
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	(327)	(2,231)

Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(12,398)	$27,245

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,
	2009	2008
	(Unaudited)
Net (loss) earnings	$(12,418)	$25,873
Other comprehensive (loss) gain, net of tax:
Unrealized gain on investments and other financial instruments, Net (excluding investments in unconsolidated affiliates) (1)	8,413	13,423
Unrealized loss on investments in unconsolidated affiliates	(68,152)	—
Foreign currency translation unrealized gain (loss) (2)	(1,320)	1,707
Reclassification adjustments for losses (gains) included in net earnings (3)	3,694	(1,039)

Other comprehensive gain (loss)	(57,365)	14,091

Comprehensive (loss) earnings	(69,783)	39,964
Less: Comprehensive loss attributable to the noncontrolling interests	(20)	(1,372)

Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(69,763)	$41,336

(1)	Net of income tax expense of $4.6 million and $7.4 million for the three month periods ended March 31, 2009 and 2008, respectively.

(2)	Net of income tax (benefit) expense of $(0.7) million and $0.9 million for the three month periods ended March 31, 2009 and 2008, respectively.

(3)	Net of income tax benefit (expense) of $2.0 million and $(0.6) million for the three month periods ended March 31, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid - in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Total
Balance, December 31, 2008	228,391	$23	$3,325,209	$(188,954)	$(91,757)	13,488	$(238,948)	$51,199	$2,856,772
Exercise of stock options	1,594	—	15,642	—	—	—	—	—	15,642
Tax benefit associated with the exercise of stock options	—	—	2,788	—	—	—	—	—	2,788
Unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	12,107	—	—	—	12,107
Unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(68,152)	—	—	—	(68,152)
Unrealized loss on foreign currency	—	—	—	—	(1,320)	—	—	—	(1,320)
Stock based compensation, including issuance of restricted stock	—	—	10,664	—	—	—	—	—	10,664
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(29,051)	(29,051)
Cash dividends ($0.15 per share)	—	—	—	(32,352)	—	—	—	—	(32,352)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(194)	(194)
Net loss	—	—	—	(12,398)	—	—	—	(20)	(12,418)

Balance, March 31, 2009	229,985	$23	$3,354,303	$(233,704)	$(149,122)	13,488	$(238,948)	$21,934	$2,754,486

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(12,418)	$25,873
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	36,768	36,895
Equity in loss (income) of unconsolidated affiliates	12,130	(1,681)
Loss (gain) on sales of investments in other assets, net	5,309	(8,477)
Stock-based compensation cost	10,664	6,932
Tax benefit associated with the exercise of stock options	(2,788)	(848)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	4,879	3,316
Net decrease in trade receivables	253	1,811
Net decrease (increase) in prepaid expenses and other assets	31,940	(53,315)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(28,038)	(77,408)
Net increase (decrease) in reserve for claim losses	1,434	(24,052)
Net change in income taxes	68,210	16,078

Net cash provided by (used in) operating activities	$128,343	$(74,876)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$229,075	$410,332
Proceeds from maturities of investment securities available for sale	92,970	61,577
Proceeds from sale of assets	1,013	879
Collections of notes receivable	138	3,301
Cash (expended) received as collateral on loaned securities, net	(1,954)	534
Additions to title plants	(205)	(1,142)
Additions to property and equipment	(12,871)	(13,309)
Additions to capitalized software	(408)	(5,533)
Additions to notes receivable	(95)	(60)
Purchases of investment securities available for sale	(469,137)	(282,307)
Net proceeds from (purchase of) short-term investment securities	80,742	(68,694)
Distributions from unconsolidated affiliates	1,604	—
Acquisitions of businesses, net of cash acquired	9,109	(490)

Net cash (used in) provided by investing activities	$(70,019)	$105,088

Cash flows from financing activities:
Borrowings	$48,649	$45,655
Debt service payments	(95,130)	(31,166)
Dividends paid	(32,352)	(64,155)
Subsidiary dividends paid to minority interest shareholders	(194)	(250)
Exercise of stock options	15,642	2,025
Tax benefit associated with the exercise of stock options	2,788	848

Net cash used in financing activities	$(60,597)	$(47,043)

Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(2,273)	(16,831)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	205,710	376,078

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$203,437	$359,247

Supplemental cash flow information:
Income taxes (refunded) paid	$(65,257)	$2,748

Interest paid	$26,588	$26,373

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to classifications used in 2009.
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is the nation’s largest title insurance company through its title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2007 than any other title company in the United States. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
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
     Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS is no longer a related party and will not be included in the Company’s disclosures of transactions with related parties in periods reported subsequent to March 31, 2009.
     A summary of the agreements that were in effect with FIS and LPS through March 31, 2009, is as follows:
•	Title agency services by LPS. The historical FIS subsidiaries who are party to these agreements became subsidiaries of LPS in connection with the spin-off. These agreements allow LPS to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the provision of title agency services by LPS, which results in the issuance of title policies on behalf of title insurance underwriters owned by the Company. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten-year term and a rolling one-year term thereafter). Under these agreements, LPS retains commissions which, in aggregate, are equal to approximately 88% (89% prior to January 1, 2009) of the total title premium from title policies that LPS places with the Company’s subsidiaries. LPS also performs similar functions in connection with trustee sale guarantees, a form of title insurance that the Company’s subsidiaries issue as part of the foreclosure process on a defaulted loan.

•	Information Technology (“IT”), data processing services and software development services from FIS and LPS. These agreements govern IT support services and software development provided to the Company by FIS and LPS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
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

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
reimbursement of certain amounts from the Company related to various licensing and cost sharing agreements, as well as the payment of certain amounts by LPS to the Company in connection with the use of certain intellectual property, including software and business processes, and other assets or services. The software licenses have various terms, but generally may be terminated on 90 days’ prior notice. The business processing license and services agreement will expire on July 2, 2009.
     A detail of related party items between the Company and FIS and LPS that were included in revenues and expenses for the periods presented is as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2009	2008
	(in millions)
Revenues:
Agency title premiums earned	$84.2	$36.7
Rental revenue	7.0	6.0
Title plant revenue	3.0	2.6

Total revenue	94.2	45.3

Expenses:
Agency title commissions	73.8	32.6
Data processing costs	11.7	11.2
Corporate services allocated	(0.4)	(0.4)
Other real-estate related information	2.1	3.5
Software development and services expense	13.5	12.9
Rental expense	0.2	(0.4)
License and cost sharing agreements	3.1	2.2
Interest expense	—	0.1

Total expenses	$104.0	$61.7

     The Company believes the amounts earned by the Company or charged to it under each of the foregoing arrangements are fair and reasonable. The Company believes the title commissions earned are consistent with the average rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The information technology infrastructure support and data center management services provided to the Company are priced within the range of prices that LPS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Amounts due to FIS and LPS were as follows:

	March 31,	December 31,
	2009	2008
	(In millions)
Note payable to FIS	$6.1	$6.2
Due to FIS	(8.2)	(6.9)
Due from (to) LPS	0.4	(3.0)
     The Company’s consolidated balance sheet includes an unsecured note payable to FIS, with a balance of $6.1 million and $6.2 million at March 31, 2009, and December 31, 2008, respectively. The Company’s related interest expense was less than $0.1 million and $0.1 million for the three month periods ended March 31, 2009 and 2008, respectively. Also, as a result of related party transactions, as of March 31, 2009, and December 31, 2008, the Company owed $8.2 million and $6.9 million, respectively, to FIS, and, as of December 31, 2008, the Company owed $3.0 million to LPS; as of March 31, 2009, LPS owed $0.4 million to the Company.
     During the three months ended March 31, 2008, the Company paid FIS $0.8 million for capitalized software development costs. No software development costs paid to FIS were capitalized during the three months ended March 31, 2009.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     In February 2009, the Company transferred its ownership interest in FNRES Holdings, Inc. (“FNRES”) to LPS in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. Under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” the purchase price was determined to be approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings. For the three month periods ended March 31, 2009 and 2008, total revenues included in discontinued operations for FNRES were $3.5 million and $11.9 million, respectively, and pretax losses of $0.5 million and $5.7 million, respectively.
Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the requirements for recognizing other-than-temporary impairment related to debt securities classified as available-for-sale and held-to-maturity and changes the impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and expands and increases the frequency of related disclosures for debt and equity securities. This standard is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of this standard on its financial position and results of operations.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact of this standard on its financial position and results of operations.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. This FSP will require additional disclosure in the Company’s notes to its interim financial statements.
     In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issues No. 99-20” (“FSP EITF 99-20-1”), which provides guidance in determining whether or not certain beneficial interests in securitized financial assets are other-than-temporarily impaired. FSP EITF 99-20-1 allows an entity to use reasonable management judgment in its evaluation of potential impairment of such assets. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted this standard with no material impact on its financial position or results of operations.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements 87, 88 and 106.” FSP FAS 132(R)-1 requires additional disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risks within plan assets, inputs and valuation techniques used to measure fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.
     In November 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company has adopted EITF 08-6 with no material effects in the Company’s statements of financial condition or results of operations.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, which means that they would be included in the earnings allocation in computing earnings per share under a two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” The Company has adopted this FSP with no material effects in the Company’s statements of financial condition or results of operations.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted this standard with no material effects in the Company’s statements of financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has implemented SFAS 160 effective January 1, 2009, with no material impact to the Company’s statements of financial position or results of operations except for the changes in presentation as noted above.
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
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the three months ended March 31, 2009.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Significant Acquisition
Acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company
     On December 22, 2008, FNF completed the acquisition of LandAmerica Financial Group, Inc’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of FNF’s title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due in 2013, and $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate of the statutory net worth of United at the time of closing.
     The total purchase price was as follows (in millions):

Cash paid by FNF’s title insurance underwriters, net of cash acquired	$138.0
Subordinated note payable to LFG (see note I)	50.0
FNF common stock (3,176,620 shares valued at $15.74 per share)	50.0
Transaction costs	3.8

$241.8

     The purchase price has been initially allocated to the LFG Underwriters’ assets acquired and liabilities assumed based on our best estimates of their fair values as of December 22, 2008. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as the Company completes its valuation process. The initial purchase price allocation is as follows (in millions):

Investments	$929.3
Trade and notes receivable	77.6
Title plants	95.1
Property and equipment	41.5
Deferred tax assets	151.1
Other assets	100.9
Goodwill	229.6
Reserve for claim losses	(1,115.8)
Other liabilities assumed	(267.5)

Total purchase price	$241.8

     The following table summarizes the other liabilities assumed in the acquisition of the LFG Underwriters (in millions):

Estimated facility closure costs	$46.7
Estimated employee termination costs	14.0
Other merger related costs	3.8
Other operating liabilities	203.0

$267.5

     The Company is currently evaluating the various agreements, including leases, vendor and agency agreements, title plants, deferred tax assets, and customer contracts of the LFG Underwriters. This evaluation has resulted in the recognition of certain liabilities associated with exiting activities of the acquired companies. The Company expects to complete this evaluation during 2009 and will adjust the amounts recorded as of December 31, 2008, to reflect the Company’s revised evaluations.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Pro Forma Results
     Selected unaudited pro forma results of operations for three month periods ended March 31, 2008, assuming the acquisition of the LFG Underwriters had occurred as of January 1, 2008, and using actual general and administrative expenses prior to the acquisition are presented for comparative purposes below (in millions):

2008
Total revenues	$1,697.3
Net loss attributable to FNF	(14.0)
Pro forma earnings per share attributable to FNF — basic	(0.07)
Pro forma earnings per share attributable to FNF — diluted	(0.07)
     In the three months ended March 31, 2008, the operations of the LFG Underwriters resulted in total revenues of $572.2 million and a net loss of $41.3 million.
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
     The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended
	March 31,
	2009	2008
	(In thousands, except
	per share amounts)
Basic and diluted net (loss) earnings from continuing operations attributable to FNF common shareholders	(12,071)	29,476
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	(327)	(2,231)

Basic and diluted net (loss) earnings attributable to FNF common shareholders	$(12,398)	$27,245

Weighted average shares outstanding during the period, basic basis	213,184	211,110
Plus: Common equivalent shares assumed from conversion of options	—	2,418

Weighted average shares outstanding during the period, diluted basis	213,184	213,528

Basic and diluted net (loss) earnings per share from continuing operations attributable to FNF common shareholders	$(0.06)	$0.14
Basic and diluted net loss per share from discontinued operations attributable to FNF common shareholders	—	(0.01)

Basic and diluted net (loss) earnings per share attributable to FNF common shareholders	$(0.06)	$0.13

     Options to purchase shares of the Company’s common stock that are antidilutive are excluded from the computation of diluted (loss) earnings per share. Antidilutive options totaled 22,962,397 shares and 6,701,041 shares for the three months ended March 31, 2009 and 2008, respectively.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note D — Fair Value Measurements
     The following table presents the Company’s fair value hierarchy, pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale	$—	$2,951,022	$53,613	$3,004,635
Equity securities available for sale	19,059	—	—	19,059

Total	$19,059	$2,951,022	$53,613	$3,023,694

     The Company’s fixed maturity securities classified as level 3 consist of auction rate securities which were included in the assets of the LFG Underwriters that the Company acquired on December 22, 2008. These auction rate securities represent less than 2% of Company’s total investment portfolio at March 31, 2009. The following table presents the changes in the Company’s investments that are classified as Level 3 for the three months ended March 31, 2009 (in thousands).

Balance, January 1, 2009	$32,055
Unrealized gains included in other comprehensive income	21,558

Balance, March 31, 2009	$53,613

     FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP SFAS 157-2”) delayed the effective date of SFAS 157, “Fair Value Measurements” (“SFAS 157”) with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company has adopted FSP SFAS 157-2 effective January 1, 2009 with no effect on the Company’s statements of financial condition or results of operations for the three months ended March 31, 2009.
Note E — Investments
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2009 and December 31, 2008, the Company had security loans outstanding with fair values of $71.9 million and $103.6 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $74.0 million and $107.6 million at March 31, 2009 and December 31, 2008, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	$39,023	$(849)	$—	$—	$39,023	$(849)
States and political subdivisions	106,846	(1,219)	23,171	(2,590)	130,017	(3,809)
Corporate securities	329,671	(17,840)	197,322	(33,502)	526,993	(51,342)
Foreign securities	5,905	(93)	—	—	5,905	(93)
Mortgage-backed/asset-backed securities	34,280	(4,052)	—	—	34,280	(4,052)
Equity securities	11,919	(6,983)	—	—	11,919	(6,983)

Total temporarily impaired securities	$527,644	$(31,036)	$220,493	$(36,092)	$748,137	$(67,128)

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
     During the three month periods ended March 31, 2009 and 2008, the Company recorded impairment charges totaling $5.7 million and $1.5 million, respectively, related to its equity securities that were deemed other than temporarily impaired. The impairment charges relating to the equity securities are based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held. It is at least reasonably possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio. It is also at least reasonably possible that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     Gross realized gains on investments were $12.1 million and $11.0 million for the three month periods ended March 31, 2009 and 2008, respectively. Gross realized losses on investments were $17.8 million and $4.0 million for the three month periods ended March 31, 2009 and 2008, respectively, and included the impairment charges discussed above.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of March 31, 2009 and December 31, 2008, consist of (in thousands):

	Ownership	March 31, 2009	December 31, 2008
Ceridian	33%	$385,126	$453,129
Sedgwick	32%	113,885	115,646
Remy	47%	49,561	61,786
Other	Various	23,777	13,978

Total		$572,349	$644,539

     On June 5, 2008, the Company sold 20% of its 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a pre-tax gain of $24.8 million. Subsequent to this sale, the Company owns 32% of Sedgwick.
     Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. The Company accounts for its equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three month period ended March 31, 2009, include the Company’s equity in Ceridian’s earnings for the three month period ended December 31, 2008, and FNF’s net earnings for the three month period ended March 31, 2008, include the Company’s equity in Ceridian’s earnings for the period from November 10, 2007 through December 31, 2007.

	December 31, 2008	December 31, 2007
	(in millions)	(in millions)
Total current assets	$985.5	$974.5
Goodwill and other intangible assets, net	4,707.6	4,949.5
Other assets	4,941.5	4,042.8

Total assets	$10,634.6	$9,966.8

Current liabilities	$667.3	$645.3
Long-term obligations, less current portion	3,511.5	3,532.1
Other long-term liabilities	5,270.4	4,302.0

Total liabilities	9,449.2	8,479.4
Equity	1,185.4	1,487.4

Total liabilities and equity	$10,634.6	$9,966.8

		Period from
	Three Months Ended	November 10, 2007,
	December 31, 2008	through December 31, 2007
	( in millions)
Total revenues	$384.6	$237.0
Loss before income taxes	(46.3)	(19.2)
Net loss	(31.8)	(12.4)
     During the three month periods ended March 31, 2009 and 2008, the Company recorded an aggregate of $(13.8) million and $0.9 million, respectively, in equity in (loss) earnings of Ceridian, Sedgwick, and Remy. Equity in earnings of other unconsolidated affiliates was $1.7 million and $0.8 million for the three month periods ended March 31, 2009 and 2008, respectively.
Note F — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     As of and for the three months ended March 31, 2009 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$909,278	$—	$—	$909,278
Other revenues	317,489	83,384	15,866	416,739

Revenues from external customers	1,226,767	83,384	15,866	1,326,017
Interest and investment income, including realized gains and (losses)	29,321	3,444	(1,299)	31,466

Total revenues	$1,256,088	$86,828	$14,567	$1,357,483

Depreciation and amortization	29,238	1,291	5,886	36,415
Interest expense	699	18	14,049	14,766
Earnings (loss) from continuing operations, before tax	7,292	13,219	(20,370)	141
Assets	6,586,601	437,868	1,141,774	8,166,243
Goodwill	1,525,979	28,717	30,098	1,584,794
     As of and for the three months ended March 31, 2008 (dollars in thousands):

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
Title premiums	$728,215	$—	$—	$728,215
Other revenues	242,502	84,827	19,242	346,571

Revenues from external customers	970,717	84,827	19,242	1,074,786
Interest and investment income, including realized gains and (losses)	39,881	3,672	6,770	50,323

Total revenues	$1,010,598	$88,499	$26,012	$1,125,109

Depreciation and amortization	30,089	1,510	2,071	33,670
Interest expense	2,410	184	16,029	18,623
Earnings (loss) from continuing operations, before tax	53,081	9,419	(20,395)	42,105
Assets	5,656,446	433,343	1,385,559	7,475,348
Goodwill	1,247,004	23,842	67,725	1,338,571
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

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note G — Dividends
     On April 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, payable on June 30, 2009, to stockholders of record as of June 16, 2009.
Note H — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended March 31,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
	(In thousands, except per share amounts)
Service cost	$—	$—	$—	$—
Interest cost	2,200	2,252	206	234
Expected return on assets	(2,446)	(2,895)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	1,688	1,604	130	126

Total net periodic (income) expense	$1,442	$961	$336	$360

There have been no material changes to the Company’s projected benefit payments under these plans since December 31, 2008 as disclosed in the Company’s Form 10-K filed on March 2, 2009.
Note I — Legal Proceedings
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

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
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
     There are class actions pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. One of the Texas class actions has recently settled.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (formerly known as Commonwealth Land Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest has recently filed its fourth amended third party complaint against the title insurer defendants.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by the Company. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending and set for trial June 1, 2009. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states, and the ruling has been appealed. On January 26, 2009, a recording fee class action was filed in New Jersey.
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
     In January 2007, the State of California adopted regulations that would have significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. On June 17, 2008, the CDI filed with the Office of Administrative Law revised title insurance regulations containing

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
substantial changes to the existing regulations. Hearings on the revised regulations were held in August 2008. We, through the California Land Title Association, continue to work with the CDI to refine certain aspects of the proposed regulations, including the statistical reporting provisions.
Note J — Subsequent Event.
Equity Offering
     On April 14, 2009, the Company offered 15,800,000 shares of its common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331 million. The proceeds were partially used to repay $135 million in borrowings under the Company’s $1.1 billion revolving credit facility. Proceeds were also partially used to buy back $29.8 million in par value of the Company’s 7.30% notes due in 2011 for an aggregate purchase price of $30.1 million, including accrued interest of $0.5 million, and $3.0 million in par value of the Company’s 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. The remainder is currently invested in short-term investments and is expected to be used for general corporate purposes, including the potential repayment or repurchase of debt.
Investment in Fidelity National Information Services, Inc.
     On March 31, 2009, the Company entered into an investment agreement (the “Investment Agreement”) with FIS pursuant to which the Company has agreed to invest a total of $50 million in FIS in connection with a proposed merger (the “Merger”) between FIS and Metavante Technologies, Inc. (“Metavante”). Under the terms of the Investment Agreement, the Company will purchase 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, FIS has agreed to pay the Company a transaction fee of $1.5 million. This investment is subject to certain customary conditions (including approval of FIS’s shareholders) and the consummation of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the possibility that the increased volume of open orders will not continue; the possibility that the acquisition of Commonwealth Land Title, Lawyers Title and United Capital Title will have unforeseen negative effects, including if those companies have undisclosed liabilities or if we are not successful in retaining key producers; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on operating subsidiaries as a source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Developments
     On April 14, 2009, we offered 15,800,000 shares of our common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331 million.
     On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due 2013, and $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate of the statutory net worth of United at the time of closing. The operations of these companies are included in the Fidelity National Title Group segment from their acquisition date of December 22, 2008.
     During 2008, prior to the acquisition, the LFG Underwriters generated significant revenue but had substantial losses from operations. Since the acquisition, FNF has been engaged in an effort to reduce overhead at the LFG Underwriters and restore them to profitability by eliminating redundant offices and personnel and less profitable agency relationships. As a result of these measures, and due in part to the loss of business momentum at the LFG Underwriters prior to the acquisition resulting from the Chapter 11 case of LFG and other causes, the operations of the LFG Underwriters will, at least initially, be somewhat less sizable than they were historically. Therefore, the reported results of the LFG Underwriters for prior periods are not necessarily indicative of the results to be expected for any future period. For the three months ended March 31, 2009, the direct operations of the LFG Underwriters contributed an average of approximately 16% of the total direct orders opened by the Company.

Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2007 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
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
Business Trends and Conditions
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by the average price of real estate sales, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in the 2006 through 2008 period from 2005 and prior levels, resulting in a reduction of title insurance order counts and revenues for us.
     In response to concerns about the economy, the Federal Reserve reduced interest rates by 75 basis points in late 2007 and by a total of another 400-425 basis points in 2008, most recently in December. The target federal funds rate is now 0.0%-0.25% compared to 5.25% in August 2007. The further reduction in rates in the fourth quarter of 2008 resulted in an increase in our refinance order volumes that commenced in December 2008 and has continued through March 2009. There is a time period between the opening and closing of title insurance orders. We believe that the time period between the opening and closing of direct orders has increased recently due in part to staffing cutbacks at mortgage lenders. On a monthly basis, our financial results in January and February were weaker due primarily to low open order volumes in October and November 2008, coupled with the effects of excess costs in the acquired LFG Underwriters. By contrast, in March 2009, as the increased open orders began to close and the cost base of the LFG Underwriters was decreased through our integration efforts, our revenues and pre-tax income improved. However, it is too soon to tell if the portion of these open orders that actually close will be consistent with our percentages in prior periods or how long the increased activity will last. According to the Mortgage Bankers Association’s (“MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancings) were approximately $1.6 trillion, $2.3 trillion and $2.7 trillion in 2008, 2007 and 2006, respectively. The MBA’s Mortgage Finance Forecast estimates an approximately $2.7 trillion mortgage origination market for 2009, which would be an increase of 69%

from 2008. The MBA further forecasts that the 69% increase will result primarily from refinance transactions.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. Under the administration’s proposed Home Affordable Refinance program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department estimates that many of the 4 to 5 million homeowners who fit this description would be eligible to refinance their loans under this program.
     Several new pieces of legislation have recently been enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). On March 23, 2009, the Treasury Department unveiled its plan to remove many troubled assets from banks’ books, representing one of the biggest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital and capital from private investors, the so-called “Public-Private Investment Program” is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The Treasury Department expects this program would not only help cleanse the balance sheets of many of the nation’s largest banks, but also help get credit flowing again. The government intends to run auctions between the banks selling the assets and the investors buying them, hoping to effectively create a market for these assets.
     On March 15, 2009, the Federal Reserve announced plans to provide greater support to mortgage lending and housing markets by buying up to $750 billion in mortgage-backed securities issued by agencies like Fannie Mae and Freddie Mac, bringing its total proposed purchases of these securities to $1.25 trillion in 2009, and to increase its purchases of other agency debt in 2009 by up to $100 billion to a total of up to $200 billion. Moreover, to help improve conditions in private credit markets, the Federal Reserve decided to purchase up to $300 billion of longer-term Treasury securities over the next six months.
     It is too early to predict with certainty whether these measures will be enacted or implemented in their proposed form and what impact they may have on our business or results of operations.
     In October 2008, we announced our plans to begin the process of reviewing and increasing our title insurance rates across the country. Since that time, we have instituted revised rates that are now effective in 22 states. The pricing increases have been generally in the range of 5-10%, including a 10% increase in California. Additional rate revisions are pending in a number of other states and we are also analyzing the filed rates of the LFG Underwriters to make them consistent with the rest of our underwriters.

Results of Operations
Consolidated Results of Operations
     Net (Loss) Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Revenue:
Direct title insurance premiums	$333,588	$304,779
Agency title insurance premiums	575,690	423,436
Escrow, title-related and other fees	333,355	261,744
Specialty insurance	83,384	84,827
Interest and investment income	36,775	41,846
Realized gains and losses, net	(5,309)	8,477

Total revenue	1,357,483	1,125,109

Expenses:
Personnel costs	$422,127	$354,116
Other operating expenses	326,905	261,081
Agent commissions	461,518	328,009
Depreciation and amortization	36,415	33,670
Provision for claim losses	95,611	87,505
Interest expense	14,766	18,623

Total expenses	1,357,342	1,083,004

Earnings from continuing operations before income taxes and equity in income of unconsolidated affiliates	141	42,105
Income tax (benefit) expense	(11)	14,256
Equity in (loss) income of unconsolidated affiliates	(12,130)	1,681

Net (loss) earnings from continuing operations	$(11,978)	$29,530

Orders opened by direct title operations	746,400	562,200
Orders closed by direct title operations	428,600	307,800
     Revenues.
     Total revenues increased $232.4 million to $1,357.5 million in the three months ended March 31, 2009, compared to the 2008 period, consisting of an increase of $245.5 million in the Fidelity National Title Group segment, partially offset by decreases of $1.7 million in the specialty insurance segment and $11.4 million in the corporate and other segment.
     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2009	Total	2008	Total
	(Dollars in thousands)
Title premiums from direct operations	$333,588	36.7%	$304,779	41.9%
Title premiums from agency operations	575,690	63.3	423,436	58.1

Total	$909,278	100.0%	$728,215	100.0%

     Title insurance premiums increased 24.9% to $909.3 million in the three months ended March 31, 2009, as compared to 2008. The increase was made up of an increase in premiums from direct operations of $28.8 million, or 9.5%, and an increase in premiums from agency operations of $152.3 million, or 36.0%.

     The increase in title premiums from direct operations was primarily due to our acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, title premiums from direct operations decreased $39.3 million, or 12.9%, to $265.5 million in the three months ended March 31, 2009, from $304.8 million in the three months ended March 31, 2008, reflecting an increase in closed order volumes that was more than offset by a decrease in fee per file. Excluding the operations of the LFG Underwriters, closed order volumes were 355,300 in the three months ended March 31, 2009, compared to 307,800 in the three months ended March 31, 2008, with the increase reflecting growth in the refinance market caused by a decrease in mortgage interest rates. In the first quarter of 2009, mortgage interest rates were significantly lower than in the first quarter of 2008 due to the introduction of government programs designed to provide liquidity to the home mortgage market. During 2008, the Federal Reserve Bank continued to decrease the federal funds rate by a total of 400-425 basis points. The federal funds rate is now 0.0%-0.25% compared to 5.25% in August 2007. Excluding the operations of the LFG Underwriters, the average fee per file in our direct operations was $1,147 in the three months ended March 31, 2009, compared to $1,447 in the three months ended March 31, 2008, with the decrease reflecting a decline in home values, particularly in California, Arizona, Florida, and Nevada; a slowing commercial real estate market; and an increase in the proportion of title premiums originating from refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Including the operations of the LFG Underwriters, closed order volumes and fee per file for the three months ended March 31, 2009 were 428,600 and $1,166, respectively.
     The increase in agency premiums was primarily due to our acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, title premiums from agency operations decreased $40.7 million, or 9.6%, to $382.7 million in the three months ended March 31, 2009, from $423.4 million in the three months ended March 31, 2008. This decrease is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums.
     Escrow, title-related and other fees increased $71.6 million, or 27.4%, to $333.4 million in the three months ended March 31, 2009, compared to $261.7 million in the three months ended March 31, 2008. Excluding the operations of the LFG Underwriters, escrow, title-related and other fees increased $30.1 million, or 11.5%, to $291.8 million in the three months ended March 31, 2009, from $261.7 million in the three months ended March 31, 2008. At Fidelity National Title Group, escrow fees, which are more directly related to our direct operations, increased $44.8 million, or 44.3%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to the acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, escrow fees in this segment increased $4.4 million, or 4.3% over the same periods primarily due to the increase in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $30.2 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in revenues from a division of our business that manages real estate owned by financial institutions and recent acquisitions, including the Colorado title insurance operations of Mercury Companies. Other fees decreased $3.4 million in the corporate and other segment in the three months ended March 31, 2009 compared to 2008, due to a decrease in revenues relating to leasing assets and a 2008 gain on the sale of timberland.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $36.8 million and $41.8 million in the three month periods ended March 31, 2009 and 2008, respectively, with the decrease due to decreases in short-term interest rates and securities lending activity, partially offset by an increase in interest income from fixed-maturity investments, including the increase attributable to fixed maturity investments in the LFG Underwriters’ collective portfolio.
     Net realized (losses) gains totaled $(5.3) million and $8.5 million in the three month periods ended March 31, 2009 and 2008, respectively. These amounts included impairment charges of $5.7 million and $1.5 million, respectively, on equity securities that were deemed to be other than temporarily impaired in addition to a number of gains and losses on various transactions, none of which were individually significant.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $68.0 million, or 19.2%, in the three months ended March 31, 2009, compared to 2008, with increases of $70.1 million in the Fidelity National Title Group segment that primarily resulted from our acquisition of the LFG Underwriters and $0.6 million in the specialty insurance segment partially offset by a decrease of $2.6 million in the corporate and other segment. The increase in the Fidelity National Title Group segment included $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Personnel costs as a percentage of total revenue were 31.1% and 31.5% in the three month periods ended March 31, 2009 and 2008, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $65.8 million to $326.9 million in the three months ended March 31, 2009, from $261.1 million in the three months ended March 31, 2008, reflecting an increase of $76.7 million in the Fidelity National Title Group segment that was mostly due to our acquisition of the LFG Underwriters, partially offset by decreases of $0.2 million in the specialty insurance segment and $10.7 million in the corporate and other segment.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Agent title premiums	$575,690	100.0%	$423,436	100.0%
Agent commissions	461,518	80.2	328,009	77.5

Net	$114,172	19.8%	$95,427	22.5%

     Net margin from agency title insurance premiums as a percentage of total agency premiums decreased to 19.8% in the three months ended March 31, 2009, compared to 22.5% for the three months ended March 31, 2008, due to regional variations as discussed above and to higher commissions associated with the agency operations of the LFG Underwriters.
     Depreciation and amortization increased $2.7 million to $36.4 million in the three months ended March 31, 2009, compared to $33.7 million in the three months ended March 31, 2008, reflecting an increase of $3.8 million in the corporate and other segment, partially offset by decreases of $0.9 million in the Fidelity National Title Group segment and $0.2 million in the specialty insurance segment.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim loss accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the three month periods ended March 31, 2009 and 2008, was made up of $68.2 million and $54.6 million, respectively, from the Fidelity National Title Group segment and $27.4 million and $32.9 million, respectively, from the specialty insurance segment. The provision for claim loss is discussed in further detail at the segment level below.

     Interest expense decreased $3.8 million to $14.8 million in the three months ended March 31, 2009, from $18.6 million in the three months ended March 31, 2008. The decrease was primarily due to a decrease in the average interest rate on our $1.1 billion revolving credit facility and a decrease in interest expense related to the securities lending program.
     Income tax (benefit) expense was less than $(0.1) million in the three months ended March 31, 2009 and $14.3 million in the three months ended March 31, 2008. The income tax benefit in the three months ended March 31, 2009 was primarily the result of an increase in the proportion of tax-exempt interest income to pre-tax earnings. Income tax (benefit) expense as a percentage of earnings from continuing operations before income taxes was (7.8)% and 33.9% for the three month periods ended March 31, 2009 and 2008, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
     Equity in (loss) income of unconsolidated affiliates was $(12,130) and $1,681 for the three month periods ended March 31, 2009 and 2008, respectively. The losses in 2009 primarily consisted of losses related to our investments in Ceridian and Remy, partially offset by income related to our investment in Sedgwick. The income in 2008 primarily consisted of income related to our investment in Sedgwick, partially offset by a loss related to our investments in Ceridian and Remy.
Fidelity National Title Group

	Three months ended
	March 31,
	2009	2008
REVENUE:
Direct title insurance premiums	$333,588	$304,779
Agency title insurance premiums	575,690	423,436
Escrow, title related and other fees	317,489	242,502
Interest and investment income	33,733	37,428
Realized gains and losses, net	(4,412)	2,453

Total revenue	1,256,088	1,010,598
EXPENSES:
Personnel costs	404,385	334,321
Other operating expenses	284,760	208,075
Agent commissions	461,518	328,009
Depreciation and amortization	29,238	30,089
Provision for claim losses	68,196	54,613
Interest expense	699	2,410

Total expenses	1,248,796	957,517

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$7,292	$53,081

     Total revenues for the Fidelity National Title Group segment increased $245.5 million, or 24.3%, to $1,256.1 million in the three months ended March 31, 2009, from $1,010.6 million in the three months ended March 31, 2008. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs increased $70.1 million, or 21.0%, in the three months ended March 31, 2009, from $334.3 million in the three months ended March 31, 2008. The increase is primarily due to our acquisition of the LFG Underwriters. Personnel costs for the LFG Underwriters included $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, personnel costs in this segment decreased $41.0 million, or 12.3%, to $293.3 million in the three months ended March 31, 2009, from $334.3 million in the three months ended March 31, 2008, reflecting decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count decreased to 13,680 in the three months ended March 31, 2009, from 14,734 in the three months ended March 31, 2008. This decrease reflects a reduction in personnel that was implemented in response to the previous declines in order volumes, partially offset by an increase in personnel resulting from the acquisition of the LFG Underwriters. The decrease in the average annualized personnel cost per employee is primarily the result of a 10% company-wide pay reduction that was effective from October 1, 2008, until March 31, 2009. This pay reduction was reversed effective April 1, 2009. Excluding the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees decreased to 54.2% in the three months ended March 31, 2009, from 61.1% in the three months ended March 31, 2008. Including the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 62.1%.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $76.7 million to $284.8 million in the three months ended March 31, 2009, from $208.1 million in the three months ended March 31, 2008. Excluding the operations of the LFG Underwriters, other operating expenses in this segment increased $24.1 million, or 11.6%, to $232.1 million in the three months ended March 31, 2009, from $208.1 million in the three months ended March 31, 2008. This increase includes equal increases in revenues and expenses of $20.3 million associated with a division of our business that manages real estate owned by financial institutions and a decrease of $18.6 million in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, partially offset by a legal settlement of $15.5 million. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased due to decreases in escrow balances.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums decreased to 19.8% in the three months ended March 31, 2009, compared to 22.5% for the three months ended March 31, 2008, due to regional differences in real estate closing practices and state regulations.
     Depreciation and amortization was $29.2 million and $30.1 million in the three months ended March 31, 2009 and 2008, respectively.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $68.2 million and $54.6 million in the three month periods ended March 31, 2009 and 2008, respectively, reflecting a provision of 7.5% of title premiums in each period. As a result of a decrease in paid title claims in both the fourth quarter of 2008 and the first quarter of 2009 and positive development in prior loss years, we lowered our claim loss provision rate to 7.5% for the three months ended March 31, 2009, down from our previous rate of 8.5%. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
     Interest expense was $0.7 million and $2.4 million in the three months ended March 31, 2009 and 2008, respectively. The decrease of $1.7 million was primarily due to a decrease in interest expense related to the securities lending program.

Specialty Insurance

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Specialty insurance revenue	$83,384	$84,827
Interest and investment income	3,154	3,579
Realized gains and losses, net	290	93

Total revenue	86,828	88,499

Personnel costs	11,912	11,340
Other operating expenses	32,973	33,154
Depreciation and amortization	1,291	1,510
Provision for claim losses	27,415	32,892
Interest expense	18	184

Total expenses	73,609	79,080

Earnings before income taxes	$13,219	$9,419

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues decreased $1.4 million to $83.4 million in the three months ended March 31, 2009, from $84.8 million in the three months ended March 31, 2008, with a decrease in the homeowners’ insurance line of business partially offset by an increase in revenues from flood insurance.
     Revenues in the homeowners’ line of business decreased $4.5 million, or 15.8%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to tighter underwriting standards, the elimination of some unprofitable agents and territories, and a slower real estate market.
     Flood revenues increased $2.9 million, or 10.0%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in flood claims processing resulting from the 2008 hurricane season.
     Personnel costs were $11.9 million and $11.3 million in the three month periods ended March 31, 2009 and 2008, respectively. As a percentage of specialty insurance revenues, personnel costs were 14.3% and 13.4% in the three month periods ended March 31, 2009 and 2008, respectively.
     Other operating expenses in the specialty insurance segment were $33.0 million and $33.2 million in the three month periods ended March 31, 2009 and 2008, respectively. For the three month periods ended March 31, 2009 and 2008, other operating expenses as a percentage of specialty insurance revenues were 39.5% and 39.1%, respectively.
     The provision for claim losses was $27.4 million and $32.9 million in the three month periods ended March 31, 2009 and 2008, respectively, with the decrease primarily due to a decrease in higher dollar-value claims relating to fire, hail, freeze and snow, and to a decrease of $1.5 million in claim losses incurred but not reported.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $14.6 million and $26.0 million in the three month periods ended March 31, 2009 and 2008, respectively, including net realized (losses) gains of $(1.2) million and $5.9 million, respectively. This segment generated pretax losses from continuing operations of $20.4 million in each of the three month periods ended March 31, 2009 and 2008.

Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. Our Board of Directors has reduced our quarterly dividend from $0.30 per share to $0.15 per share, or approximately $32.5 million per quarter, effective in the fourth quarter of 2008. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2008, $1.5 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. On March 31, 2009, we received a dividend of $40.0 million from one of our title subsidiaries. After this $40 million dividend, as of March 31, 2009, our first tier title subsidiaries could pay or make distributions to us of approximately $174.7 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
     On April 14, 2009, we offered 15,800,000 shares of our common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331 million. The proceeds were partially used to repay $135 million in borrowings under our $1.1 billion revolving credit facility, improving our debt to capital ratio. Proceeds were also partially used to buy back $29.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $30.1 million, including accrued interest of $0.5 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. The remainder is currently invested in short-term investments and is expected to be used for general corporate purposes, including the potential repayment or repurchase of debt.
     On March 31, 2009, we entered into an investment agreement (the “Investment Agreement”) with FIS pursuant to which we have agreed to invest a total of $50 million in FIS in connection with a proposed merger (the “Merger”) between FIS and Metavante Technologies, Inc. (“Metavante”). Under the terms of the Investment Agreement, we will purchase 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, FIS has agreed to pay us a transaction fee of $1.5 million. This investment is subject to certain customary conditions (including approval of FIS’s shareholders) and the consummation of the Merger.
     Our cash flows provided by operations for the three months ended March 31, 2009 totaled $128.3 million and included income tax refunds of $65.3 million. Cash flows used in operations were $74.9 million in the three months ended March 31, 2008 and included net payments totaling $51.8 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of March 31, 2009, we had a receivable in the amount of $80.3 million in respect of these payments.
     Capital Expenditures. Total capital expenditures for property and equipment were $12.9 million and $13.3 million for the three month periods ended March 31, 2009 and 2008, respectively, and included $5.3 million and $6.1 million, respectively, in each period for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $0.4 million and $5.5 million for the three month periods ended March 31, 2009 and 2008, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on October 24, 2011. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of March 31, 2009, we had borrowed $535 million under the Credit Agreement, currently bearing interest at 0.84%.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At March 31, 2009, we were in compliance with all debt covenants.
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, the Company entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually.
     In connection with the purchase of certain leasing assets from FIS, we assumed certain liabilities associated with those assets, including various bank promissory notes, totaling $134.9 million at the date of purchase. We have continued to use bank promissory notes with similar terms to finance purchases of assets within our leasing operation and, as of March 31, 2009, these promissory notes totaled $207.0 million, bore interest at various fixed rates and matured at various dates. These bank promissory notes are non-recourse obligations and are secured by interest in certain leases and underlying equipment. In addition, we also assumed a $20 million revolving credit facility. This facility is also secured by interests in certain leases and underlying equipment and bears interest at Prime-0.5%. As of March 31, 2009, the entire $20 million was unused. Also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter, is due October, 2012, and had a balance of $6.1 million at March 31, 2009.
     Our outstanding debt also includes $241.1 million aggregate principal amount of our 7.30% notes due 2011 and $249.3 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2009, we had security loans outstanding with fair values totaling $71.9 million. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $74.0 million at March 31, 2009, which has been included in cash and in accounts payable and accrued liabilities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the current market, we have seen a divergence from these historical trends. Tighter lending standards and a significant reduction in the availability of mortgage lending combined with rising default levels and a bearish outlook on the real estate environment caused potential home buyers to be more reluctant to buy homes, and, until very recently, suppressed refinance activity. Beginning late in 2008 and continuing into 2009, refinance activity has increased as mortgage interest rates have declined to historic lows.
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2008.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not purchase any shares of our common stock in the first three months of 2009. Since the commencement of this plan, we have repurchased a total of 12,840,470 shares for $229.1 million, or an average of $17.84 per share.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of March 31, 2009, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Earnings.
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
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2009, related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, please see Note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The following is an update of such proceedings:
     There are class actions (Hoving v. Lawyers Title Insurance Company (originally filed against Transnation Title Insurance), filed on December 13, 2007, in the United States District Court for the Eastern District of Michigan; Ramirez v. Fidelity National Title Insurance Company, filed on March 27, 2009, in the Superior Court of the State of Arizona in and for the County of Pima) pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. One of the Texas class actions has recently settled (Villafranca v. Ticor Title Insurance Company, filed on January 25, 2008, in the US District Court for the Northern District of Texas-Dallas Division).

     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (formerly known as Commonwealth Land Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation) and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are now approximately 65 complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The title defendants are organizing to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. Recently, the Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest has recently filed its fourth amended third party complaint against the title insurer defendants.
     There are class actions pending against FNF, Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by the Company. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending and set for trial June 1, 2009. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states, and the ruling has been appealed. On January 26, 2009, a recording fee class action was filed in New Jersey.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2008, as updated by our Form 8-K filed on April 14, 2009.
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

Date: May 6, 2009	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	Anthony J. Park
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