Form 10-Q
period 2009-06-30
Fidelity National Financial, Inc.
filed 2009-08-06
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2009
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
YES ☐      NO ☑
     As of July 31, 2009, there were 230,625,371 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2009
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2009 includes $224,629 and $63,548, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program, at December 31, 2008 includes $267,353 and $103,586, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,408,120	$2,853,829
Equity securities available for sale, at fair value	18,290	71,516
Investments in unconsolidated affiliates	569,715	644,539
Other long-term investments	33,047	18,259
Short-term investments at June 30, 2009 and December 31, 2008, includes $41,252 and $115,184, respectively, of pledged short-term investments related to secured trust deposits	392,924	788,350

Total investments	4,422,096	4,376,493
Cash and cash equivalents, at June 30, 2009 includes $219,553 and $66,919, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2008, includes $109,587 and $107,626, respectively, of pledged cash related to secured trust deposits and the securities lending program	443,876	315,297
Trade and notes receivables, net of allowance of $33,260 and $32,627, respectively, at June 30, 2009 and December 31, 2008	287,359	290,692
Goodwill	1,569,641	1,581,658
Prepaid expenses and other assets	628,706	632,527
Capitalized software	59,952	85,728
Other intangible assets	100,200	92,510
Title plants	430,510	431,591
Property and equipment, net	287,557	307,155
Income taxes receivable	14,123	115,371
Deferred tax assets	90,161	139,218

Total assets	$8,334,181	$8,368,240

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at June 30, 2009 and December 31, 2008, includes $66,919 and $107,626, respectively, of security loans related to the securities lending program	$784,737	$828,945
Accounts payable to related parties	8,463	9,953
Deferred revenue	109,432	109,023
Notes payable, at June 30, 2009 and December 31, 2008, includes $5,859 and $6,199, respectively, in notes payable to Fidelity National Information Services, Inc.	1,088,115	1,350,849
Reserve for claim losses	2,736,999	2,738,625
Secured trust deposits	473,245	474,073

Total liabilities	5,200,991	5,511,468

Equity:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2009 and December 31, 2008; issued 248,522,447 as of June 30, 2009 and 228,391,066 as of December 31, 2008	25	23
Additional paid-in capital	3,698,235	3,325,209
Accumulated deficit	(176,866)	(188,954)
Accumulated other comprehensive loss	(119,235)	(91,757)
Less treasury stock, 17,427,116 shares and 13,488,288 shares as of June 30, 2009 and December 31, 2008, respectively, at cost	(290,955)	(238,948)

Total Fidelity National Financial, Inc. shareholders’ equity	3,111,204	2,805,573
Noncontrolling interests	21,986	51,199

Total equity	3,133,190	2,856,772

Total liabilities and equity	$8,334,181	$8,368,240

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$409,069	$321,040	$742,657	$625,819
Agency title insurance premiums	634,804	423,915	1,210,494	847,351
Escrow, title related and other fees	379,240	281,211	712,595	542,955
Specialty insurance	93,903	94,161	177,287	178,988
Interest and investment income	39,514	29,950	76,289	71,796
Realized gains and losses, net	13,182	17,791	7,873	26,268

Total revenue	1,569,712	1,168,068	2,927,195	2,293,177
EXPENSES:
Personnel costs	430,128	358,597	852,255	712,713
Other operating expenses	353,919	313,718	680,824	574,799
Agent commissions	504,155	328,800	965,673	656,809
Depreciation and amortization	36,606	33,844	73,021	67,514
Provision for claim losses	102,083	100,427	197,694	187,932
Interest expense	11,630	16,207	26,396	34,830

Total expenses	1,438,521	1,151,593	2,795,863	2,234,597

Earnings from continuing operations before income taxes and equity in loss of unconsolidated affiliates	131,191	16,475	131,332	58,580
Income tax expense	34,053	2,243	34,042	16,499

Earnings from continuing operations before equity in loss of unconsolidated affiliates	97,138	14,232	97,290	42,081
Equity in loss of unconsolidated affiliates	(4,602)	(6,349)	(16,732)	(4,668)

Net earnings from continuing operations	92,536	7,883	80,558	37,413
Net loss from discontinued operations, net of tax	—	(1,872)	(440)	(5,529)

Net earnings	92,536	6,011	80,118	31,884
Less: Net earnings (loss) attributable to noncontrolling interests	593	(914)	573	(2,286)

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$91,943	$6,925	$79,545	$34,170

Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.04	$0.36	$0.18
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	—	(0.02)

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.03	$0.36	$0.16

Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.04	$0.35	$0.18
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	—	(0.02)

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.03	$0.35	$0.16

Weighted average shares outstanding, basic basis	228,056	210,814	220,661	210,962

Weighted average shares outstanding, diluted basis	232,078	213,107	225,006	213,318

Cash dividends paid per share	$0.15	$0.30	$0.30	$0.60

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$91,943	$8,067	$79,872	$37,543
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	—	(1,142)	(327)	(3,373)

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$91,943	$6,925	$79,545	$34,170

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net earnings	$92,536	$6,011	$80,118	$31,884
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	34,542	(34,651)	42,955	(22,520)
Unrealized gain (loss) on investments in unconsolidated affiliates	1,167	(15,530)	(66,985)	(14,238)
Unrealized gain on foreign currency translation (2)	2,546	1,412	1,226	3,119
Reclassification adjustments for (gains) losses included in net earnings (3)	(8,368)	4,445	(4,674)	3,406

Other comprehensive earnings (loss)	29,887	(44,324)	(27,478)	(30,233)

Comprehensive earnings (loss)	122,423	(38,313)	52,640	1,651
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	593	(914)	573	(2,286)

Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$121,830	$(37,399)	$52,067	$3,937

(1)	Net of income tax expense (benefit) of $21.1 million and $(19.1) million for the three month periods ended June 30, 2009 and 2008, respectively, and $25.7 million and $(11.7) million for the six month periods ended June 30, 2009 and 2008, respectively.

(2)	Net of income tax expense of $1.5 million and $0.8 million for the three month periods ended June 30, 2009 and 2008, respectively, and $0.7 million and $1.7 million for the six month periods ended June 30, 2009 and 2008, respectively.

(3)	Net of income tax (expense) benefit of $(4.8) million and $2.4 million for the three month periods ended June 30, 2009 and 2008, respectively, and $(2.8) million and $1.8 million for the six month periods ended June 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Total
Balance, December 31, 2008	228,391	$23	$3,325,209	$(188,954)	$(91,757)	13,488	$(238,948)	$51,199	$2,856,772
Equity offering	18,170	2	331,419	—	—	—	—	—	331,421
Exercise of stock options	1,961	—	18,977	—	—	—	—	—	18,977
Tax benefit associated with the exercise of stock options	—	—	2,703	—	—	—	—	—	2,703
Unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	38,281	—	—	—	38,281
Unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(66,985)	—	—	—	(66,985)
Unrealized gain on foreign currency	—	—	—	—	1,226	—	—	—	1,226
Stock based compensation, including issuance of restricted stock	—	—	19,927	—	—	—	—	—	19,927
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(29,051)	(29,051)
Purchases of treasury stock	—	—	—	—	—	3,850	(50,841)	—	(50,841)
Shares withheld for taxes and in treasury	—	—	—	—	—	89	(1,166)	—	(1,166)
Cash dividends ($0.30 per share)	—	—	—	(67,457)	—	—	—	—	(67,457)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(735)	(735)
Net earnings	—	—	—	79,545	—	—	—	573	80,118

Balance, June 30, 2009	248,522	$25	$3,698,235	$(176,866)	$(119,235)	17,427	$(290,955)	$21,986	$3,133,190

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net earnings	$80,118	$31,884
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,374	71,611
Equity in loss of unconsolidated affiliates	16,732	4,668
Gain on sales of investments in other assets, net	(7,873)	(26,268)
Stock-based compensation cost	19,927	15,465
Tax benefit associated with the exercise of stock options	(2,703)	(2,681)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	5,861	5,081
Net decrease (increase) in trade receivables	295	(3,462)
Net decrease (increase) in prepaid expenses and other assets	5,249	(87,462)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(26,338)	(61,108)
Net decrease in reserve for claim losses	(1,626)	(24,989)
Net change in income taxes	120,139	15,223

Net cash provided by (used in) operating activities	283,155	(62,038)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	486,437	560,100
Proceeds from maturities of investment securities available for sale	135,042	164,410
Proceeds from sale of assets	2,788	927
Collections of notes receivable	367	3,536
Cash expended as collateral on loaned securities, net	(667)	(1,855)
Additions to title plants	(513)	(2,981)
Additions to property and equipment	(27,519)	(31,176)
Additions to capitalized software	(1,983)	(13,803)
Additions to notes receivable	(95)	(435)
Purchases of investment securities available for sale	(1,164,684)	(482,031)
Net purchases of (proceeds from) short-term investment securities	321,495	(165,775)
Proceeds from sale of partial interest in Sedgwick CMS	—	53,872
Distributions from unconsolidated affiliates	2,117	—
Acquisitions of businesses, net of cash acquired	1,609	(1,082)

Net cash (used in) provided by investing activities	(245,606)	83,707

Cash flows from financing activities:
Equity offering	331,421	—
Borrowings	84,535	90,115
Debt service payments	(337,539)	(61,089)
Dividends paid	(67,457)	(127,929)
Subsidiary dividends paid to minority interest shareholders	(735)	(2,209)
Exercise of stock options	18,977	4,578
Tax benefit associated with the exercise of stock options	2,703	2,681
Purchases of treasury stock	(50,841)	(33,159)

Net cash used in financing activities	(18,936)	(127,012)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	18,613	(105,343)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	205,710	376,078

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$224,323	$270,735

Supplemental cash flow information:
Income taxes (refunded) paid	$(65,172)	$3,879

Interest paid	$31,837	$34,829

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
     The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to classifications used in 2009.
Description of Business
     Fidelity National Financial, Inc. is a holding company that is a provider, through its subsidiaries, of title insurance, specialty insurance, claims management services, and information services. FNF is the nation’s largest title insurance company through its title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title company in the United States. FNF also provides flood insurance, personal lines insurance, and home warranty insurance through its specialty insurance subsidiaries. FNF is also a leading provider of outsourced claims management services to large corporate and public sector entities through its minority-owned affiliate, Sedgwick CMS (“Sedgwick”). FNF is also a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
Equity Offering
     On April 14, 2009, the Company offered 15,800,000 shares of its common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331.4 million. The proceeds were used as follows: $135.0 million to repay borrowings under the Company’s $1.1 billion revolving credit facility, $71.5 million to repurchase the Company’s public bonds, $50.8 million to repurchase shares of the Company’s common stock, $25.0 million as part of a $49.1 million capital infusion into Lawyers Title Insurance Corporation, and the remainder for general corporate purposes.
Transactions with Related Parties
     The Company has historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (“FIS”). On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company known as Lender Processing Services, Inc. (“LPS”). As part of the spin-off of LPS, a number of the agreements that were previously between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS is no longer a related party and activity between FNF and LPS subsequent to that date is not included in the Company’s disclosures of transactions with related parties.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     A summary of the agreements that were in effect with FIS through June 30, 2009, is as follows:
•	Information Technology (“IT”), data processing services and software development services from FIS. These agreements govern IT support services and software development provided to the Company by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.

•	Administrative corporate support and cost-sharing services to and from FIS. The Company has provided certain administrative corporate support services such as general management, statutory accounting, claims administration, corporate aviation and other administrative support services to FIS. On a lesser scale, until recently, FIS has provided similar support services to the Company. The pricing of these administrative services is at cost. The administrative corporate services agreements expire in July 2010, subject to extension in certain circumstances or early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties.

•	Real estate management, real estate lease and equipment lease agreements. Included in the Company’s revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS.
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(in millions)
Rental revenue	$5.3	$6.3	$10.4	$12.3

Data processing costs	$12.3	$11.4	$24.0	$22.6
Corporate services and cost-sharing	(0.5)	(0.7)	(1.0)	(1.1)
Interest expense	—	0.1	0.1	0.1

Total expenses	$11.8	$10.8	$23.1	$21.6

     Management believes the amounts earned by the Company or charged to it under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to the Company are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that the Company might have obtained from an unrelated third party.
     Amounts due to FIS as of the dates shown were as follows:

	June 30,	December 31,
	2009	2008
	(In millions)
Note payable to FIS	$5.9	$6.2
Other amounts due to FIS	8.5	6.9
     The Company’s consolidated balance sheet includes an unsecured note payable to FIS, with a balance of $5.9 million and $6.2 million at June 30, 2009, and December 31, 2008, respectively. The Company’s related interest expense was less than $0.1 million and $0.1 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $0.1 million for each of the six-month periods ended June 30, 2009 and 2008. Also, as a result of related party transactions, as of June 30, 2009, and December 31, 2008, the Company owed $8.5 million and $6.9 million, respectively, to FIS.
     During the six months ended June 30, 2008, the Company paid FIS $0.8 million for capitalized software development costs, none of which was paid in the three months ended June 30, 2008. No software development costs paid to FIS were capitalized during the six months ended June 30, 2009.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Proposed Investment in Fidelity National Information Services, Inc.
     On March 31, 2009, the Company entered into an investment agreement (the “Investment Agreement”) with FIS pursuant to which the Company has agreed to invest a total of $50.0 million in FIS in connection with a proposed merger (the “Merger”) between FIS and Metavante Technologies, Inc. (“Metavante”). Under the terms of the Investment Agreement, the Company will purchase 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, FIS has agreed to pay the Company a transaction fee of $1.5 million. This investment is subject to certain customary conditions (including approval of FIS’s shareholders) and the consummation of the Merger.
Agreements with LPS
As noted above, prior to March 15, 2009, LPS was a related party of the Company. A summary of the agreements that were in effect with LPS that were considered related party activity through March 15, 2009, are as follows:
•	Title agency services by LPS. These agreements allow LPS to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves the provision of title agency services by LPS, which results in the issuance of title policies on behalf of title insurance underwriters owned by the Company. The Company recorded agency title premiums of $38.7 million and $75.5 million for the three-month and six-month periods ended June 30, 2008, and $84.2 million for the period from January 1 through March 15, 2009, while LPS was still a related party. The Company recorded Agency Title Commissions of $34.3 million and $66.8 million for the three-month and six-month periods ended June 30, 2008, and $73.8 million for the period from January 1 through March 15, 2009, while LPS was still a related party.

•	Software development services from LPS. These agreements govern software development provided to the Company by LPS. The Company recorded software development expense of $14.3 million and $27.2 million for the three-month and six-month periods ended June 30, 2008, and $13.5 million for the period from January 1 through March 15, 2009, while LPS was still a related party.

•	Other real estate, tax, and title support related services by LPS. Under these arrangements, the Company pays LPS for providing other real estate related services to the Company, which consist primarily of real estate, tax data and title related data services required by the Company’s title insurance operations and flood zone determination and reporting services used by the Company’s title insurers in connection with properties that may be located in special flood hazard areas. The Company recorded expenses of $3.6 million and $7.1 million for the three-month and six-month periods ended June 30, 2008, and $2.1 million for the period from January 1 through March 15, 2009, relating to these agreements while LPS was still a related party.

•	Title plant access and title production services by LPS. Under these agreements, the Company’s title insurers provide LPS with title plant access for real property located in various states, including online database access, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. The Company recorded title plant revenue of $2.1 million and $4.7 million for the three-month and six-month periods ended June 30, 2008, and $3.0 million for the period from January 1 through March 15, 2009, relating to these agreements while LPS was still a related party.

•	Real estate management, real estate lease and equipment lease agreements. The Company recorded revenue of $2.0 million in the first quarter of 2009, and expense of less than $0.1 million and $(0.5) million for the three-month and six-month periods ended June 30, 2008, and $0.2 million for the period from January 1 through March 15, 2009, relating to these agreements while LPS was still a related party.

•	Licensing, cost sharing, business processing and other agreements. The Company recorded expense of $7.9 million and $10.1 million for the three-month and six-month periods ended June 30, 2008, and $3.4 million for the period from January 1 through March 15, 2009, relating to these agreements while LPS was still a related party.
     In February 2009, the Company transferred its ownership interest in FNRES Holdings, Inc. (“FNRES”) to LPS in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. Under the provisions of

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” and FASB Accounting Standards Codification Topic 805, “Business Combinations,” the purchase price was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings. Discontinued operations included revenues from FNRES operations of $11.7 million in the three months ended June 30, 2008, and $3.5 million and $23.8 million in the six months ended June 30, 2009 and 2008. Discontinued operations included pre-tax losses related to FNRES operations of $2.9 million in the three months ended June 30, 2008, and $0.5 million and $8.7 million in the six months ended June 30, 2009 and 2008, respectively.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FAS No. 162” (“SFAS 168”). This statement changes the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The issuance of this statement is not intended to significantly change GAAP, but it will require ASC citations in place of references to previous authoritative accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Although the ASC is not effective for periods ended June 30, 2009, the Company’s notes to condensed consolidated financial statements for such periods include dual citations with references to the ASC and to the accounting literature in effect for those periods. The Company does not expect SFAS 168 to have an impact on its financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167,” Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not yet integrated into the ASC). This statement amends certain guidance for determining whether or not an entity is a variable interest entity. SFAS 167 also changes the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduces a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, and for interim periods during the first annual reporting period. The Company does not expect SFAS 167 to have a material impact on its financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140,” (not yet integrated into the ASC) to clarify its intentions relative to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” (SFAS No. 140 is incorporated in ASC Topic 860.) This statement also eliminates the concept of special purpose entities. It is effective for the first annual reporting period beginning after November 15, 2009. The Company does not expect this statement to have a material impact on its financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) (incorporated in ASC Topic 855). SFAS 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize in its financial statements events or transactions occurring after the balance sheet date, and (3) the related disclosures that an entity should make. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has implemented this standard with no impact to its financial condition or results of operations in the periods presented. The Company has concluded that there were no material subsequent events through August 6, 2009, the date that the financial statements were issued.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and 124-2”) (incorporated in ASC Topic 320). This FSP modifies the requirements for recognizing other-than-temporary impairment related to debt securities classified as available-for-sale and held-to-maturity and changes the impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and expands and increases the frequency of related disclosures for debt and equity securities. This standard is effective for interim and annual periods ending

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
after June 15, 2009. The Company has implemented this FSP with no material impact on its financial position or results of operations. The additional disclosures required by this FSP are set forth in note E.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (incorporated in ASC Topic 820). This FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company has implemented this standard with no material impact on its financial position or results of operations.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (incorporated in ASC Topic 825) requiring summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this FSP by including additional disclosures in note D.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements 87, 88 and 106” (incorporated in ASC Topic 715). FSP FAS 132(R)-1 requires additional disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risks within plan assets, inputs and valuation techniques used to measure fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect this standard to have a material impact on its financial condition or results of operations.
     In November 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) (incorporated in ASC Topic 323), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company has adopted EITF 08-6 with no material effects in the Company’s statements of financial condition or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) (incorporated in ASC Topic 260). FSP EITF 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, which means that they would be included in the earnings allocation in computing earnings per share under a two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” This FSP is effective for interim and annual periods beginning after December 15, 2008. The Company has adopted this FSP with no material effects in the Company’s statements of financial condition or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”) (incorporated in ASC Topic 350), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted this standard with no material effects in the Company’s statements of financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) (incorporated in ASC Topic 810), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has implemented SFAS 160 effective January 1, 2009, with no material impact to the Company’s statements of financial position or results of operations except for the changes in presentation as noted above.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (incorporated in ASC Topic 805), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141(R) is effective for periods beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) and is applying it to business combinations occurring subsequent to December 31, 2008.
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the six months ended June 30, 2009.
Significant Acquisition
Acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company
     On December 22, 2008, FNF completed the acquisition of LandAmerica Financial Group, Inc’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of FNF’s title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note due in 2013, and $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate of the statutory net worth of United at the time of closing.
     The total purchase price was as follows (in millions):

Cash paid by FNF’s title insurance underwriters, net of cash acquired	$138.0
Subordinated note payable to LFG (see note F)	50.0
FNF common stock (3,176,620 shares valued at $15.74 per share)	50.0
Transaction costs	3.8

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

Investments	$919.2
Trade and notes receivable	77.6
Title plants	95.1
Property and equipment	41.5
Deferred tax assets	151.1
Other assets	126.3
Goodwill	224.2
Reserve for claim losses	(1,115.8)
Other liabilities assumed	(277.4)

Total purchase price	$241.8

     The following table summarizes the other liabilities assumed in the acquisition of the LFG Underwriters (in millions):

Estimated facility closure costs	$49.7
Estimated employee termination costs	14.7
Other merger related costs	4.8
Other operating liabilities	208.2

$277.4

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
Pro Forma Results
     Selected unaudited pro forma results of operations for three-month and six-month periods ended June 30, 2008, are presented for comparative purposes below, assuming the acquisition of the LFG Underwriters had occurred as of January 1, 2008, and using actual general and administrative expenses prior to the acquisition.

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(in millions)
Total revenues	$1,767.3	$3,464.6
Net loss attributable to FNF	(51.4)	(42.1)
Pro forma earnings per share attributable to FNF — basic	(0.24)	(0.20)
Pro forma earnings per share attributable to FNF — diluted	(0.24)	(0.20)
     In the three-month and six-month periods ended June 30, 2008, the operations of the LFG Underwriters resulted in total revenues of $599.2 million and $1,171.5 million and net losses of $72.4 million and $113.7 million.
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

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$91,943	$8,067	$79,872	$37,543
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	—	(1,142)	(327)	(3,373)

Basic and diluted net earnings attributable to FNF common shareholders	$91,943	$6,925	$79,545	$34,170

Weighted average shares outstanding during the period, basic basis	228,056	210,814	220,661	210,962
Plus: Common stock equivalent shares assumed from conversion of options	4,022	2,293	4,345	2,356

Weighted average shares outstanding during the period, diluted basis	232,078	213,107	225,006	213,318

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.40	$0.04	$0.36	$0.18
Basic net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	—	(0.02)

Basic earnings per share attributable to FNF common shareholders	$0.40	$0.03	$0.36	$0.16

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.40	$0.04	$0.35	$0.18
Diluted net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	—	(0.02)

Diluted earnings per share attributable to FNF common shareholders	$0.40	$0.03	$0.35	$0.16

     Options to purchase shares of the Company’s common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 8,476,187 shares and 7,367,725 shares for the three months ended June 30, 2009 and 2008, respectively, and 6,976,827 shares and 7,481,464 shares for the six months ended June 30, 2009 and 2008, respectively.
Note D — Fair Value Measurements
     The following table presents the Company’s fair value hierarchy, pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and FASB ASC Topic 820, for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. government and agencies	$—	$414,880	$—	$414,880
State and political subdivisions	—	1,279,501	—	1,279,501
Corporate debt securities	—	1,296,590	—	1,296,590
Foreign government bonds	—	19,879	—	19,879
Mortgage-backed/asset-backed securities	—	354,945	—	354,945
Other fixed-maturity securities	—	1,558	40,767	42,325
Equity securities available for sale	18,290	—	—	18,290

Total	$18,290	$3,367,353	$40,767	$3,426,410

     The Company’s level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. The Company utilizes one firm for its taxable bond portfolio and another for its municipal bond

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. The Company only relies on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. The Company’s fixed maturities classified as level 3 consist of auction rate securities with a par value of $81.8 million and fair value at June 30, 2009, of $40.8 million, which were included in the assets of the LFG Underwriters that we acquired on December 22, 2008. There is no active market for these auction rate securities and they are valued using models with significant non-observable inputs. These securities represent less than one percent of our total portfolio. Beginning in the second quarter of 2009, fair values for these auction rate securities are determined by the Company.
     The following table presents the changes in the Company’s investments that are classified as Level 3 for the six months ended June 30, 2009 (in thousands).

Balance, January 1, 2009	$32,055
Less: Proceeds received upon call	(7,000)
Realized gain	4,824
Unrealized gains included in other comprehensive income	10,888

Balance, June 30, 2009	$40,767

     At June 30, 2009, the fair value of the Company’s long-term debt was $1,067.4 million and the carrying amount was $1,088.1 million. The carrying amounts of accounts receivable and notes receivable approximate fair value.
     FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP SFAS 157-2”) (incorporated in ASC 820) delayed the effective date of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company has adopted FSP SFAS 157-2 effective January 1, 2009 with no effect on the Company’s statements of financial condition or results of operations for the three-month and six-month periods ended June 30, 2009.
Note E — Investments
     The carrying amounts and fair values of the Company’s securities at June 30, 2009, and December 31, 2008, are as follows:

	June 30, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$414,880	$400,687	$16,348	$(2,155)	$414,880
States and political subdivisions	1,279,501	1,253,278	29,761	(3,538)	1,279,501
Corporate debt securities	1,296,590	1,279,631	37,835	(20,876)	1,296,590
Foreign government bonds	19,879	18,737	1,142	—	19,879
Mortgage-backed/asset-backed securities	354,945	349,844	8,497	(3,396)	354,945
Other fixed maturity securities	42,325	33,222	9,104	(1)	42,325

Total fixed maturity securities	3,408,120	3,335,399	102,687	(29,966)	3,408,120
Equity securities	18,290	18,466	4,267	(4,443)	18,290

Total available for sale securities	$3,426,410	$3,353,865	$106,954	$(34,409)	$3,426,410

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2008
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$558,651	$526,425	$32,469	$(243)	$558,651
States and political subdivisions	1,049,125	1,029,505	24,550	(4,930)	1,049,125
Corporate debt securities	875,005	910,533	8,413	(43,941)	875,005
Foreign government bonds	43,510	41,582	1,943	(15)	43,510
Mortgage-backed/asset-backed securities	293,188	292,452	1,227	(491)	293,188
Other fixed maturity securities	34,350	33,712	677	(39)	34,350

Total fixed maturity securities	2,853,829	2,834,209	69,279	(49,659)	2,853,829
Equity securities	71,516	79,795	2,204	(10,483)	71,516

Total available for sale securities	$2,925,345	$2,914,004	$71,483	$(60,142)	$2,925,345

     The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities at June 30, 2009:

	June 30, 2009
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
		(In thousands)
One year or less	$313,871	9.4%	$316,680	9.3%
After one year through five years	1,570,337	47.1	1,602,349	47.0
After five years through ten years	841,442	25.2	855,315	25.1
After ten years	332,470	10.0	355,435	10.4
Mortgage-backed/asset-backed securities	277,279	8.3	278,341	8.2

	$3,335,399	100.0%	$3,408,120	100.0%

Subject to call	$436,833	13.1%	$447,942	13.1%

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties and because of prepayments by issuers. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2009 and December 31, 2008, the fair values of pledged fixed-maturity securities related to securities loaned totaled $63.5 million and $103.6 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $66.9 million and $107.6 million at June 30, 2009 and December 31, 2008, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     During the three-month and six-month periods ended June 30, 2009, gross proceeds from sales of available for sale securities were $229.2 million and $621.5 million, respectively, gross gains were $13.3 million and $25.4 million, respectively, and gross losses, including impairment charges, were $0.1 million and $17.9 million, respectively. During the three-month and six-month periods ended June 30, 2009, unrealized gains on available for sale securities included in other comprehensive earnings totaled $55.6 million and $68.7 million, respectively, and realized gains reclassified out of other comprehensive earnings totaled $13.2 million and $7.5 million, respectively. Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009, and December 31, 2008, were as follows:

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2009:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$49,708	$(2,155)	$—	$—	$49,708	$(2,155)
States and political subdivisions	192,932	(1,599)	23,748	(1,939)	216,680	(3,538)
Corporate securities	188,962	(7,068)	177,138	(13,808)	366,100	(20,876)
Mortgage-backed/asset-backed securities	75,564	(3,396)	—	—	75,564	(3,396)
Other fixed maturity securities	80	(1)	—	—	80	(1)

Total fixed maturity securities	507,246	(14,219)	200,886	(15,747)	708,132	(29,966)
Equity securities	6,745	(3,158)	2,737	(1,285)	9,482	(4,443)

Total temporarily impaired securities	$513,991	$(17,377)	$203,623	$(17,032)	$717,614	$(34,409)

December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$37,920	$(243)	$—	$—	$37,920	$(243)
States and political subdivisions	116,364	(3,740)	10,762	(1,190)	127,126	(4,930)
Corporate securities	451,615	(26,006)	90,043	(17,935)	541,658	(43,941)
Foreign securities	2,022	(15)	—	—	2,022	(15)
Mortgage-backed/asset-backed securities	42,578	(491)	—	—	42,578	(491)
Other fixed maturity securities	2,137	(39)	—	—	2,137	(39)

Total fixed maturity securities	652,636	(30,534)	100,805	(19,125)	753,441	(49,659)
Equity securities	22,346	(10,483)	—	—	22,346	(10,483)

Total temporarily impaired securities	$674,982	$(41,017)	$100,805	$(19,125)	$775,787	$(60,142)

     A substantial portion of the Company’s unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that the Company considers to be temporary. Because the Company expects to recover the entire amortized cost basis of these securities, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary and thus the Company does not consider these investments other-than-temporarily impaired.
     The Company recorded no impairment charges during the three months ended June 30, 2009. During the three months ended June 30, 2008, the Company recorded impairment charges totaling $7.6 million related to two of its fixed maturity securities and $2.0 million related to one of its equity securities that were deemed other than temporarily impaired. During the six months ended June 30, 2009, the Company recorded impairment charges totaling $5.7 million related to equity securities that were deemed other than temporarily impaired. During the six

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
months ended June 30, 2008, the Company recorded impairment charges totaling $7.6 million related to two of its fixed maturity securities and $3.5 million related to equity securities that were deemed other than temporarily impaired. The impairment charges relating to fixed maturity securities primarily resulted from the Company’s conclusion that the credit risk relating to the holdings was high and thus the assets are likely other-than-temporarily impaired. The impairment charges relating to the equity securities are based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held. It is at least reasonably possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio. It is also at least reasonably possible that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.
     In accordance with FAS 115-2 and 124-2 (incorporated in ASC Topic 320), the Company determined that a total of $1.3 million in other-than-temporary impairments had previously been recognized in relation to investments held at April 1, 2009, all of which were related to credit losses. Therefore, no cumulative effect adjustment was necessary upon implementation of FAS 115-2 and 124-2. All of the securities for which an other-than-temporary impairment had previously been recognized were sold during the three months ended June 30, 2009. As of June 30, 2009, there were no investments held by the Company for which an other-than-temporary impairment had been previously recognized.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of June 30, 2009 and December 31, 2008, consist of (in thousands):

	Ownership	June 30, 2009	December 31, 2008
Ceridian	33%	$369,543	$453,129
Sedgwick	32%	116,403	115,646
Remy	47%	58,311	61,786
Other	Various	25,458	13,978

Total		$569,715	$644,539

     In addition, the Company records its share of the other comprehensive income (loss) of unconsolidated affiliates. As of June 30, 2009, included within the statement of equity, the Company had recorded accumulated other comprehensive losses of $90.3 million, $18.1 million, and $3.5 million related to its investments in Ceridian, Remy, and Sedgwick.
     On June 5, 2008, the Company sold 20% of its 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a pre-tax gain of $24.8 million. Subsequent to this sale, the Company owns 32% of Sedgwick.
     The Company accounts for its equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three-month and six-month periods ended June 30, 2009, include the Company’s equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2009, and FNF’s net earnings for the three-month and six-month periods ended June 30, 2008, include the Company’s equity in Ceridian’s earnings for the three month period ended March 31, 2008 and the period from November 10, 2007 through March 31, 2008, respectively. Additionally, our investment in Ceridian at June 30, 2009, and December 31, 2008, reflects Ceridian’s statements of financial condition as of March 31, 2009, and September 30, 2008, respectively. Summarized financial information for Ceridian for the relevant dates and time periods included in the Company’s statements of financial condition and operations, is presented below.

	March 31, 2009	September 30, 2008
	(In millions)
Total current assets	$999.1	$1,300.0
Goodwill and other intangible assets, net	4,661.7	4,755.5
Other assets	4,282.9	3,397.9

Total assets	$9,943.7	$9,453.4

Current liabilities	$702.4	$986.3
Long-term obligations, less current portion	3,495.2	3,516.5
Other long-term liabilities	4,608.7	3,557.7

Total liabilities	8,806.3	8,060.5
Equity	1,137.4	1,392.9

Total liabilities and equity	$9,943.7	$9,453.4

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

				Period from
	Three Months Ended	Three Months Ended	Six Months Ended	November 10, 2007,
	March 31, 2009	March 31, 2008	March 31, 2009	through March 31, 2008
	(in millions)
Total revenues	$362.2	$406.5	$746.8	$643.5
Loss before income taxes	(53.8)	(29.2)	(100.1)	(48.4)
Net loss	(34.8)	(22.1)	(66.6)	(34.5)
     The Company recorded aggregate losses of Ceridian, Sedgwick, and Remy, of $(5.8) million and $(6.8) million in the three-month periods ended June 30, 2009 and 2008, respectively, and $(19.8) million and $(6.0) million in the six-month periods ended June 30, 2009 and 2008, respectively. Equity in earnings of other unconsolidated affiliates was $1.2 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $3.1 million and $1.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.
Note F — Notes payable
     Notes payable consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$245,121	$249,217
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	173,384	241,081
Syndicated credit agreement, unsecured, interest accrued monthly at LIBOR plus 0.475%, unused portion of $700 million at June 30, 2009, due October 2011	400,000	585,000
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (3.55%-12.00% at June 30, 2009), various maturities	204,097	197,536
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50,000	50,000
Other	15,513	28,015

Total	$1,088,115	$1,350,849

     Principal maturities of notes payable at June 30, 2009, are as follows (in thousands):

2009	$50,706
2010	72,049
2011	619,060
2012	29,969
2013	312,029
Thereafter	4,302

Total	$1,088,115

     On April 14, 2009, the Company received $331 million in net proceeds on its offering of a total of 18,170,000 shares of its common stock. The proceeds were partially used to repay $135 million in borrowings under the Company’s $1.1 billion revolving credit facility, bringing the total repayment to $185 million since December 31, 2008. In addition, the Company used the proceeds to purchase $67.8 million in par value of the Company’s 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of the Company’s 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note G — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following tables.
     As of and for the three months ended June 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In thousands)
Title premiums	$1,043,873	$—	$—	$1,043,873
Other revenues	357,036	93,903	22,204	473,143

Revenues from external customers	1,400,909	93,903	22,204	1,517,016
Interest and investment income, including realized gains and losses	49,178	4,208	(690)	52,696

Total revenues	$1,450,087	$98,111	$21,514	$1,569,712

Depreciation and amortization	28,219	1,354	7,033	36,606
Interest expense	(139)	5	11,764	11,630
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$133,258	$14,469	$(16,536)	$131,191
Income tax expense (benefit)	37,126	4,861	(7,934)	34,053

Earnings (loss) from continuing operations, before equity in loss of unconsolidated affiliates	96,132	9,608	(8,602)	97,138
Equity in earnings (loss) of unconsolidated affiliates	938	—	(5,540)	(4,602)

Earnings (loss) from continuing operations	$97,070	$9,608	$(14,142)	$92,536

Assets	$6,809,259	$438,915	$1,086,007	$8,334,181
Goodwill	1,509,181	28,717	31,743	1,569,641
     As of and for the three months ended June 30, 2008:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
		(In thousands)
Title premiums	$744,955	$—	$—	$744,955
Other revenues	268,118	94,161	13,093	375,372

Revenues from external customers	1,013,073	94,161	13,093	1,120,327
Interest and investment income, including realized gains and losses	23,983	2,973	20,785	47,741

Total revenues	$1,037,056	$97,134	$33,878	$1,168,068

Depreciation and amortization	30,058	1,508	2,278	33,844
Interest expense	1,345	155	14,707	16,207
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$5,071	$13,227	$(1,823)	$16,475
Income tax expense (benefit)	284	4,685	(2,726)	2,243

Earnings from continuing operations, before equity in loss of unconsolidated affiliates	4,787	8,542	903	14,232
Equity in earnings (loss) of unconsolidated affiliates	471	—	(6,820)	(6,349)

Earnings (loss) from continuing operations	$5,258	$8,542	$(5,917)	$7,883

Assets	$5,461,838	$441,018	$1,345,280	$7,248,136
Goodwill	1,246,708	23,842	67,724	1,338,274

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     As of and for the six months ended June 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
		(In thousands)
Title premiums	$1,953,151	$—	$—	$1,953,151
Other revenues	674,525	177,287	38,070	889,882

Revenues from external customers	2,627,676	177,287	38,070	2,843,033
Interest and investment income, including realized gains and losses	78,499	7,652	(1,989)	84,162

Total revenues	$2,706,175	$184,939	$36,081	$2,927,195

Depreciation and amortization	57,457	2,645	12,919	73,021
Interest expense	560	23	25,813	26,396
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$140,550	$27,688	$(36,906)	$131,332
Income tax expense (benefit)	36,543	9,399	(11,900)	34,042

Earnings (loss) from continuing operations, before equity in loss of unconsolidated affiliates	104,007	18,289	(25,006)	97,290
Equity in earnings (loss) of unconsolidated affiliates	2,643	—	(19,375)	(16,732)

Earnings (loss) from continuing operations	$106,650	$18,289	$(44,381)	$80,558

Assets	$6,809,259	$438,915	$1,086,007	$8,334,181
Goodwill	1,509,181	28,717	31,743	1,569,641
     As of and for the six months ended June 30, 2008:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
		(In thousands)
Title premiums	$1,473,170	$—	$—	$1,473,170
Other revenues	510,620	178,988	32,335	721,943

Revenues from external customers	1,983,790	178,988	32,335	2,195,113
Interest and investment income, including realized gains and losses	63,864	6,645	27,555	98,064

Total revenues	$2,047,654	$185,633	$59,890	$2,293,177

Depreciation and amortization	60,147	3,018	4,349	67,514
Interest expense	3,755	339	30,736	34,830
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$58,152	$22,646	$(22,218)	$58,580
Income tax expense (benefit)	17,578	7,446	(8,525)	16,499

Earnings (loss) from continuing operations, before equity in loss of unconsolidated affiliates	40,574	15,200	(13,693)	42,081
Equity in earnings (loss) of unconsolidated affiliates	1,435	—	(6,103)	(4,668)

Earnings (loss) from continuing operations	$42,009	$15,200	$(19,796)	$37,413

Assets	$5,461,838	$441,018	$1,345,280	$7,248,136
Goodwill	1,246,708	23,842	67,724	1,338,274
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
Note H — Dividends
     On July 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, payable on September 30, 2009, to stockholders of record as of September 16, 2009. On April 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on June 30, 2009, to stockholders of record as of June 16, 2009. On February 3, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on March 31, 2009, to stockholders of record on March 17, 2009.
Note I — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
		(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	2,200	2,252	554	234
Expected return on assets	(2,446)	(2,895)	—	—
Amortization of prior service cost	—	—	33	126
Amortization of actuarial loss	1,688	1,604	—	—

Total net periodic expense	$1,442	$961	$587	$360

	For the Six Months Ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
		(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	4,400	4,504	760	468
Expected return on assets	(4,892)	(5,790)	—	—
Amortization of prior service cost	—	—	163	252
Amortization of actuarial loss	3,376	3,208	—	—

Total net periodic expense	$2,884	$1,922	$923	$720

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

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In the Company’s experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that the Company may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an ongoing basis and follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (incorporated in ASC Topic 450) when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	The Company intends to vigorously defend each of these matters. In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
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
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (formerly known as Commonwealth Land Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are numerous complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. The complaints filed in New York were dismissed with prejudice and the plaintiffs have appealed. The complaint in Texas was dismissed, but the plaintiffs have appealed. The complaint was dismissed with leave to amend in Arkansas but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend and the plaintiffs have amended but the complaint is essentially unchanged. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents, including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The defendants, including the FNF Affiliates, organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest has filed its fifth amended third party complaint against the defendants.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by the Company. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been continued while the parties search for a judge who is not a class member, or who does not have a relative who is a class member. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states, and the ruling has been appealed. On January 26, 2009, a recording fee class action was filed in New Jersey.
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
     On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company and LandAmerica Financial Group, Inc. (together, the “Defendants”) in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has not yet been set. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability.
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
     In January 2007, the State of California adopted regulations that would have had significant effects on the title insurance industry in California. The Company, as well as others, has been engaged in discussions with the California Department of Insurance (the “CDI”) regarding possible industry reforms that may result in the CDI’s decision to modify or repeal the regulations prior to their implementation. The previously adopted regulations have been further refined as a result of continued discussions between the CDI and the California Land Title Association. These revised regulations are currently being reviewed by the Office of Administrative Law, and are anticipated to take effect during the third quarter of 2009. Collection of data for the statistical reporting required by these revised regulations is much more in line with the data currently being collected by the title insurance industry. Data collection under the regulations is currently scheduled to begin in 2011, with first reporting in May, 2012.

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
Recent Developments
     On April 14, 2009, we offered 15,800,000 shares of our common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of $331.4 million.
     On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for Commonwealth and Lawyers was $238.0 million, net of cash acquired of $8.8 million, and was comprised of $134.8 million paid in cash by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note due 2013, and $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). In addition, Fidelity National Title Insurance Company purchased United from an indirect subsidiary of LFG for a purchase price of approximately $12 million, equal to an estimate of the statutory net worth of United at the time of closing. The operations of these companies are included in the Fidelity National Title Group segment from their acquisition date of December 22, 2008.
     During 2008, prior to the acquisition, the LFG Underwriters generated significant revenue but had substantial losses from operations. Since the acquisition, FNF has been engaged in an effort to reduce overhead at the LFG Underwriters and restore them to profitability by eliminating redundant offices and personnel and less profitable agency relationships. As of June 30, 2009, we had eliminated a total of approximately 2,300 of the LFG Underwriters’ personnel and 240 of their offices. These measures, along with other cost reductions related to this acquisition, are expected to generate estimated annual cost reductions of approximately $263 million. As a result of these measures, and due in part to the loss of business momentum at the LFG Underwriters prior to the acquisition resulting from the Chapter 11 case of LFG and other causes, the operations of the LFG Underwriters will, at least initially, be somewhat less sizable than they were historically. Therefore, the reported results of the LFG Underwriters for prior periods are not necessarily indicative of the results to be expected for any future period. For the three-month and six-month periods ended June 30, 2009, the direct operations of the LFG Underwriters contributed an average of approximately 15% and 16%, respectively, of the total direct orders opened by the Company.

Overview
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are also a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
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
Transactions with Related Parties
     Our financial statements reflect transactions with Fidelity National Information Services (“FIS”), which is a related party, and, prior to March 15, 2009, with Lender Processing Services, Inc. (“LPS”), which was a related party prior to that date. Please see Note A of Notes to Condensed Consolidated Financial Statements.
Business Trends and Conditions
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by the average price of real estate sales, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in the 2006 through 2008 period from 2005 and prior levels, resulting in a reduction of title insurance order counts and revenues for us through 2008.
     In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December. The target federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. The further reduction in rates in the fourth quarter of 2008 resulted in an increase in our refinance order volumes that commenced in December 2008 and continued through much of the first half of 2009. As mortgage interest rates increased during the latter part of the second quarter, there was a corresponding decrease in open order volumes, primarily related to refinance activity. However, open order volumes have recently begun to stabilize at a level that reflects improvement compared to the prior year. Additionally, we believe that the time period between the opening and closing of title insurance orders has increased recently due in part to staffing cutbacks at mortgage lenders. According to the Mortgage Bankers Association’s (“MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancings) were approximately $1.6 trillion, $2.3 trillion and $2.7 trillion in 2008, 2007 and 2006, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $2.1 trillion mortgage origination market for 2009, which would be an increase of 28% from 2008. The MBA further forecasts that the 28% increase will result primarily from refinance transactions.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. Under the Obama administration’s Home Affordable Refinance program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department estimates that many of the 4 to 5 million homeowners who fit this description are eligible to refinance their loans under this program.
     Several new pieces of legislation have recently been enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). On March 23, 2009, the Treasury Department unveiled its plan to remove many troubled assets from banks’ books, representing one of the biggest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital and capital from private investors, the so-called “Public-Private Investment Program” is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The Treasury Department expects this program to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The government intends to run auctions between the banks selling the assets and the investors buying them, hoping to effectively create a market for these assets.
     On March 15, 2009, the Federal Reserve announced plans to provide greater support to mortgage lending and housing markets by buying up to $750 billion in mortgage-backed securities issued by agencies like Fannie Mae and Freddie Mac, bringing its total proposed purchases of these securities to $1.25 trillion in 2009, and to increase its purchases of other agency debt in 2009 by up to $100 billion to a total of up to $200 billion. Moreover, to help improve conditions in private credit markets, the Federal Reserve decided to purchase up to $300 billion of longer-term Treasury securities. It is too early to predict with certainty what impact these measures may have on our business or results of operations.
     In October 2008, we announced our plans to begin the process of reviewing and increasing our title insurance rates across the country. Since that time, we have completed all of our filings related to our planned price increases and instituted revised rates that are now effective in 23 states. The pricing increases have been generally in the range of 5-10%, including a 10% increase in California. Additional rate revisions are pending in a number of other states.

Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue:
Direct title insurance premiums	$409,069	$321,040	$742,657	$625,819
Agency title insurance premiums	634,804	423,915	1,210,494	847,351
Escrow, title-related and other fees	379,240	281,211	712,595	542,955
Specialty insurance	93,903	94,161	177,287	178,988
Interest and investment income	39,514	29,950	76,289	71,796
Realized gains and losses, net	13,182	17,791	7,873	26,268

Total revenue	1,569,712	1,168,068	2,927,195	2,293,177

Expenses:
Personnel costs	430,128	358,597	852,255	712,713
Other operating expenses	353,919	313,718	680,824	574,799
Agent commissions	504,155	328,800	965,673	656,809
Depreciation and amortization	36,606	33,844	73,021	67,514
Provision for claim losses	102,083	100,427	197,694	187,932
Interest expense	11,630	16,207	26,396	34,830

Total expenses	1,438,521	1,151,593	2,795,863	2,234,597

Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	131,191	16,475	131,332	58,580
Income tax expense	34,053	2,243	34,042	16,499
Equity in losses of unconsolidated affiliates	(4,602)	(6,349)	(16,732)	(4,668)

Net earnings from continuing operations	$92,536	$7,883	$80,558	$37,413

Orders opened by direct title operations	745,800	462,600	1,492,200	1,024,800
Orders closed by direct title operations	524,100	307,500	952,700	615,300
     Revenues.
     Total revenues increased $401.6 million to $1,569.7 million in the three months ended June 30, 2009, compared to 2008. The increase consisted of increases of $413.0 million in the Fidelity National Title Group segment and $1.0 million in the specialty insurance segment, partially offset by a decrease of $12.4 million in the corporate and other segment. Total revenues increased $634.0 million to $2,927.2 million in the six months ended June 30, 2009, compared to 2008. The increase was made up of an increase of $658.5 million in the Fidelity National Title Group segment, partially offset by decreases of $0.7 million in the specialty insurance segment and $23.8 million in the corporate and other segments.
     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2009	Total	2008	Total	2009	Total	2008	Total
				(Dollars in thousands)
Title premiums from direct operations	$409,069	39.2%	$321,040	43.1%	$742,657	38.0%	$625,819	42.5%
Title premiums from agency operations	634,804	60.8	423,915	56.9	1,210,494	62.0	847,351	57.5

Total	$1,043,873	100.0%	$744,955	100.0%	$1,953,151	100.0%	$1,473,170	100.0%

     Title insurance premiums increased 40.1% to $1,043.9 million in the three months ended June 30, 2009, and 32.6% to $1,953.2 million in the six months ended June 30, 2009, as compared to the 2008 periods. The increase in the three-month period was made up of an increase in premiums from direct operations of $88.0 million, or 27.4%, and an increase in premiums from agency operations of $210.9 million, or 49.7%. The increase in the six-month period was made up of an increase in premiums from direct operations of $116.8 million, or 18.7%, and an increase in premiums from agency operations of $363.1 million, or 42.9%.
     The increase in title premiums from direct operations was primarily due to our acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, title premiums from direct operations increased $22.2 million, or 6.9%, to $343.2 million in the three months ended June 30, 2009, from $321.0 million in the three months ended June 30, 2008, and decreased $17.1 million, or 2.7%, to $608.7 million in the six months ended June 30, 2009, from $625.8 million in the six months ended June 30, 2008, reflecting increases in closed order volumes and decreases in average fee per file in the three-month and six-month periods. Excluding the operations of the LFG Underwriters, closed order volumes were 438,600 and 307,500 in the three-month periods ended June 30, 2009 and 2008, respectively, and 793,900 and 615,300 in the six-month periods ended June 30, 2009 and 2008, respectively, with the increases primarily reflecting an increase in refinance transactions as mortgage rates have fallen to historic lows. In the first six months of 2009, mortgage interest rates were significantly lower than in the first six months of 2008 due to the introduction of government programs designed to provide liquidity to the home mortgage market. During 2008, the Federal Reserve Bank decreased the federal funds rate by a total of 400-425 basis points. The federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. Excluding the operations of the LFG Underwriters, the average fee per file in our direct operations was $1,167 and $1,484 in the three-month periods ended June 30, 2009 and 2008, respectively, and $1,158 and $1,466 in the six-month periods ended June 30, 2009 and 2008, respectively, with the decreases reflecting a decrease in home values, a slowing commercial market, and the increase in refinance transactions relative to purchase transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Including the operations of the LFG Underwriters, closed order volumes and fee per file were 524,100 and $1,173, respectively, for the three months ended June 30, 2009, and 952,700 and $1,170 for the six months ended June 30, 2009.
     The increase in agency premiums was primarily due to our acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, title premiums from agency operations increased $23.4 million, or 5.5%, to $447.3 million in the three months ended June 30, 2009, from $423.9 million in the three months ended June 30, 2008, and decreased $17.3 million, or 2.0%, to $830.0 million in the six months ended June 30, 2009, from $847.3 million in the six months ended June 30, 2008. These variances are primarily the result of variances in remitted and accrued agency premiums that were consistent with the variances in direct title premiums, partially offset by reductions in agency relationships.
     Escrow, title-related and other fees increased $98.0 million, or 34.9%, to $379.2 million in the three months ended June 30, 2009, from $281.2 million in the three months ended June 30, 2008, and increased $169.6 million, or 31.2%, to $712.6 million in the six months ended June 30, 2009, from $543.0 million in the six months ended June 30, 2008. At the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $29.8 million, or 26.8%, in the three months ended June 30, 2009 compared to 2008, and increased $74.6 million, or 35.1%, in the six months ended June 30, 2009 compared to 2008, in each case partially due to the acquisition of the LFG Underwriters. Excluding the operations of the LFG Underwriters, escrow fees in this segment increased $25.5 million, or 23.0%, in the three months ended June 30, 2009 compared to 2008 and increased $29.9 million, or 14.1% in the six months ended June 30, 2009 compared to 2008. In the three-month period, the percentage increase in escrow fees was greater than the percentage increase in direct premiums primarily as a result of an increase in residential direct title premiums, for which escrow fees are proportionately higher, and a decrease in commercial direct title premiums, for which escrow fees are proportionately lower. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $59.1 million, or 37.7%, in the three months ended June 30, 2009 compared to 2008, and increased $89.3 million, or 30.0%, in the six months ended June 30, 2009 compared to 2008. Excluding the operations of the LFG Underwriters, other fees in this segment increased $17.8 million, or 11.3%, in the three months ended June 30, 2009 compared to 2008, and increased $46.9 million, or 15.7%, in the six months ended June 30, 2009 compared to 2008, primarily due to an increase in revenues from a division of our business that manages real estate owned by financial institutions and recent acquisitions, including the Colorado title insurance operations of Mercury Companies. In the corporate and other segment, other fees increased $9.1 million in the three months ended June 30, 2009 compared to 2008, primarily due to an increase in revenues related to leasing assets. Other fees in the corporate and other segment increased $5.7 million in the six months ended June 30, 2009 compared to 2008, primarily due to an increase in revenues related to leasing assets, partially offset by a 2008 gain on the sale of timberland.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $39.5 million and $30.0 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $76.3 million and $71.8 million in the six-month periods ended June 30, 2009 and 2008, respectively, with the increases primarily due to an increased investment portfolio resulting from the acquisition of the LFG Underwriters, partially offset by a decrease in interest income attributable to the securities lending program.
     Net realized gains totaled $13.2 million and $17.8 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $7.9 million and $26.3 million in the six-month periods ended June 30, 2009 and 2008, respectively. These amounts included impairment charges related to investments of $9.6 million in the three months ended June 30, 2008, and $5.7 million and $11.1 million in the six-month periods ended June 30, 2009 and 2008, respectively. Net realized gains in the three months ended June 30, 2008, also included a gain of $24.8 million on the sale of 20% of our interest in Sedgwick. In addition, net realized (losses) gains for each period included a number of gains and losses on various transactions, none of which were individually significant.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $71.5 million, or 19.9%, in the three months ended June 30, 2009, from $358.6 million in the three months ended June 30, 2008, with increases of $67.0 million in the Fidelity National Title Group segment that primarily resulted from our acquisition of the LFG Underwriters, $0.3 million in the specialty insurance segment, and $4.2 million in the corporate and other segment. Personnel costs increased $139.5 million, or 19.6%, in the six months ended June 30, 2009, from $712.7 million in the six months ended June 30, 2008, with increases of $137.1 million in the Fidelity National Title Group segment that primarily resulted from our acquisition of the LFG Underwriters, $0.8 million in the specialty insurance segment, and $1.6 million in the corporate and other segment. The increase in the six-month period in the Fidelity National Title Group segment included $23.9 million in synergy bonuses that were earned in the first six months of 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Personnel costs as a percentage of total revenue were 27.4% and 30.7% in the three-month periods ended June 30, 2009 and 2008, respectively, and 29.1% and 31.1% in the six-month periods ended June 30, 2009 and 2008, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $40.2 million to $353.9 million in the three months ended June 30, 2009, from $313.7 million in the three months ended June 30, 2008, reflecting increases of $43.3 million in the Fidelity National Title Group segment that were mostly due to our acquisition of the LFG Underwriters and $0.6 million in the specialty insurance segment, partially offset by a decrease of $3.7 million in the corporate and other segment. Other operating expenses increased $106.0 million to $680.8 million in the six months ended June 30, 2009, from $574.8 million in the six months ended June 30, 2008, reflecting increases of $119.9 million in the Fidelity National Title Group segment that were mostly due to our acquisition of the LFG

Underwriters and $0.5 million in the specialty insurance segment, partially offset by a decrease of $14.4 million in the corporate and other segment.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2009	%	2008	%	2009	%	2008	%
	(Dollars in thousands)
Agent premiums	$634,804	100.0%	$423,915	100.0%	$1,210,494	100.0%	$847,351	100.0%
Agent commissions	504,155	79.4%	328,800	77.6%	965,673	79.8%	656,809	77.5%

Net	$130,649	20.6%	$95,115	22.4%	$244,821	20.2%	$190,542	22.5%

     Net margin from agency title insurance premiums as a percentage of total agency premiums was 20.6% and 22.4% in the three-month periods ended June 30, 2009 and 2008, respectively, and 20.2% and 22.5% in the six-month periods ended June 30, 2009 and 2008, respectively. The decreases in the 2009 periods compared to the 2008 periods were primarily due to regional variations as discussed above and to higher commissions associated with the agency operations of the LFG Underwriters.
     Depreciation and amortization increased $2.8 million to $36.6 million in the three months ended June 30, 2009, from $33.8 million in the three months ended June 30, 2008, reflecting an increase of $4.8 million in the corporate and other segment, partially offset by decreases of $1.8 million in the Fidelity National Title Group segment and $0.2 million in the specialty insurance segment. Depreciation and amortization increased $5.5 million to $73.0 million in the six months ended June 30, 2009, from $67.5 million in the six months ended June 30, 2008, reflecting an increase of $8.6 million in the corporate and other segment, partially offset by decreases of $2.7 million in the Fidelity National Title Group segment and $0.4 million in the specialty insurance segment.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim loss accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the three-month periods ended June 30, 2009 and 2008, was made up of $73.1 million and $70.6 million, respectively, from the Fidelity National Title Group segment and $29.0 million and $29.8 million, respectively, from the specialty insurance segment. The provision for claim loss for the six-month periods ended June 30, 2009 and 2008, was made up of $141.3 million and $125.2 million, respectively, from the Fidelity National Title Group segment and $56.4 million and $62.7 million, respectively, from the specialty insurance segment. The provision for claim loss is discussed in further detail at the segment level below.
     Interest expense decreased $4.6 million to $11.6 million in the three months ended June 30, 2009, from $16.2 million in the three months ended June 30, 2008, and decreased $8.4 million to $26.4 million in the six months ended June 30, 2009, from $34.8 million in the six months ended June 30, 2008. The decreases were primarily due to decreases in the average principal balance resulting from debt payments and the repurchase of a portion of our public bonds during the six months ended June 30, 2009, a decrease in the interest rate attributable to our $1.1 billion revolving credit facility, and a decrease in interest expense related to the securities lending program.
     Income tax expense was $34.1 million and $2.2 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $34.0 million and $16.5 million in the six-month periods ended June 30, 2009 and 2008, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes was 26.0% and 13.6% for the three-month periods ended June 30, 2009 and 2008, respectively, and 25.9% and 28.2% for the six-month periods ended June 30, 2009 and 2008, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.

     Equity in losses of unconsolidated affiliates was $4.6 million and $6.3 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $16.7 million and $4.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. The losses in 2009 and 2008 primarily consisted of losses related to our investments in Ceridian and Remy, partially offset by income related to our investment in Sedgwick.
Fidelity National Title Group

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
REVENUE:
Direct title insurance premiums	$409,069	$321,040	$742,657	$625,819
Agency title insurance premiums	634,804	423,915	1,210,494	847,351
Escrow, title related and other fees	357,036	268,118	674,525	510,620
Interest and investment income	37,214	26,397	70,947	63,825
Realized gains and losses, net	11,964	(2,414)	7,552	39

Total revenue	1,450,087	1,037,056	2,706,175	2,047,654
EXPENSES:
Personnel costs	407,569	340,521	811,954	674,842
Other operating expenses	303,913	260,656	588,673	468,731
Agent commissions	504,155	328,800	965,673	656,809
Depreciation and amortization	28,219	30,058	57,457	60,147
Provision for claim losses	73,112	70,605	141,308	125,218
Interest expense	(139)	1,345	560	3,755

Total expenses	1,316,829	1,031,985	2,565,625	1,989,502

Earnings before income taxes and equity in loss of unconsolidated affiliates	$133,258	$5,071	$140,550	$58,152

     Total revenues for the Fidelity National Title Group segment increased $413.0 million, or 39.8%, to $1,450.1 million in the three months ended June 30, 2009, from $1,037.1 million in the three months ended June 30, 2008. Total revenues for this segment increased $658.5 million, or 32.2%, to $2,706.2 million in the six months ended June 30, 2009, from $2,047.7 million in the six months ended June 30, 2008. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs increased $67.0 million, or 19.7%, in the three months ended June 30, 2009, to $407.6 million in the three months ended June 30, 2009, from $340.5 million in the three months ended June 30, 2008. Personnel costs increased $137.1 million, or 20.3%, in the six months ended June 30, 2009, from $674.8 million in the six months ended June 30, 2008. The increases reflect an increase in average employee count resulting from the acquisition of the LFG Underwriters and from an increase in order volumes, partially offset by cost-cutting measures over the previous twelve months. We reduced our employee count in the latter part of the second quarter of 2009 in response to a decline in order counts resulting from an increase in mortgage rates. We will continue to monitor our productivity metrics and manage employee counts accordingly. Personnel costs for the LFG Underwriters in the six months ended June 30, 2009, included $23.9 million in synergy bonuses that were earned in the first six months of 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Average employee count from direct operations was 11,185 and 8,996 in the three-month periods ended June 30, 2009 and 2008, respectively, and 10,894 and 9,002 in the six-month periods ended June 30, 2009 and 2008, respectively. The decreases in the average annualized personnel cost per employee is primarily the result of a 10% company-wide pay reduction that was effective from October 1, 2008, until March 31, 2009. This pay reduction was reversed effective April 1, 2009. Excluding the operations of the LFG Underwriters, personnel costs in this segment decreased $7.0 million, or 2.1%, to $333.5 million in the three months ended June 30, 2009, and decreased $48.0 million, or 7.1%, to $626.9 million in the six months ended June 30, 2009. These amounts reflect decreases resulting from cost-cutting measures over the previous twelve months, partially offset by the increases in employee counts compared to the 2008 periods. Excluding the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 50.9% and 57.8% for the three-month periods ended June 30, 2009 and 2008, respectively, and 52.4% and 59.4% for the six-month periods ended June 30, 2009 and 2008, respectively. Including the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 53.2% and 57.3% in the three-month and six-month periods ended June 30, 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $43.3 million to $303.9 million in the three months ended June 30, 2009, from $260.7 million in the three months ended June 30, 2008, and increased $119.9 million to $588.7 million in the six months ended June 30, 2009, from $468.7 million in the six months ended June 30, 2008. Excluding the operations of the LFG Underwriters, other operating expenses in this segment increased $2.5 million, or 1.0%, to $263.2 million in the three months ended June 30, 2009. This increase includes an increase of $12.9 million in a division of our business that evaluates and appraises real property, an increase of $9.0 million due to a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, and equal increases in revenues and expenses of $4.4 million associated with a division of our business that manages real estate owned by financial institutions, partially offset by a decrease of $18.7 million in facilities costs and decreases in various other expenses. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased due to decreases in short-term interest rates and average balances. Excluding the operations of the LFG Underwriters, other operating expenses in this segment increased $26.6 million, or 5.7%, to $495.3 million in the six months ended June 30, 2009. This increase includes an increase of $21.0 million in costs related to our property evaluation and appraisal business, an increase of $27.6 million due to a decrease in benefits related to our escrow balances, and equal increases in revenues and expenses of $24.7 million associated with a division of our business that manages real estate owned by financial institutions, partially offset by a decrease of $20.1 million in facilities costs and a legal settlement of $15.5 million in the 2008 period.
     Net margin from agency title insurance premiums as a percentage of total agency premiums decreased to 20.6% and 20.2%, respectively, in the three-month and six-month periods ended June 30, 2009, compared to 22.4% and 22.5%, respectively, for the three-month and six-month periods ended June 30, 2008, due to regional variations in real estate closing practices and state regulations and to higher commissions associated with the agency operations of the LFG Underwriters.
     Depreciation and amortization was $28.2 million and $30.1 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $57.5 million and $60.1 million in the six-month periods ended June 30, 2009 and 2008, respectively.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $73.1 million and $141.3 million for the three-month and six-month periods ended June 30, 2009, reflecting a provision of 7.5%, of title premiums in each period, excluding a $3.0 million reduction in claim loss expense in the three months ended June 30, 2009, related to the amortization of an acquisition-date fair value adjustment in the LFG Underwriters’ reserve for claim losses. The claim loss provision for title insurance was $70.6 million and $125.2 million for the three-month and six-month periods ended June 30, 2008. During the second quarter of 2008, in response to adverse development in prior policy years and trends in claims at that time, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums retroactive to January 1, 2008. As a result our claim loss provision as a percentage of total title premiums was 9.5% and 8.5% in the three-month and six-month periods ended June 30, 2008. As a result of a decrease in paid title claims in both the fourth quarter of 2008 and the first quarter of 2009 and positive development in prior loss years, we lowered our claim loss provision rate back to 7.5% in the first quarter of 2009. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Specialty Insurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
REVENUE:
Specialty insurance revenue	$93,903	$94,161	$177,287	$178,988
Interest and investment income	3,198	3,425	6,352	7,004
Realized gains and losses, net	1,010	(452)	1,300	(359)

Total revenue	98,111	97,134	184,939	185,633

EXPENSES:
Personnel costs	11,605	11,347	23,517	22,687
Other operating expenses	41,707	41,075	74,680	74,229
Depreciation and amortization	1,354	1,508	2,645	3,018
Provision for claim losses	28,971	29,822	56,386	62,714
Interest expense	5	155	23	339

Total expenses	83,642	83,907	157,251	162,987

Earnings before income taxes	$14,469	$13,227	$27,688	$22,646

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues decreased $0.3 million to $93.9 million in the three months ended June 30, 2009, from $94.2 million in the three months ended June 30, 2008 and decreased $1.7 million to $177.3 million in the six months ended June 30, 2009, from $179.0 million in the six months ended June 30, 2008. In each case, the decreases were made up of decreases in the homeowners’ insurance line of business partially offset by increases in the flood insurance and home warranty lines of business.
     Revenues in the homeowners’ line of business decreased $4.2 million, or 14.9%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and decreased $8.7 million, or 15.4%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, in each case due to tighter underwriting standards, the elimination of some unprofitable agents and territories, and a slower real estate market.
     Flood revenues increased $1.8 million, or 4.4%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and increased $4.7 million, or 6.7%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, in each case primarily due to increases in flood claims processing resulting from the 2008 hurricane season.
     Personnel costs were $11.6 million and $11.3 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $23.5 million and $22.7 million in the six-month periods ended June 30, 2009 and 2008, respectively. As a percentage of specialty insurance revenues, personnel costs were 12.4% and 12.1% in the three-month periods ended June 30, 2009 and 2008, respectively, and 13.3% and 12.7% in the six-month periods ended June 30, 2009 and 2008, respectively.
     Other operating expenses in the specialty insurance segment were $41.7 million and $41.1 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $74.7 million and $74.2 million in the six-month periods ended June 30, 2009 and 2008, respectively. Other operating expenses as a percentage of specialty insurance revenues were 44.4% and 43.6% for the three-month periods ended June 30, 2009 and 2008, respectively, and 42.1% and 41.5% for the six-month periods ended June 30, 2009 and 2008, respectively.
     The provision for claim losses was $29.0 million and $29.8 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $56.4 million and $62.7 million in the six-month periods ended June 30, 2009 and 2008, respectively.

Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $21.5 million and $33.9 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $36.1 million and $59.9 million in the six-month periods ended June 30, 2009 and 2008, respectively. In the second quarter of 2008, we sold 20% of our 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. This segment generated pretax losses from continuing operations of $16.5 million and $1.8 million in the three-month periods ended June 30, 2009 and 2008, respectively, and $36.9 million and $22.2 million in the six-month periods ended June 30, 2009 and 2008, respectively.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We are currently paying a dividend of $0.15 per share, or approximately $34.7 million per quarter. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2008, $1.5 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2009, our first tier title subsidiaries could pay or make distributions to us of approximately $139.7 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
     The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our underwriters or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators. Further, the LFG Underwriters acquired by us could have unexpected liabilities or asset exposures that only become apparent over time which adversely affect their surplus. During the second quarter of 2009, the LFG Underwriters’ surplus was determined to be potentially insufficient according to the standards of the Nebraska Department of Insurance. To correct this situation, in the second quarter of 2009, we contributed $25.0 million and our title insurance subsidiaries contributed $32.1 million to the LFG Underwriters.

     On April 14, 2009, we offered 15,800,000 shares of our common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331.4 million. The proceeds were partially used to repay $135.0 million in borrowings under our $1.1 billion revolving credit facility and to repurchase our public bonds, improving our debt to capital ratio. We repurchased $67.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. Additionally, $50.8 million was used to repurchase shares of the Company’s common stock at a price of $13.20 per share, $25.0 million was used as part of a $49.1 million capital infusion to Lawyers, and the remainder was used for general corporate purposes.
     On March 31, 2009, we entered into an investment agreement (the “Investment Agreement”) with FIS pursuant to which we have agreed to invest a total of $50.0 million in FIS in connection with a proposed merger (the “Merger”) between FIS and Metavante Technologies, Inc. (“Metavante”). Under the terms of the Investment Agreement, we will purchase 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, FIS has agreed to pay us a transaction fee of $1.5 million. This investment is subject to certain customary conditions (including approval of FIS’s shareholders) and the consummation of the Merger.
     Our cash flows provided by operations for the six months ended June 30, 2009 totaled $283.2 million and included net income tax refunds of $65.2 million. Cash flows used in operations were $62.0 million in the six months ended June 30, 2008 and included net payments totaling $52.9 million to settle a group of related claims for third party losses. We believe that these payments and certain previous payments on these related claims are recoverable under various insurance policies and, as of June 30, 2009, we had a receivable in the amount of $81.3 million in respect of these payments. This receivable excludes $46.2 million in cash recoupments that have been received from insurers as of June 30, 2009. The remaining amounts receivable have been disputed by certain insurers. However, we believe that we will ultimately recover this receivable under various insurance policies.
     Capital Expenditures. Total capital expenditures for property and equipment were $27.5 million and $31.2 million for the six-month periods ended June 30, 2009 and 2008, respectively, and included $12.9 million and $13.1 million, respectively, in each period for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $2.0 million and $13.8 million for the six-month periods ended June 30, 2009 and 2008, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on October 24, 2011. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of June 30, 2009, we had borrowed $400.0 million under the Credit Agreement, currently bearing interest at 0.8%.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At June 30, 2009, we were in compliance with all debt covenants.
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, the Company entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually.
     In connection with the purchase of certain leasing assets from FIS, we assumed certain liabilities associated with those assets, including various bank promissory notes, totaling $134.9 million at the date of purchase. We have continued to use bank promissory notes with similar terms to finance purchases of assets within our leasing operation and, as of June 30, 2009, these promissory notes totaled $204.1 million, bore interest at various fixed rates and matured at various dates. These bank promissory notes are non-recourse obligations and are secured by interest in certain leases and underlying equipment. In addition, we are party to a $25 million revolving credit facility that is secured by interests in certain leases and underlying equipment and bears interest at one-month LIBOR + 2.5%. As of June 30, 2009, we had borrowed $3.8 million under this facility. Also in connection with the acquisition of certain leasing assets from FIS, we entered into an unsecured note due to FIS in the amount of $7.3 million. The note bears interest at LIBOR+0.45%, includes principal amortization of $0.2 million per quarter, is due October, 2012, and had a balance of $5.9 million at June 30, 2009.
     Our outstanding debt also includes $173.4 million aggregate principal amount of our 7.30% notes due 2011 and $245.1 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2009, the fair value of pledged fixed-maturity securities related to securities loaned totaled $63.5 million. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $66.9 million at June 30, 2009, which has been included in cash and in accounts payable and accrued liabilities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the current market, we have seen a divergence from these historical trends. Tighter lending standards and a significant reduction in the availability of mortgage lending combined with rising default levels and a bearish outlook on the real estate environment caused potential home buyers to be more reluctant to buy homes, and, until recently, suppressed refinance activity. Beginning late in 2008 and continuing into 2009, refinance activity has increased as mortgage interest rates have declined to historic lows. As mortgage interest rates increased during the latter part of the second quarter of 2009, there was a corresponding decrease in open order volumes, primarily related to refinance activity. However, open order volumes have recently begun to stabilize at a level that reflects improvement compared to the prior year.
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2008.

     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 25 million shares of our common stock. On July 21, 2009, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 15 million shares through July 31, 2012. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the six months ended June 30, 2009, we repurchased a total of 3,850,400 shares for $50.8 million, or an average of $13.20 per share. Since the original commencement of this plan, we have repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of June 30, 2009, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Earnings.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2009, related to these arrangements.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (incorporated in ASC Topic 450) when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters. In our opinion, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
     Certain significant legal proceedings and matters have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The following is an update of such proceedings:
     There are class actions (Hoving v. Lawyers Title Insurance Company (originally filed against Transnation Title Insurance), filed on December 13, 2007, in the United States District Court for the Eastern District of Michigan; and

Ramirez v. Fidelity National Title Insurance Company, filed on March 27, 2009, in the Superior Court of the State of Arizona in and for the County of Pima) pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and failed to give discounts in refinancing transactions in violation of the filed rates. One of the Texas class actions has recently settled (Villafranca v. Ticor Title Insurance Company, filed on January 25, 2008, in the US District Court for the Northern District of Texas-Dallas Division).
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (formerly known as Commonwealth Land Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation) and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are numerous complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. The complaints filed in New York were dismissed with prejudice and the plaintiffs have appealed. The complaint in Texas was dismissed, but the plaintiffs have appealed. The complaint was dismissed with leave to amend in Arkansas but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend and the plaintiffs have amended but the complaint is essentially unchanged. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The defendants, including the FNF Affiliates, organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest has filed its fifth amended third party complaint against the title insurer defendants.
     There are class actions pending against FNF, Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by the Company. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case recently filed in Kansas seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been continued while the parties search for a judge who is not a class member, or who does not have a relative who is a class member. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states, and the ruling has been appealed. On January 26, 2009, a recording fee class action was filed in New Jersey.
     On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company and LandAmerica Financial Group, Inc. (together, the “Defendants”) in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has not yet been set. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2009:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
4/1/09–4/30/09	—	N/A	—	12,159,630
5/1/09–5/31/09	550,000	$13.31	550,000	11,609,630
6/1/09–6/30/09	3,300,400	13.19	3,300,400	8,309,230

Total	3,850,400	$13.20	3,850,400	8,309,230

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 25 million shares of our common stock. On July 20, 2009, our Board of Directors approved a new three-year stock repurchase program and terminated the previous program. Under the new stock repurchase program, we can repurchase up to 15 million shares of our common stock. This new program had not been approved as of June 30, 2009, and, accordingly, is not included in the table above.

(2)	As of the last day of the applicable month.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on May 28, 2009. Stockholders of record as of March 30, 2009 were entitled to vote at the annual meeting. At the close of business on the record date, there were 216,494,803 shares of our common stock outstanding and entitled to vote at the meeting. There were 193,498,625 shares represented at the annual meeting of stockholders.
     At the annual meeting, two Class I directors were elected and the appointment of KPMG LLP as our independent registered public accounting firm for 2009 was ratified.
     Nominees for Class I directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”
Frank P. Willey	168,720,654	24,777,971
Willie D. Davis	167,940,338	25,558,287
     Directors, whose term of office as a director continued after the meeting, are as follows: William P. Foley, II, Douglas K. Ammerman, Thomas M. Hagerty, Peter O. Shea, Jr., Daniel D. (Ron) Lane, General William Lyon, Richard N. Massey, and Cary H. Thompson.
     The proposal to approve the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2009 received the following votes:

Votes
Shares Voted “For”	184,201,792
Shares Voted “Against”	2,538,528
Shares Voted “Abstain”	6,758,305

Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	/s/Anthony J. Park
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