Form 10-Q
period 2009-09-30
Fidelity National Financial, Inc.
filed 2009-11-06
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009
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
YES ☐ NO ☑
     As of October 31, 2009, there were 230,399,239 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2009
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2009 includes $248,656 and $53,937, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program, and at December 31, 2008 includes $267,353 and $103,586, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,489,185	$2,853,829
Equity securities available for sale, at fair value	14,181	71,516
Investments in unconsolidated affiliates	585,988	644,539
Other long-term investments	102,625	18,259
Short-term investments at September 30, 2009 and December 31, 2008, includes $44,965 and $115,184, respectively, of pledged short-term investments related to secured trust deposits	498,380	788,350

Total investments	4,690,359	4,376,493
Cash and cash equivalents, at September 30, 2009 includes $159,565 and $55,674, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2008, includes $109,587 and $107,626, respectively, of pledged cash related to secured trust deposits and the securities lending program	298,552	315,297
Trade and notes receivables, net of allowance of $29,601 and $32,627, respectively, at September 30, 2009 and December 31, 2008	267,460	290,692
Goodwill	1,533,258	1,581,658
Prepaid expenses and other assets	333,977	632,527
Capitalized software, net	59,320	85,728
Other intangible assets, net	160,945	92,510
Title plants	427,358	431,591
Property and equipment, net	199,338	307,155
Income taxes receivable	—	115,371
Deferred tax assets	113,408	139,218

Total assets	$8,083,975	$8,368,240

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at September 30, 2009 and December 31, 2008, includes $55,674 and $107,626, respectively, of security loans related to the securities lending program	$754,639	$828,945
Accounts payable to related parties	8,020	9,953
Income taxes payable	30,640	—
Deferred revenue	111,890	109,023
Notes payable, at December 31, 2008, includes $6,199 in notes payable to Fidelity National Information Services, Inc.	867,971	1,350,849
Reserve for claim losses	2,623,897	2,738,625
Secured trust deposits	437,975	474,073

Total liabilities	4,835,032	5,511,468

Equity:
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2009 and December 31, 2008; issued 248,536,566 as of September 30, 2009 and 228,391,066 as of December 31, 2008	25	23
Additional paid-in capital	3,706,101	3,325,209
Accumulated deficit	(138,063)	(188,954)
Accumulated other comprehensive loss	(39,866)	(91,757)
Less treasury stock, 17,897,466 shares and 13,488,288 shares as of September 30, 2009 and December 31, 2008, respectively, at cost	(297,176)	(238,948)

Total Fidelity National Financial, Inc. shareholders’ equity	3,231,021	2,805,573
Noncontrolling interests	17,922	51,199

Total equity	3,248,943	2,856,772

Total liabilities and equity	$8,083,975	$8,368,240

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
REVENUE:
Direct title insurance premiums	$379,396	$286,551	$1,122,053	$912,370
Agency title insurance premiums	603,572	323,769	1,814,066	1,171,120
Escrow, title related and other fees	337,602	270,898	1,029,412	803,270
Specialty insurance	99,279	99,902	276,566	278,890
Interest and investment income	36,623	30,789	112,908	102,563
Realized gains and losses, net	10,621	(42,136)	18,084	(15,868)

Total revenue	1,467,093	969,773	4,373,089	3,252,345
EXPENSES:
Personnel costs	410,536	328,905	1,260,391	1,039,444
Other operating expenses	343,874	300,880	1,024,043	874,743
Agent commissions	480,787	254,883	1,446,460	911,692
Depreciation and amortization	23,119	29,237	84,651	93,693
Provision for claim losses	92,540	359,664	290,234	547,596
Interest expense	7,938	13,451	28,355	43,947

Total expenses	1,358,794	1,287,020	4,134,134	3,511,115

Earnings (loss) from continuing operations before income tax expense (benefit) and equity in earnings (loss) of unconsolidated affiliates	108,299	(317,247)	238,955	(258,770)
Income tax expense (benefit)	34,307	(123,440)	68,080	(106,982)

Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	73,992	(193,807)	170,875	(151,788)
Equity in earnings (loss) of unconsolidated affiliates	2,737	(2,717)	(13,995)	(7,385)

Net earnings (loss) from continuing operations	76,729	(196,524)	156,880	(159,173)
Net loss from discontinued operations, net of tax	(1,848)	(3,579)	(1,881)	(9,046)

Net earnings (loss)	74,881	(200,103)	154,999	(168,219)
Less: Net earnings (loss) attributable to noncontrolling interests	1,437	(1,801)	2,010	(4,087)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$73,444	$(198,302)	$152,989	$(164,132)

Earnings per share
Basic
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.33	$(0.94)	$0.69	$(0.75)
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(0.01)	(0.01)	(0.01)	(0.03)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$0.32	$(0.95)	$0.68	$(0.78)

Diluted
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.32	$(0.94)	$0.68	$(0.75)
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	(0.01)	(0.03)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$0.32	$(0.95)	$0.67	$(0.78)

Weighted average shares outstanding, basic basis	228,741	208,710	223,384	210,206

Weighted average shares outstanding, diluted basis	232,141	208,710	227,410	210,206

Cash dividends paid per share	$0.15	$0.30	$0.45	$0.90

See Notes to Condensed Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings (loss) from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$75,292	$(196,162)	$154,757	$(158,675)
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	(1,848)	(2,140)	(1,768)	(5,457)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$73,444	$(198,302)	$152,989	$(164,132)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net earnings (loss)	$74,881	$(200,103)	$154,999	$(168,219)
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	67,150	(44,938)	110,105	(63,578)
Unrealized gain (loss) on investments in unconsolidated affiliates	12,622	(3,063)	(54,363)	(18,357)
Unrealized gain (loss) on foreign currency translation (2)	4,521	(1,412)	5,747	(1,118)
Reclassification adjustments for (gains) losses included in net earnings (3)	(4,924)	26,156	(9,598)	29,563

Other comprehensive earnings (loss)	79,369	(23,257)	51,891	(53,490)

Comprehensive earnings (loss)	154,250	(223,360)	206,890	(221,709)
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	1,437	(1,801)	2,010	(4,087)

Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$152,813	$(221,559)	$204,880	$(217,622)

(1)	Net of income tax expense (benefit) of $32.0 million and $(24.7) million for the three-month periods ended September 30, 2009 and 2008, respectively, and $57.8 million and $(35.0) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

(2)	Net of income tax expense (benefit) of $2.6 million and $(0.8) million for the three-month periods ended September 30, 2009 and 2008, respectively, and $3.4 million and $(0.6) million for the nine-month periods ended September 30, 2009 and 2008, respectively.

(3)	Net of income tax (expense) benefit of $(2.8) million and $14.4 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $(5.7) million and $16.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Total

Balance, December 31, 2008	228,391	$23	$3,325,209	$(188,954)	$(91,757)	13,488	$(238,948)	$51,199	$2,856,772
Equity offering	18,170	2	331,419	—	—	—	—	—	331,421
Exercise of stock options	1,976	—	18,982	—	—	—	—	—	18,982
Tax benefit associated with the exercise of stock options	—	—	2,841	—	—	—	—	—	2,841
Unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	100,507	—	—	—	100,507
Unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(54,363)	—	—	—	(54,363)
Unrealized gain on foreign currency	—	—	—	—	5,747	—	—	—	5,747
Stock based compensation, including issuance of restricted stock	—	—	27,650	—	—	—	—	—	27,650
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(32,860)	(32,860)
Purchases of treasury stock	—	—	—	—	—	4,320	(57,062)	—	(57,062)
Shares withheld for taxes	—	—	—	—	—	89	(1,166)	—	(1,166)
Cash dividends ($0.45 per share)	—	—	—	(102,098)	—	—	—	—	(102,098)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2,427)	(2,427)
Net earnings	—	—	—	152,989	—	—	—	2,010	154,999

Balance, September 30, 2009	248,537	$25	$3,706,101	$(138,063)	$(39,866)	17,897	$(297,176)	$17,922	$3,248,943

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$154,999	$(168,219)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,032	106,679
Equity in loss of unconsolidated affiliates	13,995	7,385
(Gain) loss on sales of investments and other assets, net	(15,749)	15,762
Stock-based compensation cost	27,650	23,738
Tax benefit associated with the exercise of stock options	(2,841)	(3,078)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in secured trust deposits	2,839	7,577
Net decrease in trade receivables	35,091	19,369
Net decrease (increase) in prepaid expenses and other assets	88,203	(94,988)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(38,418)	(78,327)
Net (decrease) increase in reserve for claim losses	(114,728)	214,647
Net change in income taxes	113,588	(106,422)

Net cash provided by (used in) operating activities	367,661	(55,877)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	663,816	531,508
Proceeds from maturities of investment securities available for sale	264,006	226,772
Proceeds from sale of assets	3,140	3,330
Collections of notes receivable	574	3,851
Cash expended as collateral on loaned securities, net	(2,302)	(322)
Additions to title plants	(1,486)	(4,820)
Additions to property and equipment	(44,177)	(58,971)
Additions to capitalized software	(3,699)	(15,860)
Additions to notes receivable	(11,261)	(1,023)
Purchases of investment securities available for sale	(1,441,784)	(516,922)
Purchases of other long-term investments	(75,000)	—
Net proceeds from (purchases of) short-term investment securities	219,428	(210,392)
Proceeds from sale of partial interest in Sedgwick CMS	—	53,872
Distributions from unconsolidated affiliates	2,971	—
Net proceeds from the sale of FN Capital	49,193	—
Acquisitions of businesses, net of cash acquired	(4,227)	(7,293)

Net cash (used in) provided by investing activities	(380,808)	3,730

Cash flows from financing activities:
Equity offering	331,421	—
Borrowings	147,048	276,520
Debt service payments	(392,281)	(88,513)
Dividends paid	(102,098)	(191,274)
Subsidiary dividends paid to minority interest shareholders	(2,427)	(3,169)
Exercise of stock options	18,982	4,738
Tax benefit associated with the exercise of stock options	2,841	3,078
Purchases of treasury stock	(57,062)	(45,998)

Net cash used in financing activities	(53,576)	(44,618)

Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(66,723)	(96,765)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	205,710	376,078

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$138,987	$279,313

Supplemental cash flow information:
Income taxes (refunded) paid	$(39,811)	$3,880

Interest paid	$49,851	$58,640

See Notes to Condensed Consolidated Financial Statements

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, the “Company” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Sale of Fidelity National Capital, Inc.
     On September 25, 2009, the Company closed on the sale Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the financial statements as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. The Company recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $8.1 million and $8.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $29.3 million and $18.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Pre-tax (loss) income was $(1.0) million and $0.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $(2.1) million and $0.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
Equity Offering
     On April 14, 2009, the Company offered 15,800,000 shares of its common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331.4 million. The proceeds were used as follows: $135.0 million to repay borrowings under the Company’s $1.1 billion revolving credit facility, $71.5 million to repurchase the Company’s public bonds, $50.8 million to repurchase shares of the Company’s common stock, $25.0 million as part of a $57.1 million capital infusion into Lawyers Title and Commonwealth Land Title, and the remainder for general corporate purposes.
Transactions with Related Parties
     The Company has historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (collectively, “FIS”). On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company known as Lender Processing Services, Inc. (“LPS”). As part of the spin-off of LPS, a number of the agreements that were previously between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS is no longer a related

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
party and activity between FNF and LPS subsequent to that date is not included in the Company’s disclosures of transactions with related parties.
     A summary of the agreements that were in effect with FIS through September 30, 2009, is as follows:
•	Information Technology (“IT”), data processing services and software development services from FIS. These agreements govern IT support services and software development provided to the Company by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.
•	Administrative corporate support and cost-sharing services to and from FIS. The Company has provided certain administrative corporate support services such as general management, corporate aviation and other administrative support services to FIS. On a lesser scale, until recently, FIS has provided similar support services to the Company. The pricing of these administrative services is at cost. The administrative corporate services agreements expire in July 2010, subject to extension in certain circumstances or early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties.
•	Real estate management, real estate lease and equipment lease agreements. Included in the Company’s revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS. A majority of the leases of equipment to FIS were between FN Capital and FIS and the related receipts are no longer revenue to the Company subsequent to the sale of FN Capital on September 25, 2009.
     A detail of related party items included in revenues and expenses is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(In millions)
Rental revenue	$5.0	$5.8	$15.4	$18.1

Data processing costs	$12.2	$9.1	$36.2	$31.7
Corporate services and cost-sharing	(0.6)	(0.5)	(1.6)	(1.6)
Interest expense	—	0.1	0.1	0.2

Total expenses	$11.6	$8.7	$34.7	$30.3

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
     Amounts due to FIS as of the dates shown were as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
Note payable to FIS	$—	$6.2
Other amounts due to FIS	8.0	6.9
     As a result of related party transactions, as of September 30, 2009, and December 31, 2008, the Company owed $8.0 million and $6.9 million, respectively, to FIS. Also, prior to the sale of FN Capital on September 25, 2009, the Company’s consolidated balance sheet included an unsecured note payable by FN Capital to FIS, with a balance of $6.2 million at December 31, 2008, which was repaid as part of the sale of FN Capital. The Company’s related interest expense was less than $0.1 million and $0.1 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
     During the nine months ended September 30, 2008, the Company paid FIS $0.8 million for capitalized software development costs, all of which was paid in the three months ended March 31, 2008. No software development costs paid to FIS were capitalized during the nine months ended September 30, 2009.

      Investment in Fidelity National Information Services, Inc .
     Subsequent to quarter-end, on October 1, 2009, pursuant to an investment agreement between the Company and FIS dated March 31, 2009 (the “Investment Agreement”), the Company invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, the Company purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, the Company received a transaction fee of $1.5 million from FIS.
Agreements with LPS
     As noted above, prior to March 15, 2009, LPS was a related party of the Company. Agreements with LPS for title agency and other services were in effect at that time. For the three-month and nine-month periods ended September 30, 2008, the Company recorded agency title premiums of $64.2 million and $139.7 million, and $84.2 million for the period from January 1 through March 15, 2009. The Company recorded agency title commissions of $56.9 million and $123.7 million for the three-month and nine-month periods ended September 30, 2008, and $73.8 million for the period from January 1 through March 15, 2009. The Company recorded other revenue of $1.9 million and $6.6 million for the three-month and nine-month periods ended September 30, 2008, and $5.0 million for the period from January 1 through March 15, 2009. Other operating expenses relating to agreements with LPS were $18.2 million and $62.1 million for the three-month and nine-month periods ended September 30, 2008, and $19.2 million for the period from January 1 through March 15, 2009.
     In February 2009, the Company transferred its ownership interest in FNRES Holdings, Inc. (“FNRES”) to LPS in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, “Business Combinations,” the purchase price was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings. Discontinued operations included revenues from FNRES operations of $11.8 million in the three months ended September 30, 2008, and $3.5 million and $35.6 million in the nine months ended September 30, 2009 and 2008. Discontinued operations included pre-tax losses related to FNRES operations of $5.8 million in the three months ended September 30, 2008, and $0.5 million and $14.5 million in the nine months ended September 30, 2009 and 2008, respectively.
Recent Accounting Pronouncements
     In August 2009, the FASB updated ASC Topic 820, clarifying the methodology used to determine the fair value of a liability. This update is effective for annual reporting periods beginning after August 2009, and for interim periods during the first annual reporting period. The Company does not expect this update to have a material impact on its financial condition or results of operations.
     In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not intended to significantly change GAAP.
     In June 2009, the FASB updated ASC Topic 810, changing the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introducing a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, and for interim periods during the first annual reporting period. The Company does not expect this update to have a material impact on its financial condition or results of operations.
     In June 2009, the FASB issued guidance to clarify its intentions relative to accounting for transfers and servicing of financial assets and extinguishment of liabilities pursuant to ASC Topic 860. This guidance also eliminates the concept of special purpose entities. It is effective for the first annual reporting period beginning after November 15, 2009. The Company does not expect this update to have a material impact on its financial condition or results of operations.
     In May 2009, the FASB updated ASC Topic 855, setting (1) the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize in its financial statements events or transactions occurring after the balance sheet date, and (3) the related disclosures that an entity should make. This update is effective for interim or annual periods ending after June 15, 2009. The

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Company has implemented this update with no impact to its financial condition or results of operations in the periods presented. The Company has concluded that there were no material subsequent events, other than those disclosed elsewhere in these footnotes, through November 6, 2009, the date that the financial statements were issued.
     In April 2009, the FASB issued an update to ASC Topic 320 regarding the recognition and presentation of other-than-temporary impairments. This update modifies the requirements for recognizing other-than-temporary impairment related to debt securities classified as available-for-sale and held-to-maturity and changes the impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and expands and increases the frequency of related disclosures for debt and equity securities. This update is effective for interim and annual periods ending after June 15, 2009. The Company has implemented this update with no material impact on its financial position or results of operations. The additional disclosures required by this update are set forth in note E.
     In April 2009, the FASB issued an update to ASC Topic 820 addressing the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. The Company has implemented this update with no material impact on its financial position or results of operations.
     In April 2009, the FASB issued an update to ASC Topic 825 to require summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This update is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this update by including additional disclosures in note D.
     In December 2008, the FASB issued an update to ASC Topic 715, requiring additional disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risks within plan assets, inputs and valuation techniques used to measure fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. This update is effective for fiscal years ending after December 15, 2009. The Company does not expect this update to have a material impact in its statements of financial condition or results of operations.
     In November 2008, the FASB updated ASC Topic 323 to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This update was effective for fiscal years beginning after December 15, 2008. The Company has adopted this update with no material effects in the Company’s statements of financial condition or results of operations.
     In June 2008, the FASB issued an update to ASC Topic 260, requiring unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, which means that they would be included in the earnings allocation in computing earnings per share under a two-class method described in ASC Topic 260. This update is effective for interim and annual periods beginning after December 15, 2008. The Company has adopted this update with no material effects in the Company’s statements of financial condition or results of operations.
     In April 2008, the FASB issued an update to ASC Topic 350 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This update applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions and requires expanded disclosure related to the determination of intangible asset useful lives. This update is effective for fiscal years beginning after December 15, 2008. The Company has adopted this update with no material effects in the Company’s statements of financial condition or results of operations.
     In December 2007, the FASB issued an update to ASC Topic 810, requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. This update also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This update eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. This update requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. This update is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has implemented this update effective January 1, 2009, with no material effect in the Company’s statements of financial position or results of operations except for the changes in presentation as noted above.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     In December 2007, the FASB issued an update to ASC Topic 805, requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under this guidance, all business combinations are accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. This update was effective for periods beginning on or after December 15, 2008. The Company has adopted this update and is applying it to business combinations occurring subsequent to December 31, 2008.
Note B — Acquisitions
     The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition. Based on the Company’s valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. There were no individually significant acquisitions during the nine months ended September 30, 2009.
Significant Acquisition
Acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company
     On December 22, 2008, FNF completed the acquisition of LandAmerica Financial Group, Inc’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for the LFG Underwriters was $260.3 million, net of cash acquired of $5.9 million, and was comprised of $155.3 million paid in cash by two of FNF’s title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note due in 2013, and $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing).
     The total purchase price through September 30, 2009, as adjusted for additional consideration paid during 2009 relating to other settlement acquisition related items, was as follows (in millions):

Purchase price by FNF’s title insurance underwriters, net of cash acquired	$155.3
Subordinated note payable to LFG (see note F)	50.0
FNF common stock (3,176,620 shares valued at $15.74 per share)	50.0
Transaction costs	5.0

$260.3

     The purchase price has been allocated to the LFG Underwriters’ assets acquired and liabilities assumed based on our best estimates of their fair values as of December 22, 2008. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as the Company completes its valuation process. The initial purchase price allocation is as follows (in millions):

Investments	$920.9
Trade and notes receivable	73.9
Title plants	89.0
Property and equipment	17.5
Deferred tax assets	153.5
Other assets	169.2
Goodwill	188.6
Reserve for claim losses	(1,112.7)
Other liabilities assumed	(239.6)

Total purchase price	$260.3

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     The following table summarizes the other liabilities assumed in the acquisition of the LFG Underwriters (in millions):

Estimated facility closure costs	$42.4
Estimated employee termination costs	14.7
Other merger related costs	5.0
Other operating liabilities	177.5

$239.6

     The Company has adjusted certain liabilities and other balances relating to the LFG Underwriters as a result of evaluations performed since the acquisition. The Company is currently evaluating deferred taxes, the related valuation allowance and certain other balances relating to the LFG Underwriters. The Company will complete this evaluation during the fourth quarter of 2009 and will adjust the amounts recorded as of December 31, 2008, to reflect the Company’s revised evaluations.
Pro Forma Results
     Selected unaudited pro forma results of operations for the three-month and nine-month periods ended September 30, 2008, are presented for comparative purposes below, assuming the acquisition of the LFG Underwriters had occurred as of January 1, 2008, and using actual general and administrative expenses prior to the acquisition.

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
	(In millions, except per share data )
Total revenues	$1,498.1	$4,952.1
Net loss attributable to FNF	(371.3)	(392.6)
Pro forma earnings per share attributable to FNF — basic	(1.75)	(1.84)
Pro forma earnings per share attributable to FNF — diluted	(1.75)	(1.84)
     In the three-month and nine-month periods ended September 30, 2008, the operations of the LFG Underwriters resulted in total revenues of $528.3 million and $1,699.8 million and net losses of $305.0 million and $418.7 million.
Note C — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. The Company has granted certain options and shares of restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share.
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$75,292	$(196,162)	$154,757	$(158,675)
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	(1,848)	(2,140)	(1,768)	(5,457)

Basic and diluted net earnings attributable to FNF common shareholders	$73,444	$(198,302)	$152,989	$(164,132)

Weighted average shares outstanding during the period, basic basis	228,741	208,710	223,384	210,206
Plus: Common stock equivalent shares assumed from conversion of options	3,400	—	4,026	—

Weighted average shares outstanding during the period, diluted basis	232,141	208,710	227,410	210,206

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.33	$(0.94)	$0.69	$(0.75)
Basic net loss from discontinued operations attributable to FNF common shareholders	(0.01)	(0.01)	(0.01)	(0.03)

Basic earnings per share attributable to FNF common shareholders	$0.32	$(0.95)	$0.68	$(0.78)

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.32	$(0.94)	$0.68	$(0.75)
Diluted net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	(0.01)	(0.03)

Diluted earnings per share attributable to FNF common shareholders	$0.32	$(0.95)	$0.67	$(0.78)

     Options to purchase shares of the Company’s common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 13,432,001 shares and 19,809,327 shares for the three months ended September 30,

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
2009 and 2008, respectively, and 9,128,552 shares and 19,809,327 shares for the nine months ended September 30, 2009 and 2008, respectively.
Note D — Fair Value Measurements
     The following table presents the Company’s fair value hierarchy, pursuant to FASB ASC Topic 820, for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$363,871	$—	$363,871
State and political subdivisions	—	1,329,644	—	1,329,644
Corporate debt securities	—	1,360,023	—	1,360,023
Foreign government bonds	—	32,932	—	32,932
Mortgage-backed/asset- backed securities	—	354,349	—	354,349
Other fixed-maturity	—	1,627	46,739	48,366
Equity securities available for sale	14,181	—	—	14,181
Other long-term investments	—	—	75,305	75,305

Total	$14,181	$3,442,446	$122,044	$3,578,671

     The Company’s Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. The Company utilizes one firm for its taxable bond portfolio and another for its municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. The Company only relies on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications.
     The Company’s investments classified as Level 3 at September 30, 2009, consisted of auction rate securities which were included in the assets of the LFG Underwriters that were acquired on December 22, 2008, and structured notes that the Company purchased in the third quarter of 2009. The aggregate par value and fair value of the auction rate securities were $81.8 million and $46.7 million, respectively, at September 30, 2009. There is no active market for these auction rate securities and they are valued using models with significant non-observable inputs. These securities represent less than one percent of the Company’s total investment portfolio. Fair values for auction rate securities are provided by a third-party pricing service. The Company purchased structured notes with embedded derivatives in the third quarter of 2009. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The Company holds these notes for general investment purposes. They are held with high credit quality financial institutions and are redeemable at maturity for an amount that is calculated based on the performance of underlying indexes, exchange-traded funds, and foreign currencies. The amounts that the issuers of these securities will pay at redemption may be greater than, equal to, or less than the initial investment, depending on the performance of these underlying factors. In each case, the Company is guaranteed the return of a substantial portion of its initial investment. These structured notes have a total par value and cost of $75.0 million, and a total fair value at September 30, 2009, of $75.3 million, or less than two percent of the Company’s total portfolio. The fair value of these instruments recorded at September 30, 2009 represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, correlation and the underlying value of the indexes, exchange-traded funds, and foreign currencies. The Company believes these valuations to be reasonable and to represent an exit price for the securities as of September 30, 2009.
     The following table presents the changes in the Company’s investments that are classified as Level 3 for the nine months ended September 30, 2009 (in thousands).

Balance, January 1, 2009	$32,055
Purchases	75,000
Proceeds received upon call	(7,000)
Realized gain	5,129
Unrealized gains included in other comprehensive income	16,860

Balance, September 30, 2009	$122,044

     At September 30, 2009, the fair value of the Company’s long-term debt was $830.4 million and the carrying amount was $868.0 million. The carrying amounts of accounts receivable and notes receivable approximate fair value.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     The FASB delayed the effective date for the requirement of fair value disclosures with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis. Such disclosures were effective for fiscal years beginning after November 15, 2008. The Company has adopted these disclosure requirements effective January 1, 2009 with no effect on the Company’s statements of financial condition or results of operations for the three-month and nine-month periods ended September 30, 2009.
Additional information regarding the fair value of the Company’s investment portfolio is included in note E.
Note E — Investments
     The carrying amounts and fair values of the Company’s available for sale securities at September 30, 2009, and December 31, 2008, are as follows:

	September 30, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In thousands)
Fixed-maturity securities available for sale:
U.S. government and agencies	$363,871	$348,153	$17,261	$(1,543)	$363,871
States and political subdivisions	1,329,644	1,277,559	52,684	(599)	1,329,644
Corporate debt securities	1,360,023	1,294,061	72,197	(6,235)	1,360,023
Foreign government bonds	32,932	31,678	1,274	(20)	32,932
Mortgage-backed/ asset-backed securities	354,349	339,351	16,001	(1,003)	354,349
Other fixed maturity securities	48,366	30,846	17,520	—	48,366

Total fixed maturity securities available for sale	3,489,185	3,321,648	176,937	(9,400)	3,489,185
Equity securities available for sale	14,181	12,349	2,928	(1,096)	14,181

Total available for sale securities	$3,503,366	$3,333,997	$179,865	$(10,496)	$3,503,366

	December 31, 2008
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In thousands)
Fixed-maturity securities available for sale:
U.S. government and agencies	$558,651	$526,425	$32,469	$(243)	$558,651
States and political subdivisions	1,049,125	1,029,505	24,550	(4,930)	1,049,125
Corporate debt securities	875,005	910,533	8,413	(43,941)	875,005
Foreign government bonds	43,510	41,582	1,943	(15)	43,510
Mortgage-backed/ asset-backed securities	293,188	292,452	1,227	(491)	293,188
Other fixed maturity securities	34,350	33,712	677	(39)	34,350

Total fixed maturity securities available for sale	2,853,829	2,834,209	69,279	(49,659)	2,853,829
Equity securities available for sale	71,516	79,795	2,204	(10,483)	71,516

Total available for sale securities	$2,925,345	$2,914,004	$71,483	$(60,142)	$2,925,345

     The following table presents certain information regarding contractual maturities of the Company’s fixed maturity securities available for sale at September 30, 2009:

	September 30, 2009
	Amortized	% of		% of
Maturity	Cost	Total	Fair Value	Total
	(In thousands)
One year or less	$223,194	6.7%	$226,258	6.5%
After one year through five years	1,679,132	50.6	1,755,557	50.3
After five years through ten years	830,904	25.0	876,266	25.1
After ten years	249,067	7.5	276,755	7.9
Mortgage-backed/asset-backed securities	339,351	10.2	354,349	10.2

	$3,321,648	100.0%	$3,489,185	100.0%

Subject to call	$422,405	12.7%	$442,487	12.7%

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
     The Company lends fixed maturity and equity securities to financial institutions in short-term security lending transactions. The Company’s security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At September 30, 2009 and December 31, 2008, the fair values of pledged fixed-maturity securities related to securities loaned totaled $53.9 million and $103.6 million, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $55.7 million and $107.6 million at September 30, 2009 and December 31, 2008, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     During the three-month and nine-month periods ended September 30, 2009, gross proceeds from sales of available for sale securities were $177.4 million and $663.8 million, respectively, gross gains were $9.4 million and $34.8 million, respectively, and gross losses, including impairment charges, were $2.9 million and $20.8 million, respectively. During the three-month and nine-month periods ended September 30, 2009, net unrealized gains on available for sale securities included in other comprehensive earnings totaled $99.2 million and $167.9 million, respectively, and net realized gains reclassified out of other comprehensive earnings totaled $7.8 million and $15.3 million, respectively. Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
     Included in the Company’s other long-term investments are fixed-maturity structured notes carried at fair value (see note D). Changes in the fair value of these structured notes are recorded as realized gains and losses in the Company’s statements of earnings. The Company recorded a net gain of $0.3 million in the three-month and nine-month periods ended September 30, 2009, related to the structured notes still held at September 30, 2009.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009, and December 31, 2008, were as follows:
September 30, 2009:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Fixed-maturity securities available for sale:
U.S. government and agencies	$44,078	$(1,543)	$—	$—	$44,078	$(1,543)
States and political subdivisions	33,126	(195)	13,248	(404)	46,374	(599)
Corporate securities	25,797	(2,896)	64,306	(3,339)	90,103	(6,235)
Mortgage-backed/ asset-backed securities	23,051	(1,003)	—	—	23,051	(1,003)
Foreign securities	1,972	(20)	—	—	1,972	(20)

Total fixed maturity securities available for sale	128,024	(5,657)	77,554	(3,743)	205,578	(9,400)
Equity securities available for sale	—	—	5,016	(1,096)	5,016	(1,096)

Total temporarily impaired securities	$128,024	$(5,657)	$82,570	$(4,839)	$210,594	$(10,496)

December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Fixed-maturity securities available for sale:
U.S. government and agencies	$37,920	$(243)	$—	$—	$37,920	$(243)
States and political subdivisions	116,364	(3,740)	10,762	(1,190)	127,126	(4,930)
Corporate securities	451,615	(26,006)	90,043	(17,935)	541,658	(43,941)
Foreign securities	2,022	(15)	—	—	2,022	(15)
Mortgage-backed/ asset-backed securities	42,578	(491)	—	—	42,578	(491)
Other fixed maturity securities	2,137	(39)	—	—	2,137	(39)

Total fixed maturity securities available for sale	652,636	(30,534)	100,805	(19,125)	753,441	(49,659)
Equity securities available for sale	22,346	(10,483)	—	—	22,346	(10,483)

Total temporarily impaired securities	$674,982	$(41,017)	$100,805	$(19,125)	$775,787	$(60,142)

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
     During the three months ended September 30, 2009, the Company recorded impairment charges totaling $1.2 million relating to two of its equity securities that were deemed other-than-temporarily impaired. During the three months ended September 30, 2008, the Company recorded impairment charges totaling $17.8 million related to its fixed maturity securities, $13.3 million related to its equity securities, and $3.4 million related to other investments that were deemed other-than-temporarily impaired. During the nine months ended September 30, 2009, the Company recorded impairment charges totaling $6.9 million related to equity securities that were deemed other-than-temporarily impaired. During the nine months ended September 30, 2008, the Company recorded impairment charges totaling $25.4 million related to its fixed maturity securities, $16.8 million related to equity securities, and $3.4 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to fixed maturity securities primarily resulted from the Company’s conclusion that the severity of the decline in value and the credit risk relating to the holdings was high. The impairment charges relating to the equity securities are based on the duration of the unrealized loss and inability to predict the time to recover if the investments continue to be held. It is possible that future events may lead the Company to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead the Company to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.
     In accordance with ASC Topic 320, the Company determined that a total of $1.3 million in other-than-temporary impairments on fixed maturity securities had previously been recognized in relation to investments held at April 1, 2009, all of which were related to credit losses. Therefore, no cumulative effect adjustment was necessary upon implementation of the ASC topic on recognition and presentation of other-than-temporary impairments. All of the securities for which an other-than-temporary impairment had previously been recognized were sold within three months after implementation of the ASC topic. As of September 30, 2009, there were no investments held by the Company for which an other-than-temporary impairment had been previously recognized.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of September 30, 2009 and December 31, 2008, consist of (in thousands):

	Ownership	September 30, 2009	December 31, 2008
Ceridian	33%	$379,320	$453,129
Sedgwick	32%	118,652	115,646
Remy	47%	59,752	61,786
Other	Various	28,264	13,978

Total		$585,988	$644,539

     In addition, the Company records its share of the other comprehensive income (loss) of unconsolidated affiliates. As of September 30, 2009, included within the statement of equity, the Company had recorded accumulated other comprehensive losses of $74.9 million, $21.0 million, and $3.2 million related to its investments in Ceridian, Remy, and Sedgwick, respectively.
     On June 5, 2008, the Company sold 20% of its 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a pre-tax gain of $24.8 million. Subsequent to this sale, the Company owns 32% of Sedgwick.
     The Company accounts for its equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three-month and nine-month periods ended September 30, 2009, include the Company’s equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2009, and FNF’s net earnings for the three-month and nine-month periods ended September 30, 2008, include the Company’s equity in Ceridian’s earnings for the three month period ended June 30, 2008 and the period from November 10, 2007 through June 30, 2008, respectively. Additionally, our investment in Ceridian at September 30, 2009, and December 31, 2008, reflects Ceridian’s statements of financial condition as of June 30, 2009, and September 30, 2008, respectively. Summarized financial information for Ceridian for the relevant dates and time periods included in the Company’s statements of financial condition and operations, is presented below.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2009	September 30, 2008
	(In millions)
Total current assets	$949.6	$1,300.0
Goodwill and other intangible assets, net	4,673.9	4,755.5
Other assets	3,665.3	3,397.9

Total assets	$9,288.8	$9,453.4

Current liabilities	$647.9	$986.3
Long-term obligations, less current portion	3,490.2	3,516.5
Other long-term liabilities	3,976.9	3,557.7

Total liabilities	8,115.0	8,060.5
Equity	1,173.8	1,392.9

Total liabilities and equity	$9,288.8	$9,453.4

				Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	November 10, 2007,
	June 30, 2009	June 30, 2008	June 30, 2009	through June 30, 2008
	(In millions)
Total revenues	$362.2	$383.8	$1,109.0	$1,027.3
Loss before income taxes	(23.0)	(28.9)	(123.1)	(77.3)
Net loss	(11.4)	(17.6)	(78.0)	(52.1)
     The Company recorded aggregate net gains (losses) of Ceridian, Sedgwick, and Remy, of $1.1 million and $(4.2) million in the three-month periods ended September 30, 2009 and 2008, respectively, and $(18.7) million and $(10.2) million in the nine-month periods ended September 30, 2009 and 2008, respectively. Equity in earnings of other unconsolidated affiliates was $1.6 million and $1.5 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $4.7 million and $2.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
Note F — Notes payable
     Notes payable consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	$245,167	$249,217
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	170,257	241,081
Syndicated credit agreement, unsecured, interest accrued monthly at LIBOR plus 0.475%, unused portion of $700 million at September 30, 2009, due October 2011	400,000	585,000
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates	—	197,536
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50,000	50,000
Other	2,547	28,015

Total	$867,971	$1,350,849

     Principal maturities of notes payable at September 30, 2009, are as follows (in thousands):

2009	$964
2010	1,079
2011	570,491
2012	249
2013	295,188

Total	$867,971

     As discussed in note A, on September 25, 2009, the Company closed on the sale of its subsidiary, FN Capital. The bank promissory notes shown in the table above are obligations of FN Capital, which is no longer a subsidiary of FNF.
     On April 14, 2009, the Company received $331 million in net proceeds on its offering of a total of 18,170,000 shares of its common stock. The proceeds were partially used to repay $135 million in borrowings under the Company’s $1.1 billion revolving credit facility, bringing the total repayment to $185 million since December 31, 2008. In addition, the Company used the proceeds to purchase $67.8 million in par value of the Company’s 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of the Company’s 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. During the three months ended September 30, 2009, one of the Company’s underwriters purchased a total of $3.1 million in par value of the Company’s 7.30% notes for a total purchase price of $3.2 million.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note G — Summary of Reserve for Claim Losses
     A summary of the reserve for claim losses for title insurance for the nine months ended September 30, 2009, follows (in thousands):

Beginning balance	$2,675,484
Claim loss provision related to:
Current year	207,823
Prior years	(74,377)

Total claim loss provision(a)	133,446
Claims paid, net of recoupments related to:
Current year	(1,401)
Prior years	(237,836)

Total claims paid, net of recoupments	(239,237)

Ending balance	$2,569,693

(a)	This amount excludes the $63.2 million charge reducing the insurance recoverable, recorded as a receivable in prepaid expenses and other assets, relating to a fraud claim discussed below. The charge was recorded on the condensed statement of earnings as additional claim loss provision.
     Management continually updates loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses.
     During the first nine months of 2009, the Company recorded credits to the claim reserve totaling $74.4 million, which resulted from analysis of our reserve position in light of consistently lower claim payments since the third quarter of 2008. During the first nine months of 2008, the Company recorded charges to the claim reserve totaling $261.6 million, resulting from adverse claim loss development on prior policy years. These adjustments to the claims reserve were in addition to the provision for title insurance claim losses on a year to date basis of 7.3% in 2009 and 8.5% in 2008. Based on the latest available data relative to policy year 2009, the Company has adjusted its provision for claim losses to 7.0% for the three month period ended September 30, 2009.
     During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies on a fraud claim that caused the Company to reevaluate its position on maintaining a recorded insurance recoverable. The Company previously carried a receivable of approximately $83.2 million. The fact that the Company received an adverse ruling in its case against the insurer on its Comprehensive General Liability policy, and a reevaluation of the Company’s position by new legal counsel, has caused the Company to reverse $63.2 million of the receivable during the quarter ended September 30, 2009. The Company also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under its Miscellaneous Professional Liability policy. The Company has not changed its legal strategy and will continue to pursue collection under its policies. In light of these developments, the Company does not believe it is appropriate to carry more than the anticipated $20 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable.
     Additionally, for our specialty insurance businesses, we had claims reserves of $54.2 million and $59.6 million as of September 30, 2009 and December 31, 2008, respectively.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note H — Segment Information
     Summarized financial information concerning the Company’s reportable segments is shown in the following tables.
     As of and for the three months ended September 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In thousands)
Title premiums	$982,968	$—	$—	$982,968
Other revenues	321,325	99,279	16,277	436,881

Revenues from external customers	1,304,293	99,279	16,277	1,419,849
Interest and investment income, including realized gains and losses	44,458	3,205	(419)	47,244

Total revenues	$1,348,751	$102,484	$15,858	$1,467,093

Depreciation and amortization	20,742	1,279	1,098	23,119
Interest expense	89	4	7,845	7,938
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$119,818	$7,201	$(18,720)	$108,299
Income tax expense (benefit)	37,662	2,544	(5,899)	34,307

Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	82,156	4,657	(12,821)	73,992
Equity in earnings of unconsolidated affiliates	1,248	—	1,489	2,737

Earnings (loss) from continuing operations	$83,404	$4,657	$(11,332)	$76,729

Assets	$6,497,842	$471,259	$1,114,874	$8,083,975
Goodwill	1,469,326	28,717	25,449	1,523,492
     As of and for the three months ended September 30, 2008:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In thousands)
Title premiums	$610,320	$—	$—	$610,320
Other revenues	262,535	99,902	8,363	370,800

Revenues from external customers	872,855	99,902	8,363	981,120
Interest and investment income, including realized gains and losses	(208)	513	(11,652)	(11,347)

Total revenues	$872,647	$100,415	$(3,289)	$969,773

Depreciation and amortization	27,523	1,207	507	29,237
Interest expense	1,321	124	12,006	13,451
Loss from continuing operations, before income taxes and equity in income (loss) of unconsolidated affiliates	$(279,415)	$(5,815)	$(32,017)	$(317,247)
Income tax (benefit) expense	(104,889)	297	(18,848)	(123,440)

Loss from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(174,526)	(6,112)	(13,169)	(193,807)
Equity in earnings (loss) of unconsolidated affiliates	1,548	—	(4,265)	(2,717)

Loss from continuing operations	$(172,978)	$(6,112)	$(17,434)	$(196,524)

Assets	$5,391,645	$466,188	$1,456,031	$7,313,864
Goodwill	1,255,708	23,842	71,556	1,351,106

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
     As of and for the nine months ended September 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In thousands)
Title premiums	$2,936,119	$—	$—	$2,936,119
Other revenues	995,850	276,566	33,562	1,305,978

Revenues from external customers	3,931,969	276,566	33,562	4,242,097
Interest and investment income, including realized gains and losses	122,957	10,857	(2,822)	130,992

Total revenues	$4,054,926	$287,423	$30,740	$4,373,089

Depreciation and amortization	78,199	3,924	2,528	84,651
Interest expense	649	27	27,679	28,355
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$260,368	$34,889	$(56,302)	$238,955
Income tax expense (benefit)	74,205	11,943	(18,068)	68,080

Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	186,163	22,946	(38,234)	170,875
Equity in earnings (loss) of unconsolidated affiliates	3,891	—	(17,886)	(13,995)

Earnings (loss) from continuing operations	$190,054	$22,946	$(56,120)	$156,880

Assets	$6,497,842	$471,259	$1,114,874	$8,083,975
Goodwill	1,469,326	28,717	25,449	1,523,492
     As of and for the nine months ended September 30, 2008:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In thousands)
Title premiums	$2,083,490	$—	$—	$2,083,490
Other revenues	773,155	278,889	30,116	1,082,160

Revenues from external customers	2,856,645	278,889	30,116	3,165,650
Interest and investment income, including realized gains and losses	63,656	7,158	15,881	86,695

Total revenues	$2,920,301	$286,047	$45,997	$3,252,345

Depreciation and amortization	87,670	4,225	1,798	93,693
Interest expense	5,076	463	38,408	43,947
(Loss) earnings from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	$(221,263)	$16,831	$(54,338)	$(258,770)
Income tax (benefit) expense	(87,311)	7,743	(27,414)	(106,982)

(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(133,952)	9,088	(26,924)	(151,788)
Equity in earnings (loss) of unconsolidated affiliates	2,983	—	(10,368)	(7,385)

(Loss) earnings from continuing operations	$(130,969)	$9,088	$(37,292)	$(159,173)

Assets	$5,391,645	$466,188	$1,456,031	$7,313,864
Goodwill	1,255,708	23,842	71,556	1,351,106
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

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Note I — Dividends
     On October 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, payable on December 31, 2009, to shareholders of record as of December 17, 2009. On July 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on September 30, 2009, to shareholders of record as of September 16, 2009. On April 21, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on June 30, 2009, to shareholders of record as of June 16, 2009. On February 3, 2009, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on March 31, 2009, to shareholders of record on March 17, 2009.
Note J — Pension and Postretirement Benefits
     The following details the Company’s periodic expense for pension and postretirement benefits:

	For the Three Months Ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	2,200	2,252	554	234
Expected return on assets	(2,446)	(2,895)	—	—
Amortization of prior service cost	—	—	33	126
Amortization of actuarial loss	1,688	1,604	—	—

Total net periodic expense	$1,442	$961	$587	$360

	For the Nine Months Ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Postretirement Benefits
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	6,600	6,756	1,314	703
Expected return on assets	(7,338)	(8,686)	—	—
Amortization of prior service cost	—	—	196	378
Amortization of actuarial loss	5,064	4,811	—	—

Total net periodic expense	$4,326	$2,881	$1,510	$1,081

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

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an ongoing basis and follows the provisions of ASC Topic 450 when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	The Company intends to vigorously defend each of these matters. In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on its overall financial condition.
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
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are numerous complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. During 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs have appealed. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery and a schedule for summary judgment briefing after the first of the year has been set. The magistrate has recommended that the Ohio complaint be dismissed. In New Jersey, the Company’s motion to dismiss the amended complaint remains under submission. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents (the “Title Insurer Defendants”), including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages.

Fidelity National Financial, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The Title Insurer Defendants organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest has filed its fifth amended third party complaint against the defendants.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by the Company. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case, filed in Missouri in the summer of 2008 but removed to the Federal District Court in Kansas, seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. In September 2009, the Company filed its motion to deny class certification. Although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been continued while the parties search for a judge who is not a class member, or who does not have a relative who is a class member. On January 26, 2009, a recording fee class action was filed in New Jersey. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states. The plaintiff has appealed this decision and oral argument was heard in the Fifth Circuit Court of Appeals on November 2, 2009.
     There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees and unnecessary “junk” fees (wire fees; document download fees) without performing any separate service for those fees which was not already included as a service for the “escrow fee”. Additionally, two of the cases allege that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification have not yet been filed in any of these cases. One of those suits, Hanka v Chicago Title Insurance Company, filed in the Western District Federal Court in WA, was voluntarily dismissed on October 29, 2009.
     On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc. (collectively, the “Defendants”) in the Superior Court of California for Los Angeles County. The lawsuits were later amended to include Commonwealth Land Title Company and Commonwealth Land Title Insurance Company as defendants. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has not yet been set. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability.
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
Recent Developments
     On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital prior to the sale are reflected in the financial statements as discontinued operations for all periods presented. We received net proceeds of $49.2 million from the sale of FN Capital and recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax).
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
     On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for the LFG Underwriters was $260.3 million, net of cash acquired of $5.9 million, and was comprised of $155.3 million paid in cash by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note due 2013, and $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing). The operations of these companies are included in the Fidelity National Title Group segment from their acquisition date of December 22, 2008.
     During 2008, prior to the acquisition, the LFG Underwriters generated significant revenue but had substantial losses from operations. Since the acquisition, FNF has been engaged in an effort to reduce overhead at the LFG Underwriters and restore them to profitability by eliminating redundant offices and personnel and less profitable agency relationships. During 2009, we eliminated a total of approximately 2,300 of the LFG Underwriters’ personnel and 240 of their offices. These measures, along with other cost reductions related to this acquisition, are expected to generate estimated annual cost reductions of approximately $263 million. As a result of these measures, and due in part to the loss of business momentum at the LFG Underwriters prior to the acquisition resulting from the Chapter 11 case of LFG and other causes, the operations of the LFG Underwriters will, at least initially, be somewhat less sizable than they were historically. Therefore, the reported results of the LFG Underwriters for prior periods are not necessarily indicative of the results to be expected for any future period. For the three-month and nine-month periods ended September 30, 2009, the direct operations of the LFG Underwriters contributed an average of approximately 15% of the total direct orders opened by the Company in each period.
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
Transactions with Related Parties
     Our financial statements reflect transactions with Fidelity National Information Services (“FIS”), which is a related party, and with Lender Processing Services, Inc. (“LPS”), which was a related party prior to March 15, 2009. Please see note A of Notes to Condensed Consolidated Financial Statements.
Business Trends and Conditions
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by the average price of real estate sales, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in the 2006 through 2008 period from 2005 levels, resulting in a reduction of title insurance order counts and revenues for us through 2008.
     In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December. The target federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. This reduction in interest rates, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes that commenced in December 2008 and has continued to positively affect our revenues through much of 2009. According to the Mortgage Bankers Association’s (“MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancings) were approximately $1.5 trillion, $2.3 trillion and $2.7 trillion in 2008, 2007 and 2006, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $2.0 trillion mortgage origination market for 2009, which would be an increase of 30% from 2008. The MBA further forecasts that the 30% increase will result entirely from refinance transactions.
          Several pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions called the Troubled Asset Relief Program (“TARP”). On February 17, 2009, Congress also passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. Management believes that these measures have had a positive effect on our results of operations to date in 2009. On November 5, 2009 Congress approved and the President is expected to sign into law an extension of the first-time homebuyer credit to persons who sign a purchase contract by April 30, 2010 and close the purchase by June 30, 2010. This extension would also expand the program to provide a $6,500 credit for buyers who have owned their current home at least five years.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. Under the Obama administration’s Homeowner Affordability and Stability Plan, a $75 billion program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The program provides the opportunity for up to 4 to 5 million homeowners who fit this description to refinance their loans.
          On February 10, 2009, the Treasury Department introduced its Financial Stability Plan (“FSA”) that, together with the ARRA, is designed to restart the flow of credit, clean up and strengthen banks, and provide support to homeowners and small businesses. On March 23, 2009, as part of the FSA, the Treasury Department, together with the Federal Deposit Insurance Corporation

(“FDIC”) and the Federal Reserve, unveiled the Public-Private Investment Program (“PPIP”) to remove many troubled assets from banks’ books, representing one of the biggest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital, capital from private investors and the funds from loans from the Federal Reserve’s Term Asset Lending Facility (“TALF”), the PPIP is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The government expects this program, consisting of the Legacy Loan Program and the Legacy Securities Program, to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The Legacy Securities Program, designed to attract private capital to purchase eligible mortgage-backed and asset-backed securities through the provision of debt financing by the Federal Reserve under the TALF, was implemented in the summer of 2009. The Legacy Loans Program, designed to attract private capital to purchase eligible loans from participating banks through the provision of debt guarantees by the FDIC and equity co-investment by the Treasury Department, is being tested by the FDIC.
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
          We cannot predict the final form that any such legislation or initiative may take, when it may become effective or otherwise occur or the impact it may have on our business.
     In October 2008, we announced our plans to begin the process of reviewing and increasing our title insurance rates across the country. Since that time, we have completed all of our filings related to our planned price increases and instituted revised rates that are now effective in 25 states. The pricing increases have been generally in the range of 5-10%, including a 10% increase in California. Additional rate revisions are pending in a number of other states.
Results of Operations
Consolidated Results of Operations
     Net Earnings (Losses). The following table presents certain financial data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenue:
Direct title insurance premiums	$379,396	$286,551	$1,122,053	$912,370
Agency title insurance premiums	603,572	323,769	1,814,066	1,171,120
Escrow, title-related and other fees	337,602	270,898	1,029,412	803,270
Specialty insurance	99,279	99,902	276,566	278,890
Interest and investment income	36,623	30,789	112,908	102,563
Realized gains and losses, net	10,621	(42,136)	18,084	(15,868)

Total revenue	1,467,093	969,773	4,373,089	3,252,345

Expenses:
Personnel costs	410,536	328,905	1,260,391	1,039,444
Other operating expenses	343,874	300,880	1,024,043	874,743
Agent commissions	480,787	254,883	1,446,460	911,692
Depreciation and amortization	23,119	29,237	84,651	93,693
Provision for claim losses	92,540	359,664	290,234	547,596
Interest expense	7,938	13,451	28,355	43,947

Total expenses	1,358,794	1,287,020	4,134,134	3,511,115

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	108,299	(317,247)	238,955	(258,770)
Income tax expense (benefit)	34,307	(123,440)	68,080	(106,982)
Equity in earnings (loss) of unconsolidated affiliates	2,737	(2,717)	(13,995)	(7,385)

Net earnings (loss) from continuing operations	$76,729	$(196,524)	$156,880	$(159,173)

Orders opened by direct title operations	568,600	407,400	2,060,800	1,432,200
Orders closed by direct title operations	438,700	260,600	1,391,400	875,900

     Revenues.
     Total revenues increased $497.3 million to $1,467.1 million in the three months ended September 30, 2009, compared to the 2008 period. The increase consisted of increases of $476.1 million in the Fidelity National Title Group segment, $2.1 million in the specialty insurance segment, and $19.1 million in the corporate and other segment. Total revenues increased $1,120.7 million to $4,373.1 million in the nine months ended September 30, 2009, compared to the 2008 period. The increase was made up of increases of $1,134.6 million in the Fidelity National Title Group segment and $1.4 million in the specialty insurance segment, partially offset by a decrease of $15.3 million in the corporate and other segments.
     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2009	Total	2008	Total	2009	Total	2008	Total
	(Dollars in thousands)
Title premiums from direct operations	$379,396	38.6%	$286,551	47.0%	$1,122,053	38.2%	$912,370	43.8%
Title premiums from agency operations	603,572	61.4	323,769	53.0	1,814,066	61.8	1,171,120	56.2

Total	$982,968	100.0%	$610,320	100.0%	$2,936,119	100.0%	$2,083,490	100.0%

     Title insurance premiums increased 61.1% to $983.0 million in the three months ended September 30, 2009, and 41.0% to $2,936.1 million in the nine months ended September 30, 2009, as compared to the 2008 periods. The increase in the three-month period was made up of an increase in premiums from direct operations of $92.8 million, or 32.4%, and an increase in premiums from agency operations of $279.8 million, or 86.4%. The increase in the nine-month period was made up of an increase in premiums from direct operations of $209.7 million, or 23.0%, and an increase in premiums from agency operations of $642.9 million, or 54.9%.
     The increases in title premiums from direct operations in each period presented were due to our acquisition of the LFG Underwriters and increases in closed order volumes which were partially offset by decreases in average fee per file. Excluding the operations of the LFG Underwriters, title premiums from direct operations increased $29.4 million, or 10.3%, to $316.0 million in the three months ended September 30, 2009, from $286.6 million in the three months ended September 30, 2008, and increased $12.3 million, or 1.3%, to $924.7 million in the nine months ended September 30, 2009, from $912.4 million in the nine months ended September 30, 2008. Excluding the operations of the LFG Underwriters, closed order volumes were 372,800 and 260,600 in the three-month periods ended September 30, 2009 and 2008, respectively, and 1,166,700 and 875,900 in the nine-month periods ended September 30, 2009 and 2008, respectively, primarily reflecting increases in refinance transactions as mortgage rates have remained at historic lows. In the first nine months of 2009, mortgage interest rates were significantly lower than in the first nine months of 2008 due to the introduction of government programs designed to provide liquidity to the home mortgage market. During 2008, the Federal Reserve Bank decreased the federal funds rate by a total of 400-425 basis points. The federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. Excluding the operations of the LFG Underwriters, the average fee per file in our direct operations was $1,294 and $1,636 in the three-month periods ended September 30, 2009 and 2008, respectively, and $1,201 and $1,516 in the nine-month periods ended September 30, 2009 and 2008, respectively, with the decreases reflecting a decrease in home values, a slowing commercial market, and the increase in refinance transactions relative to purchase transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Including the operations of the LFG Underwriters, closed order volumes and fee per file were 438,700 and $1,309, respectively, for the three months ended September 30, 2009, and 1,391,400 and $1,214 for the nine months ended September 30, 2009.
     The increase in agency premiums was primarily due to our acquisition of the LFG Underwriters and higher remittances compared to the prior year periods. Excluding the operations of the LFG Underwriters, title premiums from agency operations increased $143.6 million, or 44.4%, to $467.4 million in the three months ended September 30, 2009, from $323.8 million in the three months ended September 30, 2008, and increased $126.3 million, or 10.8%, to $1,297.4 million in the nine months ended September 30, 2009, from $1,171.1 million in the nine months ended September 30, 2008. These variances are primarily the result of variances in remitted and accrued agency premiums that were consistent with the variances in direct title premiums, partially offset by reductions in agency relationships.
     Escrow, title-related and other fees increased $66.7 million, or 24.6%, to $337.6 million in the three months ended September 30, 2009, from $270.9 million in the three months ended September 30, 2008, and increased $226.1 million, or 28.2%, to $1,029.4 million in the nine months ended September 30, 2009, from $803.3 million in the nine months ended September 30, 2008. The increase in each period was partially due to the acquisition of the LFG Underwriters. Excluding the LFG Underwriters, escrow, title-related and other fees increased $27.4 million, or 10.4% in the three months ended September 30, 2009 compared to the 2008 period, and increased $104.2 million, or 13.5% in the nine months ended September 2009 compared to the 2008 period. Excluding the LFG Underwriters, escrow fees, which are more directly related to our direct operations, increased $22.3 million, or 21.5%, in the three months ended September 30, 2009 compared to the 2008 period, and increased $52.2 million, or 16.5%, in the nine months ended September 30, 2009 compared to the 2008 period. In each period, the percentage increase in escrow fees was greater than the percentage increase in direct premiums primarily as a result of an increase in residential direct title premiums, for which escrow fees are proportionately higher, and a decrease in commercial direct title premiums, for which escrow fees are proportionately lower.

Excluding the LFG Underwriters, other fees in this segment, excluding escrow fees, increased $5.1 million, or 3.2%, in the three months ended September 30, 2009 compared to the 2008 period, primarily due to recent acquisitions, including the Colorado title insurance operations of the Mercury Companies. Excluding the LFG Underwriters, other fees in this segment, excluding escrow fees increased $51.9 million, or 11.4%, in the nine months ended September 30, 2009 compared to the 2008 period, due to an increase in revenues from a division of our business that manages real estate owned by financial institutions and recent acquisitions, including the Colorado title insurance operations of the Mercury Companies. In the corporate and other segment, other fees increased $7.9 million in the three months ended September 30, 2009 compared to the 2008 period, as a result of recent acquisitions. Other fees in the corporate and other segment increased $3.4 million in the nine months ended September 30, 2009 compared to the 2008 period, due to activity from recent acquisitions, partially offset by a 2008 gain on the sale of timberland.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $36.6 million and $30.8 million in the three-month periods ended September 30, 2009 and 2008, respectively, and $112.9 million and $102.6 million in the nine-month periods ended September 30, 2009 and 2008, respectively, with the increases primarily due to an increased investment portfolio resulting from the acquisition of the LFG Underwriters, partially offset by declines in short-term interest rates and a decrease in interest income attributable to the securities lending program.
     Net realized gains (losses) totaled $10.6 million and $(42.1) million in the three-month periods ended September 30, 2009 and 2008, respectively, and $18.1 million and $(15.9) million in the nine-month periods ended September 30, 2009 and 2008, respectively. These amounts included impairment charges related to investments of $1.2 million and $6.9 million in the three-month and nine-month periods ended September 30, 2009, respectively, compared to $34.5 million and $45.6 million in the three-month and nine-month periods ended September 30, 2008, respectively. Net realized gains in the nine months ended September 30, 2008, also included a gain of $24.8 million on the sale of 20% of our interest in Sedgwick. In addition, net realized (losses) gains for each period included a number of gains and losses on various transactions, none of which were individually significant.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $81.6 million, or 24.8%, in the three months ended September 30, 2009, from $328.9 million in the three months ended September 30, 2008, with increases of $75.4 million in the Fidelity National Title Group segment that resulted from our acquisition of the LFG Underwriters and an increase in order volumes and $7.3 million in the corporate and other segment, partially offset by a decrease of $1.1 million in the specialty insurance segment. Personnel costs increased $220.9 million, or 21.3%, in the nine months ended September 30, 2009, from $1,039.4 million in the nine months ended September 30, 2008, with increases of $212.5 million in the Fidelity National Title Group segment that resulted from our acquisition of the LFG Underwriters and an increase in order volumes and $8.7 million in the corporate and other segment, partially offset by a decrease of $0.3 million in the specialty insurance segment. The increase in the nine-month period in the Fidelity National Title Group segment included $23.9 million in synergy bonuses that were earned in the first nine months of 2009 by certain executives and managers upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Personnel costs as a percentage of total revenue were 28.0% and 33.9% in the three-month periods ended September 30, 2009 and 2008, respectively, and 28.8% and 32.0% in the nine-month periods ended September 30, 2009 and 2008, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $43.0 million to $343.9 million in the three months ended September 30, 2009, from $300.9 million in the three months ended September 30, 2008, reflecting increases of $41.7 million in the Fidelity National Title Group segment that were mostly due to our acquisition of the LFG Underwriters and $2.1 million in the corporate and other segment, partially offset by a decrease of $0.8 million in the specialty insurance segment. Other operating expenses increased $149.3 million to $1,024.0 million in the nine months ended September 30, 2009, from $874.7 million in the nine months ended September 30, 2008, reflecting an increase of $161.6 million in the Fidelity National Title Group segment that was mostly due to our acquisition of the LFG Underwriters, partially offset by decreases of $0.3 million in the specialty insurance segment and $12.0 million in the corporate and other segment.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2009	%	2008	%	2009	%	2008	%
	(Dollars in thousands)
Agent premiums	$603,572	100.0%	$323,769	100.0%	$1,814,066	100.0%	$1,171,120	100.0%
Agent commissions	480,787	79.7%	254,883	78.7%	1,446,460	79.7%	911,692	77.8%

Net	$122,785	20.3%	$68,886	21.3%	$367,606	20.3%	$259,428	22.2%

     Net margin from agency title insurance premiums as a percentage of total agency premiums was 20.3% and 21.3% in the three-month periods ended September 30, 2009 and 2008, respectively, and 20.3% and 22.2% in the nine-month periods ended September 30, 2009 and 2008, respectively. The decreases in the 2009 periods compared to the 2008 periods were primarily due to regional variations as discussed above and to higher commissions associated with the agency operations of the LFG Underwriters.
     Depreciation and amortization decreased $6.1 million to $23.1 million in the three months ended September 30, 2009, from $29.2 million in the three months ended September 30, 2008, reflecting a decrease of $6.8 million in the Fidelity National Title Group segment, partially offset by increases of $0.6 million in the corporate and other segment and $0.1 million in the specialty insurance segment. Depreciation and amortization decreased $9.0 million to $84.7 million in the nine months ended September 30, 2009, from $93.7 million in the nine months ended September 30, 2008, reflecting decreases of $9.4 million in the Fidelity National Title Group segment and $0.3 million in the specialty insurance segment, partially offset by an increase of $0.7 million in the corporate and other segment.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim loss accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the three-month periods ended September 30, 2009 and 2008, was made up of $55.4 million and $313.5 million, respectively, from the Fidelity National Title Group segment and $37.2 million and $46.2 million, respectively, from the specialty insurance segment. The provision for claim loss for the nine-month periods ended September 30, 2009 and 2008, was made up of $196.7 million and $438.7 million, respectively, from the Fidelity National Title Group segment and $93.5 million and $108.9 million, respectively, from the specialty insurance segment. The provision for claim loss is discussed in further detail at the segment level below.
     Interest expense decreased $5.5 million to $7.9 million in the three months ended September 30, 2009, from $13.5 million in the three months ended September 30, 2008, and decreased $15.6 million to $28.4 million in the nine months ended September 30, 2009, from $43.9 million in the nine months ended September 30, 2008. The decreases were primarily due to decreases in the average principal balance resulting from debt payments and the repurchase of a portion of our public bonds during the nine months ended September 30, 2009, a decrease in the interest rate attributable to our $1.1 billion revolving credit facility, and a decrease in interest expense related to the securities lending program.
     Income tax expense (benefit) was $34.3 million and $(123.4) million in the three-month periods ended September 30, 2009 and 2008, respectively, and $68.1 million and $(107.0) million in the nine-month periods ended September 30, 2009 and 2008, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes was 31.7% and 38.9% for the three-month periods ended September 30, 2009 and 2008, respectively, and 28.5% and 41.3% for the nine-month periods ended September 30, 2009 and 2008, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings.
     Equity in earnings (losses) of unconsolidated affiliates was $2.7 million and $(2.7) million for the three-month periods ended September 30, 2009 and 2008, respectively, and $(14.0) million and $(7.4) million for the nine-month periods ended September 30, 2009 and 2008, respectively. The losses in 2009 and 2008 primarily consisted of losses related to our investments in Ceridian and Remy, partially offset by income related to our investment in Sedgwick.

Fidelity National Title Group

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
REVENUE:
Direct title insurance premiums	$379,396	$286,551	$1,122,053	$912,370
Agency title insurance premiums	603,572	323,769	1,814,066	1,171,120
Escrow, title related and other fees	321,325	262,535	995,850	773,155
Interest and investment income	34,001	27,354	104,948	91,179
Realized gains and losses, net	10,457	(27,562)	18,009	(27,523)

Total revenue	1,348,751	872,647	4,054,926	2,920,301
EXPENSES:
Personnel costs	387,266	311,856	1,199,220	986,698
Other operating expenses	284,666	242,996	873,339	711,727
Agent commissions	480,787	254,883	1,446,460	911,692
Depreciation and amortization	20,742	27,523	78,199	87,670
Provision for claim losses	55,383	313,483	196,691	438,701
Interest expense	89	1,321	649	5,076

Total expenses	1,228,933	1,152,062	3,794,558	3,141,564

Earnings (loss) before income taxes and equity in earnings (loss) of unconsolidated affiliates	$119,818	$(279,415)	$260,368	$(221,263)

     Total revenues for the Fidelity National Title Group segment increased $476.1 million, or 54.6%, to $1,348.8 million in the three months ended September 30, 2009, from $872.6 million in the three months ended September 30, 2008. Total revenues for this segment increased $1,134.6 million, or 38.9%, to $4,054.9 million in the nine months ended September 30, 2009, from $2,920.3 million in the nine months ended September 30, 2008. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs increased $75.4 million, or 24.2%, in the three months ended September 30, 2009, to $387.3 million, from $311.9 million in the three months ended September 30, 2008. Personnel costs increased $212.5 million, or 21.5%, in the nine months ended September 30, 2009 to $1,199.2 million, from $986.7 million in the nine months ended September 30, 2008. The increases reflect an increase in average employee count resulting from the acquisition of the LFG Underwriters and from an increase in order volumes, partially offset by cost-cutting measures over the previous twelve months. We will continue to monitor our productivity metrics and manage employee counts accordingly. Personnel costs for the LFG Underwriters in the nine months ended September 30, 2009, included $23.9 million in synergy bonuses that were earned by certain executives and managers upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Average employee count from direct operations was 10,921 and 8,202 in the three-month periods ended September 30, 2009 and 2008, respectively, and 10,903 and 8,735 in the nine-month periods ended September 30, 2009 and 2008, respectively. Excluding the operations of the LFG Underwriters, personnel costs in this segment increased $13.1 million, or 4.2%, to $324.9 million in the three months ended September 30, 2009, and decreased $34.9 million, or 3.5%, to $951.8 million in the nine months ended September 30, 2009. These amounts reflect decreases resulting from cost-cutting measures over the previous twelve months and the increases in employee counts compared to the 2008 periods. Excluding the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 53.6% and 56.8% for the three-month periods ended September 30, 2009 and 2008, respectively, and 52.8% and 58.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. Including the operations of the LFG Underwriters, personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 55.3% and 56.6% in the three-month and nine-month periods ended September 30, 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $41.7 million to $284.7 million in the three months ended September 30, 2009, from $243.0 million in the three months ended September 30, 2008, and increased $161.6 million to $873.3 million in the nine months ended September 30, 2009, from $711.7 million in the nine months ended September 30, 2008. Excluding the operations of the LFG Underwriters, other operating expenses in this segment increased $1.0 million, or 0.4%, to $244.0 million in the three months ended September 30, 2009. This increase includes an increase of $10.0 million in a division of our business that evaluates and appraises real property, an increase of $6.4 million due to a decrease in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, and an increase of $6.6 million in premium tax expense, partially offset by equal decreases in revenues and expenses of $3.7 million associated with a division of our business that manages real estate owned by financial institutions and a decrease of $20.0 million in facilities costs. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased due to decreases in short-term interest rates and average balances. Excluding the operations of the LFG Underwriters, other operating expenses in this segment increased $27.6 million, or 0.4%, to $739.3 million in the nine months ended September 30, 2009. This increase includes an increase of $31.0 million in costs related to our property evaluation and appraisal business, an increase of $34.0 million due to a decrease in benefits related to our escrow balances, and equal increases in revenues and expenses of $21.0 million associated with a division of our business that manages real estate owned by financial institutions, partially offset by a decrease of $40.1 million in facilities costs and a legal settlement of $15.5 million in the 2008 period.
     Net margin from agency title insurance premiums as a percentage of total agency premiums decreased to 20.3% for both the three-month and nine-month periods ended September 30, 2009, compared to 21.3% and 22.2%, respectively, for the three-month and nine-month periods ended September 30, 2008, due to regional variations in real estate closing practices and state regulations and to higher commissions associated with the agency operations of the LFG Underwriters.
     Depreciation and amortization was $20.7 million and $27.5 million in the three-month periods ended September 30, 2009 and 2008, respectively, and $78.2 million and $87.7 million in the nine-month periods ended September 30, 2009 and 2008, respectively, due to declining purchase price amortization amounts from prior acquisitions, increased leasing of assets to FIS, and various assets reaching the end of their depreciable lives.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims for the current period is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $55.4 million and $196.7 million for the three-month and nine-month periods ended September 30, 2009, reflecting a provision of 7.0% and 7.3%, respectively, of title premiums in each period, excluding an increase in the provision resulting from a reversal of previously recorded insurance recoverables of $63.2 million, and a decrease in the provision resulting from a release of excess reserves of $74.4 million (see note G to the Notes to Condensed Consolidated Financial Statements). The reversal of the insurance recoverable resulted from recent developments, including two unfavorable court rulings, related to a prior year’s fraud claim. The release of excess reserves resulted from analysis of our reserve position in light of consistently lower claim payments since the third quarter of 2008. The claim loss provision for title insurance was $313.5 million and $438.7 million for the three-month and nine-month periods ended September 30, 2008, reflecting a provision of 8.5% of title premiums in each period and an additional charge of $261.6 million in the third quarter of 2008 resulting from adverse claim loss development on prior policy years. As a result of a decrease in paid title claims beginning in the fourth quarter of 2008 and positive development in prior loss years, we lowered our claim loss provision rate to 7.5% beginning in the first quarter of 2009 and further lowered it to 7.0% in the third quarter of 2009. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
Specialty Insurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
REVENUE:
Specialty insurance revenue	$99,279	$99,902	$276,566	$278,890
Interest and investment income	3,049	3,263	9,401	10,267
Realized gains and losses, net	156	(2,750)	1,456	(3,109)

Total revenue	102,484	100,415	287,423	286,048

EXPENSES:
Personnel costs	10,635	11,766	34,152	34,453
Other operating expenses	46,208	46,952	120,888	121,181
Depreciation and amortization	1,279	1,207	3,924	4,225
Provision for claim losses	37,157	46,181	93,543	108,895
Interest expense	4	124	27	463

Total expenses	95,283	106,230	252,534	269,217

Earnings (loss) before income taxes and equity in earnings (loss) of unconsolidated affiliates	$7,201	$(5,815)	$34,889	$16,831

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues decreased $0.6 million to $99.3 million in the three months ended September 30, 2009, from $99.9 million in the three months ended September 30, 2008, with decreases in the homeowners’ insurance and flood insurance lines of business partially offset by increases in the home warranty and auto insurance lines of business. Specialty insurance revenues decreased $2.3 million to $276.6 million in the nine months ended September 30, 2009, from $278.9 million in the nine months ended September 30, 2008, with a decrease in the homeowners’ insurance line of business partially offset by increases in the home warranty, flood insurance, and auto insurance lines of business.

     Revenues in the homeowners’ line of business decreased $1.4 million, or 5.5%, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, and decreased $10.1 million, or 12.3%, in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, in each case due to tighter underwriting standards, the elimination of some unprofitable agents and territories, and a slower real estate market.
     Flood revenues decreased $1.8 million, or 3.8%, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decrease in the number of policies written. Flood revenues increased $2.9 million, or 2.5%, in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to increases in flood claims processing resulting from the 2008 hurricane season.
     Home warranty revenues increased $1.5 million, or 8.7% in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, and increased $3.6 million, or 7.2% in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to an increase in policies written.
     Personnel costs were $10.6 million and $11.8 million in the three-month periods ended September 30, 2009 and 2008, respectively, and $34.2 million and $34.5 million in the nine-month periods ended September 30, 2009 and 2008, respectively. As a percentage of specialty insurance revenues, personnel costs were 10.7% and 11.8% in the three-month periods ended September 30, 2009 and 2008, respectively, and 12.3% and 12.4% in the nine-month periods ended September 30, 2009 and 2008, respectively.
     Other operating expenses in the specialty insurance segment were $46.2 million and $47.0 million in the three-month periods ended September 30, 2009 and 2008, respectively, and $120.9 million and $121.2 million in the nine-month periods ended September 30, 2009 and 2008, respectively. Other operating expenses as a percentage of specialty insurance revenues were 46.5% and 47.0% for the three-month periods ended September 30, 2009 and 2008, respectively, and 43.7% and 43.5% for the nine-month periods ended September 30, 2009 and 2008, respectively.
     Claim loss expense on specialty insurance policies decreased $9 million or 19% to $37.2 million, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008 of $46.2 million, and decreased $15.4 million or 14.1% to $93.5 million, in the nine-months ended September 30, 2009, compared to $108.9 million in the nine-month periods ended September 30, 2008, due to the inclusion of losses for claims related to Hurricane Ike in 2008.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $15.9 million and $(3.3) million in the three-month periods ended September 30, 2009 and 2008, respectively, and $30.7 million and $46.0 million in the nine-month periods ended September 30, 2009 and 2008, respectively. In the third quarter of 2008, revenues from escrow title and other title related fees of $8.4 million and interest and investment income of $.1 million were offset by losses on sales of various assets including available for sale securities of $11.8 million. In the second quarter of 2008, we sold 20% of our 40% interest in Sedgwick for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. This segment generated pretax losses from continuing operations of $18.7 million and $32.0 million in the three-month periods ended September 30, 2009 and 2008, respectively, and $56.3 million and $54.3 million in the nine-month periods ended September 30, 2009 and 2008, respectively.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We are currently paying a dividend of $0.15 per share, or approximately $34.6 million per quarter. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation (see “Recent Developments”). We received $49.2 million in net proceeds on the sale of FN Capital. As a result of this sale, as of the closing date, FN Capital’s debt is no longer included in our consolidated balance sheets. Immediately prior to the closing, FN Capital’s debt totaled $226.3 million and primarily consisted of various bank promissory notes used to finance the purchase of leased assets (see note F). In addition to the promissory notes, FN Capital’s debt also included a $4.1 million balance on a $25 million revolving credit facility and a $5.9 million note payable to FIS, each of which was assumed by the buyer at closing.
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
     Subsequent to quarter end, on October 1, 2009, pursuant to an investment agreement with FIS dated March 31, 2009, we invested a total of $50.0 million in FIS common stock in connection with a merger (the “Merger”) between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, FIS paid a transaction fee of $1.5 million to us.
     Our cash flows provided by operations for the nine months ended September 30, 2009 totaled $367.7 million and included net income tax refunds of $39.8 million. Cash flows used in operations were $55.9 million in the nine months ended September 30, 2008 and included net payments totaling $54.6 million to settle a group of related claims for third party losses. Our total expenditures related to these losses are $139.4 million, of which we have recouped $46.2 million under various insurance policies. We believe that certain of these payments, net of a $10.0 million deductible, should be recoverable under various insurance policies. However, during the third quarter of 2009, as a result of an unfavorable court ruling related to a significant insurance policy, we reassessed the recorded receivable associated with these payments, resulting in a reversal of the receivable in the amount of $63.2 million and leaving a remaining receivable of $20.0 million. This remaining receivable is supported by a favorable court ruling under a different insurance policy (see note G to the Condensed Consolidated Financial Statements).
     Capital Expenditures. Total capital expenditures for property and equipment were $44.2 million and $59.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and included $21.0 million and $37.9 million, respectively, in each period for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $3.7 million and $15.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on October 24, 2011. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed by the borrower thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of September 30, 2009, we had borrowed $400 million under the Credit Agreement, currently bearing interest at 0.72%.
     The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our shareholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At September 30, 2009, we were in compliance with all debt covenants.
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, the Company entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually.
     Our outstanding debt also includes $170.3 million aggregate principal amount of our 7.30% notes due 2011 and $245.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. They do not include a cross-default provision.
     We lend fixed maturity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At September 30, 2009, the fair value of pledged fixed-maturity securities related to securities loaned totaled $53.9 million. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $55.7 million at September 30, 2009, which has been included in cash and in accounts payable and accrued liabilities.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the current market, we have seen a divergence from these historical trends. Tighter lending standards and a significant reduction in the availability of mortgage lending combined with rising default levels and a bearish outlook on the real estate environment caused potential home buyers to be more reluctant to buy homes, and, until recently, suppressed refinance activity. Beginning late in 2008 and continuing into the first half of 2009, refinance activity increased as mortgage interest rates declined to historic lows. As mortgage interest rates increased during the latter part of the second quarter of 2009, there was a corresponding decrease in open order volumes, primarily related to refinance activity. However, open order volumes have recently begun to stabilize at a level that reflects improvement compared to the prior year.
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2008 other than changes in notes payable related to the disposal of FN Capital. See note F of the Notes to Condensed Consolidated Financial Statements for further discussion.
     Capital Stock Transactions. On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 25 million shares of our common stock. On July 21, 2009, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 15 million shares through July 31, 2012. We may make purchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the nine months ended September 30, 2009, we repurchased a total of 4,320,750 shares for $57.1 million, or an average of $13.21 per share. Since the original commencement of the plan adopted in October 2006, we have repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. Subsequent to September 30, 2009, as part of the stock repurchase program approved on July 21, 2009, the Company has purchased a total of 450,000 shares for $6.2 million, or an average of $13.78 per share through November 5, 2009.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We do have an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provided for amounts up to $75.0 million. As of September 30, 2009, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Earnings.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2009, related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, please see note A of the Notes to Condensed Consolidated Financial Statements included elsewhere herein.
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

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of legal proceedings in note K to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors. See Item 1, Legal Proceedings, for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2008, as updated by our Form 8-K filed on April 14, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2009:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
7/1/09-7/31/09	470,350	13.23	470,350	15,000,000
8/1/09-8/31/09	—	N/A	—	15,000,000
9/1/09-9/30/09	—	N/A	—	15,000,000

Total	470,350	$13.23	470,350	15,000,000

(1)	On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 25 million shares of our common stock. On July 20, 2009, our Board of Directors approved a new three-year stock repurchase program and terminated the previous program. Under the new stock repurchase program, we can repurchase up to 15 million shares of our common stock. Our stock repurchases in July shown above all occurred prior to Board approval of the new repurchase program, hence all $15 million shares remain available for purchase.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	/s/ Anthony J. Park
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