Form 10-K
period 2009-12-31
Fidelity National Financial, Inc.
filed 2010-03-01
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $2,965,778,449, based on the closing price of $13.53 as reported by the New York Stock Exchange.

As of January 31, 2010, there were 227,388,702 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2009, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

		Page
		Number

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	118
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	118

PART III
Item 10.	Directors and Executive Officers of the Registrant	119
Item 11.	Executive Compensation	119
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
Item 13.	Certain Relationships and Related Transactions, and Director Independence	119
Item 14.	Principal Accounting Fees and Services	119

PART IV
Item 15.	Exhibits, Financial Statement Schedules	119
EX-10.6
EX-10.13
EX-10.14
EX-10.15
EX-10.17
EX-10.19
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I

Item 1.	Business

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title insurance company in the United States. We also provide flood insurance, personal lines insurance and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The results of operations of the LFG Underwriters acquired are included in our results of operations from December 22, 2008 forward. For more information on this acquisition, see note B of Notes to Consolidated Financial Statements.

Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a standalone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“FNF”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.”

We currently have three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. This segment consists of certain subsidiaries that issue flood, home warranty, homeowners’, automobile and other personal lines insurance policies.

•	Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Sedgwick, Ceridian, and Remy International, Inc. (“Remy”).

Competitive Strengths

We believe that our competitive strengths include the following:

Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. During 2008, our insurance companies, which include the LFG Underwriters, had a 45.7% share of the U.S. title insurance market, according to the Demotech Performance of Title Insurance Companies 2009 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm (“Demotech”).

Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes over 1,600 direct residential title offices and almost 7,500 agents, is among the largest in the United States. We also benefit from strong brand recognition in our seven title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.

Strong value proposition for our customers.  We provide our customers with title insurance and escrow and other title-related services that support their ability to effectively close real estate transactions. We help make the real estate closing more efficient for our customers by offering a single point of access to a broad platform of title-related products and resources necessary to close real estate transactions.

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

Competitive cost structure.  We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation and management of our cost structure. When compared to our industry competitors, we also believe that our structure has fewer layers of management which allows us to operate with lower overhead costs.

Commercial title insurance.  While residential title insurance comprises the majority of our business, we believe that we are the largest provider of commercial real estate title insurance in the United States. Our network of agents, attorneys, underwriters and closers that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.

Corporate principles.  A cornerstone of our management philosophy and operating success is the six fundamental precepts upon which we were founded, which include:

•	Autonomy and entrepreneurship;

•	Bias for action;

•	Customer-oriented and motivated;

•	Minimize bureaucracy;

•	Employee ownership; and

•	Highest standard of conduct.

These six precepts are emphasized to our employees from the first day of employment and are integral to many of our strategies described below.

We believe that our competitive strengths position us well to take advantage of any improvements in the real estate market in future years.

Strategy

Fidelity National Title Group

Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•	Continue to operate multiple title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include Fidelity National

Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title and Alamo Title. In most of our largest markets, we operate two, and in a few cases as many as five brands, including the brands acquired with the LFG Underwriters. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

•	Consistently deliver superior customer service. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and provide consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers, in all aspects of our business.

•	Manage our operations successfully through business cycles. We operate in a cyclical business and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. We continue to monitor, evaluate and execute upon the consolidation of administrative functions, legal entity structure, and office consolidation, as necessary, to respond to the continually changing marketplace. We maintain shorter durations on our investment portfolio to mitigate our interest rate risk and, in a rising interest rate environment, to increase our investment revenue, which may offset some of the decline in premiums and service revenues we would expect in such an environment. A more detailed discussion of our investment strategies is included in “Investment Policies and Investment Portfolio.”

•	Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers.

•	Maintain values supporting our strategy. We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our employees and agents seek to operate independently and profitably at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership supports this goal.

•	Effectively manage costs based on economic factors. We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.

Specialty Insurance

Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property and casualty insurance policies placed directly and through independent agents. We are positioned to be a low expense provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.

•	We offer coverage under the U.S. National Flood Insurance Program (“NFIP”) through our three underwriters, Fidelity National Insurance Company, Fidelity National Property and Casualty Insurance Company and Fidelity National Indemnity Insurance Company, which provide flood insurance in all

50 states. We are the largest provider of NFIP flood insurance in the U.S. through our independent agent network.

•	We provide an efficient methodology for obtaining insurance on newly acquired homes, whether new construction or upon resale. We have an easy to use fully integrated website, which our agents use as a completely paperless and fully automated quoting and policy delivery system. This system is in use for all of our property and casualty products.

•	Our underwriting practice is conservative. Catastrophe exposure is closely managed on a real time basis. We also purchase reinsurance to assist in maintaining our profitability and protecting our surplus.

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

Acquisition of the LFG Underwriters.  On December 22, 2008, we completed the acquisition of the LFG Underwriters. The total purchase price was $258.9 million, net of cash acquired of $5.9 million, and was comprised of $153.9 million paid by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50 million subordinated note due in 2013 (see note I of Notes to Consolidated Financial Statements), $50 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing), and $5 million in transaction costs.

Acquisition of Equity Interest in Ceridian.  On November 9, 2007, we and Thomas H. Lee Partners, L.P. (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. We contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership interest by us, which we account for using the equity method of accounting for financial statement purposes. Ceridian is an information services company, servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.

Property Insight, LLC.  On August 31, 2007, we completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for us, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that are owned by us. Additionally, Property Insight manages title plant construction activities for us.

ATM Holdings, Inc.  On August 13, 2007, we completed the acquisition of ATM Holdings, Inc. (“ATM”), a provider of nationwide mortgage vendor management services to the loan origination industry, for $100 million in cash. ATM’s primary subsidiary is a licensed title insurance agency which provides centralized valuation and appraisal services, as well as, title and closing services to residential mortgage originators, banks, and institutional mortgage lenders throughout the United States.

Equity Interest in Remy.  We held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, we purchased all 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and then on the same date sold 1,000 of those shares to William P. Foley, II, our Chairman of the Board, for $1,000 per share, or a total of $1.0 million. As of December 31, 2009, we held a 46% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of Remy Series B preferred stock with a cost basis of $19.5 million. We account for our investment in Remy using the equity method of accounting for financial statement purposes. As a result of the exchange of the Notes for the shares of common and preferred stock, we reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes. Remy, headquartered in Anderson, Indiana, is a leading manufacturer, remanufacturer and distributor of Delco Remy brand heavy-duty systems and Remy brand starters and alternators, locomotive products and hybrid power technology.

Title Insurance

Market for title insurance.  While we have seen declines from 2007 to 2009 in the title insurance market in the United States, the market remains large and grew significantly from 1995 until 2005. Demotech Inc. (“Demotech”), an independent firm providing services to the insurance industry, publishes an annual compilation of financial information from the title insurance industry called Demotech Performance of Title Insurance Companies. According to this publication, total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to $17.8 billion in 2005 and then decreased to $17.6 billion in 2006, $15.2 billion in 2007, and to $11.3 billion in 2008. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation in the overall value of the real estate market helps drive growth in total industry revenues. Industry revenues are also driven by factors affecting the volume of residential real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have experienced significant declines in many parts of the country, and it is uncertain how long these trends will continue. In 2008 and 2009, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, have significantly reduced the level of lending activity. Multiple banks have failed during this time and others may fail in the future, further reducing the capacity of the mortgage industry to make loans. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top four title insurance companies accounted for 92.1% of net premiums written in 2008. Over 30 independent title insurance companies accounted for the remaining 7.9% of net premiums written in 2008. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers and Commonwealth in 1998 to create LFG, followed by our acquisition of Chicago Title in March 2000. Then, in December 2008, we acquired LFG’s two principal title insurance underwriters, Commonwealth and Lawyers, as well as United. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

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

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies which are subsidiaries of the title insurance company, or indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title insurance company typically performs or directs the title search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the title search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.

Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing title searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, the maintenance of title “plants,” which are indexed compilations of public records, maps and other relevant historical documents, and the facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property, and from closing related errors.

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

We have over 1,600 offices throughout the U.S. primarily providing residential real estate title insurance, including approximately 400 offices which were added with the acquisition of the LFG Underwriters on December 22, 2008. During 2009 and 2008, as title insurance activity has slowed, we closed and consolidated a number of our offices. We continuously monitor the number of direct offices to be in line with our Company strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.

Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and periodically decrease the number of agents with which we transact business in an effort to reduce future expenses and manage risks. We transact business with approximately 7,500 agents, including approximately 3,000 which were added with the acquisition of the LFG Underwriters.

Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.

The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2009		2008		2007
	Amount	%(a)	Amount	%	Amount	%
	(Dollars in millions)

Direct	$1,475.3	37.6%	$1,140.3	42.3%	$1,601.8	42.1%
Agency	2,452.3	62.4	1,554.7	57.7	2,198.7	57.9

Total title insurance premiums	$3,927.6	100.0%	$2,695.0	100.0%	$3,800.5	100.0%

(a)	The mix of agency premiums as a percentage of total title insurance premiums increased in 2009 due to the acquisition of the LFG Underwriters in December 2008, which historically had a higher agency business.

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

Geographic Operations.  Our direct operations are divided into approximately 180 profit centers, which include 35 added with the acquisition of the LFG Underwriters. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 7,500 agents, primarily in those areas in which agents are the more prevalent title insurance provider. This includes approximately 3,000 agents which were added with the acquisition of the LFG Underwriters.

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)

California	$691.3	17.6%	$473.8	17.6%	$626.0	16.5%
Texas	406.1	10.3	337.9	12.5	480.0	12.6
Florida	224.7	5.7	208.4	7.7	412.3	10.8
New York	272.5	6.9	199.2	7.4	305.2	8.0
Illinois	114.0	2.9	118.5	4.4	161.9	4.3
All others	2,219.0	56.6	1,357.2	50.4	1,815.1	47.8

Totals	$3,927.6	100.0%	$2,695.0	100.0%	$3,800.5	100.0%

Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow, title-related and other services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and, refinance activities and default and appraisal services. Escrow, title-related and other fees represented approximately 23.2%, 25.2%, and 19.7% of our revenues in 2009, 2008, and 2007, respectively.

Specialty Insurance

We issue various insurance policies and contracts, which include the following:

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP. The NFIP bears all insurance risk related to these policies.

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•	Personal lines insurance. We offer and underwrite homeowners’ insurance in all 50 states. Automobile insurance is currently underwritten in 31 states. We may expand into a limited number of additional states in 2010 where favorable underwriting potential exists. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.

Sales and Marketing

Our sales and marketing efforts are primarily organized around our lines of business.

Fidelity National Title Group

We market and distribute our title and escrow products and services to customers in the residential and commercial market sectors of the real estate industry through customer solicitation by sales personnel. Although in many instances the individual homeowner is the beneficiary of a title insurance policy, we do not focus our marketing efforts on the homeowner. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers have become an increasingly important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.

Specialty Insurance

Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 13% of our non-flood premium writings in 2009 and 15% in 2008 and 2007. The second distribution channel is through independent agents and brokers nationwide. Approximately 86%, 83%, and 79% of our non-flood premium and the vast majority of our flood business was placed through this channel in 2009, 2008, and 2007, respectively. We currently have in excess of 19,000 independent agencies nationwide actively producing business on our behalf. The third distribution channel is through independent agents in California who represent only FNF (“captive independent agents”). This channel, comprised of 12 captive independent agents at the end of 2009, accounted for 1%, 2%, and 6% of the non-flood premium volume in 2009, 2008, and 2007, respectively.

Claims

An important part of our operations is the handling of title and escrow claims. We employ a staff of over 500 employees in our claims department, over 200 of which are attorneys. We also use the services of outside attorneys. Our claims processing centers are located in Irvine, California, Omaha, Nebraska, and Jacksonville, Florida. We also have a clearance center located in Texas, which is responsible for handling minor, technical defects. In-house claims counsels who handle larger claims are also located in other parts of the country.

Claims result from a wide range of causes. These causes generally include, but are not limited to, forgeries, misrepresentations, incorrect legal descriptions, signature and notary errors, unrecorded liens, mechanics’ liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or theft of settlement funds (including independent agency defalcations), mistakes in the escrow process, issuance by title agencies of unauthorized coverage, violations of creditors’ rights (such as claims of preference and fraudulent conveyance in bankruptcy proceedings) and defending insureds when covered claims are filed against their interest in the property. Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories, including in some cases allegations of negligence or an intentional tort. We occasionally incur losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims are also incurred and paid many years later.

Title losses due to independent agency defalcations typically occur when the independent agency misappropriates funds from escrow accounts under its control. Such losses are usually discovered when the independent agency fails to pay off an outstanding mortgage loan at closing (or immediately thereafter) from the proceeds of the new loan. Once the previous lender determines that its loan has not been paid off timely, it will file a claim against the title insurer.

Claims are sometimes complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed. In our commercial title business, we often issue polices with face amounts well in excess of $100 million, and from time to time claims are submitted with respect to large policies. We believe we are appropriately reserved with respect to all claims (large and small) that we currently face. However, occasionally we experience large losses from title policies that have been issued or our escrow operations, or overall worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Claims often result in litigation in which we may represent our insured and/or ourselves. We consider this type of litigation to be an ordinary course aspect of the conduct of our business.

We have taken several steps intended to address issues that contributed to increases in each of 2007 and 2008 in our provisioning rate for losses occurring under policies written in prior years. Starting in the fourth quarter of 2008, we began to revise certain aspects of our approach to processing claims. Key changes implemented include a greater effort to collect contributions from third parties that bear responsibility for losses, more stringent enforcement of documentation requirements for proof of claims, a more efficient process for dealing with minor, technical claim matters, and a greater focus on hiring legal counsel with lower billing rates. Notwithstanding the negative effects of real estate markets, our title claims paid in 2009 declined to $388.6 million compared to $504.5 million in 2008 on a pro forma basis. We are not able to predict the extent to which this decline will be sustained over time. We also continued, in 2008 and 2009, reducing our total number of agents, with a focus in part on agents producing higher claims ratios.

Reinsurance and Coinsurance

We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory limits. Excess of loss reinsurance protects us from a loss from a single occurrence. For 2010, our excess of loss coverage is split into two tiers. The first tier applies to losses in excess of a $10 million retention up to an aggregate of $100 million in loss from a single occurrence. Above a $100 million total loss, the second tier of our current excess of loss reinsurance program provides additional coverage above the first $100 million of loss from any occurrence up to $600 million per occurrence, with the Company participating at 38% from $100 million to $200 million, and at 67% from $200 million to $600 million.

In addition to reinsurance, we carry errors and omissions insurance and fidelity bond coverage, each of which can provide protection to us in the event of certain types of losses that can occur in our businesses.

Our policy is to be selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we review the financial condition of our reinsurers.

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

In our property and casualty lines of business, we purchase catastrophic reinsurance coverage in the amount of $110 million in excess of a $10 million retention. In addition, we are required to participate in the Florida Hurricane Catastrophe Fund resulting in coverage of $11 million in excess of $3 million retention. We also have a quota share agreement where we cede 80% of risks that exceed a coverage value of $750 thousand and a quota share agreement where we cede 50% of our umbrella business.

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

Technology and Research and Development

As a national provider of real estate transaction products and services, we participate in a dynamic industry that is subject to significant regulatory requirements, frequent new product and service introductions, and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers. In order to meet new regulatory requirements, we also continue to improve our data collection and reporting abilities.

Competition

Fidelity National Title Group

Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as The First American Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Independent agency operations account for over 60% of our total title insurance revenue. Several of the smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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

Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2009, the combined statutory unearned premium reserve required and reported for our title insurers was $1,978.3 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.

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

Under the statutes governing insurance holding companies in most states, insurers may not enter into certain transactions, including sales, reinsurance agreements and service or management contracts, with their affiliates unless the regulatory authority of the insurer’s state of domicile has received notice at least 30 days prior to the intended effective date of such transaction and has not objected to, or has approved, the transaction within the 30-day period.

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

The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2010, our directly owned title insurers can pay dividends or make distributions to us of approximately $289.4 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.

The combined statutory capital and surplus of our title insurers was $860.9 million and $634.9 million as of December 31, 2009 and 2008, respectively. The combined statutory earnings (loss) of our title insurers were $270.4 million, $(170.5) million, and $204.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2009.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These companies were in compliance with their respective minimum net worth requirements at December 31, 2009.

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

Ratings

Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, Fidelity National Title, Lawyers Title, Continental Title Insurance Company (previously LandAmerica Title of New Jersey), Security Union Title, Ticor Title, and United Capital Title. Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service (“Moody’s”), and A. M. Best Company (“A.M. Best”) provide ratings for the entire FNF family of companies as a whole as follows:

	S&P(1)	Moody’s	A.M. Best

FNF family of companies	A-	A3	A-

(1)	S&P has also assigned a rating of BBB+ to the LFG Underwriters.

Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A’
Chicago Title Insurance Co.	A”
Chicago Title Insurance Co. of Oregon	A’
Commonwealth Land Title Insurance Co.	A
Fidelity National Title Insurance Co.	A’
Lawyers Title Insurance Corporation	A
LandAmerica NJ Title Insurance Company	A’
Nations Title Insurance of New York, Inc.	A
Security Union Title Insurance Co.	A’
Ticor Title Insurance Co.	A’
Ticor Title Insurance Co. of Florida	A
United Capital Title Insurance Co.	A

The ratings of S&P, Moody’s, A.M. Best, and Demotech described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. See “Item 1A. Risk Factors — If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer” for further information.

Investment Policies and Investment Portfolio

Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity. The various states in which we operate regulate the types of assets that qualify for purposes of capital, surplus, and statutory unearned premium reserves. Our investment policy specifically limits duration and non-investment grade allocations in the core fixed-income portfolio. Maintaining shorter durations on the investment portfolio allows for the mitigation of interest rate risk. Equity securities are utilized to take advantage of perceived value or for strategic purposes. Due to the magnitude of the investment portfolio in relation to our claims loss reserves, durations of investments are not specifically matched to the cash outflows required to pay claims.

As of December 31, 2009 and 2008, the carrying amount, which approximates the fair value, of total investments, excluding investments in unconsolidated affiliates, was $4.1 billion and $3.7 billion, respectively.

We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties. Our fixed maturities include auction rate securities at December 31, 2009 with a par value of $69.7 million and fair value of $45.2 million and at December 31, 2008, a par value of $88.8 million and fair value of $32.0 million, which were included in the assets of the LFG Underwriters that we acquired on December 22, 2008. Our cost basis at December 31, 2009 was $26.4 million, which represents the fair value at the acquisition date. These auction rate securities make up approximately one percent of our total portfolio. Fair values for auction rate securities are provided by a third-party pricing service.

The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2009 and 2008.

	December 31,
	2009				2008
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)

AAA/Aaa	$1,154.1	34.4%	$1,195.8	33.9%	$1,154.9	40.7%	$1,194.0	41.8%
AA/Aa	868.1	25.9	898.2	25.5	621.4	21.9	627.7	22.0
A	930.2	27.7	985.5	28.0	778.5	27.5	761.0	26.7
BBB/Baa	329.5	9.8	341.8	9.7	231.9	8.2	223.3	7.8
B	22.4	0.7	51.1	1.5	5.1	0.2	4.4	0.2
Other	50.3	1.5	51.8	1.4	42.4	1.5	43.4	1.5

	$3,354.6	100.0%	$3,524.2	100.0%	$2,834.2	100.0%	$2,853.8	100.0%

(1)	Ratings as assigned by Standard & Poor’s Ratings Group or Moody’s Investors Services if a Standard & Poor’s rating is unavailable.

The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2009
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)

One year or less	$250.9	7.5%	$254.1	7.2%
After one year through five years	1,645.4	49.0	1,739.2	49.4
After five years through ten years	942.6	28.1	974.1	27.6
After ten years	217.2	6.5	244.3	6.9
Mortgage-backed/asset-backed securities	298.5	8.9	312.5	8.9

	$3,354.6	100.0%	$3,524.2	100.0%

The majority of our mortgage-backed and asset-backed securities were acquired as a result of the acquisition of the LFG Underwriters on December 22, 2008. At December 31, 2009 all of our mortgage-backed and asset-backed securities are rated AAA. The mortgage-backed and asset-backed securities are made up of $177.9 million of agency mortgage-backed securities, $79.6 million of collateralized mortgage obligations, $15.2 million of commercial mortgage-backed securities, and $39.8 million in asset-backed securities.

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $575.6 million and a fair value of $593.8 million were callable at December 31, 2009.

Our equity securities at December 31, 2009 and 2008 consisted of investments at a cost basis of $64.6 million and $79.8 million, respectively, and fair value of $92.5 million and $71.5 million, respectively. The balance of equity securities at December 31, 2009 is primarily composed of an investment in FIS stock of $50.0 million, which we purchased on October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. We are required to hold this investment for a period of at least 6 months from the date of purchase in accordance with Securities and Exchange Commission Rule 144. The fair value of the FIS stock was $75.4 million as of December 31, 2009. There were no significant investments in banks, trust or insurance companies at December 31, 2009 or 2008.

At December 31, 2009 and 2008, we also held $617.1 million and $644.5 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Sedgwick, Ceridian, and Remy (see note D of Notes to Consolidated Financial Statements).

Other long-term investments consist primarily of fixed-maturity structured notes as well as investments accounted for using the cost method of accounting. As of December 31, 2009, other long-term investments included structured notes at a cost basis of $75 million and a fair value of $78.7 million at December 31, 2009, which we purchased in the third quarter of 2009. Also included in other long-term investments were investments accounted for using the cost method of accounting of $24.8 million and $18.3 million, as of December 31, 2009 and 2008, respectively.

Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2009 and 2008, short-term investments amounted to $348.1 million and $788.4 million, respectively.

Our investment results for the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
	(Dollars in millions)

Net investment income(1)	$188.1	$153.8	$219.8
Average invested assets	$4,288.8	$3,545.5	$4,415.0
Effective return on average invested assets	4.4%	4.3%	5.0%

(1)	Net investment income as reported in our Consolidated Statements of Operations has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.

Loss Reserves

For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.

Employees

As of January 31, 2010, we had approximately 17,200 full-time equivalent employees. From 2006 to 2008, we actively sought to reduce our head count as activity in our Fidelity National Title Group segment declined. As the economic environment and order counts began to stabilize in 2009, we curtailed efforts to reduce staffing levels in our legacy title operations, but aggressively reduced staff in the acquired LFG Underwriters to meet our intended profitability standards. We continue to monitor our staffing levels based on current economic activity. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.

Statement Regarding Forward-Looking Information

The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of Fidelity. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy;

•	our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	significant competition that our operating subsidiaries face;

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	our business concentration in the State of California, the source of approximately 17.6% of our title insurance premiums; and

•	other risks detailed elsewhere in this document and in our other filings with the SEC.

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

Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past 3 years, and these trends appear likely to continue. The volume of refinancing transactions in particular and mortgage originations in general declined over the past four years from 2005 and prior levels, resulting in a reduction of revenues in our businesses.

We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. In 2009, the continued mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, continue to suppress the level of lending activity. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.3 trillion mortgage origination market for 2010, which would be a decrease of 39.5% from 2009. The MBA forecasts that the 39.5% decrease will result almost entirely from decreased refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

We have recorded goodwill as a result of prior acquisitions, and a continued economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.

Goodwill aggregated approximately $1,455.2 million, or 18.3% of our total assets, as of December 31, 2009. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2009. However, if there is a continued economic downturn, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of a continued economic downturn on our business to determine if there is an impairment of goodwill in future periods.

If economic and credit market conditions further deteriorate, it could have a material adverse impact on our investment portfolio.

Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We also make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. In the past, economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition.

If we experience changes in the rate or severity of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.

By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that makes us record additional charges to our claims loss reserve. There are currently pending several large claims which we believe can be defended successfully without material loss payments. However, if unanticipated material payments are required to settle these claims, it could result in or contribute to additional charges to our claim loss reserves. These loss events are unpredictable and adversely affect our earnings.

At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, management assesses other factors in order to determine our best estimate. These factors, which are more qualitative than quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. Depending upon our assessment of these factors, we may or may not adjust the recorded reserve. If the recorded amount is not within a reasonable range of the actuary’s point estimate, we would record a charge or credit and reassess the provision rate on a go forward basis.

As a result of favorable claim loss development on prior policy years, we recorded a credit in 2009 of $74.4 million ($47.1 million net of income taxes) to our provision for claim losses. As a result of adverse claim loss development on prior policy years, we recorded charges in 2008 totaling $261.6 million ($157.0 million net of income taxes), in our provision for claim losses. These amounts were recorded in addition to our average provision for claim losses of 7.25% and 8.5%, in 2009 and 2008, respectively, of title premiums. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.

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

Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Further, at least one state legislature (New York) has recently proposed taking over the title industry in that state and making it a state-run agency, as a means to increase state government revenues. Although we think any such takeover is unlikely, if one or more such takeovers were to occur they could adversely affect our business. We cannot be assured that future legislative or regulatory changes will not adversely affect our business operations. See “Item 1. Business — Regulation.”

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

Because we are dependent upon California for approximately 17.6 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.

California is the largest source of revenue for the title insurance industry and, in 2009, California-based premiums accounted for 25% of premiums earned by our direct operations and 6% of our agency premium revenues. In the aggregate, California accounted for approximately 17.6% of our total title insurance premiums for 2009. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer.

Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, A.M. Best, and Demotech. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to continued periodic review by rating agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

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

Our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. Accordingly, we have in the past acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core businesses. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.

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

Our title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2010, our title insurers will be able to pay dividends or make distributions to us without prior regulatory approval of approximately $289.4 million.

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

Our specialty insurance segment is a smaller operation; and as a result, it is unlikely to be a significant source of dividends to us in 2010.

We could have conflicts with FIS, and our chairman of our Board of Directors and other officers and directors could have conflicts of interest due to their relationships with FIS.

FIS and FNF were under common ownership by another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”) until October 2006, when Old FNF distributed all of its FNF shares to the stockholders of Old FNF. In November 2006, Old FNF then merged into FIS.

Conflicts may arise between us and FIS as a result of our ongoing agreements and the nature of our respective businesses. We are party to a number of agreements with FIS, and we may enter into further agreements with FIS. Certain of our executive officers and directors could be subject to conflicts of interest with respect to such agreements and other matters due to their relationships with FIS.

Some of our executive officers and directors own substantial amounts of FIS stock and stock options. Such ownership could create or appear to create potential conflicts of interest when our directors and officers are faced with decisions that involve FIS or any of its subsidiaries.

William P. Foley, II, is the chairman of our Board of Directors and the executive Chairman of the Board of FIS. As a result of these roles, he has obligations to us and FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, FIS and FNF have overlapping directors and officers.

Matters that could give rise to conflicts between us and FIS include, among other things:

•	our ongoing and future relationships with FIS, including related party agreements and other arrangements with respect to the information technology support services, administrative corporate support and cost sharing services, indemnification, and other matters; and

•	the quality and pricing of services that we have agreed to provide to FIS or that it has agreed to provide to us.

We seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FIS and through oversight by independent members of our Board of Directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FIS, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.

Item 1B.	Unresolved Staff Comments

During the first quarter of 2010, we received a comment from the SEC on our periodic disclosure filings requesting information as to our determination that realization of an insurance recoverable balance that was written off at September 30, 2009 was recoverable as of the end of prior periods. The amount written off during the quarter ended September 30, 2009 was $63.2 million. We are in the process of responding to the SEC’s comment.

Item 2.	Properties

We have our corporate headquarters on our campus in Jacksonville, Florida, which we lease from our former affiliate, Lender Processing Services (“LPS”). The majority of our branch offices are leased from third parties (see note L to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 43 states, Washington, DC, Puerto Rico, Canada, and Mexico.

Item 3.	Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

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

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters. In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.

There are class actions pending against several title insurance companies, including Security Union Title Insurance Company, Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and Ticor Title Insurance Company, alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and/or failed to give discounts in refinancing transactions in violation of the filed rates. These cases include:

Arizona

•	Ramirez v. Fidelity National Title Insurance Company, filed on March 27, 2009, in Pima County Superior Court, State of Arizona

Connecticut

•	Mahon v. Chicago Title Insurance Company, Ticor Title Insurance Company, and Ticor Title Insurance Company of Florida, filed on April 28, 2009, in the U.S. District Court for the District of Connecticut

Florida

•	Bleich v. Chicago Title Insurance Company, filed on June 5, 2007, in the Circuit Court for Miami Dade County, State of Florida

•	Chereskin v. Fidelity National Title Insurance Company of New York, filed on September 21, 2004, in the Circuit Court for Nassau County, State of Florida

•	Figueroa v. Fidelity National Title Insurance Company, filed on April 20, 2004, in the Circuit Court for Miami Dade County, State of Florida

•	Grosso v. Fidelity National Title Insurance Company of New York, filed on August 24, 2004, in the Circuit Court for Broward County, State of Florida

•	Higgins v. Commonwealth Land Title Insurance Company, filed on September 20, 2004, in the Circuit Court of Nassau County, State of Florida

•	Turner v. Chicago Title Insurance Company, filed on November 10, 2004, in the Circuit Court for Nassau County, State of Florida

Kentucky

•	Tenhundfeld v. Chicago Title Insurance Company, filed on February 15, 2007, in the United States District Court for the Eastern District of Kentucky

Michigan

•	Corwin v. Lawyers Title Insurance Corporation, filed October 2, 2009, in the U.S. District Court for the Eastern District of Michigan

•	Hoving v. Transnation Title Insurance Company, filed December 13, 2007, in the U.S. District Court for the Eastern District of Michigan

New Hampshire

•	Carberry v. Commonwealth Land Title Insurance Company, filed April 10, 2008, in the Stafford County Superior Court, State of New Hampshire

•	Fitzpatrick v. Chicago Title Insurance Company, filed July 23, 2009, in the Hillsborough County Superior Court, State of New Hampshire

New Jersey

•	Charles v. Lawyers Title Insurance Corporation, filed May 24, 2006, in the U.S. District Court for the District of New Jersey

New Mexico

•	Woodard v. Fidelity National Financial, filed December 7, 2006, in the U.S. District Court for the District of New Mexico

New York

•	Partell v. Lawyers Title Insurance Corporation, filed February 26, 2008, in the U.S. District Court for the Western District of New York

Ohio

•	Dubin v. Security Union Title Insurance Company, filed on March 12, 2003, in the Court of Common Pleas, Cuyahoga County, Ohio

•	Macula v. Lawyers Title Insurance Corporation, filed May 25, 2007, in the U.S. District Court for the Northern District of Ohio, Eastern District

•	Randleman v. Fidelity National Title Insurance Company, filed on February 15, 2006 in the U.S. District Court for the Northern District of Ohio, Western Division

Pennsylvania

•	Alberton v. Commonwealth Land Title Insurance Company filed on July 24, 2006 in the United States District Court of the Eastern District of Pennsylvania

•	Cahall v. Fidelity National Title Insurance Company and Fidelity National Title Insurance Company of New York, filed on January 2, 2008, in the U.S. District Court for the Eastern District of Pennsylvania

•	Cohen v. Chicago Title Insurance Company, filed on January 27, 2006 in the Court of Common Pleas of Philadelphia County, Pennsylvania

•	Coleman v. Commonwealth Land Title Insurance Company, filed February 18, 2009, in the U.S. District Court for the Eastern District of Pennsylvania

•	DeCooman v. Lawyers Title Insurance Corporation, filed on August 12, 2005 in the Court of Common Pleas of Allegheny County, Pennsylvania

•	Guizarri v. Ticor Title Insurance Company, filed on October 17, 2006 in the U.S. District Court for the Eastern District of Pennsylvania

•	O’Day v. Ticor Title Insurance Company of Florida, filed on October 18, 2006 in the U.S. District Court for the Eastern District of Pennsylvania

•	Patterson v. Fidelity National Title Insurance Company of New York, filed on October 27, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania

•	Schwartz v. Lawyers Title Insurance Company, filed February 26, 2009, in the U.S. District Court for the Eastern District of Pennsylvania

Texas

•	Hancock v. Chicago Title Insurance Company, filed on August 22, 2007; filed in the United States District Court for the Northern District of Texas

•	Chapman v. Commonwealth Land Title Insurance Company, filed on January 29, 2009; filed in the United States District Court for the Northern District of Texas

•	Patino v. Lawyers Title Insurance Corporation, filed August 16, 2006, in the U.S. District Court for the Northern District of Texas, Dallas Division

•	Walker v. Fidelity National Title Insurance Company, filed October 21, 2009, in the U.S. District Court for the Northern District of Texas, Dallas Division

In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (now Continental Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are numerous complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Where there are multiple cases in one state they have been consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. In 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs have appealed. On February 11, 2010, the Second Circuit Court of Appeals in a summary opinion affirmed the dismissal of the complaint in so far as it alleged antitrust violations. A count of the complaint alleging RESPA violations remains, however the Company believes it is meritless and will be dismissed on motion. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint and the court denied the motion. The case will proceed on a state consumer protection cause of action. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery and a schedule for summary judgment briefing after the first of the year has been set. The magistrate has recommended that the Ohio complaint be dismissed. On December 17, 2009 the District Court judge heard motions on the recommendation, and permitted the filing of additional briefs on January 25, 2010. On February 2, 2010, the District Court judge recused himself, and the matter has been transferred to a new judge. In New Jersey, the Company’s motion to dismiss the amended complaint remains under submission. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed. These cases include:

Arkansas

•	Classic Homes and Development, LLC v. Fidelity National Title Insurance Company, filed on March 19, 2008, in the Eastern District of Arkansas

California

•	In re California Title Insurance Litigation, filed on March 10, 2008, in the Northern District of California

Delaware

•	McCray, et al. v. Fidelity National Title Insurance Company, et al., filed on October 15, 2008, in the District of Delaware

New Jersey

•	In re New Jersey Title Insurance Litigation, filed on March 19, 2008, in the District of New Jersey

New York

•	Dolan, et al. v. Fidelity National Title Insurance Company, et al. (consolidated New York Actions), filed on February 1, 2008, in the Eastern District of New York

Ohio

•	In re Title Insurance Antitrust Cases, filed March 18, 2008, in the Northern District of Ohio

Pennsylvania

•	In re Pennsylvania Title Insurance Antitrust Litigation (consolidated), filed on August 22, 2008, in the Eastern District of Pennsylvania

Texas

•	Winn, et al. v. Alamo Title Insurance Company, et al., filed on April 3, 2008, in the Eastern District of Texas

Washington

•	In re Washington Title Insurance Price Fixing Litigation, filed on March 10, 2008, in the Western District of Washington

West Virginia

•	Backel, et al. v. Fidelity National Title Insurance Company, et al., filed on March 20, 2008, in the Southern District of West Virginia

On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents (the “Title Insurer Defendants”), including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. In the third party complaint, Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The Title Insurer Defendants organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest filed its fifth amended third party complaint against the defendants, and the Title Insurer Defendants moved to dismiss. On January 19, 2010 the court granted the motion as to the negligence claims, but denied the motion as to the contract claims and negligent misrepresentation claims. The Title Insurer Defendants will answer the Fifth Amended complaint.

There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by us. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case filed in Missouri (Hartis) in the summer of 2008 but removed to the Federal District Court in Missouri, seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court

in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. In September 2009, we filed a motion to deny class certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been assigned to a judge and set for trial on March 1, 2010. On January 26, 2009, a recording fee class action was filed in New Jersey. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states. The plaintiff has appealed this decision and oral argument was heard in the Fifth Circuit Court of Appeals on November 2, 2009. On January 15, 2010, the Fifth Circuit Court of Appeals affirmed the Federal District Court’s decision to grant the named defendants’ motion for summary judgment (Arevalo). These cases include:

Colorado

•	Halpin v. United Title Company, Inc., filed on January 25, 2008, in the Boulder County District Court, Colorado

Missouri

•	Hartis v. Chicago Title Insurance Company, filed on August 21, 2008, in the U.S. District Court for the Western District of Missouri

•	Krause v. Chicago Title Insurance Company, filed on September 2, 2005, in the Circuit Court of Jackson County, Kansas City, Missouri

New Jersey

•	Chassen v. Fidelity National Financial, et al. filed in the U.S. District Court for the District of New Jersey

Texas

•	Arevalo v. Chicago Title Insurance Company and Ticor Title Insurance Company, filed on March 24, 2006, in the U.S. District Court for the Western District of Texas, San Antonio Division

There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees without performing any separate service for those fees which was not already included as a service for the “escrow fee.” Additionally, the Cornelius case alleges that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification were filed in both of these cases, and the Company then moved for summary judgment in both cases and to continue the briefing of the class certification motions until the summary judgment motions were determined. Both courts granted the motions to continue class certification briefing until the summary judgment motions were determined and those motions are now fully briefed and submitted. These cases are:

•	Bushbeck, et al. v. Chicago Title Insurance Company, filed on May 14, 2008, in the U.S. District Court for the Western District of Washington

•	Cornelius, et al. v. Fidelity National Title Insurance Company, filed on May 14, 2008, in the U.S. District Court for the Western District of Washington

A class action has been filed in state court in Hawaii against Fidelity National Title and Escrow of Hawaii, Inc. alleging the Company wrongfully released funds from escrow thereby engaging in unfair or deceptive trade practices in violation of state statute. The suit seeks damages, treble damages, prejudgment interest, attorney’s fees and costs. We answered the complaint and are investigating the allegations informally and through discovery. The case filed is Cynthia A. Smith Berg, et al. v. Fidelity National Title and Escrow of Hawaii, Inc. filed December 1, 2009 in the Circuit Court of the Fifth Circuit, State of Hawaii.

A class action filed in District Court in Nevada has been amended to allege a cause of action for breach of fiduciary duty in handling escrows against Commonwealth Land Title Insurance Company and Fidelity National Title Agency of Nevada, Inc. The complaint seeks compensatory and punitive damages and attorney’s fees. We are investigating the allegations and have moved for a more definite statement of the allegations against it, which was opposed by plaintiffs and is now fully briefed and submitted. The case filed is Frank Taddeo, et al. v. American Invsco Corporation, Second Amended Complaint filed October 15, 2009 in the United States District Court, District of Nevada.

On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc (collectively, the “Defendants”). The lawsuits were later amended to include Commonwealth Land Title Company and Commonwealth Land Title Insurance Company as defendants in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has not yet been set. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability. These cases are:

•	Chaffin v. Lawyers Title Company and LandAmerica Financial Group, Inc., filed on December 3, 2007 in the Superior Court for Los Angeles County

•	Hay v. Lawyers Title Company and LandAmerica Financial Group, Inc., filed on December 12, 2007 in the Superior Court for Los Angeles County

The Georgia Insurance Commissioner and the Company are engaged in discussions regarding market conduct matters involving rates, closing protection letters and the licensing of agents. Closing protection letters are standardized indemnity agreements given to individually named lenders and specify conditions under, and the extent to which, a title insurer will accept liability for the acts or omissions of its agents connected with the closing of insured real estate transactions. These discussions are in the early stage and we do not know the impact the outcome thereof will have on the Company, if any.

Various governmental entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.

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

			Cash Dividends
	High	Low	Declared

Year ended December 31, 2009
First quarter	$20.51	$14.20	$0.15
Second quarter	22.85	11.97	0.15
Third quarter	16.76	12.45	0.15
Fourth quarter	17.00	13.11	0.15

Year ended December 31, 2008
First quarter	$20.96	$12.60	$0.30
Second quarter	19.17	12.56	0.30
Third quarter	18.19	11.93	0.30
Fourth quarter	18.51	6.66	0.15

PERFORMANCE GRAPH

Set forth below is a graph comparing cumulative total stockholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2009. This peer group consists of the following companies: First American Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on our stock market capitalization. The graph assumes an initial investment of $100.00 on October 18, 2005, with dividends reinvested over the periods indicated.

Comparison of 5 Year Cumulative Total Returns
Among Fidelity National Financial, Inc., the S&P 500 Index
and a Peer Group

ASSUMES $100 INVESTED ON OCTOBER 18, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

On February 1, 2010 the last reported sale price of our common stock on the New York Stock Exchange was $12.80 per share. As of January 31, 2010, we had approximately 5,995 stockholders of record.

On February 3, 2010, our Board of Directors formally declared a $0.15 per share cash dividend that is payable on March 31, 2010 to stockholders of record as of March 17, 2010.

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

Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2009, $2,435.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2010, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately

$289.4 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.

On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. On July 21, 2009, our Board of Directors approved a new three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. In October 2009, we began repurchasing shares under the program approved July 21, 2009, and, through December 31, 2009, we had repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2009 presentation.

Acquisitions among entities under common control such as Old FNF’s 2006 contribution of assets to us in connection with the 2006 Distribution are not considered business combinations and are to be accounted for at historical cost in accordance with generally accepted accounting principles on exchanges of ownership interests between enterprises under common control. Furthermore, the substance of that asset contribution, the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with the FASB’s guidance on accounting for reverse spinoffs. Accordingly, the historical financial statements of Old FNF became those of FNF. As a result, the data shown below for periods or dates prior to October 24, 2006, the date the 2006 Distribution was completed, are the data of Old FNF, including the results of both FIS and us as subsidiaries of Old FNF. Following completion of the 2006 Distribution, however, the criteria to account for FIS as discontinued operations as prescribed by the FASB’s guidance on accounting for the impairment or disposal of long-lived assets were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in our consolidated financial statements.

	Year Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(Dollars in millions, except per share)

Operating Data:
Revenue	$5,828.4	$4,251.2	$5,465.6	$9,434.4	$9,654.2

Expenses:
Personnel costs	1,649.8	1,322.0	1,668.6	3,225.3	3,224.7
Other operating expenses	1,343.5	1,179.8	1,078.8	2,075.0	1,702.3
Agent commissions	1,951.7	1,218.0	1,698.2	2,035.4	2,060.5
Depreciation and Amortization	109.2	122.1	127.9	460.8	406.3
Provision for claim losses	392.6	630.4	653.9	486.3	480.6
Interest expense	36.7	58.6	52.9	210.0	172.3

	5,483.5	4,530.9	5,280.3	8,492.8	8,046.7

Earnings (loss) before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	344.9	(279.7)	185.3	941.6	1,607.5
Income tax expense (benefit)	106.8	(119.9)	50.3	350.9	573.4

Earnings (loss) before equity in (loss) earnings of unconsolidated affiliates	238.1	(159.8)	135.0	590.7	1,034.1
Equity in (loss) earnings of unconsolidated affiliates	(11.7)	(13.4)	0.8	1.7	0.4

Earnings (loss) from continuing operations, net of tax	226.4	(173.2)	135.8	592.4	1,034.5
Net loss from discontinued operations, net of tax	(1.9)	(10.0)	(6.0)	—	—

Net earnings (loss)	224.5	(183.2)	129.8	592.4	1,034.5
Less: net earnings (loss) attributable to noncontrolling interests	2.2	(4.2)	—	154.6	70.4

Net earnings (loss) attributable to FNF common shareholders	$222.3	$(179.0)	$129.8	$437.8	$964.1

	Year Ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(Dollars in millions, except per share)

Per Share Data(6):
Basic net earnings (loss) per share attributable to FNF common shareholders	$0.99	$(0.85)	$0.60	$2.40	$5.56

Weighted average shares outstanding, basic basis(7)	224.7	210.0	216.6	182.0	173.5
Diluted net earnings (loss) per share attributable to FNF common shareholders	$0.97	$(0.85)	$0.59	$2.39	$5.55

Weighted average shares outstanding, diluted basis(7)	228.5	210.0	220.0	182.9	173.6
Dividends declared per share	$0.60	$1.05	$1.20	$1.17	$0.25
Balance Sheet Data:
Investments(8)	$4,685.4	$4,376.5	$4,101.8	$4,121.8	$4,564.2
Cash and cash equivalents(9)	202.1	315.3	569.6	676.4	513.4
Total assets	7,934.4	8,368.2	7,587.9	7,259.6	11,104.6
Notes payable	861.9	1,350.8	1,167.7	491.2	3,217.0
Reserve for claim losses(10)	2,541.4	2,738.6	1,419.9	1,220.6	1,113.5
Equity	3,344.9	2,856.8	3,298.0	3,530.4	3,916.1
Book value per share(11)	$14.53	$13.29	$15.48	$15.94	22.47
Other Data:
Orders opened by direct title operations	2,611,400	1,860,400	2,259,800	3,146,200	3,615,400
Orders closed by direct title operations	1,792,000	1,121,200	1,434,800	2,051,500	2,487,000
Provision for title insurance claim losses as a percent of title insurance premiums(10)	5.1%	18.2%	13.2%	7.5%	7.2%
Title related revenue(12):
Percentage direct operations	53.6%	58.7%	54.9%	53.7%	56.4%
Percentage agency operations	46.4%	41.3%	45.1%	46.3%	43.6%

(1)	Our financial results for the year ended December 31, 2009, include a decrease to our provision for claim losses of $74.4 million ($47.1 million net of income taxes) as a result of favorable claim loss development on prior policy years, offset by an increase to the provision for claim losses of $63.2 million ($40.0 million net of income taxes) as a result of unfavorable developments in the third quarter on a previously recorded insurance receivable.

(2)	Our financial results for the year ended December 31, 2008, include a charge to our provision for claim losses of $261.6 million ($157.0 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years and the results of various entities acquired on various dates during 2008.

(3)	Our financial results for the year ended December 31, 2007, include charges to our provision for claim losses totaling $217.2 million ($159.5 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years and the results of various entities acquired on various dates during 2007.

(4)	Beginning October 24, 2006, the date on which the 2006 Distribution was completed, our financial results no longer include the results of FIS. The operations of FIS continue to be included in our results for periods prior to October 24, 2006. In addition, FIS’s financial results for 2006 include the results of operations of Certegy Inc. (“Certegy”) since February 1, 2006, the date on which Certegy was acquired by FIS.

(5)	Our financial results for the year ended December 31, 2005 include in revenue and net earnings a $318.2 million gain on sale relating to the issuance of subsidiary stock, approximately $100.0 million in additional income tax expense relating to the distribution to our shareholders of a 17.5% interest of FNT and additional noncontrolling interest related to the noncontrolling interests issued in FNT and FIS.

(6)	Our historical basic and diluted earnings per share for 2006 and 2005 have been calculated using FNT’s basic and diluted weighted average shares outstanding.

(7)	Weighted average shares outstanding as of December 31, 2009 includes 18,170,000 shares that were issued as part of an equity offering by the Company on April 20, 2009.

(8)	Investments as of December 31, 2009, 2008, 2007, 2006, and 2005, include securities pledged to secure trust deposits of $288.7 million, $382.5 million, $513.8 million, $696.8 million, and $656.0 million, respectively. Investments as of December 31, 2009, 2008, 2007, 2006, and 2005 include securities pledged relating to our securities lending program of $25.6 million, $103.6 million, $264.2 million, $305.3 million and $138.7 million, respectively.

(9)	Cash and cash equivalents as of December 31, 2009, 2008, 2007, 2006, and 2005 include cash pledged to secure trust deposits of $96.8 million, $109.6 million, $193.5 million, $228.5 million, and $234.7 million, respectively. Cash and cash equivalents as of December 31, 2009, 2008, 2007, 2006 and 2005 include cash pledged relating to our securities lending program of $26.5 million, $107.6 million, $271.8 million, $316.0 million, and $143.4 million, respectively.

(10)	As a result of favorable title insurance claim loss development on prior policy years, we recorded a credit in 2009 totaling $74.4 million, or $47.1 million net of income taxes, to our provision for claims losses. As a result of adverse title insurance claim loss development on prior policy years, we recorded charges in 2008 totaling $261.6 million, or $157.0 million net of income taxes, and in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These credits/charges were recorded in addition to our average provision for claim losses of 7.25%, 8.5% and 7.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

(11)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(12)	Includes title insurance premiums and escrow, title-related and other fees.

Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,
	(In millions, except per share data)

2009
Revenue	$1,346.5	$1,559.5	$1,467.1	$1,455.3
Earnings (loss) from continuing operations before income taxes, equity in income of unconsolidated affiliates, and noncontrolling interest	(1.1)	131.7	108.3	106.0
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	(12.4)	92.0	73.4	69.3
Basic earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	(0.06)	0.40	0.32	0.30
Diluted earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	(0.06)	0.40	0.32	0.30
Dividends paid per share	0.15	0.15	0.15	0.15
2008
Revenue	$1,120.2	$1,162.4	$969.8	$998.8
Earnings (loss) from continuing operations before income taxes, equity in income of unconsolidated affiliates, and noncontrolling interest	42.0	16.5	(317.2)	(21.0)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	27.2	7.0	(198.3)	(14.9)
Basic earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	0.13	0.03	(0.95)	(0.07)
Diluted earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	0.13	0.03	(0.95)	(0.07)
Dividends paid per share	0.30	0.30	0.30	0.15

(1)	Includes a reduction of the loss provision of $74.4 million, or $47.1 million net of income taxes, and a loss provision charge of $63.2 million, $40.0 million net of income taxes, in 2009. Includes a loss provision charge of $261.6 million, or $157.0 million net of income taxes, in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title company in the United States. We also provide flood insurance, personal lines insurance and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a standalone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. (“we” or “FNF”). On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.”

We currently have three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. This segment consists of certain subsidiaries that issue flood, home warranty, homeowners’, automobile and other personal lines insurance policies.

•	Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).

Discontinued Operations

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

In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services, Inc., a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. Accordingly, the sale and results of FNRES prior to the exchange are reflected in the financial statements as discontinued operations for all periods presented. We received net proceeds of approximately $43 million from the exchange. There was no gain or loss recognized on the transaction.

Related Party Transactions

Our financial statements reflect transactions with FIS, which is a related party, and with LPS through March 15, 2009, which was a related party until that date. See note A of the Notes to Consolidated Financial Statements.

Business Trends and Conditions

Fidelity National Title Group

Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The volume of refinancing transactions in particular and mortgage originations in general declined over the past four years from 2005 and prior levels, resulting in reduction of revenues in some of our businesses.

We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak.

Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, from January 2001 through June 2004, the Federal Reserve decreased interest rates by a total of 550 basis points, bringing interest rates down to a low level and increasing the volume of residential real estate purchases and refinance activity. From June 2004 through September 2007, the Federal Reserve increased interest rates by a total of 425 basis points. In 2007, as interest rates on adjustable rate mortgages reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risk associated with investing in subprime mortgage loans. In addition, tighter lending standards and a bearish outlook on the real estate environment caused potential home buyers to become reluctant to purchase homes. In 2008, the increase in foreclosure activity, which had previously been limited to the subprime mortgage market, became more widespread as borrowers encountered difficulties in attempting to refinance their adjustable rate mortgages. In 2008 and 2009, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Multiple banks have failed over the past three years and others may fail in the future, further reducing the capacity of the mortgage industry to make loans. As a result of these factors, although orders and revenues increased in 2009, our title insurance order counts and revenues have decreased substantially over the past three years, as compared to levels prior to 2007.

In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December 2008 to 0.0%-0.25% compared to 4.25% in December 2007, and has kept rates consistent since that time. This reduction in interest rates, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. Mortgage interest rates remained consistent throughout 2009 and into the beginning of 2010. According to the Mortgage Bankers Association (“MBA”), U.S. mortgage originations (including refinancings) were approximately $2.1 trillion, $1.5 trillion and $2.3 trillion in 2009, 2008 and 2007, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.3 trillion mortgage origination market for 2010, which would be a decrease of 39.5% from 2009. The MBA forecasts that the 39.5% decrease will result almost entirely from decreased refinance activity.

Several pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions called the Troubled Asset Relief Program (“TARP”). On February 17, 2009, Congress also passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. Management believes that these measures have had a positive effect on our results of operations in 2009. On November 6, 2009, the President signed into law an extension of the first-time homebuyer credit to persons who sign a purchase contract by April 30, 2010 and close the purchase by June 30, 2010. This extension also expands the program to provide a $6,500 credit for buyers who have owned and lived in their current home for at least five of the past eight years.

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

On March 18, 2009, the Federal Reserve announced plans to provide greater support to mortgage lending and housing markets by buying up to $750 billion in mortgage-backed securities issued by agencies like Fannie Mae and Freddie Mac, bringing its total proposed purchases of these securities to a total of up to $1.25 trillion in 2009, and to increase its purchases of other agency debt in 2009 by up to $100 billion to a total of up to $200 billion. The Federal Reserve also announced that it will gradually slow the pace of its purchases of both agency debt and agency mortgage-backed securities, anticipating that these transactions will be executed by the end of the first quarter of 2010. Moreover, to help improve conditions in private credit markets, the Federal Reserve decided to purchase up to $300 billion of longer-term Treasury securities, which purchases were completed in October 2009.

On February 10, 2009, the Treasury Department introduced its Financial Stability Plan (“FSA”) that, together with the ARRA, is designed to restart the flow of credit, clean up and strengthen banks, and provide support to homeowners and small businesses. On March 23, 2009, as part of the FSA, the Treasury Department, together with the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, unveiled the Public-Private Investment Program (“PPIP”) to remove many troubled assets from banks’ books, representing one of the largest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital, capital from private investors and the funds from loans from the Federal Reserve’s Term Asset Lending Facility (“TALF”), the PPIP is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The government expected this program, consisting of the Legacy Loans Program and the Legacy Securities Program, to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The Legacy Securities Program, designed to attract private capital to purchase eligible mortgage-backed and asset-backed securities through the provision of debt financing by the Federal Reserve under the TALF, was implemented in the summer of 2009. The Legacy Loans Program, designed to attract private capital to purchase eligible loans from participating banks through the provision of debt guarantees by the FDIC and equity co-investment by the Treasury Department, is being tested by the FDIC. Through the end of 2009, we are uncertain to what degree these programs have affected, or may in the future affect, our business.

In the fourth quarter of 2008, we began to make changes in certain aspects of our approach to handling claims. Key changes implemented include a greater effort to collect contributions from agents that bear responsibility for losses, more stringent enforcement of documentation requirements for proof of claims, a more efficient process for dealing with minor, technical claim matters, and a greater focus on hiring counsel with lower rates. Our claims paid, since this initiative, have declined. We have also continued, in 2009, a process of reducing our total number of agents, with a focus in part on cancelling agents that have higher claims ratios and/or low remittances. These measures are collectively designed to reduce our claims expenses. We have taken similar measures with respect to the LFG Underwriters we recently acquired.

Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

In October 2008, we announced our plans to begin the process of reviewing and increasing our title insurance rates across the country. Through January 2010, we have instituted revised rates that are now effective in 24 states, including California, for certain of our underwriters. The pricing increases have been generally in the range of 5-10%. Additional rate revisions are pending in a number of other states.

Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above. However, we have experienced a significant decrease in our commercial fee per file, which we believe is due, in part, to a decrease in the number of closings of larger deals that generally have a higher fee per file resulting from difficulties or delays in obtaining financing. In addition, we believe that many banks have significant commercial loans which are coming due and in danger of default which may further negatively impact the availability of financing to commercial transactions.

Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In 2007 through 2009, we have seen a divergence from these historical trends. We believe tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and apart from the first nine months of 2009, have generally suppressed refinance activity.

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

Revenues from our personal lines insurance and home warranty businesses are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share. Recently, revenues from our homeowners’ insurance business have decreased as a result of efforts to tighten our underwriting standards and eliminate unprofitable agents and territories, a strategy which we believe will benefit us in the long term.

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

Reserve for Claim Losses.  Title companies issue two types of policies, owner’s and lender’s policies, since both the new owner and the lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner’s policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender’s policy insures the priority of the lender’s security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim; however, from time to time, we do incur losses in excess of policy limits. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy.

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

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	December 31,		December 31,
	2009	%	2008	%
	(In millions)

PLR	$358.5	14.4%	$344.9	12.9%
IBNR	2,130.3	85.6%	2,334.1	87.1%

Total Reserve	$2,488.8	100.0%	$2,679.0	100.0%

Although most claims against title insurance policies are reported relatively soon after the policy has been issued, claims may be reported many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions, as well as the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current premiums. This loss provision rate is set to provide for losses on current year policies. We have been recording our loss provision at an average of 7.25% and 8.5% of premiums during 2009 and 2008, respectively. At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuarial point estimate provided in the actuarial calculation.

Due to the uncertainty inherent in the process and to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s point estimate, but not at the point estimate, we assess other factors in order to determine our best estimate. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data used by our internal actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our internal actuary’s point estimate, we would record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.

As of September 30, 2009, our recorded reserve for title insurance claims losses was $2.644 billion, $74.4 million higher than our internal actuary’s point estimate of $2.570 billion. As a result, at September 30, 2009, management determined that our initial recorded amount was outside of a reasonable range from our internal actuary’s point estimate and released $74.4 million of excess reserves in addition to recording our 7.0% provision for claims losses. This resulting balance of $2.570 billion in our title insurance claim loss reserve was in agreement with our actuary’s point estimate at September 30, 2009. The release of excess reserves during the quarter ended September 30, 2009, was due to analysis of our reserve position in light of consistently lower claim payments since the third quarter of 2008. As of December 31, 2009, our reserve for title claim losses was $2.5 billion, which we believe is adequate as of December 31, 2009.

As of September 30, 2008, our initial recorded reserve for title insurance claim losses was $1.303 billion, $261.6 million lower than our internal actuary’s point estimate of $1.565 billion. As a result, at September 30, 2008, management determined that our initial recorded amount was outside of a reasonable range from our internal actuary’s estimate and we recorded a charge of $261.6 million in addition to our 8.5% provision for claim losses. This charge resulted in a balance of $1.565 billion in our title insurance claim loss reserve, which was in agreement with our actuary’s point estimate at September 30, 2008. The significant development during the quarter ended September 30, 2008, was due to changes in our actuarial model resulting, in part, from adverse claim loss development on prior policy years. Because of continued adverse reported and paid claim trends over the previous six quarters, our actuarial model in the third quarter of 2008 was modified to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. At December 31, 2008, our initial reserve for claim losses, excluding the reserve for claim losses included in the net assets that we purchased from LFG, was $1.563 billion, which was $16.1 million, or 1.0%, higher than our internal actuary’s point estimate of $1.547 billion. We believe our recorded position was adequate as of December 31, 2008.

In connection with the acquisition of the LFG Underwriters on December 22, 2008, we recorded a reserve for claim losses of $1,115.8 billion. The acquired reserves were computed by performing an actuarial analysis which utilized a process similar to FNF’s process described above and then applying an adjustment to the actuarial balance to record the acquired reserves at their estimated fair value as of December 31, 2008. The fair value adjustments were calculated by taking the estimated payment stream of the actuarial reserves and discounting them utilizing the U.S. Treasury Yield Curve. We then applied a discounted risk and profit load to the discounted reserves to estimate the fair value of the claim loss reserves at December 31, 2008. During 2009 we completed our evaluation of the fair value of this claims reserve as of the acquisition date and reduced the balance by $3.1 million to reflect our best estimate and the results of third party evaluations of the fair value of the liability.

The table below presents our title insurance loss development experience for the past three years.

	2009	2008	2007
	(In millions)

Beginning balance	$2,679.0	$1,354.1	$1,154.9
Reserve assumed/(transferred)(a)	(3.1)	1,115.8	—
Claims loss provision related to:
Current year	286.7	229.1	285.1
Prior years	(85.2)	261.9	217.2

Total claims loss provision	201.5	491.0	502.3

Claims paid, net of recoupments related to:
Current year	(9.7)	(12.9)	(17.0)
Prior years	(378.9)	(269.0)	(286.1)

Total claims paid, net of recoupments	(388.6)	(281.9)	(303.1)

Ending balance	$2,488.8	$2,679.0	$1,354.1

Title premiums	$3,927.6	$2,695.0	$3,800.5

	2009	2008	2007

Provision for claim losses as a percentage of title insurance premiums:
Current year	7.3%	8.5%	7.5%
Prior years	(2.2)%	9.7%	5.7%

Total provision	5.1%	18.2%	13.2%

(a)	Reserves assumed relate to the purchase of the LFG Underwriters.

An approximate $39.3 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2009 title premiums of $3,927.6 million. A 5% increase (decrease) in our estimate of the reserve for claim losses would result in an increase (decrease) in our provision for title claim losses of approximately $196.4 million.

For our specialty insurance businesses, we had claims reserves of $52.6 million and $59.6 million as of December 31, 2009 and 2008.

Valuation of Investments.  We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our intent and need to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we do not anticipate having the need or intent to sell prior to maturity. Unrealized losses on investments in equity securities and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. We believe that our monitoring and analysis has allowed for the proper recognition of other-than-temporary impairments over the past three-year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. Our investment portfolio exposure to sub-prime mortgage-backed securities is immaterial.

In 2006, the FASB issued a standard on measuring fair value which defined fair value, established a framework for measuring fair value, and expanded required disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. The standard on fair value did not require any new fair value measurements, but applied under other accounting pronouncements that require or permit fair value measurements. In accordance with the requirements of the standard on fair value, we adopted the standard for financial assets and financial liabilities that are re-measured for fair value on a recurring basis as of January 1, 2008. The standard was adopted for nonfinancial assets and nonfinancial liabilities for which fair value measurements are determined on a non-recurring basis only when there is an indication of potential impairment, as of January 1, 2009, as required by the standard.

The fair value hierarchy established by the standard on fair value includes three levels, which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with the standard on fair value, our financial assets and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, respectively:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)

Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Foreign government bonds	—	38.8	—	38.8
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed-maturity	—	—	45.2	45.2
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7

Total	$92.5	$3,479.0	$123.9	$3,695.4

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In millions)

Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$558.7	$—	$558.7
State and political subdivisions	—	1,049.1	—	1,049.1
Corporate debt securities	—	875.0	—	875.0
Foreign government bonds	—	43.5	—	43.5
Mortgage-backed/asset-backed securities	—	293.2	—	293.2
Other fixed-maturity	—	2.3	32.0	34.3
Equity securities available for sale	71.5	—	—	71.5

Total	$71.5	$2,821.8	$32.0	$2,925.3

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

Our investments classified as Level 3 consist of auction rate securities which were included in the assets of the LFG Underwriters that were acquired on December 22, 2008, and structured notes that we purchased in the third quarter of 2009. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. These securities represent less than one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. The structured notes represent less than two percent of our total investment portfolio.

During 2009, 2008, and 2007, we recorded other-than-temporary impairments totaling $6.9 million, $59.0 million, and $3.1 million, respectively. Impairment charges in 2009 related to equity securities that were deemed other-than-temporarily impaired. Impairment charges in 2008 included $25.4 million related to our fixed maturity securities, $30.1 million related to our equity securities, and $3.5 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to the fixed maturity securities were primarily the result of our conclusion that the credit risk relating to the holdings was too high to not impair the assets and record the loss through earnings. The impairment charges relating to the equity securities were primarily the result of the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.

Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2009 and 2008, goodwill aggregated $1,455.2 million and $1,581.7 million, respectively. The majority of our goodwill as of December 31, 2009 and 2008 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The decrease of $126.5 million for the year ended December 31, 2009, relates primarily to fair value adjustments to the goodwill acquired in the acquisition of the LFG Underwriters and the disposal of FN Capital and FNRES during the year. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2009, 2008, or 2007. As of December 31, 2009, we have determined that we have a fair value which substantially exceeds our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill.

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

The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. In 2008 we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded an impairment charge of $4.0 million relating to the write-off of these assets. These impairments were recorded as other operating expense in our Consolidated Statement of Operations. There were no impairment charges recorded relating to intangible assets during 2009 or 2007.

Revenue Recognition.  The following describes our revenue recognition policies as they pertain to each of our segments:

Fidelity National Title Group.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During the second half of 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in 2008 revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in 2008 pre-tax earnings and $7.6 million in 2008 net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.

Specialty Insurance Segment.  Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Accounting for Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the Consolidated Statement of Operations. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.

Certain Factors Affecting Comparability

Year ended December 31, 2009.  For the year ending December 31, 2009, our Consolidated Statement of Operations includes the results of the LFG Underwriters, acquired December 22, 2008 (see note B of the Notes to Consolidated Financial Statements). As a result of favorable claim loss development on our prior policy years, we released excess reserves of $74.4 million, or $47.1 million net of income taxes, to our provision for claim losses. In addition, we recorded an average 7.25% provision for claims losses. Also, as a result of recent court rulings, we reversed an insurance receivable by $63.2 million, or $40.0 million, net of income taxes, as an increase to our provision for claim losses.

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

Results of Operations

Consolidated Results of Operations

Net earnings (loss).  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Revenue:
Direct title insurance premiums	$1,475.3	$1,140.3	$1,601.8
Agency title insurance premiums	2,452.3	1,554.7	2,198.7
Escrow, title-related and other fees	1,352.9	1,071.3	1,076.0
Specialty insurance	366.0	373.4	386.4
Interest and investment income	154.5	134.0	184.2
Realized gains and losses, net	27.4	(22.5)	18.5

Total revenue	5,828.4	4,251.2	5,465.6

Expenses:
Personnel costs	1,649.8	1,322.0	1,668.6
Other operating expenses	1,343.5	1,179.8	1,078.8
Agent commissions	1,951.7	1,218.0	1,698.2
Depreciation and amortization	109.2	122.1	127.9
Provision for claim losses	392.6	630.4	653.9
Interest expense	36.7	58.6	52.9

Total expenses	5,483.5	4,530.9	5,280.3

Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	344.9	(279.7)	185.3
Income tax expense (benefit)	106.8	(119.9)	50.3
Equity in (loss) earnings of unconsolidated affiliates	(11.7)	(13.4)	0.8

Net earnings (loss) from continuing operations	$226.4	$(173.2)	$135.8

Orders opened by direct title operations	2,611,400	1,860,400	2,259,800
Orders closed by direct title operations	1,792,000	1,121,200	1,434,800

Revenues.

Total revenue in 2009 increased $1,577.2 million compared to 2008, reflecting increases in the Fidelity National Title Group and corporate and other segments, partially offset by a decrease in the specialty insurance segment. Total revenue in 2008 decreased $1,214.4 million compared to 2007, reflecting decreases across all business segments.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)

Direct	$1,475.3	37.6%	$1,140.3	42.3%	$1,601.8	42.1%
Agency	2,452.3	62.4	1,554.7	57.7	2,198.7	57.9

Total title insurance premiums	$3,927.6	100.0%	$2,695.0	100.0%	$3,800.5	100.0%

In 2009, the proportion of agency premiums to direct premiums increased, with agency premiums comprising 62.4% of total premiums in 2009, compared with 57.7% in 2008. The mix of agency premiums as a percentage of total title insurance premiums increased in 2009 due to the acquisition of the LFG Underwriters in December 2008, which historically had a higher percentage of agency business. In 2008 and 2007, our mix of direct and agency title premiums stayed relatively consistent, with agency premiums comprising 57.7% of total premiums in 2008, compared with 57.9% in 2007.

The increase in title premiums from direct operations in 2009 compared to 2008 was due to our acquisition of the LFG Underwriters and increases in closed order volumes, which were partially offset by decreases in average fee per file. Excluding the operations of the LFG Underwriters in 2009, direct title premiums increased $78.1 million, or 6.8%, in 2009 compared to 2008. Direct title premiums decreased $461.5 million, or 28.8%, in 2008 compared to 2007. The decreased level of direct title premiums in 2008 is the result of decreases in closed order volumes and fee per file. Excluding the operations of LFG Underwriters in 2009, closed order volumes in our direct operations were approximately 1,507,800 in 2009, 1,121,200 in 2008, and 1,434,800 in 2007. Increases in 2009 reflect increases in refinance transactions as mortgage rates remained at historic lows during the year. Mortgage interest rates in 2009 were significantly lower than in 2008 due to the introduction of government programs designed to provide liquidity to the home mortgage market. Decreases in 2008 reflect declines in the purchase and refinance markets, which were partially offset by some strengthening in the refinance market very close to the end of 2008. These declines can be attributed to the lack of liquidity in the mortgage market as mortgage default levels continued to increase, and to falling home prices, which caused potential buyers to defer purchase decisions. Average mortgage interest rates in the year ended December 31, 2008, were slightly lower than rates in the year ended December 31, 2007 and decreased substantially at the end of 2008 as the government introduced programs intended to increase liquidity in the mortgage markets. In September 2007, the Federal Reserve began decreasing interest rates to infuse money into the economy, decreasing rates by a total of 100 basis points during 2007. During 2008, the Federal Reserve continued to decrease the federal funds rate by a total of 425 basis points. The federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. The average fee per file in our direct operations, excluding the operations of the LFG Underwriters in 2009, was $1,236, $1,503, and $1,635 for the years ended December 31, 2009, 2008, and 2007, respectively. The decreases in 2009 and 2008 reflect a decline in home values, a slow commercial market, and an increase in refinance transactions relative to purchase transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Including the operations of the LFG Underwriters, closed order volumes and fee per file were 1,792,000 and $1,248 respectively, for the year ending December 31, 2009.

The increase in agency premiums was primarily due to our acquisition of the LFG Underwriters and high remittances compared to prior years. Excluding the title premiums generated by the LFG Underwriters in 2009, agency title premiums increased $144.5 million, or 9.3%, in 2009 compared to 2008 and decreased $644.0 million, or 29%, in 2008 compared to 2007. The increase in 2009 was primarily due to increased remittances and accrued agency premiums that were consistent with the increases in direct title premiums, partially offset by reductions in agency relationships. The decrease in 2008 was primarily due to decreases in accrued agency premiums that were relatively consistent with the decreases in direct title premiums. The decrease in 2008 also includes a change in accounting estimate related to an accrual that is included in agency premium revenues and commissions. The accrual is based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During 2008, we re-evaluated and refined the method that we use to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008.

Escrow, title-related and other fees increased $281.6 million, or 26.3%, in 2009 compared to 2008 and increased $4.7 million, or less than 1% in 2008 compared to 2007. The increase in 2009 is primarily due to the acquisition of the LFG Underwriters. Excluding the LFG Underwriters, escrow, title-related and other fees increased $116.5 million, or 11.3% in 2009 compared to 2008. Escrow fees are more directly related to our direct operations and fluctuate in a pattern generally consistent with the fluctuation in direct title insurance premiums and order counts. Excluding the LFG Underwriters, escrow fees, increased $78.1, or 7.6% in 2009 compared to 2008. The percentage increase in escrow fees was greater than the percentage increase in direct premiums primarily as a result of an increase in residential direct title premiums, for which escrow fees are proportionately higher, and a decrease in commercial direct title premiums, for which escrow fees are proportionately lower. Other fees increased $38.4 million or 3.7% for the year ended December 31, 2009 due to an increase in the division of our business that manages real estate owned by financial institutions as well as recent acquisitions.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $154.5 million, $134.0 million, and $184.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Average invested assets were $4,288.8 million, $3,545.5 million, and $4,415.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. The tax equivalent yield, excluding realized gains and losses, was 4.4%, 4.3%, and 5.0% for the years ended December 31, 2009, 2008, and 2007, respectively.

Net realized gains (losses) were $27.4, $(22.5) million, and $18.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The net realized gain for the year ended December 31, 2009, included impairment charges totaling $6.9 million on equity securities that were deemed to be other-than-temporarily impaired, net realized gains on sales of investments of $22.8 million, and net gains on sales of other assets of $4.6 million. The net realized loss for the year ended December 31, 2008, included impairment charges totaling $59.0 million on fixed maturity and equity securities and other investments that were deemed to be other-than-temporarily impaired, net realized gains on sales of investments of $4.4 million, net gains on sales of other assets of $7.3 million, and a gain of $24.8 million on the sale of 20% of our interest in Sedgwick. During the year ended December 31, 2007, we recorded impairment charges on equity security investments that we considered to be other-than-temporarily impaired of $3.1 million with the remainder of net realized gains each made up of a number of gains and losses on various transactions, none of which were individually significant.

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

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,649.8 million, $1,322.0 million, and $1,668.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Personnel costs as a percentage of total revenues were 28.3%, 31.1%, and 30.5% for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in personnel costs in 2009 was primarily due to the acquisition of the LFG Underwriters and an increase in order volumes. The increase included a $23.9 million synergy bonus earned in 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. The decrease in personnel costs in 2008 was primarily due to employee reductions in the Fidelity National Title Group and corporate and other business segments, partially offset by an increase in the specialty insurance segment. On a consolidated basis, we reduced our full-time equivalent employees by about 2,100 during 2008 and 3,100 during 2007. Included in personnel costs is stock-based compensation expense of $33.7 million, $32.7 million, and $29.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses were $1,343.5 million, $1,179.8 million, and $1,078.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, with an increase of $176.4 million in the Fidelity National Title Group segment due to the acquisition of the LFG Underwriters, less than $0.1 million change in the specialty insurance segment, and a decrease of $12.8 million in the corporate and other segment.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)

Agent title premiums	$2,452.3	100.0%	$1,554.7	100.0%	$2,198.7	100.0%
Agent commissions	1,951.7	79.6	1,218.0	78.3	1,698.2	77.2

Net	$500.6	20.4%	$336.7	21.7%	$500.5	22.8%

Net margin from agency title insurance premiums we retain as a percentage of total agency premiums decreased from 21.7% in 2008 to 20.4% in 2009. This is primarily due to the acquisition of the agency relationships associated with the LFG Underwriters, for which the agent retained commission was consistently higher than that of legacy FNF agency relationships. Net margin from agency title insurance premiums we retain as a percentage of total agency premiums remained relatively consistent from 2007 to 2008.

Depreciation and amortization expense was $109.2 million, $122.1 million, and $127.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in 2009 reflects a decrease in the Fidelity National Title Group segment by $14.5 million offset by increases in the specialty insurance segment by $0.2 million and $1.4 million in the corporate and other segment. The decrease in 2008 reflects decreases in the Fidelity National Title Group and specialty insurance segments, partially offset by increases in the corporate and other segment. The increases in the corporate and other segment in 2009 and in 2008 reflect recent acquisitions.

The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the years ended December 31, 2009, 2008, and 2007, was comprised of $264.7 million, $491.0 million, and $502.3 million, respectively, from the Fidelity National Title Group segment and $127.9 million, $139.4 million, and $151.6 million, respectively, from the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.

Interest expense for the years ended December 31, 2009, 2008, and 2007 was $36.7 million, $58.6 million, and $52.9 million, respectively. The decrease in 2009 was primarily due to a decrease in interest rates on our floating rate debt and repurchase of several bonds during the year. The increase in 2008 was primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007 and 2008 borrowings used for general corporate purposes.

Income tax expense (benefit) was $106.8 million, $(119.9) million, and $50.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes for the years ended December 31, 2009, 2008, and 2007 was 31.0%, 42.9%, and 27.1%, respectively. The fluctuation in income tax expense (benefit) as a percentage of earnings (loss) before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings (loss) year to year, such as the weighting of operating income versus investment income. Income tax benefit as a percentage of loss before income taxes was higher than normal for the year ended December 31, 2008, due to the fact that, in periods when a net loss is recognized, the effect of tax-exempt interest income is reversed. Generally, when pretax income is recognized, tax-exempt income has the effect of lowering the effective tax rate whereas, when a pretax loss is recognized, tax-exempt income has the effect of increasing the effective tax rate.

Equity in (losses) earnings of unconsolidated affiliates was $(11.7) million, $(13.4) million, and $0.8 million for the years ended December 31, 2009, 2008, and 2007, and primarily consisted of our equity in the net (losses) earnings of Ceridian, Remy, and Sedgwick.

Segment Results of Operations

Fidelity National Title Group

The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Revenues:
Direct title insurance premiums	$1,475.3	$1,140.3	$1,601.8
Agency title insurance premiums	2,452.3	1,554.7	2,198.7
Escrow, title-related and other fees	1,300.6	1,034.3	1,034.5
Interest and investment income	138.4	120.2	164.9
Realized gains and losses, net	27.0	(32.9)	5.1

Total revenue	5,393.6	3,816.6	5,005.0

Expenses:
Personnel costs	1,565.3	1,253.6	1,594.5
Other operating expenses	1,140.6	964.3	891.8
Agent commissions	1,951.7	1,218.0	1,698.1
Depreciation and amortization	100.5	115.0	120.2
Provision for claim losses	264.7	491.0	502.3
Interest expense	0.8	5.7	14.6

Total expenses	5,023.6	4,047.6	4,821.5

Earnings (loss) before income taxes and equity in (loss) earnings of unconsolidated affiliates	$370.0	$(231.0)	$183.5

Total revenues in 2009 increased $1,577.0 million, an increase of 41.3% compared to 2008. Total revenues in 2008 decreased $1,188.4 million to $3,816.6 million, a decrease of 23.7% compared to 2007. For an analysis of this segment’s revenues, see the analysis of direct and agency title insurance premiums and escrow and other title-related fees under “Consolidated Results of Operations.”

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income for the years ended December 31, 2009, 2008 and 2007, was $138.4 million, $120.2 million, and $164.9 million, respectively. The increase in 2009 compared to 2008 was primarily the result of an increased investment portfolio resulting from the acquisition of the LFG Underwriters, partially offset by declines in short-term interest rates and a decrease in interest income attributable to the securities lending program. The decrease in 2008 compared to 2007 was the result of decreases in both average invested assets and a decrease in interest rates. For the years ended December 31, 2009, 2008, and 2007, average invested assets were $3,864.6 million, $3,104.7 million, and $3,791.4 million, respectively, and the tax equivalent yield, excluding realized gains and losses, was 4.8%, 4.4%, and 5.3%, respectively.

Net realized gains and losses for the years ended December 31, 2009, 2008, and 2007 were $27.0 million, $(32.9) million, and $5.1 million, respectively. Net realized gains and losses recorded in the year ended December 31, 2009, included impairment charges of $6.9 million, net realized gains on investments of $24.6 million, and net gains from sales of other assets of $2.4 million. Net realized gains and losses recorded in the year ended December 31, 2008, included impairment charges of $48.8 million on fixed maturity and equity securities and other investments that were deemed other-than-temporarily impaired, net realized gains on investments of $15.0 million, and net gains from sales of other assets of $0.9 million. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was high and thus the assets are likely permanently impaired. The impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held. For the year ended December 31, 2007, realized gains and losses were each made up of a number of gains and losses on various transactions, none of which were individually significant.

Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,565.3 million, $1,253.6 million, and $1,594.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in 2009 resulted from the acquisition of the LFG Underwriters and an increase in order volumes. The decreases in 2008 resulted from decreases in the number of personnel implemented in response to the decline in order volumes and from decreases in average annualized personnel costs per employee. Personnel costs, as a percentage of direct title insurance premiums and escrow, title-related and other fees, were 56.4% in 2009, 57.6% in 2008, and 60.5% in 2007. Average employee count increased to 14,661 in 2009 from 13,957 in 2008 primarily due to the addition of the LFG Underwriters. Average employee count decreased in 2008 from 16,416 in 2007 primarily due to headcount reduction initiatives in 2008.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, advertising expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $1,140.6 million, $964.3 million, and $891.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 41.1% in 2009, 44.3% in 2008, and 33.8% in 2007. Other operating expenses for the years ended December 31, 2009, 2008 and 2007, included $5.3 million, $23.4 million and $13.0 million, respectively, in abandoned lease charges relating to office closures. The increase in other operating expenses in 2009 is primarily the result of the acquisition of the LFG Underwriters. The increase in other operating expenses in 2008 included a decrease of $101.4 million in benefits related to our escrow balances, which are reflected as an offset to other operating expenses, equal increases in revenues and expenses of $75.7 million associated with a division of our business that manages real estate owned by financial institutions, and recent acquisitions. These increases were partially offset by operating expense reductions in our core title operations as we continue to cut costs in response to the decrease in title insurance and other title-related activity. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased in 2009 and 2008 due to decreases in escrow balances, decreases in short-term interest rates and increases in the portion of those benefits derived from tax exempt income.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $201.5 million, $491.0 million, and $502.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. These amounts reflected average claim loss provision rates of 7.25%, 8.5%, and 7.5% of title premiums for the years ended December 31, 2009, 2008, and 2007, respectively, and also included additional credits/charges as follows:

For the year ended December 31, 2009, a credit of $74.4 million was recorded due to favorable claim loss development on prior policy years. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, the Company paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of December 31, 2009, we carried an $8.2 million receivable related to these coverages. Subsequent to December 31, 2009, we reached a settlement agreement with the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8 million in compensatory damages. The $16.2 million settlement amount was received in February 2010.

Our claim loss provision as a percentage of total title premiums was 5.1%, 18.2%, and 13.2% for the years ended December 31, 2009, 2008, and 2007, respectively. For the year ended December 31, 2009, in response to lower than anticipated claims experience, we decreased our claim loss provision rate from 8.5% to 7.0% at year-end, with an average claim loss provision rate of 7.25% for the year. For the year ended December 31, 2008, in response to greater than anticipated claims experience, we increased our claim loss provision rate from 7.5% to 8.5% of total title premiums. In addition, for the year ended December 31, 2008, an additional charge of $261.6 million was recorded due to a change in our actuarial model which resulted, in part, from adverse claim loss development on prior policy years, and, for the year ended December 31, 2007, additional charges totaling $217.2 million resulted from adverse claim loss development on prior policy years. See “Critical Accounting Estimates” for further discussion relating to our reserve for claim losses and the related charges. Our 2009 reserve release in relation to prior policy year reserves was due in large part to changes in certain aspects of our approach to handling claims that we began to make in the fourth quarter of 2008. Key changes implemented include a greater effort to collect contributions from agents that bear responsibility for losses, more stringent enforcement of documentation requirements for proof of claims, a more efficient process for dealing with minor, technical claim matters, and a greater focus on hiring counsel with lower rates. Our claims paid, since this initiative, have declined. We have also continued, in 2009, a process of reducing our total number of agents, with a focus in part on cancelling agents that have higher claims ratios and/or low remittances. These measures are collectively designed to reduce our claims expenses. We have taken similar measures with respect to the LFG Underwriters we recently acquired.

Specialty Insurance Segment

The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Revenues:
Premium Revenue	$366.0	$373.4	$386.4
Interest and investment income	12.3	12.9	16.2
Realized gains and losses, net	1.9	(3.0)	—

Total revenue	380.2	383.3	402.6

Expenses:
Personnel costs	45.3	45.2	45.5
Other operating expenses	158.3	158.2	145.0
Depreciation and amortization	5.1	4.9	6.0
Provision for claim losses	127.9	139.5	151.6
Interest expense	—	0.5	1.5

Total expenses	336.6	348.3	349.6

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$43.6	$35.0	$53.0

Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for selling policies and for assistance in settling claims. Specialty insurance revenues were $380.2 million, $383.3 million, and $402.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in revenues in 2009 compared to 2008 was due to a decrease in the homeowners’ and flood insurance lines of business partially offset by an increase in the home warranty line of business. The decrease in revenues in 2008 compared to 2007 was due to decreases in revenues from the homeowners’ and automobile insurance and home warranty lines of business and to a decrease in interest and investment income, partially offset by an increase in flood revenues.

Flood revenues decreased $2.8 million, or 1.8%, in 2009 compared to 2008, due to the inclusion of claims processing revenue related to the 2008 hurricane season in 2008. Flood revenues increased $11.9 million, or 8.2%, in 2008 compared to 2007, reflecting volume and rate increases, and claims processing revenues related to the 2008 hurricane season, partially offset by a decrease in the annual marketing incentive bonus received from the Federal Emergency Management Agency.

Revenues from the homeowners’ and automobile insurance lines of business decreased $9.5 million, or 6.4%, in 2009 compared to 2008, due to tighter underwriting standards, the elimination of certain unprofitable agents and territories, and a lower real estate market overall. Revenues from the homeowners’ and automobile insurance lines of business decreased $20.1 million, or 11.9%, in 2008 compared to 2007, reflecting a declining housing market and a decrease in volume as we have undergone efforts to tighten our underwriting standards and eliminate unprofitable agents and territories.

Revenues from the home warranty line of business increased $5.0 million, or 7.6%, in 2009 due to increased market share in California and Arizona. The home warranty line of business decreased $4.9 million, or 6.9%, in 2008 compared to 2007, primarily due to the decrease in real estate transaction volumes.

Personnel costs were $45.3 million, $45.2 million, and $45.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. As a percentage of total specialty insurance revenues, personnel costs were 11.9% in 2009, 11.8% in 2008, and 11.3% in 2007.

Other operating expenses in the specialty insurance segment were $158.3 million, $158.2 million, and $145.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Other operating expenses were 41.6% of specialty revenue in 2009. Other operating expenses in 2007 were impacted by the results of an internal review of our treatment of certain costs relating to insurance policies issued by our specialty insurance segment, in the course of which we determined that certain costs should be deferred and amortized over the life of the policy consistent with the recognition of the premiums. We recorded an adjustment as of March 31, 2007, increasing prepaid and other assets and reducing other operating expenses by $12.2 million, representing amounts that should have been deferred as of March 31, 2007 on policies issued over the prior twelve months. This adjustment is not material to our financial position or results of operations for any previously reported annual periods. Excluding this adjustment, other operating expenses as a percentage of revenues was 41.3% in 2008 and 36.0% in 2007, with the increase in 2008 primarily due to increases in premium tax expense and commission expense in the homeowners’ and flood insurance businesses.

The provision for claim loss expense was $127.9 million, $139.4 million, and $151.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in 2009 reflects the decreased homeowners’ and automobile insurance business. The decrease in 2008 reflects the decreased business in the homeowners’ and automobile insurance and home warranty businesses. As a percentage of premiums earned, the claim loss provision was 60.7% in 2009, 64.8% in 2008, and 63.9% in 2007.

A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Beginning balance	$59.6	$65.8	$65.8
Claim loss provision related to:
Current year	136.3	148.8	165.6
Prior years	(8.4)	(9.4)	(14.0)

Total claim loss provision	127.9	139.4	151.6
Claims paid, net of recoupments related to:
Current year	(99.9)	(106.5)	(115.7)
Prior years	(35.0)	(39.1)	(35.9)

Total claims paid, net of recoupments	(134.9)	(145.6)	(151.6)

Ending balance	$52.6	$59.6	$65.8

Corporate and Other Segment

The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated pretax losses of $68.7 million, $83.7 million, and $51.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. During 2008, we sold 20% of our interest in Sedgwick (reducing our interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million in the corporate and other segment. Interest expense in this segment was $35.9 million, $52.4 million, and $36.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in 2009 was primarily due to a decrease in interest rates on our floating rate debt and repurchase of several bonds during 2009. The increase in 2008 was primarily due to increased borrowings resulting from our investment in Ceridian during the fourth quarter of 2007 and 2008 borrowings used for general corporate purposes. Additionally, during 2008, we recorded $4.0 million in impairment charges to intangible assets in the corporate and other segment.

Liquidity and Capital Resources

Cash Requirements.  Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, dividends on our common stock, and the repurchase of shares of our common stock. Our Board of Directors reduced our quarterly dividend from $0.30 per share to $0.15 per share, or approximately $33.8 million per quarter, effective in the fourth quarter of 2008. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, borrowings on existing credit facilities, and possible issuances of debt, equity, or hybrid securities under our existing universal shelf registration statement. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.

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

Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2009, $2,435.3 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2010, our first tier title insurance subsidiaries can pay or make distributions to us of approximately $289.4 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.

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

Our cash flows provided by operations for the years ended December 31, 2009, 2008, and 2007 were $380.3 million, $4.6 million, and $341.1 million, respectively. Cash provided by (used in) operations in the year ended December 31, 2009, 2008, and 2007 included $1.1 million, $(54.9) million, and $(36.4) million of payments net of recoupments from insurers to settle a group of related claims for third party losses. Beginning in 2007, we began making payments on a group of related claims alleging negligence and fraud related to issuing title insurance policies and closing escrow transactions. We believed that we had the ability to recoup all of these payments, subject to a $10 million retention, from various insurance policies. Through December 31, 2007, we had paid approximately $51.9 million in claims, had received cash recoupment from insurance carriers of approximately $15.5 million and had an insurance recoverable of $31.4 million included in the Consolidated Balance Sheet. Through March 31, 2008, we had paid an additional $79.3 million in claims, had received an additional $27.5 million in cash recoupment from insurance carriers and had an insurance recoverable of $78.2 million included in the Consolidated Balance Sheet. During the remainder of 2008 and through the third quarter of 2009 there were approximately $8.2 million in claims payments and approximately $3.2 million in insurance recoveries resulting in an $83.2 million insurance recoverable included in the Consolidated Balance Sheet at that time. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, the Company paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of December 31, 2009, we carried an $8.2 million receivable related to these coverages. Subsequent to December 31, 2009, we reached a settlement agreement with the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8 million in compensatory damages. The $16.2 million settlement amount was received in February 2010.

Capital Expenditures.  Total capital expenditures for property and equipment were $50.8 million, $84.2 million, and $83.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, capital expenditures included $21.0 million, $60.6 million and $36.8 million, respectively, for the purchase of assets leased to others, including FIS. The decrease from 2008 to 2009 is due to the sale of FN Capital in 2009, at which the majority of these asset purchases leased to others were related. Total capital expenditures for software were $7.1 million, $17.1 million, and $29.3 million in 2009, 2008, and 2007, respectively.

Financing.  Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto (“the Lenders”). Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provides for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. During 2009, we repaid $185 million on the credit facility. As of December 31, 2009, we had outstanding debt with a principal amount of $400 million under the Credit Agreement, bearing interest at 0.73%.

Subsequent to year-end, we entered into negotiations with the Lenders to amend and extend the maturity of our $1.1 billion unsecured revolving credit facility that was scheduled to mature in October 2011. We expect to finalize these negotiations during March of 2010. The total size of the credit facility is expected to be reduced to $900 million, with an option to increase the size of the credit facility to $1.1 billion and the maturity date is expected to be extended to March 2013. Pricing under the credit facility is expected to be increased to an applicable margin between 110 basis points to 190 basis points, depending on the senior debt rating of FNF. At the current Moody’s and Standard & Poor’s senior debt ratings of Baa3 and BBB-, respectively, the applicable margin is 150 basis points. The applicable margin will increase by 50 basis points at the previous maturity date of October 24, 2011. Other significant terms of the original credit agreement are expected to remain consistent.

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

On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually. Subsequent to year end, on March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.

Our outstanding debt also includes $165.5 million aggregate principal amount of our 7.30% notes due 2011 and $245.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt.

We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2009, we had security loans outstanding with fair values totaling of $25.6 million. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $26.5 million at December 31, 2009, which has been included in cash and in accounts payable and accrued liabilities.

Seasonality.  Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past three years, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity.

Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2009, our required annual payments relating to these contractual obligations were as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)

Notes payable	$0.7	$565.7	$0.3	$295.2	$—	$—	$861.9
Operating lease payments	135.5	99.6	66.2	34.8	20.8	94.3	451.2
Pension payments	11.8	11.4	11.5	11.5	11.6	94.4	152.2
Title claim losses	409.8	337.9	266.0	206.9	161.8	1,106.4	2,488.8
Specialty insurance claim losses	35.6	10.2	5.1	1.7	—	—	52.6
Other benefit payments	5.2	3.4	3.5	3.6	3.3	16.9	35.9

Total	$598.6	$1,028.2	$352.6	$553.7	$197.5	$1,312.0	$4,042.6

As of December 31, 2009, we had title insurance reserves of $2,488.8 million. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•	events such as fraud, defalcation, multiple property title defects and individual large loss events that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments;

•	loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments; and

•	claims staffing levels whereby claims may be settled at a different rate based on the future staffing levels of the claims department.

The uncertainty and variation in the timing and amount of claim payments could have a material impact on our cash flows from operations in a particular period.

In addition to our title insurance reserves, at December 31, 2009, we held claim reserves of $52.6 million in our specialty insurance business segment. There is also uncertainty with respect to the precise payout pattern of these reserves, which we have estimated in the table above based on historical experience.

Capital Stock Transactions.  On April 14, 2009, we offered 15,800,000 shares of common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares was issued on April 20, 2009, for net proceeds of approximately $331.4 million. The proceeds were used as follows: $135.0 million to repay borrowings under our $1.1 billion revolving credit facility, $71.5 million to repurchase our public bonds, $50.8 million to repurchase shares of our common stock, $25.0 million as part of a $57.1 million capital infusion into Lawyers Title and Commonwealth Land Title, and the remainder for general corporate purposes.

On October 25, 2006, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. On July 21, 2009, our Board of

Directors approved a new three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During 2009, we repurchased a total of 4,320,750 shares of our common stock for $57.1 million, or an average of $13.21 per share under the plan approved on October 25, 2006. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. This included 1,000,000 shares which we repurchased in 2007 from our Chairman of the Board, William P. Foley, II. In August 2007, Mr. Foley planned to sell 1,000,000 shares of FNF stock on the open market. Because we were actively repurchasing shares of our stock on the open market at the same time, we agreed to repurchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the repurchase. In October 2009, we began repurchasing shares under the program approved July 21, 2009, and, through December 31, 2009, we had repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share. Subsequent to year-end, on January 4, 2010, we purchased 859,866 shares of our common stock for $11.6 million from the administrator of two of our former subsidiaries employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares at a price of $13.46 per share, the market price at the time of purchase.

Additional Minimum Pension Liability Adjustment.  We recorded a net-of-tax charge of $2.8 million to accumulated other comprehensive income in 2009 for the change in our minimum pension liability.

Equity Security Investments.  Our equity security investments are in companies whose values are subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made. During the year ended December 31, 2009, we recorded impairment charges of $6.9 million related to equity security investments that we determined were other-than-temporarily impaired.

On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. We are required to hold this investment for a period of at least 6 months from the date of purchase in accordance with Securities and Exchange Commission Rule 144. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment was $75.4 million as of December 31, 2009.

Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2009, the full $75 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined in the FASB’s standard on consolidation of variable interest entities.

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2009 related to these arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see note R of Notes to Consolidated Financial Statements included elsewhere herein.

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

At December 31, 2009, we had $861.9 million in long-term debt, of which $401.2 million bears interest at a floating rate. Our fixed maturity investments and borrowings are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments in any material amount to hedge these risks.

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2009, we held $92.5 million in marketable equity securities (not including our equity method investments such as Sedgwick, Ceridian, and Remy, which amounted to $617.1 million at December 31, 2009). The balance of equity securities is primarily composed of an investment in FIS stock of $50.0 million, which we purchased on October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. We are required to hold this investment for a period of at least 6 months from the date of purchase in accordance with Securities and Exchange Commission Rule 144. The fair value of the FIS stock was $75.4 million as of December 31, 2009. The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

For purposes of this Annual Report on Form 10-K, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.

The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.

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

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 54.9% of total liabilities at December 31, 2009) is not included in the hypothetical effects.

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2009, and December 31, 2008, are as follows:

Interest Rate Risk

At December 31, 2009, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities of $112.5 million as compared with a (decrease) increase of $96.7 million at December 31, 2008.

Additionally, for the year ended December 31, 2009, an increase (decrease) of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase (decrease) in the interest expense on our average outstanding floating rate debt of $4.4 million as compared to an increase (decrease) of $4.3 million for the year ended December 31, 2008.

Equity Price Risk

At December 31, 2009, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $18.5 million, as compared with an increase (decrease) of $14.3 million at December 31, 2008. At December 31, 2009, a 20% increase (decrease) in the market price of FIS stock, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $14.9 million.

Other

In addition to our equity securities, fixed maturity investments and borrowings, we invested in structured notes during 2009 with a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. These instruments are subject to market risks including commodity price risks, foreign currency risks and interest rate risks. The fair value of these instruments represents exit prices obtained from a proprietary valuation model utilized by the trading desk of a broker-dealer. The fair value of the structured notes is subject to various assumptions utilized in the valuation model, some of which include the level of interest rates, and the underlying value of the relevant indexes, exchange-traded funds, and foreign currencies. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. In part because of the relatively small size of this investment, we do not believe that an adverse change in the relevant commodity prices, foreign exchange rates or interest rates on which the value of the notes depends would likely have a material effect on our financial position, and therefore we have not provided a sensitivity analysis for these items.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP

March 1, 2010
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

March 1, 2010
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions, except share data)

ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2009 and 2008, includes pledged fixed maturities of $249.5 and $267.4, respectively, related to secured trust deposits and $25.6 and $103.6, respectively, related to the securities lending program	$3,524.2	$2,853.8
Equity securities, at fair value	92.5	71.5
Investments in unconsolidated affiliates	617.1	644.5
Other long-term investments	103.5	18.3
Short-term investments, at December 31, 2009 and 2008, includes $39.2 and $115.2, respectively, of pledged short-term investments related to secured trust deposits	348.1	788.4

Total investments	4,685.4	4,376.5
Cash and cash equivalents, at December 31, 2009 and 2008, includes pledged cash of $96.8 and $109.6, respectively, related to secured trust deposits and $26.5 and $107.6, respectively, related to the securities lending program	202.1	315.3
Trade and notes receivables, net of allowance of $29.5 and $32.6 at December 31, 2009 and 2008, respectively	254.1	290.7
Goodwill	1,455.2	1,581.7
Prepaid expenses and other assets	332.0	632.4
Capitalized software, net	56.0	85.7
Other intangible assets, net	166.9	92.5
Title plants	407.5	431.6
Property and equipment, net	189.8	307.2
Income taxes receivable	56.5	115.4
Deferred tax assets	128.9	139.2

Total assets	$7.934.4	$8,368.2

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2009 and 2008, includes $26.5 and $107.6, respectively, of security loans related to the securities lending program	$696.0	$828.9
Accounts payable to related parties	6.9	10.0
Deferred revenue	110.0	109.0
Notes payable	861.9	1,350.8
Reserve for claim losses	2,541.4	2,738.6
Secured trust deposits	373.3	474.1

Total liabilities	4,589.5	5,511.4
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2009 and 2008; issued 249,713,996 shares and 228,391,066 shares at December 31, 2009 and 2008, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,712.1	3,325.2
Retained earnings (deficit)	(102.4)	(188.9)
Accumulated other comprehensive earnings (loss)	35.6	(91.8)
Less treasury stock, 19,496,888 shares and 13,488,288 shares as of December 31, 2009 and 2008, respectively, at cost	(319.4)	(238.9)

Total Fidelity National Financial, Inc. shareholders’ equity	3,325.9	2,805.6
Noncontrolling interests	19.0	51.2

Total equity	3,344.9	2,856.8

Total liabilities and equity	$7,934.4	$8,368.2

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In millions, except share data)

Revenues:
Direct title insurance premiums	$1,475.3	$1,140.3	$1,601.8
Agency title insurance premiums	2,452.3	1,554.7	2,198.7
Escrow, title-related and other fees	1,352.9	1,071.3	1,076.0
Specialty insurance	366.0	373.4	386.4
Interest and investment income	154.5	134.0	184.2
Realized gains and losses, net	27.4	(22.5)	18.5

Total Revenues	$5,828.4	$4,251.2	$5,465.6

Expenses:
Personnel costs	1,649.8	1,322.0	1,668.6
Other operating expenses	1,343.5	1,179.8	1,078.8
Agent commissions	1,951.7	1,218.0	1,698.2
Depreciation and amortization	109.2	122.1	127.9
Provision for claim losses	392.6	630.4	653.9
Interest expense	36.7	58.6	52.9

Total Expenses	5,483.5	4,530.9	5,280.3

Earnings (loss) from continuing operations before income tax expense (benefit) and equity in (loss) earnings of unconsolidated affiliates	344.9	(279.7)	185.3
Income tax expense (benefit) on continuing operations	106.8	(119.9)	50.3

Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	238.1	(159.8)	135.0
Equity in (loss) earnings of unconsolidated affiliates	(11.7)	(13.4)	0.8

Net earnings (loss) from continuing operations	226.4	(173.2)	135.8
Net loss from discontinued operations, net of tax	(1.9)	(10.0)	(6.0)

Net earnings (loss)	224.5	(183.2)	129.8
Less: Net earnings (loss) attributable to noncontrolling interests	2.2	(4.2)	—

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$222.3	$(179.0)	$129.8

Earnings per share
Basic
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.00	$(0.83)	$0.62
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(0.01)	(0.02)	(0.02)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$0.99	$(0.85)	$0.60

Weighted average shares outstanding, basic basis	224.7	210.0	216.6

Diluted
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.98	$(0.83)	$0.61
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(0.01)	(0.02)	(0.02)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$0.97	$(0.85)	$0.59

Weighted average shares outstanding, diluted basis	228.5	210.0	220.0

Dividends per share	$0.60	$1.05	$1.20

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings (loss) from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$224.1	$(173.7)	$133.4
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	(1.8)	(5.3)	(3.6)

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$222.3	$(179.0)	$129.8

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net earnings (loss)	$224.5	$(183.2)	$129.8

Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	123.4	(37.6)	44.5
Unrealized loss relating to investments in unconsolidated affiliates	(5.0)	(45.1)	—
Unrealized gain (loss) on foreign currency translation	11.1	(7.6)	2.4
Reclassification adjustments for (gains) losses included in net earnings	(4.9)	33.1	(11.2)
Minimum pension liability adjustment	2.8	(17.9)	10.7

Other comprehensive earnings (loss)	127.4	(75.1)	46.4

Comprehensive earnings (loss)	351.9	(258.3)	176.2
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	2.2	(4.2)	—

Comprehensive earnings (loss) attributable to Fidelity National Financial Inc. common shareholders	$349.7	$(254.1)	$176.2

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Earnings (Loss)	Shares	Amount	Interests	Total Equity
	(In millions)

Balance, December 31, 2006	221.5	$—	$3,193.9	$345.6	$(63.1)	—	$(2.0)	$56.0	$3,530.4
Exercise of stock options	1.1	—	8.4	—	—	—	—	—	8.4
Treasury Stock repurchased	—	—	—	—	—	9.7	(183.2)	—	(183.2)
Tax benefit associated with the exercise of stock options	—	—	4.7	—	—	—	—	—	4.7
Issuance of restricted stock	0.5	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	2.4	—	—	—	2.4
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	33.3	—	—	—	33.3
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	10.7	—	—	—	10.7
Stock-based compensation	—	—	29.9	—	—	—	—	—	29.9
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(0.3)	(0.3)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(4.1)	—	(4.1)
Cash dividends	—	—	—	(262.2)	—	—	—	—	(262.2)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Net earnings	—	—	—	129.8	—	—	—	0.2	130.0

Balance, December 31, 2007	223.1	$—	$3,236.9	$213.2	$(16.7)	10.0	$(189.3)	$53.9	$3,298.0
Acquisition of LandAmerica title insurance subsidiaries	3.2	—	50.0	—	—	—	—	—	50.0
Exercise of stock options	0.7	—	5.3	—	—	—	—	—	5.3
Treasury Stock repurchased	—	—	—	—	—	3.2	(45.9)	—	(45.9)
Tax benefit associated with stock-based compensation	—	—	0.3	—	—	—	—	—	0.3
Issuance of restricted stock	1.4	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(45.1)	—	—	—	(45.1)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	(7.6)	—	—	—	(7.6)
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(4.5)	—	—	—	(4.5)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(17.9)	—	—	—	(17.9)
Stock-based compensation	—	—	32.7	—	—	—	—	—	32.7
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	6.0	6.0
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(3.7)	—	(3.7)
Cash dividends	—	—	—	(223.1)	—	—	—	—	(223.1)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.6)	(3.6)
Net loss	—	—	—	(179.0)	—	—	—	(5.1)	(184.1)

Balance, December 31, 2008	228.4	$—	$3,325.2	$(188.9)	$(91.8)	13.5	$(238.9)	$51.2	$2,856.8
Equity offering	18.2	—	331.4	—	—	—	—	—	331.4
Exercise of stock options	2.1	—	19.4	—	—	—	—	—	19.4
Treasury Stock repurchased	—	—	—	—	—	5.6	(74.9)	—	(74.9)
Tax benefit associated with the exercise of stock options	—	—	2.4	—	—	—	—	—	2.4
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	118.5	—	—	—	118.5
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5.0)	—	—	—	(5.0)
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	11.1	—	—	—	11.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	2.8	—	—	—	2.8
Stock-based compensation	—	—	33.7	—	—	—	—	—	33.7
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(31.2)	(31.2)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.4	(5.6)	—	(5.6)
Cash dividends	—	—	—	(135.8)	—	—	—	—	(135.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.2)	(3.2)
Net earnings	—	—	—	222.3	—	—	—	2.2	224.5

Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flows From Operating Activities:
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$222.3	$(179.0)	$129.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	127.6	142.8	130.1
Noncontrolling interest	2.2	(4.2)	—
Equity in loss (earnings) of unconsolidated affiliates	11.7	13.4	(0.8)
(Gain) loss on sales of investments and other assets, net	(23.1)	22.2	(18.5)
Stock-based compensation cost	33.7	32.7	29.9
Tax benefit associated with the exercise of stock options	(2.4)	(0.3)	(4.7)
Transaction fee income	—	—	(12.3)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments and secured trust deposits	5.9	(0.7)	2.4
Net decrease in trade receivables	48.6	27.6	22.3
Net decrease (increase) in prepaid expenses and other assets	32.3	(65.2)	(20.2)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(80.9)	(115.6)	(87.8)
Net (decrease) increase in reserve for claim losses	(135.9)	202.9	199.3
Net increase (decrease) in income taxes	138.3	(72.0)	(32.5)

Net cash provided by operating activities	380.3	4.6	337.0

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	849.0	632.6	4,632.6
Proceeds from maturities of investment securities available for sale	341.1	292.1	466.7
Proceeds from sales of assets	53.8	3.7	8.1
Collections of notes receivable	1.3	4.2	8.6
Cash expended as collateral on loaned securities, net	(3.1)	(3.6)	(3.1)
Additions to title plants	(1.9)	(6.0)	(11.5)
Additions to property and equipment	(50.8)	(84.2)	(83.9)
Additions to capitalized software	(7.1)	(17.1)	(29.3)
Additions to notes receivable	(12.1)	(1.0)	(1.0)
Purchases of investment securities available for sale	(1,838.5)	(570.7)	(5,168.0)
Purchases of other long-term investments	(75.0)	—	—
Net proceeds from (purchases of) short-term investment activities	369.8	(185.6)	421.0
Distributions from (contributions to) investments in unconsolidated affiliates	3.6	—	(509.2)
Proceeds from the sale of partial interest in Sedgwick CMS	—	53.9	—
Net proceeds from the sale of FN Capital	49.2	—	—
Acquisition of businesses, net of cash acquired	(47.9)	(143.2)	(245.8)

Net cash used in investing activities	(368.6)	(24.9)	(514.8)

Cash Flows From Financing Activities:
Equity offering	331.4	—	—
Borrowings	147.0	380.4	570.5
Debt service payments	(398.4)	(263.5)	(29.4)
Debt issuance costs	—	—	(0.9)
Dividends paid	(135.8)	(223.1)	(262.2)
Subsidiary dividends paid to noncontrolling interest shareholders	(3.2)	(3.6)	(2.0)
Exercise of stock options	19.4	5.3	8.4
Tax benefit associated with the exercise of stock options	2.4	0.3	4.7
Purchases of treasury stock	(74.9)	(45.9)	(183.2)

Net cash (used in) provided by financing activities	(112.1)	(150.1)	105.9

Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(100.4)	(170.4)	(71.9)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	205.7	376.1	448.0

Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$105.3	$205.7	$376.1

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Significant Accounting Policies

The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “We,” “Us,” “Our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.

Description of Business

We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title company in the United States. We also provide flood insurance, personal lines insurance and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS Holdings (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).

Prior to October 24, 2006, we were known as Fidelity National Title Group, Inc. (“FNT”) and were a majority-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”). On October 24, 2006, Old FNF transferred certain assets, including its specialty insurance business, its interest in certain claims management operations, certain timber and real estate holdings, certain smaller operations, cash and certain investment assets, to us in return for the issuance of 45,265,956 shares of our common stock to Old FNF. Old FNF then distributed to its shareholders all of its shares of our common stock, making FNT a standalone public company (the “2006 Distribution”). On November 9, 2006, Old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which we changed our name to Fidelity National Financial, Inc. On November 10, 2006, our common stock began trading on the New York Stock Exchange under the trading symbol “FNF.” As a result of these transactions, our Chairman of the Board is also executive Chairman of the Board of FIS and other members of our Board of Directors and our management serve in similar capacities at FIS.

We currently have three reporting segments as follows:

•	Fidelity National Title Group. This segment consists of the operation of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. This segment consists of certain subsidiaries that issue flood, home warranty, homeowners’, automobile and other personal lines insurance policies.

•	Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Sedgwick, Ceridian and Remy International, Inc. (“Remy”).

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statement of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.

Discontinued Operations

On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the financial statements as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $29.3 million, $32.1 million, and $4.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Pre-tax (loss) income included in discontinued operations was $(2.1) million, $3.4 million, and $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to LPS, a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Consolidated Statements of Operations. Discontinued operations included revenues from FNRES operations of $3.5 million, $45.8 million, and $53.4 million in the years ending December 31, 2009, 2008, and 2007, respectively. Discontinued operations included pre-tax losses related to FNRES operations of $0.5 million, $19.0 million, and $9.6 million in years ending December 31, 2009, 2008, and 2007, respectively.

Investments

Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support our investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current market conditions and are based on quoted market prices. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accreted using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively.

Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

Investments in unconsolidated affiliates are recorded using the equity method of accounting (see note D).

Other long-term investments consist primarily of structured notes, and are carried at fair value as of the balance sheet dates. Fair values are based on exit prices obtained from a broker-dealer.

Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on fixed maturity or equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are deemed other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.

Cash and Cash Equivalents

Highly liquid instruments purchased as part of cash management with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Fair Value of Financial Instruments

The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts we could realize or settle currently. We do not necessarily intend to dispose of or liquidate such instruments prior to maturity.

Trade and Notes Receivables

The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets.

We completed annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date. Accordingly, no goodwill impairments have been recorded. For the year ended December 31, 2009, we determined fair values substantially exceeded carrying values.

Capitalized Software

Capitalized software includes software acquired in business acquisitions, purchased software and internally developed capitalized software. Purchased software is recorded at cost and amortized using the straight-line method over a three-year period and software acquired in a business acquisition is recorded at its

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

fair value upon acquisition and amortized using straight-line and accelerated methods over its estimated useful life. After the technological feasibility of software to be developed internally has been established, or at the beginning of application development, software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility, or prior to software development, are expensed as incurred. For internally developed software, software development costs are amortized on a product by product basis commencing on the date of general release of the products, generally the greater of (1) the straight-line method over its estimated useful life, which ranges from three to seven years or (2) the ratio of current revenues to total anticipated revenue over estimated useful life.

At December 31, 2009, capitalized software was $181.9 million, less accumulated amortization of $125.9 million. At December 31, 2008, capitalized software was $190.1 million, less accumulated amortization of $104.4 million.

Amortization expense relating to computer software was $25.9 million, $27.4 million, and $21.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Intangible Assets

We have other intangible assets, not including software, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually.

During 2008, we determined that the carrying value of certain of our intangible assets, software and license fees may not be recoverable and recorded impairment expense of $8.5 million, relating to the impairment of these assets. This expense amount was included in other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. We recorded no impairment expense in 2009 or 2007.

Title Plants

Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We completed annual goodwill impairment tests in the fourth quarter of each respective year and determined no impairments were necessary.

Property and Equipment

Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Reserve for Claim Losses

Our reserve for claim losses includes known claims for title and specialty insurance as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. For specialty insurance, reserve for claims incurred but not reported are estimated based on historical loss experience.

The reserve for claim losses also includes reserves for losses arising from the escrow, closing and disbursement functions due to fraud or operational error.

If a loss is related to a policy issued by an independent agent, we may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, we may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.

Secured Trust Deposits

In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $373.3 million and $474.1 million at December 31, 2009 and 2008, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Reinsurance

In a limited number of situations, we limit our maximum loss exposure by reinsuring certain risks with other insurers. We also earn a small amount of additional income, which is reflected in our direct premiums, by assuming reinsurance for certain risks of other insurers. We cede a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.

Revenue Recognition

Fidelity National Title Group.  Direct title insurance premiums and escrow and other title-related fees are recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. During 2008, we re-evaluated and refined the method used to estimate this accrual, which resulted in a reduction in revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. The impact of this adjustment was a decrease of $11.8 million in pre-tax earnings and $7.6 million in net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008.

Specialty Insurance.  Revenues from home warranty and personal lines insurance policies are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue. Revenues and commissions related to the sale of flood insurance are recognized when the policy is reported.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be anti-dilutive. We have granted certain options, warrants and restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Basic and diluted net earnings (loss) from continuing operations attributable to FNF common shareholders	$224.1	$(173.7)	$133.4
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	(1.8)	(5.3)	(3.6)

Basic and diluted net earnings (loss) attributable to FNF common shareholders	$222.3	$(179.0)	$129.8

Weighted average shares outstanding during the period, basic basis	224.7	210.0	216.6
Plus: Common stock equivalent shares assumed from conversion of options	3.8	—	3.4

Weighted average shares outstanding during the period, diluted basis	228.5	210.0	220.0

Basic net earnings (loss) per share from continuing operations attributable to FNF common shareholders	$1.00	$(0.83)	$0.62
Basic net loss from discontinued operations attributable to FNF common shareholders	(0.01)	(0.02)	(0.02)

Basic earnings (loss) per share attributable to FNF common shareholders	$0.99	$(0.85)	$0.60

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Diluted net earnings (loss) per share from continuing operations attributable to FNF common shareholders	$0.98	$(0.83)	$0.61
Diluted net loss from discontinued operations attributable to FNF common shareholders	(0.01)	(0.02)	(0.02)

Diluted earnings (loss) per share attributable to FNF common shareholders	$0.97	$(0.85)	$0.59

For the years ended December 31, 2009, 2008, and 2007, options to purchase 10.2 million shares, 23.2 million shares and 5.4 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Transactions with Related Parties

We have historically conducted business with FIS and its subsidiaries. On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, Lender Processing Services, Inc. (“LPS”). As part of the spin-off of LPS, a number of the agreements that were previously between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS is no longer a related party and activity between FNF and LPS subsequent to that date is not included in our disclosures of transactions with related parties.

Agreements with FIS

A summary of the agreements that were in effect with FIS through December 31, 2009, is as follows:

•	Technology (“IT”), data processing services and software development services from FIS. These agreements govern IT support services and software development provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.

•	Administrative corporate support and cost-sharing services to and from FIS. We have provided certain administrative corporate support services such as general management, corporate aviation and other administrative support services to FIS. On a lesser scale, FIS has provided similar support services to us. The pricing of these administrative services is at cost. The administrative corporate services agreements expire in July 2010, subject to extension in certain circumstances or early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties.

•	Real estate management, real estate lease and equipment lease agreements. Included in our revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS. A majority of the leases of equipment to FIS were between FN Capital and FIS and the related receipts are no longer revenue to us subsequent to the sale of FN Capital on September 25, 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On August 31, 2007, we completed the acquisition of Property Insight, LLC (“Property Insight”), a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services to us, as well as various national and regional underwriters. Property Insight primarily manages, maintains and updates the title plants that we own. Additionally, Property Insight manages our title plant construction. Prior to August 31, 2007, the title plant assets of several of our title insurance subsidiaries were managed or maintained by Property Insight, as a subsidiary of FIS. The underlying title plant information and software were owned by each of our title insurance underwriters, but Property Insight managed and updated the information in return for either (i) a cash management fee or (ii) the right to sell that information to title insurers, including title insurance underwriters that we owned and other third party customers. In most cases, Property Insight was responsible for keeping the title plant assets current and fully functioning, for which we paid a fee to Property Insight based on our use of, or access to, the title plant. In addition, each applicable title insurance underwriter we owned in turn received a royalty on sales of access to its title plant assets.

Our payments to FIS for management and maintenance of title plant assets by Property Insight were $14.0 million for the period from January 1 through August 31, 2007. Our revenues from title plant royalties were $3.7 million for the period from January 1 through August 31, 2007.

Through August 31, 2007, we paid amounts to Property Insight for capitalized software development and for title plant construction. These amounts included capitalized software development costs of $5.4 million for the period from January 1 through August 31, 2007, and amounts paid for capitalized title plant construction costs of $10.3 million for the period from January 1 through August 31, 2007.

A detail of related party items included in revenues and expenses for the periods presented are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Rental revenue	$15.8	$25.5	$—

Data processing costs	47.4	42.6	46.8
Corporate services and cost-sharing	(2.1)	4.1	5.1
Interest expense	0.1	0.3	0.1

Total expenses	$45.4	$47.0	$52.0

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party.

Amounts due to FIS were as follows:

	December 31,	December 31,
	2009	2008
	(In millions)

Note payable to FIS	$—	$6.2
Due to FIS	6.9	6.9

On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. We are required to hold this

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

investment for a period of at least 6 months from the date of purchase in accordance with Securities and Exchange Commission Rule 144. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment of $75.4 million is recorded in equity securities as of December 31, 2009. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

Agreements with LPS

As noted above, prior to March 15, 2009, LPS was a related party to us. Agreements with LPS for title agency and other services were in effect at that time. As a result of related party transactions, as of December 31, 2008, we owed $3.1 million to LPS. A detail of related party revenues and expenses between FNF and LPS are as follows and include results of transactions prior to July 2, 2008, when LPS was a subsidiary of FIS. For the years ended December 31, 2008 and 2007, we recorded agency title premiums of $212.3 million and $149.4 million, respectively, and $84.2 million for the period from January 1 through March 15, 2009. We recorded agency title commissions of $187.9 million and $132.2 million for the years ended December 31, 2008 and 2007, respectively, and $73.8 million for the period from January 1 through March 15, 2009. We recorded other revenue of $8.4 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively, and $4.9 million for the period from January 1 through March 15, 2009. Other operating expenses relating to agreements with LPS were $66.5 million and $69.3 million for the years ended December 31, 2008 and 2007, respectively, and $18.9 million for the period from January 1 through March 15, 2009.

Other Related Party Agreements

In August 2007, FNF’s Chairman of the Board, William P. Foley, II, planned to sell 1,000,000 shares of FNF stock on the open market. Because we were actively purchasing shares of treasury stock on the open market at the same time, we agreed to purchase 1,000,000 shares from Mr. Foley on August 8, 2007, for $22.1 million, or $22.09 per share, the market price at the time of the purchase.

On December 6, 2007, we sold 1,000 shares of Series B Preferred Stock of Remy to our Chairman of the Board, William P. Foley, II, for a total of $1.0 million, or $1,000 per share. This per share price was equal to the per share price that we paid to acquire the shares on the same date.

Stock-Based Compensation Plans

We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

Foreign Currency Translation

The functional currency for our foreign operations is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2009, 2008, and 2007.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Management Estimates

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Reclassifications

Certain reclassifications have been made in the 2008 and 2007 Consolidated Financial Statements to conform to the classifications used in 2009.

Note B.	Acquisitions

The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on our valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. The only significant acquisitions in the three years ended December 31, 2009, were the acquisitions of certain underwriters from LandAmerica Financial Group, Inc. (“LFG”) in 2008 and the acquisition of an equity interest in Ceridian in 2007.

Significant Acquisitions

Acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation, and United Capital Title Insurance Company

On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for the LFG Underwriters was $258.9 million, net of cash acquired of $5.9 million, and was comprised of $153.9 million paid by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note due in 2013, $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing) and $5 million in transaction costs.

The total purchase price through December 31, 2009, as adjusted for additional consideration paid during 2009 relating to other settlement acquisition related items, was as follows (in millions):

Cash paid by FNF’s title insurance underwriters, net of cash acquired	$153.9
Subordinated note payable to LFG (see note I)	50.0
FNF common stock (3,176,620 shares valued at $15.74 per share)	50.0
Transaction costs	5.0

$258.9

The purchase price has been allocated to the LFG Underwriters’ assets acquired and liabilities assumed based on our best estimates and the results of our third party evaluation of the fair values of assets and liabilities assumed as of December 22, 2008. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. We completed our purchase price allocation process during the fourth quarter of 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The purchase price allocation is as follows (in millions):

Investments	920.9
Trade and notes receivable	73.9
Title plants	70.9
Property and equipment	16.4
Deferred tax assets	244.6
Other assets	170.3
Goodwill	116.6
Reserve for claim losses	(1,112.7)
Other liabilities assumed	(242.0)

Total purchase price	$258.9

The following table summarizes the other liabilities assumed in the acquisition of the LFG Underwriters (in millions):

Estimated facility closure costs	$42.4
Estimated employee termination costs	14.7
Other merger related costs	5.0
Other operating liabilities	179.9

$242.0

Unaudited Pro Forma Results

Selected unaudited pro forma results of operations for the year ended December 31, 2008 and 2007, assuming the acquisition of the LFG Underwriters had occurred as of January 1, 2007, and using actual general and administrative expenses prior to the acquisition are presented for comparative purposes below (in millions):

	2008(A)	2007(A)

Total revenues	$6,413.6	$8,614.4
Net (loss) earnings attributable to FNF common shareholders	(413.0)	82.8
Pro forma (loss) earnings per share attributable to FNF common shareholders — basic	(1.94)	0.38
Pro forma (loss) earnings per share attributable to FNF common shareholders — diluted	(1.94)	0.37

(A)	The pro forma net earnings for FNF and the LFG Underwriters for 2008 include charges recorded by the LFG Underwriters of $135.1 million for impairments of other intangible assets and goodwill and charges recorded by FNF of $261.6 million for adverse development of loss reserves. The pro forma net earnings for 2007 include charges recorded by FNF of $217.2 million for adverse development of loss reserves.

Acquisition of Equity Interest in Ceridian

On November 9, 2007, FNF and Thomas H. Lee Partners, LP (“THL”), along with certain co-investors, completed the acquisition of Ceridian for $36 in cash per share of common stock, or approximately $5.3 billion. We contributed approximately $527 million of the total $1.6 billion equity funding for the acquisition of Ceridian, resulting in a 33% ownership percentage by us, which we account for using the equity method of accounting for financial statement purposes. On the closing date, we recorded income of $12.3 million in fees associated with the syndication of investors in the acquisition of Ceridian. Ceridian is an

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

information services company servicing the human resources, transportation, and retail industries. Specifically, Ceridian offers a range of human resources outsourcing solutions and is a payment processor and issuer of credit, debit, and stored-value cards.

Other Acquisitions

Property Insight, LLC

On August 31, 2007, we completed the acquisition of Property Insight, a former FIS subsidiary, from FIS for $95 million in cash. Property Insight is a leading provider of title plant services for us, as well as various national and regional underwriters. Property Insight primarily manages, maintains, and updates the title plants that we own. Additionally, Property Insight manages our title plant construction activities.

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

Equity Interest in Remy

We held an investment in Remy’s Senior Subordinated Notes (the “Notes”) with a total fair value of $139.9 million until December 6, 2007, at which time Remy implemented a pre-packaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the plan of bankruptcy, the Notes were converted into 4,935,065 shares of Remy common stock and rights to buy 19,909 shares of Remy Series B preferred stock. Upon execution of the plan of bankruptcy, we purchased all 19,909 shares of the preferred stock for $1,000 per share, or a total of $19.9 million, and then on the same date sold 1,000 of those shares to William P. Foley, II, our Chairman of the Board, for $1,000 per share, or a total of $1.0 million. As of December 31, 2009, we held a 46% ownership interest in Remy, made up of 4,935,065 shares of Remy common stock with a cost basis of $64.3 million and 18,909 shares of Remy Series B preferred stock with a cost basis of $19.5 million, and we account for this investment using the equity method. As a result of the exchange of the Notes for the shares of common and preferred stock, we reversed the unrealized gain of $75.0 million that had previously been recorded in accumulated other comprehensive earnings in relation to the Notes.

Note C.	Fair Value Measurements

In September 2006, the FASB issued a standard on fair value measurements which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. The standard on fair value measurements does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. In accordance with the requirements of the standard on fair value measurements, we adopted the standard for financial assets and financial liabilities that are re-measured for fair value on a recurring basis as of January 1, 2008. The standard was adopted for nonfinancial assets and nonfinancial liabilities for which fair value measurements are determined on a non-recurring basis only when there is an indication of potential impairment as of January 1, 2009, as required by the standard.

The fair value hierarchy established by the standard on fair value measurements includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. In accordance with the standard on fair value, the financial assets

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, respectively:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)

Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Foreign government bonds	—	38.8	—	38.8
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed-maturity	—	—	45.2	45.2
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7

Total	$92.5	$3,479.0	$123.9	$3,695.4

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In millions)

Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$558.7	$—	$558.7
State and political subdivisions	—	1,049.1	—	1,049.1
Corporate debt securities	—	875.0	—	875.0
Foreign government bonds	—	43.5	—	43.5
Mortgage-backed/asset-backed securities	—	293.2	—	293.2
Other fixed-maturity	—	2.3	32.0	34.3
Equity securities available for sale	71.5	—	—	71.5

Total	$71.5	$2,821.8	$32.0	$2,925.3

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

Our Level 3 investments consist of auction rate securities which were included in the assets of the LFG Underwriters that were acquired on December 22, 2008, and structured notes that were purchased in the third quarter of 2009. The auction rate securities are classified in other fixed-maturity investments and had a par

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

value of $69.7 million and fair value of $45.2 million at December 31, 2009 and a par value of $88.8 million and fair value of $32.0 million at December 31, 2008. These securities represent less than one percent of our total investment portfolio. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. We believe the valuation of the auction rate securities to be reasonable and to represent an exit price as of December 31, 2009. The structured notes had a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We believe the valuations of the structured notes to be reasonable and to represent an exit price for the securities as of December 31, 2009.

The following table presents the changes in our investments that are classified as Level 3 for the year ended December 31, 2009 (in millions).

Balance, January 1, 2009	$32.0
Purchases	75.0
Proceeds received upon call/sales	(13.7)
Realized gain	12.1
Unrealized gains included in other comprehensive earnings	18.5

Balance, December 31, 2009	$123.9

The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note I.

Additional information regarding the fair value of our investment portfolio is included in note D.

Note D.	Investments

The carrying amounts and fair values of our fixed maturity securities at December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in millions)

Fixed maturity investments (available for sale):
U.S. government and agencies	$409.2	$397.5	$14.4	$(2.7)	$409.2
States and political subdivisions	1,339.4	1,294.2	46.6	(1.4)	1,339.4
Corporate debt securities	1,379.1	1,300.4	84.0	(5.3)	1,379.1
Foreign government bonds	38.8	37.6	1.3	(0.1)	38.8
Mortgage-backed/asset-backed securities	312.5	298.5	14.4	(0.4)	312.5
Other	45.2	26.4	18.8	—	45.2

	$3,524.2	$3,354.6	$179.5	$(9.9)	$3,524.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2008
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in millions)

Fixed maturity investments (available for sale):
U.S. government and agencies	$558.7	$526.4	$32.5	$(0.2)	$558.7
States and political subdivisions	1,049.1	1,029.5	24.6	(5.0)	1,049.1
Corporate debt securities	875.0	910.5	8.4	(43.9)	875.0
Foreign government bonds	43.5	41.6	1.9	—	43.5
Mortgage-backed/asset-backed securities	293.2	292.5	1.2	(0.5)	293.2
Other	34.3	33.7	0.7	(0.1)	34.3

	$2,853.8	$2,834.2	$69.3	$(49.7)	$2,853.8

The majority of our mortgage-backed and asset-backed securities were acquired as a result of the acquisition of the LFG Underwriters on December 22, 2008. At December 31, 2009 all of our mortgage-backed and asset-backed securities are rated AAA. The mortgage-backed and asset-backed securities are made up of $177.9 million of agency mortgage-backed securities, $79.6 million of collateralized mortgage obligations, $15.2 million of commercial mortgage-backed securities, and $39.8 million in asset-backed securities.

The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2009, 2008, and 2007 was $150.0 million, $(1.3) million, and $46.1 million, respectively.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2009:

	December 31, 2009
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)

One year or less	$250.9	7.5%	$254.1	7.2%
After one year through five years	1,645.4	49.0	1,739.2	49.4
After five years through ten years	942.6	28.1	974.1	27.6
After ten years	217.2	6.5	244.3	6.9
Mortgage-backed/asset-backed securities	298.5	8.9	312.5	8.9

	$3,354.6	100.0%	$3,524.2	100.0%

Subject to call	$575.6	17.2%	$593.8	16.8%

Fixed maturity securities valued at approximately $185.9 million and $194.3 million were on deposit with various governmental authorities at December 31, 2009 and 2008, respectively, as required by law.

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2009 and 2008 consisted of investments at a cost basis of $64.6 million and $79.8 million, respectively, and fair value of $92.5 million and $71.5 million, respectively. The carrying value of our investment in equity securities is fair value. The balance of equity securities is primarily composed of an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. We are required to hold this investment for a period of at least 6 months

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

from the date of purchase in accordance with Securities and Exchange Commission Rule 144. The fair value of the FIS stock was $75.4 million as of December 31, 2009. As of December 31, 2009, gross unrealized gains and gross unrealized losses on equity securities were $28.4 million and $0.5 million, respectively. As of December 31, 2008, gross unrealized gains and gross unrealized losses on equity securities were $2.2 million and $10.5 million, respectively. The change in unrealized gains (losses) on equity securities for the years ended December 31, 2009, 2008 and 2007 was $36.2 million, $(5.5) million, and $6.5 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2009 or 2008.

Interest and investment income consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Cash and cash equivalents	$2.2	$11.4	$36.2
Fixed maturity securities	143.9	102.3	119.7
Equity securities	3.4	2.6	4.2
Short-term investments	3.4	11.2	17.2
Other	1.6	6.5	6.9

Total	$154.5	$134.0	$184.2

We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2009 and 2008, we had security loans outstanding with fair values of $25.6 million and $103.6 million, respectively. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $26.5 million and $107.6 million at December 31, 2009 and 2008, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.

Net realized gains (losses) related to investments were $22.8 million, $(49.4) million, and $18.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net realized gains related to other assets were $4.6 million, $26.9 million, and less than $0.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, gross realized gains on sales of fixed maturity securities considered available for sale were $38.1 million, $13.1 million, and $11.0 million, respectively; gross realized losses were $2.8 million, $9.8 million, and $2.0 million, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $789.0 million, $1,231.9 million, and $4,480.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, gross realized gains on sales of equity securities considered available for sale were $5.3 million, $5.9 million, and $34.2 million, respectively; gross realized losses were $21.5 million, $4.9 million, and $28.8 million, respectively. Gross proceeds from the sale of equity securities amounted to $60.0 million, $79.4 million, and $807.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Statement of Operations. The carrying value of the structured notes was $78.7 million as of December 31, 2009 and we recorded a net gain of $3.7 million related to the structured notes in the year ended December 31, 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 were as follows (in millions):

2009

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agencies	$58.5	$(0.7)	$33.9	$(2.0)	$92.4	$(2.7)
States and political subdivisions	100.0	(1.1)	8.0	(0.3)	108.0	(1.4)
Corporate debt securities	147.7	(3.3)	42.8	(2.0)	190.5	(5.3)
Foreign government bonds	1.9	(0.1)	—	—	1.9	(0.1)
Mortgage-backed/asset-backed securities	32.8	(0.3)	1.1	(0.1)	33.9	(0.4)
Equity securities	—	—	5.6	(0.5)	5.6	(0.5)

Total temporarily impaired securities	$340.9	$(5.5)	$91.4	$(4.9)	$432.3	$(10.4)

2008

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agencies	$37.9	$(0.2)	$—	$—	$37.9	$(0.2)
States and political subdivisions	116.4	(3.8)	10.8	(1.2)	127.2	(5.0)
Corporate debt securities	451.6	(26.0)	90.0	(17.9)	541.6	(43.9)
Foreign government bonds	2.0	(0.1)	—	—	2.0	(0.1)
Mortgage-backed/asset-backed securities	42.6	(0.5)	—	—	42.6	(0.5)
Equity securities	22.3	(10.4)	—	—	22.3	(10.4)
Other	2.2	(0.1)	—	—	2.2	(0.1)

Total temporarily impaired securities	$675.0	$(41.1)	$100.8	$(19.1)	$775.8	$(60.2)

A substantial portion of our unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that we consider to be temporary rather than changes in credit quality. Because we expect to recover the entire amortized cost basis of these debt securities, we do not intend to sell these securities and it is not more likely than not that we will be required to sell the debt securities before recovery of the cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009. The unrealized losses relating to equity securities were caused by market changes that we consider to be temporary and are not concentrated in a particular sector or an individual security. We have evaluated the near term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and our ability to hold these securities for a reasonable time sufficient for a forecasted recovery of fair value, we do not consider these securities other-than-temporarily impaired at December 31, 2009. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.

During 2009, 2008 and 2007, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $6.9 million, $59.0 million, and $3.1 million. Impairment charges in 2009 related to equity securities that were deemed

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

other-than-temporarily impaired. The impairment charges in 2008 included $25.4 million related to fixed maturity securities, $30.1 million related to equity securities, and $3.5 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was high and thus the assets are likely other-than-temporarily impaired. The impairment charges relating to the equity securities were based on the duration and severity of the unrealized loss and our inability to reasonably predict the time to recover if the investment continued to be held.

In April 2009, the FASB updated their guidance on recognition of other-than-temporary impairments on investments, specifically on debt and equity securities for which changes in fair value are not regularly recognized in earnings. In accordance with the updated guidance, we determined that a total of $1.3 million in other-than-temporary impairments on fixed maturity securities had previously been recognized in relation to investments held at April 1, 2009, all of which were related to credit losses. We further concluded that no cumulative effect adjustment was necessary as a result of implementing the updated guidance as all of the securities for which an other-than-temporary impairment had previously been recognized were sold within three months of the updated guidance. As of December 31, 2009, we held no investments for which an other-than-temporary impairment had been previously recognized.

Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of December 31, 2009 and 2008, consisted of (in millions):

	Ownership		2009	2008

Ceridian	33%		$386.8	$453.1
Sedgwick	32	%(b)	121.0	115.6
Remy	46	%(a)	69.1	61.8
Other	various		40.2	14.0

Total			$617.1	$644.5

(a)	During 2009, Remy issued additional common stock, resulting in dilution of our ownership percentage to 46% from 47% in 2008.

(b)	During 2008, we sold 20% of our interest in Sedgwick (reducing our interest in Sedgwick from 40% to 32%) for proceeds of $53.9 million, resulting in a gain of $24.8 million.

During the years ended December 31, 2009, 2008, and 2007, we recorded an aggregate of $(11.7) million, $(13.4) million, and $0.8 million, respectively, in equity in (losses) earnings of unconsolidated affiliates. In addition, we record our share of the other comprehensive income (loss) of unconsolidated affiliates. As of December 31, 2009, included within the statement of equity, we had recorded accumulated other comprehensive losses of $61.1 million, $14.9 million, and $3.3 million related to our investments in Ceridian, Remy, and Sedgwick, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for Ceridian is presented below for the time period subsequent to November 9, 2007, the date of acquisition. We account for our equity in Ceridian on a three-month lag. Accordingly, our net earnings for the year ended December 31, 2009, includes our equity in Ceridian’s earnings for the period from September 30, 2008 through September 30, 2009 and our net earnings for the year ended December 31, 2008, includes our equity in Ceridian’s earnings for the period from November 10, 2007 through September 30, 2008 and there is no equity in income of Ceridian included in our 2007 results of operations.

	September 30, 2009	September 30, 2008
	(In millions)	(In millions)

Total current assets	$978.5	$1,300.0
Goodwill and other intangible assets, net	4,683.4	4,755.5
Other assets	3,461.9	3,397.9

Total assets	$9,123.8	$9,453.4

Current liabilities	$695.0	$986.3
Long-term obligations, less current portion	3,485.2	3,516.5
Other long-term liabilities	3,755.0	3,557.7

Total liabilities	7,935.2	8,060.5
Equity	1,188.6	1,392.9

Total liabilities and equity	$9,123.8	$9,453.4

	Period from	Period from
	September 30, 2008,	November 10, 2007,
	through	through
	September 30, 2009	September 30, 2008
	(In millions)	(In millions)

Total revenues	$1,474.5	$1,417.7
Loss before income taxes	(159.7)	(108.4)
Net loss	(106.2)	(73.0)

Note E.	Property and Equipment

Property and equipment consists of the following:

	Year Ended December 31,
	2009	2008
	(Dollars in millions)

Land	$88.8	$89.4
Buildings	35.8	39.5
Leasehold improvements	79.7	82.0
Furniture, fixtures and equipment	460.2	551.0

	664.5	761.9
Accumulated depreciation and amortization	(474.7)	(454.7)

	$189.8	$307.2

Depreciation expense on property and equipment was $53.0 million, $65.6 million, and $76.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note F.	Goodwill

Goodwill consists of the following:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(Dollars in millions)

Balance, December 31, 2007	$1,246.3	$28.7	$69.6	$1,344.6
Goodwill acquired during the year	238.0	—	(0.9)	237.1

Balance, December 31, 2008	$1,484.3	$28.7	$68.7	$1,581.7
Goodwill acquired during the year	31.1	—	—	31.1
Adjustments to prior year acquisitions	(114.2)	—	(0.2)	(114.4)
Sale of assets related to discontinued operations	—	—	(43.2)	(43.2)

Balance, December 31, 2009	$1,401.2	$28.7	$25.3	$1,455.2

Note G.	Other Intangible Assets

Other intangible assets consist of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Customer relationships and contracts	$271.0	$204.4
Other	48.9	25.6

	319.9	230.0
Accumulated amortization	(153.0)	(137.5)

	$166.9	$92.5

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $25.3 million, $22.0 million, and $23.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Other represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2009, is $22.6 million in 2010, $18.6 million in 2011, $15.1 million in 2012, $13.1 million in 2013 and $10.6 million in 2014.

Note H.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Accrued benefits	$213.1	$235.8
Salaries and incentives	125.9	100.4
Security loans	26.5	107.6
Accrued rent	60.0	78.6
Trade accounts payable	54.8	56.5
Accrued recording fees and transfer taxes	30.5	27.1
Accrued premium taxes	26.9	8.9
Other accrued liabilities	158.3	214.0

	$696.0	$828.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Notes Payable

Notes payable consists of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$245.2	$249.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.5	241.1
Syndicated credit agreement, unsecured, interest payable monthly at LIBOR plus 0.475% (0.73% at December 31, 2009), unused portion of $700 million at December 31, 2009, due October 2011	400.0	585.0
Bank promissory notes, nonrecourse, secured, interest payable monthly at various fixed rates (3.7%-10.67%), various maturities	—	197.5
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50.0	50.0
Other	1.2	28.0

	$861.9	$1,350.8

At December 31, 2009, the estimated fair value of our outstanding notes payable was approximately $849.1 million or $12.7 million lower than its carrying value. The carrying value of our notes payable was approximately $1,279.0 million or $71.8 million lower than its estimated fair value at December 31, 2008. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2009 and 2008. The fair value of our syndicated credit agreement and our fixed rate notes payable is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.

On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013. This note bears interest at 2.36%, payable annually. Subsequent to year end, on March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.

Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the amount of the credit facility by an additional $300 million. The Credit Agreement provides for a $1.1 billion unsecured revolving credit facility, including the additional $300 million, maturing on the fifth anniversary of the closing date. Amounts under the revolving credit facility may be borrowed, repaid and reborrowed thereunder from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to LIBOR plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At December 31, 2009, we were in compliance with all of the covenants under the Credit Agreement.

On August 20, 2001, Old FNF completed a public offering of $250.0 million aggregate principal amount of 7.30% notes due August 15, 2011. The notes were priced at 99.597% of par to yield 7.358% annual interest. As such, we recorded a discount of $1.0 million, which is netted against the $250.0 million aggregate principal amount of notes. The discount is amortized to interest expense over 10 years, the term of the notes. We received net proceeds of $247.0 million, after expenses, which were used to pay down a portion of the amount outstanding under a prior credit agreement. Interest is payable semiannually.

On March 11, 2003, Old FNF issued $250.0 million aggregate principal amount of 5.25% notes due March 2013, which are unsecured. The notes were priced at 99.247% of par to yield 5.433% annual interest. As such, we recorded a discount of $1.9 million, which was netted against the $250.0 million aggregate principal amount of notes. The discount was amortized to interest expense based on the 10-year term of the notes. We received net proceeds of approximately $246.2 million, after expenses, which were used to pay a portion of the $1,069.6 million purchase price for FIS. Interest is payable semiannually.

On January 17, 2006, $241.3 million aggregate principal amount of the Old FNF 7.30% notes due 2011 and the entire $250.0 million aggregate principal amount of the Old FNF 5.25% notes due 2013 were exchanged for FNF notes having identical terms. The remaining principal amount of $8.7 million of the Old FNF 7.30% notes has been redeemed and cancelled. These notes contain customary covenants and events of default for investment grade public debt. The events of default include a cross-default provision that allows the trustee or at least 25% of the noteholders to accelerate the notes if we fail to make a payment on debt in an aggregate amount in excess of $20 million or as a result of a default thereunder the maturity of any debt in an aggregate principal amount in excess of $20 million is accelerated and in either case we fail to cure the nonpayment or acceleration or repay the debt within 10 days after notice from the trustee or the noteholders.

On April 14, 2009, we received $331 million in net proceeds from our offering of a total of 18,170,000 shares of our common stock. The proceeds were partially used to repay $135 million in borrowings under our $1.1 billion revolving credit facility, bringing the total repayment to $185 million since December 31, 2008. In addition, we used the proceeds to purchase $67.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. In the third and fourth quarters of 2009, one of our underwriters purchased $7.8 million in par value of our 7.30% notes for a total purchase price of $8.0 million.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As discussed in note A, on September 25, 2009, we closed on the sale of our subsidiary, FN Capital. The bank promissory notes which totaled $197.5 million as of December 31, 2008, were obligations of FN Capital which is no longer our subsidiary.

Principal maturities of notes payable at December 31, 2009, are as follows (in millions):

2010	0.7
2011	565.7
2012	0.3
2013	295.2

$861.9

Note J.	Income Taxes

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Current	$12.7	$(45.1)	$60.1
Deferred	94.1	(74.8)	(9.8)

	$106.8	$(119.9)	$50.3

Total income tax expense (benefit) on continuing operations for the years ended December 31 was allocated as follows (in millions):

	2009	2008	2007

Net earnings (loss)	$106.8	$(119.9)	$50.3

Other comprehensive earnings (loss):
Unrealized gains (losses) on investments and other financial instruments	42.5	(20.7)	25.7
Unrealized gain on foreign currency translation	2.7	0.3	1.5
Reclassification adjustment for realized (gains) losses included in net earnings	(2.8)	18.1	(6.5)
Minimum pension liability adjustment	1.6	(10.4)	6.2

Total income tax (benefit) expense allocated to other comprehensive income	44.0	(12.7)	26.9
Additional paid-in capital (exercise of stock options)	(2.4)	(0.3)	(4.7)

Total income taxes	$148.4	$(132.9)	$72.5

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(0.9)	(0.9)	(0.9)
Deductible dividends paid to FNF 401(k) plan	(0.4)	0.7	(1.8)
Tax exempt interest income	(3.6)	4.3	(11.6)
Release of uncertain tax positions	(2.5)	—	—
State income taxes	2.7	2.6	2.7
Non-deductible expenses	0.7	1.2	3.8

	31.0%	42.9%	27.2%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
	(In millions)

Deferred Tax Assets:
Insurance reserve discounting	$80.8	$131.9
Employee benefit accruals	57.7	54.8
Other investments	41.8	8.9
Net operating loss carryforwards	40.3	142.8
Accrued liabilities	32.5	14.6
Capital loss carryforwards	30.6	—
Rent abatement	24.5	15.3
Pension	14.1	14.7
State income taxes	2.7	0.3
Investment securities	—	39.1
Amortization of goodwill and intangible assets	—	8.8
Other	7.0	—

Total	332.0	431.2
Less: valuation allowance	(4.1)	(132.6)

Total deferred tax assets	327.9	298.6

Deferred Tax Liabilities:
Title plant	(65.9)	(70.9)
Amortization of goodwill and intangible assets	(64.2)	—
Investment securities	(43.0)	—
Depreciation	(18.1)	(28.0)
Bad debts	(6.5)	(7.4)
Lease accounting	(1.3)	(32.4)
Other	—	(20.7)

Total deferred tax liabilities	(199.0)	(159.4)

Net deferred tax asset	$128.9	$139.2

Our net deferred tax asset balance was $128.9 million as of December 31, 2009, which represents a $10.3 million decrease from December 31, 2008. The significant changes in the deferred taxes are as follows: The insurance reserve discounting decreased by $51.1 million due to actual title losses paid and deducted during the year. Net operating losses decreased by $102.5 million partially due to the sale of the FNRES investment with a net operating loss of $10.2 million. The remaining decrease of $92.3 million was due to the finalization of the pre-acquisition tax return in 2009 for the LFG Underwriters which generated the actual net operating loss available for carryover. Investment securities changed from a deferred tax asset of $39.1 million to a deferred tax liability of $43.0 million largely due to unrealized gains established through Other Comprehensive Income. Amortization of goodwill and intangible assets changed from a net deferred tax asset of $8.8 million to a net deferred tax liability of $64.2 million primarily due to additional purchase accounting adjustments relating to the LFG Underwriters.

At December 31, 2009, we have net operating loss carryforwards on a pretax basis of $115.1 million which are available to offset future federal taxable income through 2027. Capital loss carryforwards of $83.5 million on a pretax basis are available to offset capital gain income through 2014. We expect to produce sufficient capital gain income to fully utilize these capital losses.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $4.1 million and $132.6 million, respectively. The valuation allowance as of December 31, 2008 was applied against the net operating loss attributable to the LFG Underwriters in the amount of $132.6 million. During 2009, it was determined that the deferred tax asset related to the net operating losses acquired with the LFG Underwriters would be fully utilized. However, a new valuation allowance of $4.1 million was established to offset certain other deferred tax assets that may not be realized. The net decrease of the valuation allowance in the amount of $128.5 million was reflected as a decrease to goodwill under generally accepted accounting principles on business combinations. We believe that, based on our historical pattern of taxable income, we will produce sufficient income in the future to realize our remaining deferred tax assets.

Tax benefits of $2.4 million, $0.3 million, and $4.7 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009 and 2008, we had approximately $1.4 million and $5.8 million (including interest of $0.5 million and $0.6 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense. The decrease of unrecognized tax benefits was due to a prior year tax position that was effectively settled with the taxing authority in 2009.

The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. During 2009, the IRS completed its examination of our consolidated tax return for the tax year ended December 31, 2008, which resulted in no additional tax. We are currently under audit by the Internal Revenue Service for the 2009 and 2010 tax years.

Note K.	Summary of Reserve for Claim Losses

A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Beginning balance	$2,738.6	$1,419.9	$1,220.6
Reserves assumed/transferred(1)	(3.1)	1,115.8	—
Claim loss provision related to:
Current year	423.0	377.9	450.7
Prior years	(93.6)	252.5	203.2

Total claim loss provision	329.4	630.4	653.9
Claims paid, net of recoupments related to:
Current year	(109.6)	(119.4)	(101.2)
Prior years	(413.9)	(308.1)	(353.4)

Total claims paid, net of recoupments	(523.5)	(427.5)	(454.6)

Ending balance	$2,541.4	$2,738.6	$1,419.9

Ending balance of claim loss reserves for title insurance only	$2,488.8	$2,679.0	$1,322.6

Provision for title insurance claim losses as a percentage of title insurance premiums only	5.1%	18.2%	13.2%

(1)	In 2008, we assumed an estimated $1,115.8 million in additional reserves for claim losses with the acquisition of the LFG Underwriters. During 2009 we completed our evaluation of the fair value of this claims

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

reserve as of the acquisition date and adjusted the balance by $3.1 million to reflect our best estimate and the results of third party evaluations of the fair value of the liability.

We continually update loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. A substantial portion of our reserve for claim losses is attributable to title insurance operations.

During the year ended December 31, 2009, we released excess title reserves of $74.4 million in addition to recording an average 7.25% provision for claims losses. The release of excess reserves was due to analysis of the reserve position in light of consistently lower claim payments since 2008. During the year ended December 31, 2008, we recorded a charge to the provision for title claim losses of $261.6 million resulting from adverse claim loss development on prior policy years. During the year ended December 31, 2007, we recorded charges to the provision for title claims losses of $217.2 million, resulting from adverse claim loss development on prior policy years. These charges were in addition to the provision for title insurance claim losses of 8.5% and 7.5%, for 2008 and 2007, respectively. Because reported and paid claims continued to exceed expected claims in these years, we modified our actuarial model in 2008 to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. In response to the unfavorable prior year development, as well as to address higher expected costs for policies issued in 2005, 2006 and 2007, the title loss provision amounts as a percentage of title premiums increased in 2008 and 2007. In response to the favorable development on prior year claims, the title loss provision amount as a percentage of title premiums decreased in 2009.

Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. Due to the uncertainty inherent in the process and to the judgment used by management the ultimate liability may be greater or less than our current reserves.

Beginning in 2007, we began making payments on a group of related claims alleging negligence and fraud related to issuing title insurance policies and closing escrow transactions. We believed that we had the ability to recoup all of these payments, subject to a $10 million retention, from various insurance policies. Through December 31, 2007, we had paid approximately $51.9 million in claims, had received cash recoupment from insurance carriers of approximately $15.5 million and had an insurance recoverable of $31.4 million included in the Consolidated Balance Sheet. Through March 31, 2008, we had paid an additional $79.3 million in claims, had received an additional $27.5 million in cash recoupment from insurance carriers and had an insurance recoverable of $78.2 million included in the Consolidated Balance Sheet. During the remainder of 2008 and through the third quarter of 2009 there were approximately $8.2 million in claims payments and approximately $3.2 million in insurance recoveries resulting in an $83.2 million insurance recoverable included in the Consolidated Balance Sheet at that time. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, the Company paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2009, we carried an $8.2 million receivable related to these coverages. Subsequent to December 31, 2009, we reached a settlement agreement with the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8 million in compensatory damages. The $16.2 million settlement amount was received in February 2010.

Note L.	Commitments and Contingencies

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters. In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and/or failed to give discounts in refinancing transactions in violation of the filed rates.

In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (now Continental Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. There are numerous complaints pending alleging that the Fidelity Defendants conspired with their competitors to unlawfully inflate rates for title insurance in every major market in the United States. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Where there are multiple cases in one state they have been consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. In 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs have appealed. On February 11, 2010, the Second Circuit Court of Appeals in a summary opinion affirmed the dismissal of the complaint in so far as it alleged antitrust violations. A count of the complaint alleging RESPA violations remains, however we believe it is meritless and will be dismissed on motion. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint and the court denied the motion. The case will proceed on a state consumer protection cause of action. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery and a schedule for summary judgment briefing after the first of the year has been set. The magistrate has recommended that the Ohio complaint be dismissed. On December 17, 2009 the District Court Judge heard motions on the recommendation, and permitted the filing of additional briefs on January 25, 2010. On February 2, 2010, the District Court judge recused himself, and the matter has been transferred to a new judge. In New Jersey, the Company’s motion to dismiss the amended complaint remains under submission. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.

On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents (the “Title Insurer Defendants”), including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (now known as Ticor Title Insurance Company of Florida), Chicago Title of Michigan, Fidelity National Title Insurance

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Company of New York, Transnation Title Insurance Company (now known as Lawyers Title Insurance Corporation), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The Title Insurer Defendants organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest filed its fifth amended third party complaint against the defendants, and the Title Insurer Defendants moved to dismiss. On January 19, 2010 the court granted the motion as to the negligence claims, but denied the motion as to the contract claims and negligent misrepresentation claims. The Title Insurer Defendants will answer the Fifth Amended complaint.

There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by us. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case filed in Missouri (Hartis) in the summer of 2008 but removed to the Federal District Court in Missouri, seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. In September 2009, we filed a motion to deny class certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been assigned to a judge and set for trial on March 1, 2010. On January 26, 2009, a recording fee class action was filed in New Jersey. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states. The plaintiff has appealed this decision and oral argument was heard in the Fifth Circuit Court of Appeals on November 2, 2009. On January 15, 2010, the Fifth Circuit Court of Appeals affirmed the Federal District Court’s decision to grant the named defendants’ motion for summary judgment.

There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees (Cornelius, Bushbeck) without performing any separate service for those fees which was not already included as a service for the “escrow fee.” Additionally, Cornelius alleges that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

were deposited into escrow until any disbursement checks cleared the account. Motions for class certification were filed in both of these cases, and we then moved for summary judgment in both cases and to continue the briefing of the class certification motions until the summary judgment motions were determined. Both courts granted the motions to continue class certification briefing until the summary judgment motions were determined and those motions are now fully briefed and submitted.

A class action has been filed in state court in Hawaii against Fidelity National Title and Escrow of Hawaii, Inc. alleging the Company wrongfully released funds from escrow thereby engaging in unfair or deceptive trade practices in violation of state statute. The suit seeks damages, treble damages, prejudgment interest, attorney’s fees and costs. We answered the complaint and are investigating the allegations informally and through discovery.

A class action filed in District Court in Nevada has been amended to allege a cause of action for breach of fiduciary duty in handling escrows against Commonwealth Land Title Insurance Company and Fidelity National Title Agency of Nevada, Inc. The complaint seeks compensatory and punitive damages and attorney’s fees. We are investigating the allegations and have moved for a more definite statement of the allegations against us, which was opposed by plaintiffs and is now fully briefed and submitted.

On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc (collectively, the “Defendants”). The lawsuits were later amended to include Commonwealth Land Title Company and Commonwealth Land Title Insurance Company as defendants in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has not yet been set. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability.

The Georgia Insurance Commissioner and the Company are engaged in discussions regarding market conduct matters involving rates, closing protection letters and the licensing of agents. Closing protection letters are standardized indemnity agreements given to individually named lenders and specify conditions under, and the extent to which, a title insurer will accept liability for the acts or omissions of its agents connected with the closing of insured real estate transactions. These discussions are in the early stage and we do not know the impact the outcome thereof will have on the Company, if any.

Various governmental entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $4.2 billion at December 31, 2009. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2009 and 2008 related to these arrangements.

Future minimum operating lease payments are as follows (dollars in millions):

2010	$135.5
2011	99.6
2012	66.2
2013	34.8
2014	20.8
Thereafter	94.3

Total future minimum operating lease payments	$451.2

Rent expense incurred under operating leases during the years ended December 31, 2009, 2008 and 2007 was $153.1 million, $138.0 million, and $163.9 million, respectively. Rent expense in 2009, 2008, and 2007 includes abandoned lease charges related to office closures of $5.3 million, $23.4 million, and $13.0 million, respectively.

We are party to an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2009, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

Note M.	Regulation and Equity

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly the Fidelity National Title Group segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.

Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2009, the combined statutory unearned premium reserve required and reported for our title insurers was $1,978.3 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.

Each of our insurance subsidiaries is regulated by the insurance regulatory authority in its respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile are the primary regulators of our title insurance subsidiaries. Each of the insurers is subject to periodic regulatory financial examination by regulatory authorities, and certain of these examinations are currently ongoing.

Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2009, $2,435.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2010, our title insurers can pay or make distributions to us of approximately $289.4 million, without prior approval.

The combined statutory capital and surplus of our title insurers was $860.9 million and $634.9 million as of December 31, 2009 and 2008, respectively. The combined statutory net earnings of our title insurance subsidiaries were $270.4 million, $(170.5), and $204.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Combined statutory net earnings for 2009 and 2008 includes the activity of the LFG Underwriters.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2009.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2009.

On April 14, 2009, we offered 15,800,000 shares of our common stock at an offering price of $19.00 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Commission. The underwriters were granted and chose to exercise an option to purchase additional shares equal to 15% of the offering, or 2,370,000 shares, at the offering price. A total of 18,170,000 shares were issued on April 20, 2009, for net proceeds of approximately $331.4 million. The proceeds were used as follows: $135.0 million to repay borrowings under our $1.1 billion revolving credit facility, $71.5 million to repurchase our public bonds, $50.8 million to repurchase shares of our common stock, $25.0 million as part of a $57.1 million capital infusion into Lawyers Title and Commonwealth Land Title, and the remainder for general corporate purposes.

On October 25, 2006, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. On July 21, 2009, the Board of Directors approved a new three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. This includes 4,320,750 shares repurchased in 2009 for $57.1 million, or an average of $13.21 per share and 3,165,470 repurchases in 2008 for $46.0 million, or $14.53 per share and 9,675,000 shares repurchased in 2007 for a total of $183.1 million, or $18.93 per share. In October 2009, we began repurchasing shares under the program approved July 21, 2009, and, through December 31, 2009, we repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share. Subsequent to year-end, on January 4, 2010, we purchased 859,866 shares of our common stock for $11.6 million from the administrator of two of our former subsidiaries employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares at a price of $13.46 per share, the market price at the time of purchase.

Note N.	Employee Benefit Plans

Stock Purchase Plan

During the three-year period ended December 31, 2009, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.

We contributed $11.4 million, $15.2 million, and $17.2 million to the ESPPs in the years ended December 31, 2009, 2008, and 2007, respectively, in accordance with the employer’s matching contribution.

401(k) Profit Sharing Plan

During the three-year period ended December 31, 2009, we have offered our employees the opportunity to participate in 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the year ended December 31, 2007, we matched 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. There was no employer match for the years ended December 31, 2009 and 2008. Our contributions to the 401(k) Plans for the year ended December 31, 2007 was $22.8 million.

Stock Option Plans

In connection with the 2005 distribution of FNT stock by Old FNF, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2009, there were 1,968,540 shares of restricted stock and 23,238,646 stock options outstanding under this plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors. Options vest over a 3 to 4 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. A grant of 1.5 million shares made to the Executive Chairman in 2009 contains time based and market based criteria for vesting purposes.

Following the closing of the 2006 Distribution on October 24, 2006, former Old FNF options and restricted stock held by our employees were converted in an intrinsic value swap to options and restricted stock as noted above. Options and restricted stock held by FIS employees were converted into FIS options and restricted stock.

Stock option transactions under the Omnibus Plan for 2007, 2008, and 2009 are as follows:

		Weighted Average
	Options	Exercise Price	Exercisable

Balance, December 31, 2006	14,141,410	$14.55	7,406,280
Granted	5,257,997	13.64
Exercised	(1,087,946)	7.73
Cancelled	(302,627)	21.66

Balance, December 31, 2007	18,008,834	$14.57	9,904,089
Granted	6,162,942	7.09
Exercised	(775,092)	6.93
Cancelled	(177,401)	17.70

Balance, December 31, 2008	23,219,283	$12.82	11,971,263
Granted	2,533,250	15.30
Exercised	(2,118,631)	9.17
Cancelled	(395,256)	14.89

Balance, December 31, 2009	23,238,646	$13.39	14,119,807

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted stock transactions under the Omnibus Plan in 2007, 2008, and 2009 are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2006	2,596,649	$21.38
Granted	510,503	13.87
Cancelled	(34,289)	17.54
Vested	(996,811)	20.07

Balance, December 31, 2007	2,076,052	16.82
Granted	1,370,358	11.46
Cancelled	(28,973)	16.98
Vested	(1,165,137)	19.54

Balance, December 31, 2008	2,252,300	12.71
Granted	1,044,000	14.06
Cancelled	(23,833)	17.61
Vested	(1,303,927)	17.32

Balance, December 31, 2009	1,968,540	13.09

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2009:

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)

$0.00 — $7.09	7,126,232	6.00	$6.62	$48.8	3,108,297	4.94	$6.01	$23.2
$7.10 — $13.64	7,051,369	4.93	13.10	2.5	4,493,715	4.47	12.79	3.0
$13.65 — $14.06	1,033,250	6.94	14.06	—	—	—	—	—
$14.07 — $16.16	1,500,000	7.05	16.16	—	—	—	—	—
$16.17 — $20.60	2,691,335	3.25	17.08	—	2,688,835	3.25	17.07	—
$20.61 — $21.90	1,970,793	5.81	21.89	—	1,970,793	5.81	21.89	—
$21.91 — $23.44	1,865,667	6.97	23.42	—	1,858,167	6.97	23.43	—

	23,238,646	5.53	$13.39	$51.3	14,119,807	4.84	$14.78	$26.2

We account for stock-based compensation plans in accordance with the FASB standard on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings reflects stock-based compensation expense amounts of $33.7 million, $32.7 million, and $29.9 million, for the years ended December 31, 2009, 2008, and 2007, respectively, which are included in personnel costs in the reported financial results of each period.

The risk free interest rates used in the calculation of compensation cost are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2009, 2008, and 2007, we used risk free interest rates of 2.5%, 2.5%, and 3.8%, respectively, volatility factors for the expected market price of the common stock of 53%, 40%, and 29%, respectively, expected dividend yields of 3.9%, 4.0%, and 5.0%, respectively, and weighted average expected lives of 4.8 years, 5.0 years, and 4.4 years, respectively. The weighted average fair value of each

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

option granted in the years ended December 31, 2009, 2008, and 2007, were $5.32, $1.87, and $2.36, respectively.

At December 31, 2009, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $48.1 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.63 years.

Pension Plans

In connection with the Chicago Title merger, we assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”).

The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary.

The following table sets forth the funded status of the Pension Plan and amounts reflected in the Consolidated Balance Sheets as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in millions)

Change in Benefit Obligation:
Net benefit obligation at beginning of year	$145.0	$149.6	$158.3
Effects of change in actuarial assumptions	8.8	(1.8)	(7.3)
Interest cost	8.8	9.0	8.9
Actuarial loss	1.2	0.8	2.7
Gross benefits paid	(11.6)	(12.6)	(13.0)

Net benefit obligation at end of year	$152.2	$145.0	$149.6

Change in Pension Plan Assets:
Fair value of plan assets at beginning of year	$108.1	$142.5	$127.0
Actual return on plan assets	22.3	(25.6)	11.4
Employer contributions	5.8	3.8	17.1
Gross benefits paid	(11.6)	(12.6)	(13.0)

Fair value of plan assets at end of year	$124.6	$108.1	$142.5

Funded status at end of year	$(27.6)	$(36.9)	$(7.1)
Unrecognized net actuarial loss	74.5	83.5	53.8

Net amount recognized at end of year	$46.9	$46.6	$46.7

The accumulated benefit obligation (ABO) is the same as the projected benefit obligation (PBO) due to the pension plan being frozen as of December 31, 2000.

Pursuant to the FASB standard on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.

The net pension liability included in accounts payable and accrued liabilities as of December 31, 2009 and 2008 is $27.6 million and $36.9 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of net periodic expense included in the results of operations for 2009, 2008, and 2007 are as follows:

	2009	2008	2007
	(Dollars in millions)

Service cost	$—	$—	$—
Interest cost	8.8	9.0	8.9
Expected return on assets	(9.9)	(11.6)	(10.6)
Amortization of actuarial loss	6.7	6.4	8.5

Total net expense	$5.6	$3.8	$6.8

The net gain or loss recognized in other comprehensive income is shown below, on both a before tax and net of tax basis. There is no impact in other comprehensive income related to a net transition asset or obligation or net prior service cost or credit.

	Before Tax	Net of Tax
	(Dollars in millions)

Year ended December 31, 2009:
Accumulated other comprehensive income at January 1	$83.5	$49.4
Amounts recognized in current fiscal year:
Net loss/gain	(6.7)	(4.2)

Total	(6.7)	(4.2)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	(2.3)	(1.5)

Total	(2.3)	(1.5)

Accumulated other comprehensive income at December 31	74.5	43.7

Amounts expected to be recognized in the following year:
Net loss/gain	(7.8)	(4.9)

Total	$(7.8)	$(4.9)

Year ended December 31, 2008:
Accumulated other comprehensive income at January 1	$53.8	$30.6
Amounts recognized in current fiscal year:
Net loss/gain	(6.4)	(4.0)

Total	(6.4)	(4.0)
Unrecognized amounts arising in current fiscal year:
Net loss/gain	36.1	22.8

Total	36.1	22.8

Accumulated other comprehensive income at December 31	83.5	49.4

Amounts expected to be recognized in the following year:
Net loss/gain	(6.4)	(4.0)

Total	$(6.4)	$(4.0)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Pension Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2009		2008

Discount rate	5.61%		6.25%
Rate of compensation increase	N/A	(a)	N/A	(a)

Weighted-average assumptions used to determine net expense for years ended December 31 are as follows:

	2009	2008	2007

Discount rate	6.25%	6.25%	5.75%
Expected return on plan assets	7.5%	8.5%	8.5%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

(a)	Rate of compensation increase is not applicable due to the pension being frozen at December 31, 2000.

The discount rate used was determined by discounting projections of future benefit payments using annual spot rates from the Citigroup Pension Discount Curve. The discounted cash flows were then used to determine the effective discount rate.

Pension Plan Assets

The expected long term rate of return on plan assets was 7.5% and 8.5% for the years ended December 31, 2009 and 2008, respectively, derived using the plan’s asset mix, historical returns by asset category, expectations for future capital market performance, and the fund’s past experience. Both the plan’s investment policy and the expected long-term rate of return assumption are reviewed periodically. Our strategy is to focus on a one to three-year investment horizon, targeting equity securities at 65% of total assets. The remainder of the portfolio is invested in fixed income securities and cash equivalents in a liability driven investment strategy that intends to match the duration of the fixed income investments to the duration of the plan’s liabilities. We do not hold any investments in our own equity securities within the pension plan assets.

The fair value of our pension plan assets at December 31, 2009, by asset category is as follows (in millions):

		Quoted Prices	Significant	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities	69.4	—	69.4	—
Fixed income securities	45.8	—	45.8	—
Insurance annuities	6.5	—	—	6.5
Non-interest bearing cash	0.4	0.4	—	—
Other	2.5	—	—	2.5

Total	124.6	0.4	115.2	9.0

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The change in the fair value of our pension plan assets which use significant unobservable inputs (Level 3) are as follows (in millions):

Balance at December 31, 2008	8.5
Additions due to contributions or transfers during the period due to benefit payments, expenses, taxes, risk charges, and transfers out	(0.8)
Investment earnings for the period	0.5
Net purchases	0.8

Balance at December 31, 2009	9.0

Pension Plan Cash Flows

Plan Contributions

Our funding policy is to contribute annually at least the minimum required contribution under the Employee Retirement Income Security Act (ERISA). Contributions are intended to provide not only for benefits accrued to date, but also for those expected to be earned in the future. In 2009, 2008 and 2007, we made contributions of $5.8 million, $3.8 million, and $17.1 million, respectively.

Plan Benefit Payments

A detail of actual and expected benefit payments is as follows (in millions):

Actual Benefit Payments:
2008	$12.7
2009	11.6
Expected Future Payments:
2010	$11.8
2011	11.4
2012	11.5
2013	11.5
2014	11.6
2015-2019	56.0

Postretirement and Other Nonqualified Employee Benefit Plans

We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of the LFG Underwriters, we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $35.9 million, $22.6 million, and $17.3 million at December 31, 2009, 2008, and 2007, respectively. The costs included in the results of operations relating to these plans were $1.7 million, $1.5 million, and $1.5 million for the years ending December 31, 2009, 2008, and 2007, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note O.	Supplementary Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Cash paid (received) during the year:
Interest	$51.3	$64.4	$53.9
Income taxes	(2.5)	(37.4)	86.9
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$77.4	$1,645.4	$416.4
Less: Total purchase price	47.9	243.2	245.8

Liabilities assumed	$29.5	$1,402.2	$170.6

Note P.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

In the normal course of business we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.

We generate a significant amount of title insurance premiums in California, Texas, Florida, and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2009	2008	2007

California	17.6%	17.6%	16.5%
Texas	10.3%	12.5%	12.6%
Florida	5.7%	7.7%	10.8%
New York	6.9%	7.4%	8.0%

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables.

We place cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution. Investments in commercial paper of industrial firms and financial institutions are rated investment grade by nationally recognized rating agencies.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the trade receivables credit risk. We control credit risk through monitoring procedures.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note Q.	Segment Information

Summarized financial information concerning our reportable segments is shown in the following table.

As of and for the year ended December 31, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)

Title premiums	$3,927.6	$—	$—	$3,927.6
Other revenues	1,300.6	366.0	52.3	1,718.9

Revenues from external customers	5,228.2	366.0	52.3	5,646.5
Interest and investment income, including realized gains and losses	165.4	14.2	2.3	181.9

Total revenues	$5,393.6	$380.2	$54.6	$5,828.4

Depreciation and amortization	100.5	5.1	3.6	109.2
Interest expense	0.8	—	35.9	36.7
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$370.0	$43.6	$(68.7)	$344.9
Income tax expense (benefit)	114.7	14.5	(22.4)	106.8

Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	255.3	29.1	(46.3)	238.1
Equity in (loss) earnings of unconsolidated affiliates	3.8	—	(15.5)	(11.7)

Earnings (loss) from continuing operations	$259.1	$29.1	$(61.8)	$226.4

Assets	$6,325.4	$456.2	$1,152.8	$7,934.4
Goodwill	1,401.2	28.7	25.3	1,455.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2008:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)

Title premiums	$2,695.0	$—	$—	$2,695.0
Other revenues	1,034.3	373.4	37.0	1,444.7

Revenues from external customers	3,729.3	373.4	37.0	4,139.7
Interest and investment income, including realized gains and losses	87.3	9.9	14.3	111.5

Total revenues	$3,816.6	$383.3	$51.3	$4,251.2

Depreciation and amortization	115.0	4.9	2.2	122.1
Interest expense	5.7	0.5	52.4	58.6
Loss (earnings) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$(231.0)	$35.0	$(83.7)	$(279.7)
Income tax (benefit) expense	(98.2)	11.7	(33.4)	(119.9)

(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(132.8)	23.3	(50.3)	(159.8)
Equity in earnings (loss) of unconsolidated affiliates	1.1	—	(14.5)	(13.4)

(Loss) earnings from continuing operations	$(131.7)	$23.3	$(64.8)	$(173.2)

Assets	$6,766.2	$422.6	$1,179.4	$8,368.2
Goodwill	1,484.3	28.7	68.7	1,581.7

As of and for the year ended December 31, 2007:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)

Title premiums	$3,800.5	$—	$—	$3,800.5
Other revenues	1,034.5	386.4	41.5	1,462.4

Revenues from external customers	4,835.0	386.4	41.5	5,262.9
Interest and investment income, including realized gains and losses	170.0	16.2	16.5	202.7

Total revenues	$5,005.0	$402.6	$58.0	$5,465.6

Depreciation and amortization	120.2	6.0	1.7	127.9
Interest expense	14.6	1.5	36.8	52.9
Earnings (loss) from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$183.5	$53.0	$(51.2)	$185.3
Income tax expense (benefit)	49.3	19.2	(18.2)	50.3

Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	134.2	33.8	(33.0)	135.0
Equity in earnings of unconsolidated affiliates	2.5	—	(1.7)	0.8

Earnings (loss) from continuing operations	$136.7	$33.8	$(34.7)	$135.8

Assets	$5,953.6	$461.5	$1,172.8	$7,587.9
Goodwill	1,246.3	28.7	69.6	1,344.6

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

Specialty Insurance

This segment consists of certain subsidiaries that issue flood, home warranty, homeowners’, automobile, and other personal lines insurance policies.

Corporate and Other

The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Sedgwick, Ceridian and Remy. During the year ended December 31, 2008, we recorded a $4.0 million impairment charge to an intangible asset in the corporate and other segment.

Note R.	Recent Accounting Pronouncements

In January 2010, the FASB updated ASC Topic 820, to require additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update is effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption. We do not expect this update to have a material impact on our financial condition or results of operations.

In August 2009, the FASB updated ASC Topic 820, clarifying the methodology used to determine the fair value of a liability. This update is effective for annual reporting periods beginning after August 2009, and for interim periods during the first annual reporting period. We do not expect this update to have a material impact on our financial condition or results of operations.

In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“Codification”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The new codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not intended to significantly change GAAP. We have adopted the new hierarchy and references to old GAAP authoritative literature have been removed or translated into the new codification references.

In June 2009, the FASB updated ASC Topic 810, changing the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introducing a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, and for interim periods during the first annual reporting period. We do not expect this update to have a material impact on our financial condition or results of operations.

In May 2009, the FASB updated ASC Topic 855, setting (1) the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

financial statements, (2) the circumstances under which an entity should recognize in its financial statements events or transactions occurring after the balance sheet date, and (3) the related disclosures that an entity should make. This update is effective for interim or annual periods ending after June 15, 2009. We have implemented this update with no impact to our financial condition or results of operations in the periods presented. We have concluded that there were no material subsequent events, other than those disclosed elsewhere in these footnotes, through the date that the financial statements were issued.

In April 2009, the FASB issued an update to ASC Topic 320 regarding the recognition and presentation of other-than-temporary impairments. This update modifies the requirements for recognizing other-than-temporary impairment related to debt securities classified as available-for-sale and held-to-maturity and changes the impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and expands and increases the frequency of related disclosures for debt and equity securities. This update is effective for interim and annual periods ending after June 15, 2009. We have implemented this update with no material impact on our financial position or results of operations. The additional disclosures required by this update are set forth in note D.

In April 2009, the FASB issued an update to ASC Topic 820 addressing the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. We have implemented this update with no material impact on our financial position or results of operations.

In April 2009, the FASB issued an update to ASC Topic 825 to require summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This update is effective for interim reporting periods ending after June 15, 2009. We have adopted this update by including additional disclosures in the note on fair value in our interim consolidated financial statements.

In December 2008, the FASB issued an update to ASC Topic 715, requiring additional disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risks within plan assets, inputs and valuation techniques used to measure fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. This update is effective for fiscal years ending after December 15, 2009. We have implemented this update by including additional disclosures in note N.

In November 2008, the FASB updated ASC Topic 323 to clarify the accounting for certain transactions and impairment considerations involving equity method investments. This update was effective for fiscal years beginning after December 15, 2008. We have adopted this update with no material effects on our financial condition or results of operations.

In October 2008, the FASB issued an update to Topic 820 to clarify the application of the previous standard on fair value measurements as it applies in an inactive market. This update was effective immediately upon issuance and applies to financial statements that were not yet issued at that time. We have adopted this standard with no material effect on our financial position or results of operations.

In June 2008, the FASB issued an update to ASC Topic 260, requiring unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, which means that they would be included in the earnings allocation in computing earnings per share under a two-class method described in ASC Topic 260. This update is effective for interim and annual periods beginning after December 15, 2008. We have adopted this update with no material effects on our financial condition or results of operations.

In April 2008, the FASB issued an update to ASC Topic 350 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

intangible asset. This update applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions and requires expanded disclosure related to the determination of intangible asset useful lives. This update is effective for fiscal years beginning after December 15, 2008. We have adopted this update with no material effects on our financial condition or results of operations.

In December 2007, the FASB issued an update to ASC Topic 810, requiring noncontrolling interests (formerly known as minority interests) to be presented as a component of equity on the balance sheet. This update also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This update eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. This update requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. This update is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We have implemented this update effective January 1, 2009, with no material effect on our financial position or results of operations except for the changes in presentation as noted above.

In December 2007, the FASB issued an update to ASC Topic 805, requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be recognized separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under this guidance, all business combinations are accounted for by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. This update was effective for periods beginning on or after December 15, 2008. We have adopted this update and have applied it to business combinations occurring subsequent to December 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Effective as of February 4, 2010, the Company entered into amendments (the “Amendments”) to the employment agreements (the “Employment Agreements”) with each of William P. Foley, II, Alan L. Stinson, Raymond R. Quirk, Anthony J. Park, and Brent B. Bickett. Each of the Amendments amends the respective Employment Agreement to provide that, if any payments or benefits to be paid to the officer pursuant to the terms of the Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the officer may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code (the “Scaled Back Amount”). If the officer does not elect to have such payments reduced to the Scaled Back Amount, the officer is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the Employment Agreement.

The Amendment to Mr. Foley’s Employment Agreement also (i) reduces his annual incentive bonus target from 250% of his annual base salary to 200% of his annual base salary, and (ii) eliminates the obligation of the Company to make severance payments to Mr. Foley in the event he terminates his employment following a change in control without good reason.

The Amendment to Mr. Stinson’s Employment Agreement also (i) reduces his annual base salary from $648,000 per year to $600,000 per year, and (ii) reduces his incentive bonus target from 150% of his annual base salary to 125% of his annual base salary.

The foregoing description of the Amendments is qualified in its entirety by reference to the Amendments, copies of which are filed as exhibits hereto and incorporated herein by reference.

PART III

Items 10-14.

Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	124
Schedule V: Valuation and Qualifying Accounts	129

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30% and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit
Number	Description

4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)
4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)
4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 2.36% Subordinated Promissory Note due 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008)
4.7	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))
10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)
10.2	Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)
10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)
10.4	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)
10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards.(1)
10.7	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
10.8	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.9	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)

Exhibit
Number	Description

10.12	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.13	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1)
10.14	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(1).
10.15	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(1)
10.16	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.17	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1).
10.18	Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1) (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.19	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1).
10.20	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.21	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1)
10.22	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(1)
10.23	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of July 23, 2008(1).
10.24	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of July 23, 2008
10.25	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.26	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ Alan L. Stinson
Alan L. Stinson
Chief Executive Officer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan L. Stinson Alan L. Stinson	Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ Anthony J. Park Anthony J. Park	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ William P. Foley, II William P. Foley, II	Director and Executive Chairman of the Board	March 1, 2010

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 1, 2010

/s/ Willie D. Davis Willie D. Davis	Director	March 1, 2010

/s/ Thomas M. Hagerty Thomas M. Hagerty	Director	March 1, 2010

/s/ Daniel D. (Ron) Lane Daniel D. (Ron) Lane	Director	March 1, 2010

/s/ General William Lyon General William Lyon	Director	March 1, 2010

/s/ Richard N. Massey Richard N. Massey	Director	March 1, 2010

/s/ Peter O. Shea, Jr. Peter O. Shea, Jr.	Director	March 1, 2010

Signature	Title	Date

/s/ Cary H. Thompson Cary H. Thompson	Director	March 1, 2010

/s/ Frank P. Willey Frank P. Willey	Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of March 1, 2010, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009, as contained in the Annual Report on Form 10-K for the year 2009. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

March 1, 2010
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2009	2008
	(In millions,
	except share data)

ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	65.8	96.2
Investment in unconsolidated affiliates	507.8	569.1
Notes receivable, net	0.2	0.2
Income taxes receivable	56.5	115.4
Deferred tax assets	128.9	139.2
Investments in and amounts due from subsidiaries	3,455.7	3,067.9
Property and equipment, net	9.5	11.8
Prepaid expenses and other assets	6.1	11.9
Other intangibles, net	5.8	4.4

Total assets	$4,236.3	$4,016.1

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30.7	$34.0
Notes payable	860.7	1,125.3

	891.4	1,159.3
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2009 and 2008; issued 249,713,996 shares and 228,391,066 shares at December 31, 2009 and 2008, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	3,712.1	3,325.2
Retained deficit	(102.4)	(188.9)
Accumulated other comprehensive earnings (loss)	35.6	(91.8)
Less treasury stock, 19,496,888 shares and 13,488,288 shares at December 31, 2009 and December 31, 2008, respectively, at cost	(319.4)	(238.9)

Total equity of Fidelity National Financial, Inc. common shareholders	3,325.9	2,805.6
Noncontrolling interests	19.0	51.2

Total equity	3,344.9	2,856.8

Total liabilities and equity	$4,236.3	$4,016.1

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Revenues:
Other fees and revenue	$4.6	$3.6	$12.9
Interest and investment income (loss)	(7.2)	14.7	6.7

Total revenues (loss)	(2.6)	18.3	19.6

Expenses:
Personnel expenses	19.9	14.9	20.8
Other operating expenses	12.2	20.3	12.7
Interest expense	38.6	54.1	38.1

Total expenses	70.7	89.3	71.6

Loss before income tax benefit and equity in earnings (loss) of subsidiaries	(73.3)	(71.0)	(52.0)
Income tax benefit	(22.7)	(30.2)	(13.8)

Loss before equity in earnings (loss) of subsidiaries	(50.6)	(40.8)	(38.2)
Equity in earnings (loss) of subsidiaries	275.1	(142.4)	168.0

Earnings (loss) before earnings (loss) attributable to noncontrolling interest	224.5	(183.2)	129.8
Earnings (loss) attributable to noncontrolling interest	2.2	(4.2)	—

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$222.3	$(179.0)	$129.8

Basic earnings (loss) per share	$0.99	$(0.85)	$0.60

Weighted average shares outstanding, basic basis	224.7	210.0	216.6

Diluted earnings (loss) per share	$0.97	$(0.85)	$0.59

Weighted average shares outstanding, diluted basis	228.5	210.0	220.0

Retained earnings (deficit), beginning of year	$(188.9)	$213.2	$345.6
Dividends declared	(135.8)	(223.1)	(262.2)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	222.3	(179.0)	129.8

Retained earnings (deficit), end of year	$(102.4)	$(188.9)	$213.2

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flows From Operating Activities:
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$222.3	$(179.0)	$129.8
Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
Amortization of debt issuance costs	2.6	1.5	1.6
Noncontrolling interest	2.2	(4.2)	—
Equity in (earnings) losses of subsidiaries	(275.1)	142.4	(168.0)
Losses (Gains) on sales of investments and other assets	4.8	2.5	(1.7)
Stock-based compensation cost	33.7	32.7	29.9
Tax benefit associated with the exercise of stock options	(2.4)	(0.3)	(4.7)
Transaction fee income	—	—	(12.3)
Net increase (decrease) in income taxes	138.3	(72.0)	(32.5)
Net decrease (increase) in prepaid expenses and other assets	7.0	(9.8)	7.3
Net (decrease) increase in accounts payable and accrued liabilities	(8.9)	(34.4)	2.2

Net cash provided by (used in) operating activities	124.5	(120.6)	(48.4)

Cash Flows From Investing Activities:
Proceeds from sales of investments	1.9	26.0	372.8
Purchases of investments	—	(12.6)	(241.8)
Net proceeds (purchases) from short-term investing activities	50.3	(89.8)	—
Sales (Purchases) of property and equipment	1.4	(1.5)	(10.6)
Collections of notes receivable	—	0.2	1.3
Proceeds from the sale of partial interest in Sedgwick CMS	—	53.9	—
Net additions to investment in subsidiaries	57.5	—	(498.2)

Net cash (used in) provided by investing activities	111.1	(23.8)	(376.5)

Cash Flows From Financing Activities:
Borrowings	—	170.0	535.0
Equity offering	331.4	—	—
Debt service payments	(264.9)	(120.0)	—
Debt cost additions	—	—	(0.9)
Dividends paid	(135.8)	(223.0)	(262.2)
Purchases of treasury stock	(74.9)	(45.9)	(183.2)
Exercise of stock options	19.4	5.3	8.4
Tax benefit associated with the exercise of stock options	2.4	0.3	4.7
Net (payments) borrowings and dividends from subsidiaries	(113.2)	357.7	323.1

Net cash (used in) provided by financing activities	(235.6)	144.4	424.9

Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See Notes to Financial Statements —
See Accompanying Report of Registered Independent Public Accounting Firm

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2008 presentation to conform to the classifications used in 2009.

B.	Notes Payable

Notes payable consist of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	$245.2	249.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.5	241.1
Syndicated credit agreement, unsecured, interest due monthly at LIBOR plus 0.475% (0.73% at December 31, 2009), unused portion $700.0 million at December 31, 2009	400.0	585.0
Subordinated note payable to LandAmerica Financial Group, Inc., interest payable annually at 2.36%, due December 2013	50.0	50.0

	$860.7	$1,125.3

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Cash paid (received) during the year:
Interest paid	$40.6	$50.3	$37.7
Income taxes received	(2.5)	(37.4)	86.9

On December 22, 2008 we, along with two of our subsidiaries, Chicago Title Insurance Company and Fidelity National Title Insurance Company (“FNTIC’’), completed the acquisition of certain title insurance subsidiaries from LandAmerica Financial Group, Inc. (“LFG”). The purchase price of one of these subsidiaries, Lawyers Title Insurance Corporation (“Lawyers”), included a $50 million subordinated note from us due in 2013 (see note B), and $50 million of our common stock (3,176,620 shares valued at $15.74 per share at the time of closing). Immediately subsequent to the acquisition, we contributed our ownership interest in Lawyers to FNTIC.

D.	Cash Dividends Received

We have received cash dividends from subsidiaries and affiliates of $0.2 billion, $0.2 billion, and $0.4 billion during the years ended December 31, 2009, 2008, and 2007, respectively.

See Accompanying Report of Registered Independent Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(Dollars in millions)

Year ended December 31, 2009:
Reserve for claim losses	$2,738.6	$329.4	$(3.1	)(3)	$523.5	(1)	$2,541.4
Allowance on trade and notes receivables	32.6	5.7	(0.7	)(2)	9.4	(2)
			1.3	(3)			29.5
Year ended December 31, 2008:
Reserve for claim losses	$1,419.9	$630.4	$1,115.8	(3)	$427.5	(1)	$2,738.6
Allowance on trade and notes receivables	13.1	9.9	0.3	(2)	6.0	(2)
			15.3	(3)			32.6
Year ended December 31, 2007:
Reserve for claim losses	$1,220.6	$653.9	$—		$454.6	(1)	$1,419.9
Allowance on trade and notes receivables	12.7	4.0	0.6	(2)	4.2	(2)	13.1

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

(3)	Represents reserves assumed in the acquisition of certain title insurance underwriters from LandAmerica Financial Group, Inc. on December 22, 2008 and related purchase accounting adjustments recorded in the year ended December 31, 2009 (see note B to Notes to Consolidated Financial Statements).

See Accompanying Report of Registered Independent Public Accounting Firm

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Information Statement)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30% and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)
4.3	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)
4.4	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 2.36% Subordinated Promissory Note due 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008)
4.7	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))
10.1	Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)
10.2	Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)
10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)
10.4	Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)
10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards.(1)
10.7	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
10.8	Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)
10.9	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF’s Current Report on Form 8-K filed on February 6, 2006).(1)

Exhibit
Number	Description

10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.12	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.13	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1)
10.14	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(1).
10.15	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(1)
10.16	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.17	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1).
10.18	Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1) (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.19	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1) .
10.20	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.21	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1)
10.22	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(1)
10.23	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of July 23, 2008(1).
10.24	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of July 23, 2008
10.25	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.26	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K