Form 10-Q
period 2010-03-31
Fidelity National Financial, Inc.
filed 2010-04-26
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010
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
YES ☐ NO ☑
     As of March 31, 2010, there were 229,679,237 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2010

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at March 31, 2010 includes $264.6 and $13.1, respectively, of pledged fixed maturities related to secured trust deposits and the securities lending program, at December 31, 2009 includes $249.5 and $25.6, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,445.3	$3,524.2
Equity securities available for sale, at fair value	95.6	92.5
Investments in unconsolidated affiliates	621.9	617.1
Other long-term investments	102.7	103.5
Short-term investments at March 31, 2010 and December 31, 2009, includes $94.0 and $39.2, respectively, of pledged short-term investments related to secured trust deposits	353.7	348.1

Total investments	4,619.2	4,685.4
Cash and cash equivalents, at March 31, 2010 includes $56.4 and $13.6, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2009, includes $96.8 and $26.5, respectively, of pledged cash related to secured trust deposits and the securities lending program	159.1	202.1
Trade and notes receivables, net of allowance of $30.2 and $29.5, respectively, at March 31, 2010 and December 31, 2009	247.8	254.1
Goodwill	1,442.3	1,455.2
Prepaid expenses and other assets	348.0	332.0
Capitalized software, net	50.2	56.0
Other intangible assets, net	167.6	166.9
Title plants	405.5	407.5
Property and equipment, net	175.7	189.8
Income taxes receivable	54.6	56.5
Deferred tax assets	123.4	128.9

Total assets	$7,793.4	$7,934.4

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at March 31, 2010 and December 31, 2009, includes $13.6 and $26.5, respectively, of security loans related to the securities lending program	$584.0	$696.0
Accounts payable to related parties	4.1	6.9
Deferred revenue	112.8	110.0
Notes payable	861.7	861.9
Reserve for claim losses	2,499.0	2,541.4
Secured trust deposits	410.0	373.3

Total liabilities	4,471.6	4,589.5

Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2010 and December 31, 2009; issued 250,069,265 as of March 31, 2010 and 249,713,996 as of December 31, 2009	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,721.6	3,712.1
Accumulated deficit	(120.4)	(102.4)
Accumulated other comprehensive earnings	30.9	35.6
Less treasury stock, 20,390,028 shares as of March 31, 2010 and 19,496,888 shares as of December 31, 2009, respectively, at cost	(331.4)	(319.4)

Total Fidelity National Financial, Inc. shareholders’ equity	3,300.7	3,325.9
Noncontrolling interests	21.1	19.0

Total equity	3,321.8	3,344.9

Total liabilities and equity	$7,793.4	$7,934.4

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended
	March 31,
	2010	2009
	(Unaudited)
Revenues:
Direct title insurance premiums	$281.4	$333.6
Agency title insurance premiums	483.8	575.7
Escrow, title-related and other fees	294.5	322.8
Specialty insurance	86.3	83.4
Interest and investment income	38.8	36.7
Realized gains and losses, net	28.6	(5.7)

Total revenues	1,213.4	1,346.5
Expenses:
Personnel costs	370.7	421.2
Other operating expenses	299.0	326.5
Agent commissions	384.4	461.5
Depreciation and amortization	23.0	31.0
Provision for claim	86.3	95.6
Interest expense	7.1	11.8

Total expenses	1,170.5	1,347.6

Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	42.9	(1.1)
Income tax expense (benefit)	13.3	(0.5)

Earnings (loss) from continuing operations before equity in loss of unconsolidated affiliates	29.6	(0.6)
Equity in loss of unconsolidated affiliates	(10.7)	(12.1)

Net earnings (loss) from continuing operations	18.9	(12.7)
Net earnings from discontinued operations, net of tax	—	0.3

Net earnings (loss)	18.9	(12.4)
Less: Net earnings attributable to noncontrolling interests	2.4	—

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$16.5	$(12.4)

Earnings per share
Basic& Diluted
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.07	$(0.06)

Weighted average shares outstanding, basic basis	227.5	213.2

Weighted average shares outstanding, diluted basis	230.3	213.2

Dividends per share	$0.15	$0.15

Amounts attributable to Fidelity National Financial, Inc, common shareholders:
Net earnings (loss) from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$16.5	$(12.8)
Net earnings from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	—	0.4

Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$16.5	$(12.4)

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended
	March 31,
	2010	2009
	(Unaudited)
Net earnings (loss)	$18.9	$(12.4)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	13.3	8.4
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	0.4	(68.2)
Unrealized gain (loss) on foreign currency translation (3)	1.6	(1.3)
Reclassification adjustments for (gains) losses included in net earnings (4)	(20.0)	3.7

Other comprehensive earnings (loss)	4.7	(57.4)

Comprehensive earnings (loss)	23.6	(69.8)
Less: Comprehensive earnings attributable to noncontrolling interests	2.4	—

Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$21.2	$(69.8)

(1)	Net of income tax expense of $7.7 million and $4.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.

(2)	Net of income tax expense of $0.2 million and less than $0.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

(3)	Net of income tax expense (benefit) of $0.9 million and $(0.7) million for the three-month periods ended March 31, 2010 and 2009, respectively.

(4)	Net of income tax (expense) benefit of $(11.6) million and $2.0 million for the three-month periods ended March 31, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.4	—	2.9		—	—	—	—	2.9
Treasury stock repurchased	—	—	—	—	—	0.9	(12.0)	—	(12.0)
Tax benefit associated with the exercise of stock options	—	—	1.0	—	—	—	—	—	1.0
Other comprehensive earnings — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(6.7)	—	—	—	(6.7)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	0.4	—	—	—	0.4
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	1.6	—	—	—	1.6
Stock based compensation	—	—	5.6	—	—	—	—	—	5.6
Contributions to noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Cash dividends	—	—	—	(34.5)	—	—	—	—	(34.5)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net earnings	—	—	—	16.5	—	—	—	2.4	18.9

Balance, March 31, 2010	250.1	$—	$3,721.6	$(120.4)	$30.9	20.4	$(331.4)	$21.1	$3,321.8

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$16.5	$(12.4)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23.0	36.8
Noncontrolling interest	2.4	—
Equity in loss of unconsolidated affiliates	10.7	12.1
(Gain) loss on sales of investments in other assets, net	(28.6)	5.3
Stock-based compensation cost	5.6	10.7
Tax benefit associated with the exercise of stock options	(1.0)	(2.8)
Changes in assets and liabilities:
Net decrease in pledged cash, pledged investments, and secured trust deposits	7.1	4.9
Net decrease in trade receivables	7.1	0.3
Net (increase) decrease in prepaid expenses and other assets	(13.2)	31.8
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(88.6)	(28.0)
Net (decrease) increase in reserve for claim losses	(42.4)	1.4
Net change in income taxes	13.3	68.2

Net cash (used in) provided by operating activities	$(88.1)	$128.3

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$223.8	$229.1
Proceeds from maturities of investment securities available for sale	129.3	93.0
Proceeds from sale of other assets	9.9	1.0
Collections of notes receivable	0.4	0.1
Cash expended as collateral on loaned securities, net	(0.4)	(2.0)
Additions to title plants	(0.3)	(0.2)
Additions to property and equipment	(5.9)	(12.9)
Additions to capitalized software	(0.3)	(0.4)
Additions to notes receivable	(1.2)	—
Purchases of investment securities available for sale	(206.3)	(469.1)
Net (purchase of) proceeds from short-term investment securities	(5.6)	80.7
Contributions to investments in unconsolidated affiliates	(21.1)	—
Distributions from unconsolidated affiliates	6.2	1.6
Acquisitions/disposals of businesses, net of cash acquired	0.4	9.1

Net cash provided by (used in) investing activities	$128.9	$(70.0)

Cash flows from financing activities:
Borrowings	$50.0	$48.6
Debt service payments	(50.3)	(95.1)
Dividends paid	(34.3)	(32.3)
Subsidiary dividends paid to noncontrolling interest shareholders	(0.7)	(0.2)
Exercise of stock options	2.9	15.6
Purchases of treasury stock	(12.0)	—
Tax benefit associated with the exercise of stock options	1.0	2.8

Net cash used in financing activities	$(43.4)	$(60.6)

Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(2.6)	(2.3)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	105.3	205.7

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$102.7	$203.4

Supplemental cash flow information:
Income taxes refunded	$(2.0)	$(65.3)

Interest paid	$14.2	$26.6

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “We,” “Us,” “Our,” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made in the 2009 Condensed Consolidated Financial Statements to conform to classifications used in 2010.
Description of Business
     We are a holding company that is a provider, through our subsidiaries, of title insurance, specialty insurance, claims management services, and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Security Union Title, and Alamo Title — which collectively issued more title insurance policies in 2008 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of outsourced claims management services to large corporate and public sector entities through our minority-owned affiliate, Sedgwick CMS (“Sedgwick”) and a provider of information services in the human resources, retail, and transportation markets through another minority-owned affiliate, Ceridian Corporation (“Ceridian”).
Subsequent Event
     On April 20, 2010, we and the other owners thereof agreed to sell Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We expect to receive approximately $220 million in proceeds for our ownership interest, resulting in a pre-tax gain of approximately $95 million. The transaction is expected to close during the second quarter of 2010, subject to customary conditions and the receipt of any necessary regulatory approvals.
Discontinued Operations
     On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $11.0 million for the three-month period ended March 31, 2009. Pre-tax earnings included in discontinued operations was $1.3 million for the three-month period ended March 31, 2009.
     In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services (“LPS”), a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. Discontinued operations included revenues from FNRES’ operations of $3.5 million for the three-month period ended March 31, 2009. Discontinued operations included pre-tax losses related to FNRES’ operations of $0.5 million for the three-month period ended March 31, 2009.

Transactions with Related Parties
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     We have historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (collectively “FIS). On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, LPS. As part of the spin-off of LPS, a number of the agreements that were previously in effect between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS was no longer a related party and activity between FNF and LPS subsequent to that date is not included in our disclosures of transactions with related parties.
Agreements with FIS
     A summary of the agreements that were in effect with FIS through March 31, 2010, is as follows:
•	Technology (“IT”) and data processing services from FIS. These agreements govern IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.

•	Administrative corporate support and cost-sharing services to and from FIS. We have provided certain administrative corporate support services such as general management, corporate aviation and other administrative support services to FIS. On a lesser scale, FIS has provided similar support services to us. The pricing of these administrative services is at cost. The administrative corporate services agreements expire in July 2010, subject to extension in certain circumstances or early termination if the services are no longer required by the party receiving the services or upon mutual agreement of the parties.

•	Real estate management, real estate lease and equipment lease agreements. Included in our revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS. A majority of the leases of equipment to FIS were between FN Capital and FIS and the related receipts are no longer revenue to us subsequent to the sale of FN Capital on September 25, 2009.
     A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2010	2009
	(In millions)
Rental revenue	$0.4	$7.0
Corporate services and cost-sharing	0.7	0.4

	1.1	7.4

Data processing costs	$11.6	$11.7

     We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $4.1 million as of March 31, 2010 and $6.9 million as of December 31, 2009.
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment of $75.4 million as of March 31, 2010 and December 31, 2009, is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Agreements with LPS
     As noted above, prior to March 15, 2009, LPS was a related party to us. Agreements with LPS for title agency and other services were in effect at that time. A detail of related party revenues and expenses between FNF and LPS are as follows. We recorded agency title premiums of $84.2 million for the period from January 1, 2009 through March 15, 2009. We recorded agency title commissions of $73.8 million for the period from January 1, 2009 through March 15, 2009. We recorded other revenue of $4.9 million for the period from January 1, 2009 through March 15, 2009. We recorded other operating expenses relating to agreements with LPS of $18.9 million for the period from January 1, 2009 through March 15, 2009.
Recent Accounting Pronouncements
     In January 2010, the FASB updated ASC Topic 820, requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted without a material impact on our financial condition or results of operations for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption. We do not expect these additional disclosures to have a material impact on our financial condition or results of operations.
     In August 2009, the FASB updated ASC Topic 820, clarifying the methodology used to determine the fair value of a liability. This update became effective for annual reporting periods beginning after August 2009, and for interim periods during the first annual reporting period. This update did not have a material impact on our financial condition or results of operations.
Note B — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss from continuing operations, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain options and shares of restricted stock which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended
	March 31,
	2010	2009
	(In millions, except
	per share amounts)
Basic and diluted net earnings (loss) from continuing operations attributable to FNF common shareholders	16.5	(12.8)
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	—	(0.4)

Basic and diluted net earnings (loss) attributable to FNF common shareholders	$16.5	$(12.4)

Weighted average shares outstanding during the period, basic basis	227.5	213.2
Plus: Common stock equivalent shares assumed from conversion of options	2.8	—

Weighted average shares outstanding during the period, diluted basis	230.3	213.2

Basic and diluted net earnings (loss) per share from continuing operations and attributable to FNF common shareholders	$0.07	$(0.06)

     Results of discontinued operations did not have an effect on our earnings per share. Antidilutive shares of common stock excluded from the computation of diluted earnings per share totaled 14.1 million shares and 23.0 million shares for the three months ended March 31, 2010 and 2009, respectively.
Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$397.6	$—	$397.6
State and political subdivisions	—	1,283.9	—	1,283.9
Corporate debt securities	—	1,378.6	—	1,378.6
Mortgage-backed/asset-backed securities	—	303.1	—	303.1
Other fixed-maturity	—	39.0	43.1	82.1
Equity securities available for sale	95.6	—	—	95.6
Other long-term investments	—	—	77.9	77.9

Total	$95.6	$3,402.2	$121.0	$3,618.8

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed-maturity	—	38.8	45.2	84.0
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7

Total	$92.5	$3,479.0	$123.9	$3,695.4

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Our Level 3 investments consist of auction rate securities which were included in the assets of Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation that were acquired on December 22, 2008, and structured notes that were purchased in the third quarter of 2009. The auction rate securities are classified in other fixed-maturity investments and had a par value of $66.8 million and fair value of $43.1 million at March 31, 2010 and a par value of $69.7 million and fair value of $45.2 million at December 31, 2009. These securities represent less than one percent of our total investment portfolio. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. We believe the fair value of the auction rate securities to be reasonable as of March 31, 2010. The structured notes had a par value of $75.0 million and fair value of $77.9 million at March 31, 2010 and a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We believe the valuations of the structured notes to be reasonable and to represent an exit price for the securities as of March 31, 2010.
     The following table presents the changes in our investments that are classified as Level 3 for the period ended March 31, 2010 (in millions):

Balance, December 31, 2009	$123.9
Proceeds received upon call/sales	(1.5)
Realized gain	0.7
Realized loss	(0.8)
Unrealized losses included in other comprehensive earnings	(1.3)

Balance, March 31, 2010	$121.0

     The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in note E.
     Additional information regarding the fair value of our investment portfolio is included in note D.
Note D — Investments
     The carrying amounts and fair values of our fixed maturity securities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$397.6	$384.3	$15.3	$(2.0)	$397.6
States and political subdivisions	1,283.9	1,243.9	41.9	(1.9)	1,283.9
Corporate debt securities	1,378.6	1,309.6	70.2	(1.2)	1,378.6
Mortgage-backed/asset-backed securities	303.1	285.6	17.6	(0.1)	303.1
Other	82.1	63.3	18.8	—	82.1

	$3,445.3	$3,286.7	$163.8	$(5.2)	$3,445.3

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$409.2	$397.5	$14.4	$(2.7)	$409.2
States and political subdivisions	1,339.4	1,294.2	46.6	(1.4)	1,339.4
Corporate debt securities	1,379.1	1,300.4	84.0	(5.3)	1,379.1
Mortgage-backed/asset-backed securities	312.5	298.5	14.4	(0.4)	312.5
Other	84.0	64.0	20.1	(0.1)	84.0

	$3,524.2	$3,354.6	$179.5	$(9.9)	$3,524.2

     The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2010:

	March 31, 2010
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$293.0	8.9%	$298.8	8.7%
After one year through five years	1,484.7	45.2	1,558.5	45.2
After five years through ten years	1,011.9	30.8	1,048.6	30.4
After ten years	211.5	6.4	236.3	6.9
Mortgage-backed/asset-backed securities	285.6	8.7	303.1	8.8

	$3,286.7	100.0%	$3,445.3	100.0%

Subject to call	$556.1	16.9%	$579.7	16.8%

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At March 31, 2010 and December 31, 2009, we had security loans outstanding with fair values of $13.1 million and $25.6 million, respectively. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $13.6 million and $26.5 million at March 31, 2010 and December 31, 2009, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Equity securities at March 31, 2010 and December 31, 2009 included investments in a variety of issuers at a cost basis of $67.6 million and $64.6 million, respectively, and fair value of $95.6 million and $92.5 million, respectively. The carrying value of our investment in equity securities is fair value. The balance of equity securities is primarily composed of an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of the FIS stock was $75.4 million as of March 31, 2010 and December 31, 2009. As of March 31, 2010, gross unrealized gains and gross unrealized losses on equity securities were $28.3 million and $0.3 million, respectively. As of December 31, 2009, gross unrealized gains and gross unrealized losses on equity securities were $28.4 million and $0.5 million, respectively.
     Net realized gains related to investments were $32.0 million and less than $0.1 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Net realized losses related to other assets were $(3.4) million and $(5.7) million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.
     Gross realized gains on sales of fixed maturity securities considered available for sale were $34.0 million and $11.6 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively; gross realized losses were $1.7 million and $0.5 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
amounted to $349.7 million and $283.3 million for the three-month periods ended March 31, 2010 and March 31, 2009.
     Gross realized gains on sales of equity securities considered available for sale were $0.5 million and $0.5 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively; gross realized losses were less than $0.1 million and $11.6 million for the three-month periods ended March 31, 2010 and March 31, 2009. Gross proceeds from the sale of equity securities amounted to $3.4 million and $38.8 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.
     Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statement of Operations. The carrying value of the structured notes was $77.9 million and $78.7 million as of March 31, 2010 and December 31, 2009, respectively; and we recorded a net loss of $0.8 million related to the structured notes in the three-month period ended March 31, 2010.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, were as follows (in millions):
March 31, 2010

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$44.5	$(0.7)	$21.4	$(1.3)	$65.9	$(2.0)
States and political subdivisions	136.7	(1.5)	8.0	(0.4)	144.7	(1.9)
Corporate debt securities	95.9	(0.7)	20.6	(0.5)	116.5	(1.2)
Mortgage-backed/asset-backed securities	9.7	(0.1)	—	—	9.7	(0.1)
Equity securities	—	—	3.8	(0.3)	3.8	(0.3)

Total temporarily impaired securities	$286.8	$(3.0)	$53.8	$(2.5)	$340.6	$(5.5)

December 31, 2009

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$58.5	$(0.7)	$33.9	$(2.0)	$92.4	$(2.7)
States and political subdivisions	100.0	(1.1)	8.0	(0.3)	108.0	(1.4)
Corporate debt securities	147.7	(3.3)	42.8	(2.0)	190.5	(5.3)
Mortgage-backed/asset-backed securities	32.8	(0.3)	1.1	(0.1)	33.9	(0.4)
Equity securities	—	—	5.6	(0.5)	5.6	(0.5)
Other	1.9	(0.1)	—	—	1.9	(0.1)

Total temporarily impaired securities	$340.9	$(5.5)	$91.4	$(4.9)	$432.3	$(10.4)

     During the three-month period ended March 31, 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired debt securities as we do not intend to sell these securities and it is not more likely than not that we will be required to sell the debt securities before recovery of the cost basis. The unrealized losses relating to equity securities were caused by market changes that we consider to be temporary and are not concentrated in a particular sector or an individual security. During the three-month period ended March 31, 2009, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $5.7 million, related to our equity securities. These losses were based on the duration of the unrealized loss and inability to predict the time to recover if the investments continued to be held. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of March 31, 2010 and December 31, 2009, consist of (in millions):

	Ownership	March 31, 2010	December 31, 2009
Ceridian	33%	$380.1	$386.8
Sedgwick	32%	123.0	121.0
Remy	46%	87.1	69.1
Other	various	31.7	40.2

Total		$621.9	$617.1

     During the three-month periods ended March 31, 2010 and 2009, we recorded an aggregate of $(8.4) million and $(13.8) million, respectively, in equity in loss of Ceridian, Sedgwick, and Remy. Equity in (loss) earnings of other unconsolidated affiliates was $(2.3) million and $1.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.
     We account for our equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three-month period ended March 31, 2010, include our equity in Ceridian’s earnings for the three-month period ended December 31, 2009, and our net earnings for the three-month period ended March 31, 2009, include our equity in Ceridian’s earnings for the period ended December 31, 2008. Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements, is presented below.

	December 31, 2009	December 31, 2008
	(In millions)	(In millions)
Total current assets	$1,036.3	$985.5
Goodwill and other intangible assets, net	4,766.7	4,707.6
Other assets	4,590.5	4,941.5

Total assets	$10,393.5	$10,634.6

Current liabilities	$726.7	$667.3
Long-term obligations, less current portion	3,507.5	3,511.5
Other long-term liabilities	4,991.7	5,270.4

Total liabilities	9,225.9	9,449.2
Equity	1,167.6	1,185.4

Total liabilities and equity	$10,393.5	$10,634.6

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(In millions)
Total revenues	$379.3	$384.6
Loss before income taxes	(32.2)	(46.3)
Net loss	(22.5)	(31.8)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Note E — Notes payable
     Notes payable consists of the following:

	March 31,	December 31,
	2010	2009
	(In millions)
Unsecured notes net of discount, interest payable semi-annually at 5.25%, due March 2013	$245.3	$245.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.5	165.5
Syndicated credit agreement, unsecured, unused portion of $501.2 million at March 31, 2010, composed of $12.4 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.70% at March 31, 2010) and $437.6 million due March 2013 with interest payable monthly at LIBOR plus 1.5% (1.73% at March 31, 2010)	450.0	400.0
Subordinated note payable to LFG Liquidation Trust, interest payable annually	—	50.0
Other	0.9	1.2

	$861.7	$861.9

     At March 31, 2010, the fair value of our long-term debt was $870.7 million and the carrying amount was $861.7 million. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2010. The fair value of our syndicated credit agreement is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF.
     The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.
     On December 22, 2008, in connection with the acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and United Capital Title Insurance Company (collectively “the LFG Underwriters”), we entered into a $50 million subordinated note payable to LFG, due December 2013, with interest

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
of 2.36% payable annually. On March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.
     Principal maturities of notes payable at March 31, 2010, are as follows (in millions):

2010	0.4
2011	178.1
2012	0.3
2013	682.9

$861.7

Note F — Legal Proceedings
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (now Continental Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Where there are multiple cases in one state they have been consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. In 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs have appealed. On February 11, 2010, the Second Circuit Court of Appeals in a summary opinion affirmed the dismissal of the complaint in so far as it alleged antitrust violations. A count of the complaint alleging RESPA violations remains; however we believe it is meritless and will be dismissed on motion. On March 30, 2010 the Fifth Circuit Court of Appeals affirmed the dismissal of the Texas complaint. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint and the court denied the motion. The companies moved to appeal from the interlocutory denial of the motion to dismiss and the motion was granted by the District Court. The companies have filed a petition in the Ninth Circuit Court of Appeal for review of the interlocutory order. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery. The defendants filed a motion for summary judgment on March 22, 2010. The Ohio complaint was dismissed on March 31, 2010. In New Jersey, the Company’s motion to dismiss the amended complaint remains under submission. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by us. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case filed in Missouri in the summer of 2008 but removed to the Federal District Court in Missouri, seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. In September 2009, we filed a motion to deny class certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been assigned to a judge. On January 26, 2009, a recording fee class action was filed in New Jersey. On January 30, 2009, the court granted the named defendants’ motion for summary judgment in the recording fee class action in the Federal District Court in Texas, which alleged recording fee overcharges in five states. The plaintiff has appealed this decision and oral argument was heard in the Fifth Circuit Court of Appeals on November 2, 2009. On January 15, 2010, the Fifth Circuit Court of Appeals affirmed the Federal District Court’s decision to grant the named defendants’ motion for summary judgment.
     There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees without performing any separate service for those fees which was not already included as a service for the “escrow fee.” Additionally, one of the cases alleges that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification were filed in both of these cases, and we then moved for summary judgment in both cases and to continue the briefing of the class certification motions until the summary judgment motions were determined. Both courts granted the motions to continue class certification briefing until the summary judgment motions were determined and those motions were fully briefed and submitted. In one of the cases, the court granted summary judgment for the defendants. The other motion for summary judgment remains pending.
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
     Two class action complaints are pending in the Illinois state court against Chicago Title Insurance Company, Ticor Title Insurance Company, Chicago Title and Trust Company and Fidelity National Financial, Inc. alleging the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaints allege the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The motions to certify the classes were denied on May 26, 2009, but the plaintiffs appealed. The appeal was fully briefed and the court heard oral arguments on February 25, 2010. On April 15, 2010, the Illinois District Court of Appeal issued an order reversing the lower court and directing that class certification be granted. An assessment of the likelihood of an unfavorable outcome, if any, is not possible, nor is it possible to estimate the amount or potential range of loss. We intend to vigorously defend this matter.
     On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc (collectively, the “Defendants”). The lawsuits were later amended to include Commonwealth Land Title Company and Commonwealth Land Title Insurance Company as defendants in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. A mediation date has been scheduled for April 28, 2010. Should further litigation prove necessary following the mediation, the Defendants believe that they have meritorious defenses both to class certification and to liability.
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
Note G — Pension Benefits
     The following details our periodic expense for pension benefits:

	For the Three Months
	Ended March 31,
	2010	2009
	(In millions)
Service cost	$—	$—
Interest cost	2.1	2.2
Expected return on assets	(2.2)	(2.4)
Amortization of prior service cost	—	—
Amortization of actuarial loss	2.0	1.6

Total net periodic expense	$1.9	$1.4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     There have been no material changes to our projected pension benefit payments under these plans since December 31, 2009 as disclosed in our Form 10-K filed on March 1, 2010.
Note H — Dividends
     On April 21, 2010, our Board of Directors declared cash dividends of $0.18 per share, payable on June 30, 2010, to shareholders of record as of June 16, 2010.
Note I — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables.
     As of and for the three months ended March 31, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
		(In millions)
Title premiums	$765.2	$—	$—	$765.2
Other revenues	263.1	86.3	31.4	380.8

Revenues from external customers	1,028.3	86.3	31.4	1,146.0
Interest and investment income, including realized gains and losses	36.9	3.0	27.5	67.4

Total revenues	$1,065.2	$89.3	$58.9	$1,213.4

Depreciation and amortization	21.2	1.1	0.7	23.0
Interest expense	0.1	—	7.0	7.1
Earnings from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$22.9	$6.2	$13.8	$42.9
Income tax expense	7.1	2.1	4.1	13.3

Earnings from continuing operations, before equity in loss of unconsolidated affiliates	15.8	4.1	9.7	29.6
Equity in loss of unconsolidated affiliates	(1.4)	—	(9.3)	(10.7)

Earnings from continuing operations	$14.4	$4.1	$0.4	$18.9

Assets	$6,177.8	$429.2	$1,186.4	$7,793.4
Goodwill	1,390.9	28.7	22.7	1,442.3
     As of and for the three months ended March 31, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
		(In millions)
Title premiums	$909.3	$—	$—	$909.3
Other revenues	317.5	83.4	5.3	406.2

Revenues from external customers	1,226.8	83.4	5.3	1,315.5
Interest and investment income, including realized gains and losses	29.3	3.4	(1.7)	31.0

Total revenues	$1,256.1	$86.8	$3.6	$1,346.5

Depreciation and amortization	29.2	1.3	0.5	31.0
Interest expense	0.7	—	11.1	11.8
(Loss) earnings from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	$7.3	$13.2	$(21.6)	$(1.1)
Income tax (benefit) expense	(0.6)	4.5	(4.4)	(0.5)

(Loss) earnings from continuing operations, before equity in (loss) earnings of unconsolidated affiliates	7.9	8.7	(17.2)	(0.6)
Equity in (loss) earnings of unconsolidated affiliates	1.7	—	(13.8)	(12.1)

(Loss) earnings from continuing operations	$9.6	$8.7	$(31.0)	$(12.7)

Assets	$6,586.6	$437.9	$1,141.7	$8,166.2
Goodwill	1,526.0	28.7	30.1	1,584.8

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Subsequent Event
     On April 20, 2010, we and the other owners thereof agreed to sell Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We expect to receive approximately $220 million in proceeds for our ownership interest, resulting in a pre-tax gain of approximately $95 million. The transaction is expected to close during the second quarter of 2010, subject to customary conditions and the receipt of any necessary regulatory approvals.

Recent Developments
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total size of the credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF.
Transactions with Related Parties
     Our financial statements reflect related party transactions with FIS, which is a related party, and with LPS through March 15, 2009, which was a related party until that date. See note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country, and these trends appear likely to continue. Declines in the level of real estate activity or the average price of real estate sales adversely affect our title insurance revenues. The volume of refinancing transactions in particular and mortgage originations in general declined over the past four years from 2005 and prior levels, resulting in a reduction of revenues in our businesses.
     In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December 2008 to 0.0%-0.25% compared to 4.25% in December 2007, and in March of 2010 indicated that rates will stay at this level for the foreseeable future. This reduction in interest rates, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. In the fourth quarter of 2009 and through the beginning of 2010, however, we have again experienced a decline in order volumes. Mortgage interest rates remained consistent throughout 2009 and into the beginning of 2010. According to the Mortgage Bankers Association (“MBA”), U.S. mortgage originations (including refinancings) were approximately $2.1 trillion, $1.5 trillion and $2.3 trillion in 2009, 2008 and 2007, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.3 trillion mortgage origination market for 2010, which would be a decrease of 38% from 2009. The MBA forecasts that the decrease will result almost entirely from decreased refinance activity.
     Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions called the Troubled Asset Relief Program (“TARP”). On February 17, 2009, Congress also passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. We believe that these measures had a positive effect on our results of operations in 2009. On November 6, 2009, the President signed into law an extension of the first-time homebuyer credit to persons who sign a purchase contract by April 30, 2010 and close the purchase by June 30, 2010. This extension also expands the program to provide a $6,500 credit for buyers who have owned and lived in their current home for at least five of the past eight years. We are uncertain to what degree these programs have affected our business, however, the end of the programs could adversely affect our results of operation in 2010.

     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. Under the Obama administration’s Homeowner Affordability and Stability Plan, a $75 billion program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The program provides the opportunity for up to 4 to 5 million homeowners who fit this description to refinance their loans. Through the first quarter of 2010, we are uncertain to what degree this program has affected, or may in the future affect, our business.
     On March 18, 2009, the Federal Reserve announced plans to provide greater support to mortgage lending and housing markets by buying up to $750 billion in mortgage-backed securities issued by agencies like Fannie Mae and Freddie Mac, bringing its total proposed purchases of these securities to a total of up to $1.25 trillion in 2009, and to increase its purchases of other agency debt in 2009 by up to $100 billion to a total of up to $200 billion. Since then, the Federal Reserve gradually slowed the pace of its purchases of both agency debt and agency mortgage-backed securities, ending these transactions on March 31, 2010. Moreover, to help improve conditions in private credit markets, the Federal Reserve decided to purchase up to $300 billion of longer-term Treasury securities, which purchases were completed in October 2009. The end of these measures, however, could contribute to an increase in interest rates. According to the U.S. Department of the Treasury, historically low interest rates and the actions taken by the U.S. government described in the preceding paragraphs to support market stability and access to affordable mortgage credit have helped more than four million American homeowners to refinance.
     On February 10, 2009, the Treasury Department introduced its Financial Stability Plan (“FSA”) that, together with the ARRA, is designed to restart the flow of credit, clean up and strengthen banks, and provide support to homeowners and small businesses. On March 23, 2009, as part of the FSA, the Treasury Department, together with the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, unveiled the Public-Private Investment Program (“PPIP”) to remove many troubled assets from banks’ books, representing one of the largest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital, capital from private investors and the funds from loans from the Federal Reserve’s Term Asset Lending Facility (“TALF”), the PPIP is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The government expected this program, consisting of the Legacy Loans Program and the Legacy Securities Program, to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The Legacy Securities Program, designed to attract private capital to purchase eligible mortgage-backed and asset-backed securities through the provision of debt financing by the Federal Reserve under the TALF, was implemented in the summer of 2009. The Legacy Loans Program, designed to attract private capital to purchase eligible loans from participating banks through the provision of debt guarantees by the FDIC and equity co-investment by the Treasury Department, is being tested by the FDIC. Through the first quarter of 2010, we are uncertain to what degree these programs have affected, or may in the future affect, our business.
     Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     In the fourth quarter of 2008, we began to make changes in certain aspects of our approach to handling claims. Key changes implemented include a greater effort to collect contributions from agents that bear responsibility for losses, more stringent enforcement of documentation requirements for proof of claims, a more efficient process for dealing with minor, technical claim matters, and a greater focus on hiring counsel with lower rates. Our claims paid, since this initiative, have declined. We also continue a process of reducing our total number of agents, with a focus in part on cancelling agents that have higher claims ratios and/or low remittances. These measures are collectively designed to reduce our claims expenses. We took similar measures with respect to the LFG Underwriters acquired on December 22, 2008.
     In October 2008, we began the process of reviewing and increasing our title insurance rates in various states. That process is now substantially complete and has resulted in revised rates that are now effective in 26 states, including California, for certain of our underwriters. The pricing increases have generally been in the range of 5 to 10%. We will continue to review and adjust our rates our rates in states that permit us to do so from time to times as appropriate.
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
     Our specialty insurance business participates in the U.S. National Flood Insurance Program (“NFIP”). We earn fees under that program for settling flood claims and administering the program. We serve as administrator and processor in our flood insurance business, and bear none of the underwriting or claims risk. The U.S. federal government is guarantor of flood insurance coverage written under the NFIP and bears the underwriting risk. Revenues from our flood insurance business are impacted by the volume and magnitude of claims processed as well as the volume and rates for policies written. For example, when a large number of claims are processed as a result of a natural disaster, such as a hurricane, we experience an increase in the fees that we receive for settling the claims. Revenues from our personal lines insurance and home warranty businesses are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share.
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act were enacted and signed into law. The new legislation makes extensive changes to the current system of health care insurance and benefits including a provision eliminating the tax deductibility of certain retiree health care costs and prescription drug costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits. We do not anticipate the financial implications of these Acts to have a material impact on our financial condition or results of operations.
Results of Operations
Consolidated Results of Operations
     Net Earnings (Loss). The following table presents certain financial data for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$281.4	$333.6
Agency title insurance premiums	483.8	575.7
Escrow, title-related and other fees	294.5	322.8
Specialty insurance	86.3	83.4
Interest and investment income	38.8	36.7
Realized gains and losses, net	28.6	(5.7)

Total revenues	1,213.4	1,346.5

Expenses:
Personnel costs	370.7	421.2
Other operating expenses	299.0	326.5
Agent commissions	384.4	461.5
Depreciation and amortization	23.0	31.0
Provision for claim losses	86.3	95.6
Interest expense	7.1	11.8

Total expenses	1,170.5	1,347.6

Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	42.9	(1.1)
Income tax expense (benefit)	13.3	(0.5)
Equity in loss of unconsolidated affiliates	(10.7)	(12.1)

Net earnings (loss) from continuing operations	$18.9	$(12.7)

Orders opened by direct title operations	511,100	746,400
Orders closed by direct title operations	332,500	428,600

     Revenues.
     Total revenues decreased $133.1 million to $1,213.4 million in the three months ended March 31, 2010, compared to the 2009 period, consisting of a decrease of $190.9 million in the Fidelity National Title Group segment, partially offset by increases of $2.5 million in the specialty insurance segment and $55.3 million in the corporate and other segment.
     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2010	Total	2009	Total
		(Dollars in millions)
Title premiums from direct operations	$281.4	36.8%	$333.6	36.7%
Title premiums from agency operations	483.8	63.2	575.7	63.3

Total	$765.2	100.0%	$909.3	100.0%

     Title insurance premiums decreased $144.1 million or 15.8% to $765.2 million in the three months ended March 31, 2010, as compared to the 2009 period. The decrease was due to a decrease in premiums from direct operations of $52.2 million, or 15.6%, and a decrease in premiums from agency operations of $91.9 million, or 16.0%.
     The decrease in title premiums from direct operations was primarily due to a decrease in closed order volumes that was partially offset by an increase in fee per file. In the first quarter of 2010, mortgage interest rates were consistent with rates in the first quarter of 2009. The average fee per file in our direct operations was $1,339 in the three months ended March 31, 2010, compared to $1,166 in the three months ended March 31, 2009, with the increase reflecting an increase in the number of purchase transactions relative to refinance transactions, partially offset by declines in home values, particularly in California, Arizona, Florida, and Nevada and a stagnant commercial real estate market. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     Title premiums from agency operations decreased 16.0% to $483.8 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This decrease is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums.
     Escrow, title-related and other fees decreased $28.3 million, or 8.8%, to $294.5 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. At Fidelity National Title Group, escrow fees, which are more directly related to our direct operations, decreased $34.6 million, or 23.7%, in the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to the decrease in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $19.8 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to a decrease in revenues from a division of our business that manages real estate owned by financial institutions. Other fees increased $26.1 million in the corporate and other segment in the three months ended March 31, 2010 compared to the 2009 period, primarily composed of $13.7 million from the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands and $9.0 million from LoanCare, our mortgage servicing subsidiary which was acquired during 2009.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $38.8 million and $36.7 million in the three-month periods ended March 31, 2010 and 2009, respectively, with the increase due to increases in interest income from fixed-maturity investments partially offset by decreases in short-term interest rates and securities lending activity.
     Net realized gains (losses) totaled $28.6 million and $(5.7) million in the three-month periods ended March 31, 2010 and 2009, respectively. The increase in net realized gains for the three-month period ending March 31, 2010 was primarily composed of a $26 million gain on the sale of a fixed maturity bond purchased in 2009. The net realized losses for the three-month period ending March 31, 2009 included impairment charges of $5.7 million recorded in the 2009 period on equity securities that were deemed to be other than temporarily impaired.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are our most significant operating expense. Personnel costs decreased $50.5 million, or 12.0%, in the three months ended March 31, 2010, compared to the 2009 period, with a decrease of $60.1 million in the Fidelity National Title Group segment offset by an increase of $9.6 million in the corporate and other segment. The decrease in the Fidelity National Title Group segment is due mainly to the decrease in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison was $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG Underwriters. The increase in the corporate and other segment is due to the acquisition of LoanCare during 2009. Personnel costs as a percentage of total revenue were 30.6% and 31.3% in the three-month periods ended March 31, 2010 and 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $27.5 million in the three months ended March 31, 2010, from the 2009 period, reflecting a decrease of $44.6 million in the Fidelity National Title Group segment that was due mainly to decreases in cost of sales and several other expense categories mainly relating to the declines in business levels, offset by increases of $3.0 million in the specialty insurance segment and $14.1 million in the corporate and other segment relating to the acquisition of LoanCare and the costs related to the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2010		2009
	Amount	%	Amount	%
		(Dollars in millions)
Agent title premiums	$483.8	100.0%	$575.7	100.0%
Agent commissions	384.4	79.5	461.5	80.2

Net margin from agency title premiums	$99.4	20.5%	$114.2	19.8%

     Net margin from agency title insurance premiums as a percentage of total agency premiums increased to 20.5% in the three months ended March 31, 2010, compared to 19.8% for the three months ended March 31, 2009. This is primarily due to the cancellation of numerous agency relationships and modifications of agency agreements associated with the LFG Underwriters, for which the agency retained commission was consistently higher than that of legacy FNF agency relationships.

     Depreciation and amortization decreased $8.0 million in the three months ended March 31, 2010, compared to the 2009 period, primarily reflecting a decrease in the Fidelity National Title Group segment due to assets being fully depreciated and a decrease in capital spending.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the three-month periods ended March 31, 2010 and 2009 was made up of $52.1 million and $68.2 million, respectively, from the Fidelity National Title Group segment and $34.2 million and $27.4 million, respectively, from the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.
     Interest expense decreased $4.7 million in the three months ended March 31, 2010, from the 2009 period. The decrease was due to decreases in the amount drawn and interest rates on our floating rate debt, retirement of a portion of our public debt in the prior year, as well as a decrease in interest expense related to the securities lending program.
     Income tax expense (benefit) was $13.3 million in the three months ended March 31, 2010 and $(0.5) million in the three months ended March 31, 2009. The increase in income tax expense in the three months ended March 31, 2010 was primarily the result of increased earnings in the first quarter of 2010. Income tax expense (benefit) as a percentage of earnings from continuing operations before income taxes was 31.0% and 45.5% for the three-month periods ended March 31, 2010 and 2009, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is generally attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
     Equity in loss of unconsolidated affiliates was $(10.7) million and $(12.1) million for the three-month periods ended March 31, 2010 and 2009, respectively. The losses in the first quarter of 2010 and 2009 primarily consisted of losses related to our investments in Ceridian and Remy, partially offset by income related to our investment in Sedgwick.
Fidelity National Title Group

	Three months ended
	March 31,
	2010	2009
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$281.4	$333.6
Agency title insurance premiums	483.8	575.7
Escrow, title related and other fees	263.1	317.5
Interest and investment income	34.2	33.7
Realized gains and losses, net	2.7	(4.4)

Total revenues	1,065.2	1,256.1
Expenses:
Personnel costs	344.3	404.4
Other operating expenses	240.2	284.8
Agent commissions	384.4	461.5
Depreciation and amortization	21.2	29.2
Provision for claim losses	52.1	68.2
Interest expense	0.1	0.7

Total expenses	1,042.3	1,248.8

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$22.9	$7.3

     Total revenues for the Fidelity National Title Group segment decreased $190.9 million, or 15.2%, in the three months ended March 31, 2010, from the 2009 period. For an analysis of this segment’s revenues, see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.

     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are our most significant operating expense. Personnel costs decreased $60.1 million, or 14.9%, in the three months ended March 31, 2010, from the 2009 period due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison was $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG Underwriters. The decrease also reflects decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count decreased to 16,327 in the three months ended March 31, 2010, from 17,541 in the three months ended March 31, 2009. This decrease reflects a reduction in personnel during the first quarter of 2009 as part of the acquisition of the LFG Underwriters. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees increased to 63.2% in the three months ended March 31, 2010, from 62.1% in the three months ended March 31, 2009.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $44.6 million in the three months ended March 31, 2010, from 2009, due to declines in business levels.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums increased to 20.5% in the three months ended March 31, 2010, compared to 19.8% for the three months ended March 31, 2009. This is primarily due to the cancellation of numerous agency relationships and modifications of agency agreements associated with the LFG Underwriters, for which the agency retained commission was consistently higher than that of legacy FNF agency relationships.
     Depreciation and amortization decreased $8.0 million to $21.2 million from $29.2 million in the three months ended March 31, 2010 and 2009, respectively, reflecting a decrease due to assets being fully depreciated and a decrease in capital spending.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $52.1 million and $68.2 million in the three-month periods ended March 31, 2010 and 2009, respectively, reflecting an average provision of 7.0% and 7.5% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Specialty Insurance

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Revenues:
Premium Revenue	$86.3	$83.4
Interest and investment income	2.9	3.1
Realized gains and losses, net	0.1	0.3

Total revenues	89.3	86.8

Expenses:
Personnel costs	11.8	11.9
Other operating expenses	36.0	33.0
Depreciation and amortization	1.1	1.3
Provision for claim losses	34.2	27.4

Total expenses	83.1	73.6

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$6.2	$13.2

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for selling policies and for assistance in settling claims. Specialty insurance revenues increased $2.5 million or 2.9% in the three months ended March 31, 2010, from the 2009 period, with slight increases in all lines of specialty insurance.
     Personnel costs were $11.8 million and $11.9 million in the three-month periods ended March 31, 2010 and 2009, respectively. As a percentage of specialty insurance premium revenues, personnel costs were 13.7% and 14.3% in the three-month periods ended March 31, 2010 and 2009, respectively.
     Other operating expenses in the specialty insurance segment were $36.0 million and $33.0 million in the three-month periods ended March 31, 2010 and 2009, respectively. For the three-month periods ended March 31, 2010 and 2009, other operating expenses as a percentage of specialty insurance premium revenues were 41.7% and 39.6%, respectively.
     The provision for claim losses was $34.2 million and $27.4 million in the three-month periods ended March 31, 2010 and 2009, respectively, with the increase primarily due to an increase in higher dollar-value claims relating to soot claims from recent fires on the West Coast, flooding in the Northeast and prior year claim development.
Corporate and Other Segment
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $58.9 million and $3.6 million in the three-month periods ended March 31, 2010 and 2009, respectively, as well as pretax earnings (losses) from continuing operations of $13.8 million and $(21.6) million in the three-month periods ended March 31, 2010 and 2009, respectively. The increase in revenue and pretax earnings for the three-month period ending March 31, 2010 was primarily composed of a $26 million gain on the sale of a fixed maturity bond purchased in 2009, $13.7 million increase of revenue resulting from the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands, and a $9.0 million increase in revenue from LoanCare, our mortgage servicing company which was acquired during 2009.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We have paid dividends of $0.15 per share per quarter for the last five quarters, or approximately $34.5 million. On April 21, 2010, our Board of Directors declared cash dividends of $0.18 per share, or approximately $41.3 million based on current shares outstanding; which is payable on June 30, 2010, to shareholders of record as of June 16, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2009, $2,435.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2010, our first tier title subsidiaries could pay or make distributions to us of approximately $234.9 million without prior approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
     Our cash flows used in operations for the three months ended March 31, 2010 totaled $88.1 million and consisted primarily of $54.8 million in annual bonuses paid in the first quarter of 2010 relating to bonuses earned in 2009. Our cash flows provided by operations for the three months ended March 31, 2009 totaled $128.3 million and included income tax refunds of $73.2 million.
     Capital Expenditures. Total capital expenditures for property and equipment were $5.9 million and $12.9 million for the three-month periods ended March 31, 2010 and 2009, respectively, and included $5.3 million in 2009 for the purchase of assets leased to others, including FIS. Total capital expenditures for software were $0.3 million and $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.
     Financing. Effective October 24, 2006, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto. Effective October 11, 2007, we exercised an option to increase the size of the credit facility by an additional $300 million. The Credit Agreement, which replaced our previous credit agreement, provided for a $1.1 billion unsecured revolving credit facility, including the $300 million increase, maturing on October 24, 2011. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed from time to time until the maturity of the revolving credit facility. Voluntary prepayment of the revolving credit facility under the Credit Agreement is permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Revolving loans under the credit facility bear interest at a variable rate based on either (i) the higher of (a) a rate per annum equal to one-half of one percent in excess of the Federal Reserve’s Federal Funds rate, or (b) Bank of America’s “prime rate” or (ii) a rate per annum equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) plus a margin of between 0.23%-0.675%, depending on our then current senior unsecured long-term debt rating from the rating agencies. In addition, we pay a commitment fee between 0.07%-0.175% on the entire facility, also depending on our senior unsecured long-term debt rating. As of December 31, 2009, we had outstanding debt with a principal amount of $400 million under the Credit Agreement, bearing interest at 0.73%.
     Effective March 5, 2010, we entered into an agreement to amend and extend the Credit Agreement, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At March 31, 2010, we were in compliance with all debt covenants. As of March 31, 2010, we had outstanding debt with a principal amount of $450 million under the Credit Agreement, which is composed of $12.4 million bearing interest at 0.7% and which is due October 2011 and $437.6 million bearing interest at 1.73% and which is due March 2013.
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013, with interest of 2.36% payable annually. On March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.
     Our outstanding debt also includes $165.5 million aggregate principal amount of our 7.30% notes due 2011 and $245.3 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt.
     Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth calendar quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. Since 2007, we have seen a divergence from these historical trends as tighter lending standards, including a significant reduction in the availability of mortgage lending, combined with rising default levels and a bearish outlook on the real estate environment have caused potential home buyers to be more reluctant to buy homes and have suppressed refinance activity.
     Contractual Obligations. Our long-term contractual obligations have not changed materially since December 31, 2009 other than the amendment to the Syndicated Credit Agreement dated October 24, 2006 and payoff of the

$50 million subordinated note payable to LFG. See the “Financing” section above as well as note E in the Notes to Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these obligations.
     Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In October 2009, we began repurchasing shares under this stock repurchase program. In the three months ending March 31, 2010, we repurchased a total of 891,066 shares for $12.0 million, or an average of $13.47 per share including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 2,185,466 shares for $29.9 million, or an average of $13.68 per share.
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
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment was $75.4 million as of March 31, 2010.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, Old FNF entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of March 31, 2010, the full $75 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined in the FASB’s standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2010 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see note A of Notes to Condensed Consolidated Financial Statements included elsewhere herein.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our annual Report on Form 10-K for the year ended December 31, 2009.
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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of legal proceedings in note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material developments during the quarter relating to these matters.
     In addition, two class action complaints are pending in the Illinois state court against Chicago Title Insurance Company, Ticor Title Insurance Company, Chicago Title and Trust Company and Fidelity National Financial, Inc. alleging the companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaints allege the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The motions to certify the classes were denied on May 26, 2009, but the plaintiffs appealed. The appeal was fully briefed and the court heard oral arguments on February 25, 2010. On April 15, 2010, the Illinois District Court of Appeal issued an order reversing the lower court and directing that class certification be granted. An assessment of the likelihood of an unfavorable outcome, if any, is not possible, nor is it possible to estimate the amount or potential range of loss. We intend to vigorously defend this matter. These cases include: Chultem v. Ticor Title Insurance Company, Chicago Title and Trust Company, and Fidelity National Financial, Inc., Case no. 06-CH09488, Circuit Court of Cook County, IL; Colella v. Chicago Title Insurance Company, Chicago Title and Trust Company, and Fidelity National Financial, Inc., Case no. 06-CH09489, Circuit Court of Cook County, IL.
Item 1A. Risk Factors
     See discussion of legal proceedings in Item 1 above for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2010:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
1/1/10-1/31/10	859,866	$13.46	859,866	12,845,734
2/1/10-2/28/10	—	N/A	—	12,845,734
3/1/10-3/31/10	31,200	13.81	31,200	12,814,534

Total	891,066	$13.47	891,066

(1)	On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2010	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	Anthony J. Park
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