Form 10-Q
period 2010-06-30
Fidelity National Financial, Inc.
filed 2010-07-28
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☐ NO ☑
     As of June 30, 2010, there were 228,181,356 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2010

Page
Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
A. Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1
B. Condensed Consolidated Statements of Earnings for the three-month and six-month periods ended June 30, 2010 and 2009	2
C. Condensed Consolidated Statements of Comprehensive Earnings for the three-month and six-month periods ended June 30, 2010 and 2009	3
D. Condensed Consolidated Statement of Equity for the six-month period ended June 30, 2010	4
E. Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009	5
F. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	32
Item 4. Controls and Procedures	32
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	33
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
 i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2010 includes $255.4 and $10.3, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program, at December 31, 2009 includes $249.5 and $25.6, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,339.0	$3,524.2
Equity securities available for sale, at fair value	114.7	92.5
Investments in unconsolidated affiliates	501.6	617.1
Other long-term investments	99.0	103.5
Short-term investments at June 30, 2010 and December 31, 2009, includes $1.7 and $39.2, respectively, of pledged short-term investments related to secured trust deposits	256.4	348.1

Total investments	4,310.7	4,685.4
Cash and cash equivalents, at June 30, 2010 includes $262.3 and $10.7, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2009, includes $96.8 and $26.5, respectively, of pledged cash related to secured trust deposits and the securities lending program	618.2	202.1
Trade and notes receivables, net of allowance of $30.2 and $29.5, respectively, at June 30, 2010 and December 31, 2009	264.2	254.1
Goodwill	1,442.1	1,455.2
Prepaid expenses and other assets	369.6	332.0
Capitalized software, net	46.7	56.0
Other intangible assets, net	163.6	166.9
Title plants	404.0	407.5
Property and equipment, net	179.3	189.8
Income taxes receivable	—	56.5
Deferred tax assets	116.9	128.9

Total assets	$7,915.3	$7,934.4

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at June 30, 2010 and December 31, 2009, includes $10.7 and $26.5, respectively, of security loans related to the securities lending program	$614.2	$696.0
Accounts payable to related parties	8.7	6.9
Deferred revenue	122.8	110.0
Notes payable	752.6	861.9
Reserve for claim losses	2,440.7	2,541.4
Secured trust deposits	507.4	373.3
Income taxes payable	51.2	—

Total liabilities	4,497.6	4,589.5

Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2010 and December 31, 2009; issued 250,105,646 as of June 30, 2010 and 249,713,996 as of December 31, 2009	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,727.4	3,712.1
Accumulated deficit	(22.1)	(102.4)
Accumulated other comprehensive earnings	43.3	35.6
Less treasury stock, 21,924,290 shares and 19,496,888 shares as of June 30, 2010 and December 31, 2009, respectively, at cost	(352.2)	(319.4)

Total Fidelity National Financial, Inc. shareholders’ equity	3,396.4	3,325.9
Noncontrolling interests	21.3	19.0

Total equity	3,417.7	3,344.9

Total liabilities and equity	$7,915.3	$7,934.4

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$344.6	$409.1	$626.0	$742.7
Agency title insurance premiums	552.8	634.8	1,036.6	1,210.5
Escrow, title related and other fees	336.5	369.0	631.0	691.8
Specialty insurance	101.0	93.9	187.3	177.3
Interest and investment income	36.4	39.5	75.2	76.2
Realized gains and losses, net	124.2	13.2	152.8	7.5

Total revenues	1,495.5	1,559.5	2,708.9	2,906.0
Expenses:
Personnel costs	397.7	428.7	768.4	849.9
Other operating expenses	316.9	353.6	615.9	680.1
Agent commissions	435.9	504.2	820.3	965.7
Depreciation and amortization	22.5	30.6	45.5	61.6
Provision for claim losses	96.9	102.1	183.2	197.7
Interest expense	12.5	8.6	19.6	20.4

Total expenses	1,282.4	1,427.8	2,452.9	2,775.4

Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	213.1	131.7	256.0	130.6
Income tax expense	76.3	34.2	89.6	33.7

Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	136.8	97.5	166.4	96.9
Equity in earnings (loss) of unconsolidated affiliates	3.6	(4.6)	(7.1)	(16.7)

Net earnings from continuing operations	140.4	92.9	159.3	80.2
Net loss from discontinued operations, net of tax	—	(0.4)	—	(0.1)

Net earnings	140.4	92.5	159.3	80.1
Less: Net earnings attributable to noncontrolling interests	0.8	0.5	3.2	0.5

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$139.6	$92.0	$156.1	$79.6

Earnings per share
Basic
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.61	$0.40	$0.69	$0.36

Diluted
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.61	$0.40	$0.68	$0.35

Weighted average shares outstanding, basic basis	227.5	228.1	227.6	220.7

Weighted average shares outstanding, diluted basis	230.5	232.1	230.5	225.0

Cash dividends paid per share	$0.18	$0.15	$0.33	$0.30

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$139.6	$92.3	$156.1	$79.5
Net (loss) earnings from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	—	(0.3)	—	0.1

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$139.6	$92.0	$156.1	$79.6

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net earnings	$140.4	$92.5	$159.3	$80.1
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	26.8	34.6	40.1	43.0
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	3.0	1.2	3.4	(67.0)
Unrealized (loss) gain on foreign currency translation (3)	(0.9)	2.5	0.7	1.2
Reclassification adjustments for gains included in net earnings (4)	(16.5)	(8.4)	(36.5)	(4.7)

Other comprehensive earnings (loss)	12.4	29.9	7.7	(27.5)

Comprehensive earnings	152.8	122.4	167.0	52.6
Less: Comprehensive earnings attributable to noncontrolling interests	0.8	0.5	3.2	0.5

Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$152.0	$121.9	$163.8	$52.1

(1)	Net of income tax expense of $15.7 million and $21.1 million for the three month periods ended June 30, 2010 and 2009, respectively, and $23.4 million and $25.7 million for the six month periods ended June 30, 2010 and 2009, respectively.

(2)	Net of income tax expense of $1.8 million and $2.0 million for the three and six month periods ended June 30, 2010, respectively and less than $0.1 million for the three and six month periods ended June 30, 2009.

(3)	Net of income tax (benefit) expense of $(0.5) million and $1.4 million for the three month periods ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.7 million for the six month periods ended June 30, 2010 and 2009, respectively.

(4)	Net of income tax expense of $9.7 million and $4.8 million for the three month periods ended June 30, 2010 and 2009, respectively, and $21.3 million and $2.8 million for the six month periods ended June 30, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount	Interests	Total Equity
Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.4	—	3.0	—	—	—	—	—	3.0
Treasury stock repurchased	—	—	—	—	—	2.4	(32.8)	—	(32.8)
Tax benefit associated with the exercise of stock options	—	—	1.0	—	—	—	—	—	1.0
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	3.6	—	—	—	3.6
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3.4	—	—	—	3.4
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	0.7	—	—	—	0.7
Stock based compensation	—	—	11.3	—	—	—	—	—	11.3
Contributions to noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Cash dividends	—	—	—	(75.8)	—	—	—	—	(75.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Net earnings	—	—	—	156.1	—	—	—	3.2	159.3

Balance, June 30, 2010	250.1	$—	$3,727.4	$(22.1)	$43.3	21.9	$(352.2)	$21.3	$3,417.7

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings	$159.3	$80.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45.5	73.4
Equity in loss of unconsolidated affiliates	7.1	16.7
Gain on sales of investments and other assets, net	(54.4)	(7.9)
Gain on sales of investments in Sedgwick CMS	(98.4)	—
Stock-based compensation cost	11.3	19.9
Tax benefit associated with the exercise of stock options	(1.0)	(2.7)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	5.7	5.9
Net (increase) decrease in trade receivables	(10.3)	0.3
Net (increase) decrease in prepaid expenses and other assets	(2.1)	5.3
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(38.8)	(26.3)
Net decrease in reserve for claim losses	(100.7)	(1.6)
Net change in income taxes	124.7	120.1

Net cash provided by operating activities	47.9	283.2

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	458.2	486.4
Proceeds from sales of Sedgwick CMS	193.6	—
Proceeds from maturities of investment securities available for sale	221.0	135.0
Proceeds from sale of assets	12.5	2.8
Collections of notes receivable	1.0	0.4
Cash expended as collateral on loaned securities, net	(6.1)	(0.7)
Additions to title plants	(0.4)	(0.5)
Additions to property and equipment	(17.3)	(27.5)
Additions to capitalized software	(2.7)	(2.0)
Additions to notes receivable	(1.5)	(0.1)
Purchases of investment securities available for sale	(516.7)	(1,164.7)
Net proceeds from short-term investment securities	91.3	321.5
Contributions to investments in unconsolidated affiliates	(21.1)	—
Distributions from unconsolidated affiliates	7.5	2.1
Acquisitions/disposals of businesses, net of cash acquired	0.4	1.6

Net cash provided by (used in) investing activities	419.7	(245.7)

Cash flows from financing activities:
Equity offering	—	331.4
Borrowings	350.3	84.5
Debt service payments	(459.5)	(337.5)
Dividends paid	(75.4)	(67.5)
Subsidiary dividends paid to noncontrolling interest shareholders	(1.3)	(0.7)
Exercise of stock options	3.0	19.0
Debt issuance costs	(2.3)	—
Tax benefit associated with the exercise of stock options	1.0	2.7
Purchases of treasury stock	(32.8)	(50.8)

Net cash used in financing activities	(217.0)	(18.9)

Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	250.6	18.6
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	105.3	205.7

Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$355.9	$224.3

Supplemental cash flow information:
Income tax refunds	$26.5	$65.2

Interest paid	$15.7	$31.8

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “We,” “Us,” “Our,” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made in the 2009 Condensed Consolidated Financial Statements to conform to classifications used in 2010.
Description of Business
     We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2009 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of global human resources, payroll, benefits and payment solutions through our minority-owned affiliate, Ceridian Corporation (“Ceridian”). We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
     As of June 30, 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate significant legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
Sale of Sedgwick CMS
     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. See note D on investments for further discussion of the sale.
Discontinued Operations
     On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $10.2 million and $21.2 million for the three-month and six-month periods ended June 30, 2009, respectively. Pre-tax (losses) earnings included in discontinued operations were $(0.6) million and $0.7 million for the three-month and six-month periods ended June 30, 2009.
     In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services (“LPS”), a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings. Discontinued operations included revenues from FNRES’ operations of $11.7 million and $3.5 million for the three-month and six-month periods ended June 30, 2009. Discontinued operations included pre-tax losses related to FNRES’ operations of $0.5 million for the six-month period ended June 30, 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
Transactions with Related Parties
     We have historically conducted business with Fidelity National Information Services, Inc. and its subsidiaries (collectively “FIS”). On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, LPS. As part of the spin-off of LPS, a number of the agreements that were previously in effect between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS was no longer a related party and activity between FNF and LPS subsequent to that date is not included in our disclosures of transactions with related parties.
Agreements with FIS
     A summary of the agreements that were in effect with FIS through June 30, 2010, is as follows:
•	Technology (“IT”) and data processing services from FIS. These agreements govern IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions (including the payment of minimum monthly service and termination fees), the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.
•	Administrative corporate support and cost-sharing services to and from FIS. We have provided certain administrative corporate support services such as corporate aviation and other administrative support services to FIS. On a lesser scale, FIS has provided similar support services to us. The pricing of these administrative services is at cost. The administrative corporate services agreement expired in July 2010 and was subsequently extended to June 2012. Going forward, FNF will continue to provide administrative services to FIS under this agreement but will no longer receive similar services from FIS. The agreement is subject to extension in certain circumstances or early termination if the services are no longer required by FIS or upon mutual agreement of the parties.
•	Real estate management, real estate lease and equipment lease agreements. Included in our revenues are amounts received related to leases of certain equipment to FIS and the sublease of certain office space, furniture and furnishings to FIS. A majority of the leases of equipment to FIS were between FN Capital and FIS and the related receipts are no longer revenue to us subsequent to the sale of FN Capital on September 25, 2009.
     A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In millions)
Rental revenue	$0.3	$3.4	$0.7	$10.4
Corporate services and cost-sharing	0.7	0.6	1.4	1.0

Total revenues	$1.0	$4.0	$2.1	$11.4

Data processing costs	$12.4	$11.4	$24.0	$23.1

     We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $8.7 million as of June 30, 2010 and $6.9 million as of December 31, 2009.
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment of $86.2 million and $75.4 million as of June 30, 2010 and December 31, 2009, respectively, is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
Agreements with LPS
     As noted above, prior to March 15, 2009, LPS was a related party to us. A detail of related party revenues and expenses between FNF and LPS during that period are as follows. We recorded agency title premiums of $84.2 million for the period from January 1, 2009 through March 15, 2009. We recorded agency title commissions of $73.8 million for the period from January 1, 2009 through March 15, 2009. We recorded other revenue of $4.9 million for the period from January 1, 2009 through March 15, 2009. We recorded other operating expenses relating to agreements with LPS of $18.9 million for the period from January 1, 2009 through March 15, 2009.
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
     The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$139.6	$92.3	$156.1	$79.5
Basic and diluted net (loss) earnings from discontinued operations attributable to FNF common shareholders	—	(0.3)	—	0.1

Basic and diluted net earnings attributable to FNF common shareholders	$139.6	$92.0	$156.1	$79.6

Weighted average shares outstanding during the period, basic basis	227.5	228.1	227.6	220.7
Plus: Common stock equivalent shares assumed from conversion of options	3.0	4.0	2.9	4.3

Weighted average shares outstanding during the period, diluted basis	230.5	232.1	230.5	225.0

Basic earnings per share attributable to FNF common shareholders	$0.61	$0.40	$0.69	$0.36

Diluted earnings per share attributable to FNF common shareholders	$0.61	$0.40	$0.68	$0.35

     Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 13.6 million shares and 8.5 million shares for the three months ended June 30, 2010 and 2009, respectively, and 13.8 million shares and 7.0 million shares for the six months ended June 30, 2010 and 2009, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$370.8	$—	$370.8
State and political subdivisions	—	1,326.1	—	1,326.1
Corporate debt securities	—	1,353.9	—	1,353.9
Mortgage-backed/asset-backed securities	—	221.3	—	221.3
Other fixed maturity	—	40.1	26.8	66.9
Equity securities available for sale	114.7	—	—	114.7
Other long-term investments	—	—	74.2	74.2

Total	$114.7	$3,312.2	$101.0	$3,527.9

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed maturity	—	38.8	45.2	84.0
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7

Total	$92.5	$3,479.0	$123.9	$3,695.4

     Our Level 2 fair value measures for fixed maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond portfolio and another for our municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications.
     Our Level 3 investments consist of auction rate securities which were included in the assets of Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation that were acquired on December 22, 2008, and structured notes that were purchased in the third quarter of 2009. The auction rate securities are classified in other fixed maturity investments and had a par value of $41.8 million and fair value of $26.8 million at June 30, 2010 and a par value of $69.7 million and fair value of $45.2 million at December 31, 2009. These securities represent less than one percent of our total investment portfolio. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. We believe the fair value of the auction rate securities to be reasonable as of June 30, 2010. The structured notes had a par value of $75.0 million and fair value of $74.2 million at June 30, 2010 and a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying indexes, exchange-traded funds, and foreign currencies. We believe the valuations of the structured notes to be reasonable and to represent an exit price for the securities as of June 30, 2010.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
     The following table presents the changes in our investments that are classified as Level 3 for the period ended June 30, 2010 (in millions):

Balance, December 31, 2009	$123.9
Proceeds received upon call/sales	(16.2)
Realized gain	6.0
Realized loss	(4.5)
Realized gain previously included in other comprehensive earnings	(6.0)
Unrealized losses included in other comprehensive earnings	(2.2)

Balance, June 30, 2010	$101.0

     The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in note E.
     Additional information regarding the fair value of our investment portfolio is included in note D.
Note D — Investments
     The carrying amounts and fair values of our fixed maturity securities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$370.8	$353.3	$17.9	$(0.4)	$370.8
States and political subdivisions	1,326.1	1,275.5	50.8	(0.2)	1,326.1
Corporate debt securities	1,353.9	1,277.5	77.1	(0.7)	1,353.9
Mortgage-backed/asset-backed securities	221.3	211.5	9.8	—	221.3
Other	66.9	54.5	12.4	—	66.9

	$3,339.0	$3,172.3	$168.0	$(1.3)	$3,339.0

	December 31, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$409.2	$397.5	$14.4	$(2.7)	$409.2
States and political subdivisions	1,339.4	1,294.2	46.6	(1.4)	1,339.4
Corporate debt securities	1,379.1	1,300.4	84.0	(5.3)	1,379.1
Mortgage-backed/asset-backed securities	312.5	298.5	14.4	(0.4)	312.5
Other	84.0	64.0	20.1	(0.1)	84.0

	$3,524.2	$3,354.6	$179.5	$(9.9)	$3,524.2

     The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2010:

	June 30, 2010
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$321.6	10.1%	$327.1	9.8%
After one year through five years	1,429.1	45.1	1,508.4	45.2
After five years through ten years	1,041.0	32.8	1,095.6	32.8
After ten years	169.1	5.3	186.6	5.6
Mortgage-backed/asset-backed securities	211.5	6.7	221.3	6.6

	$3,172.3	100.0%	$3,339.0	100.0%

Subject to call	$630.1	19.9%	$655.8	19.6%

     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At June 30, 2010 and December 31, 2009, we had security loans outstanding with fair values of $10.3 million and $25.6 million, respectively. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $10.7 million and $26.5 million at June 30, 2010 and December 31, 2009, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Equity securities at June 30, 2010 and December 31, 2009 included investments in a variety of issuers at a cost basis of $76.4 million and $64.6 million, respectively, and fair value of $114.7 million and $92.5 million, respectively. The carrying value of our investment in equity securities is fair value. The balance of equity securities is primarily composed of an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of the FIS stock was $86.2 million and $75.4 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, gross unrealized gains and gross unrealized losses on equity securities were $40.3 million and $2.0 million, respectively. As of December 31, 2009, gross unrealized gains and gross unrealized losses on equity securities were $28.4 million and $0.5 million, respectively.
     Net realized gains related to investments were $23.6 million and $55.6 million for the three-month and six-month periods ended June 30, 2010, respectively, and $13.2 million for the three-month and six-month periods ended June 30, 2009, respectively. Net realized gains (losses) related to other assets were $100.6 million and $97.2 million for the three-month and six-month periods ended June 30, 2010, respectively, including a $98.4 million gain on the sale of our investment in Sedgwick, and less than $0.1 million and $(5.7) million for the three-month and six-month periods ended June 30, 2009, respectively.
     Gross realized gains on sales of fixed maturity securities considered available for sale were $27.7 million and $61.7 million for the three-month and six-month periods ended June 30, 2010, respectively, and $11.4 million and $23.0 million for the three-month and six-month periods ended June 30, 2009, respectively; gross realized losses were $0.3 million and $2.0 million for the three-month and six-month periods ended June 30, 2010, respectively, and less than $0.1 million and $0.5 million for the three-month and six-month periods ended June 30, 2009, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $326.1 million and $675.8 million for the three-month and six-month periods ended June 30, 2010, respectively, and $292.0 million and $575.3 million for the three-month and six-month periods ended June 30, 2009, respectively.
     Gross realized gains on sales of equity securities considered available for sale were less than $0.1 million and $0.5 million for the three-month and six-month periods ended June 30, 2010, respectively, and $1.8 million and $2.3 million for the three-month and six-month periods ended June 30, 2009, respectively; gross realized losses were less than $0.1 million for the three-month and six-month periods ended June 30, 2010, respectively, and less than $0.1 million and $11.6 million for the three-month and six-month periods ended June 30, 2009, respectively. Gross proceeds from the sale of equity securities amounted to less than $0.1 million and $3.4 million for the three-month and six-month periods ended June 30, 2010, respectively, and $7.3 million and $46.1 million for the three-month and six-month periods ended June 30, 2009, respectively.
     Included in our other long-term investments are fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statement of Earnings. The carrying value of the structured notes was $74.2 million and $78.7 million as of June 30, 2010 and December 31, 2009, respectively; and we recorded a net loss of $3.7 million and $4.5 million related to the structured notes in the three-month and six-month periods ended June 30, 2010, respectively.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009, were as follows (in millions):

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
June 30, 2010

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$—	$—	$16.1	$(0.4)	$16.1	$(0.4)
States and political subdivisions	—	—	5.9	(0.2)	5.9	(0.2)
Corporate debt securities	40.5	(0.7)	—	—	40.5	(0.7)
Equity securities	14.4	(1.6)	1.6	(0.4)	16.0	(2.0)

Total temporarily impaired securities	$54.9	$(2.3)	$23.6	$(1.0)	$78.5	$(3.3)

December 31, 2009

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$58.5	$(0.7)	$33.9	$(2.0)	$92.4	$(2.7)
States and political subdivisions	100.0	(1.1)	8.0	(0.3)	108.0	(1.4)
Corporate debt securities	147.7	(3.3)	42.8	(2.0)	190.5	(5.3)
Mortgage-backed/asset-backed securities	32.8	(0.3)	1.1	(0.1)	33.9	(0.4)
Equity securities	—	—	5.6	(0.5)	5.6	(0.5)
Other	1.9	(0.1)	—	—	1.9	(0.1)

Total temporarily impaired securities	$340.9	$(5.5)	$91.4	$(4.9)	$432.3	$(10.4)

     During the three-month and six-month periods ended June 30, 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired debt securities as we do not intend to sell these securities and we do not believe that we will be required to sell the debt securities before recovery of the cost basis. The unrealized losses relating to equity securities were caused by market changes that we consider to be temporary and are not concentrated in a particular sector or an individual security. During the three-month period ended June 30, 2009, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During the six-month period ended June 30, 2009, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $5.7 million, related to our equity securities. These losses were based on the duration of the unrealized loss and inability to predict the time to recover if the investments continued to be held. As of June 30, 2010 and December 31, 2009, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.
     Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of June 30, 2010 and December 31, 2009, consist of (in millions):

	Ownership	June 30, 2010	December 31, 2009
Ceridian	33%	$375.8	$386.8
Sedgwick	32%	—	121.0
Remy	46%	89.7	69.1
Other	various	36.1	40.2

Total		$501.6	$617.1

     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32 million was held in an indemnity escrow for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million or a $0.28 increase to diluted earnings per share. In addition to our equity method investment in Remy, we also hold $52.3 million of Remy’s bonds, which are included in our fixed maturity securities available for sale.
     During the three-month periods ended June 30, 2010 and 2009, we recorded an aggregate of $(2.4) million and $(5.8) million, respectively, in equity in loss of Ceridian, Sedgwick, and Remy and $(10.8) million and $(19.6) million, respectively, for the six-month periods ended June 30, 2010 and 2009. Equity in earnings of other unconsolidated affiliates was $6.0 million and $1.2 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $3.7 million and $2.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
     We account for our equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three-month and six-month periods ended June 30, 2010, include our equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2010, and our net earnings for the three-month and six-month periods ended June 30, 2009, include our equity in Ceridian’s earnings for the period ended March 31, 2009. Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements, is presented below.

	March 31, 2010	March 31, 2009
	(In millions)	(In millions)
Total current assets	$1,051.4	$999.1
Goodwill and other intangible assets, net	4,757.7	4,661.7
Other assets	5,214.0	4,282.9

Total assets	$11,023.1	$9,943.7

Current liabilities	$753.9	$702.4
Long-term obligations, less current portion	3,502.5	3,495.2
Other long-term liabilities	5,613.6	4,608.7

Total liabilities	9,870.0	8,806.3
Equity	1,153.1	1,137.4

Total liabilities and equity	$11,023.1	$9,943.7

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(In millions)
Total revenues	$355.0	$362.2	$734.3	$746.8
Loss before income taxes	(38.5)	(53.8)	(70.7)	(100.1)
Net loss	(39.8)	(34.8)	(62.3)	(66.6)
Note E — Notes payable
     Notes payable consists of the following:

	June 30,	December 31,
	2010	2009
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	$299.7	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.2	245.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.5	165.5
Syndicated credit agreement, unsecured, unused portion of $901.2 million at June 30, 2010, composed of $1.4 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.82% at June 30, 2010) and $48.6 million due March 2013 with interest payable monthly at LIBOR plus 1.5% (1.85% at June 30, 2010)	50.0	400.0
Subordinated note payable to LFG Liquidation Trust, interest payable annually	—	50.0
Other	1.2	1.2

	$752.6	$861.9

     At June 30, 2010, the fair value of our long-term debt was $757.2 million and the carrying amount was $752.6 million. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2010. The fair value of our syndicated credit agreement is estimated using discounted cash flow analyses based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.
     On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due 2017 (“the Notes”), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points as of June 30, 2010.
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
     Principal maturities of notes payable at June 30, 2010, are as follows (in millions):

2010	0.4
2011	167.4
2012	0.3
2013	284.8
2014	—
Thereafter	299.7

$752.6

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     There are class actions pending against several of our title insurance companies, including Security Union Title Insurance Company,1 Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida,2 Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation,3 and Ticor Title Insurance Company,4 alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and/or failed to give discounts in refinancing transactions in violation of the filed rates.
     In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (now Continental Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Where there are multiple cases in one state they have been consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. In 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs have appealed. On February 11, 2010, the Second Circuit Court of Appeals in a summary opinion affirmed the dismissal of the complaint in so far as it alleged antitrust violations. A count of the complaint alleging RESPA violations remains; however, we believe it is meritless and will be dismissed on motion. On March 30, 2010 the Fifth Circuit Court of Appeals affirmed the dismissal of the Texas complaint. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint and the court denied the motion. The companies moved to appeal from the

[1]	Hereinafter, Security Union Title Insurance Company shall be read to mean Chicago Title Insurance Company as successor to merger of Security Union Title Insurance Company on June 30, 2010.

[2]	Hereinafter, Ticor Title Insurance Company of Florida shall be read to mean Chicago Title Insurance Company as successor to merger of Ticor Title Insurance Company of Florida f/k/a America Pioneer Title Insurance Company on May 31, 2010.

[3]	Hereinafter, Lawyers Title Insurance Corporation shall be read to mean Fidelity National Title Insurance Company as successor to merger of Lawyers Title Insurance Corporation on June 30, 2010.

[4]	Hereinafter, Ticor Title Insurance Company shall be read to mean Chicago Title Insurance Company as successor to merger of Ticor Title Insurance Company on June 30, 2010.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
interlocutory denial of the motion to dismiss and the motion was granted by the District Court. The companies filed a petition in the Ninth Circuit Court of Appeals for review of the interlocutory order, but that petition was denied. The parties are engaged in discovery. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery. The defendants filed a motion for summary judgment on March 22, 2010. The Ohio complaint was dismissed on March 31, 2010. In New Jersey, our motion to dismiss the amended complaint was granted. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.
     On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents (the “Title Insurer Defendants”), including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (which was merged into Chicago Title Insurance Company), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (which was merged into Fidelity National Title Insurance Company), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. In the third party complaint, Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender’s instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney’s fees and costs in the action. The Title Insurer Defendants organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which circuit these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the applicability of the Court of Appeals’ decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest filed its fifth amended third party complaint against the defendants, and the Title Insurer Defendants moved to dismiss. On January 19, 2010 the court granted the motion as to the negligence claims, but denied the motion as to the contract claims and negligent misrepresentation claims. The Title Insurer Defendants will answer the Fifth Amended complaint.
     There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which has merged into Lawyers Title Insurance Corporation), United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by us. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney’s fees. One case filed in Missouri in the summer of 2008 but removed to the Federal District Court in Missouri, seeks to certify a national class against Chicago Title Insurance Company. Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff’s attorneys, this suit seeks to overcome that Court’s objections to certification. In September 2009, we filed a motion to deny class certification. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been assigned to a judge. On July 9, 2010, the court ordered Chicago Title to perform an accounting for all class members to determine the amount of the overcharges. Chicago Title will vigorously challenge the order. On January 26, 2009, a recording fee class action was filed in New Jersey and the parties are engaging in discovery.
     There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees without performing any separate service for those fees which was not already included as a service for the “escrow fee.” Additionally, one of the cases alleges that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification were filed in both of these cases, and we then moved for summary judgment in both cases and to continue the briefing of the class certification motions

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
until the summary judgment motions were determined. Both courts granted the motions to continue class certification briefing until the summary judgment motions were determined and those motions were fully briefed and submitted. In one of the cases, the court granted summary judgment for the defendants. The other motion for summary judgment was partially granted and denied. Plaintiffs filed an amended complaint and are expected to file a motion for class certification, which we will oppose.
     On February 26, 2010, two class actions alleging Fidelity National Title Company and Chicago Title Company overcharged for notary fees were filed in state court in California. The companies have answered and are engaged in discovery.
     On May 28, 2010, a class action was filed in state court in California against Fidelity National Title Company, Fidelity National Title Company of California and Fidelity National Title Insurance Company alleging that the companies charge more than their filed rates for title and escrow services.
     A class action has been filed in state court in Hawaii against Fidelity National Title and Escrow of Hawaii, Inc. alleging we wrongfully released funds from escrow thereby engaging in unfair or deceptive trade practices in violation of state statute. The suit seeks damages, treble damages, prejudgment interest, attorney’s fees and costs. We answered the complaint and are investigating the allegations informally and through discovery.
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
     Two class action complaints are pending in the Illinois state court against Chicago Title Insurance Company, Ticor Title Insurance Company, Chicago Title and Trust Company and Fidelity National Financial, Inc. alleging the companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaints allege the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The motions to certify the classes were denied on May 26, 2009, but the plaintiffs appealed. The appeal was fully briefed and the court heard oral arguments on February 25, 2010. On April 15, 2010, the Illinois District Court of Appeal issued an order reversing the lower court and directing that class certification be granted. The companies have petitioned the Illinois Supreme Court for review of the decision. The petition is fully briefed and under submission.
     On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc. (collectively, the “Defendants”). The lawsuits were later amended to include Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Commonwealth Land Title Insurance Company as defendants in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs’ complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs’ complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys’ fees and costs. The plaintiffs have yet to file a motion for class certification, as the parties have agreed to mediation. The parties mediated the case on April 28, 2010, but did not settle. However, the parties continue to work with the mediator toward a resolution. Defendants believe that they have meritorious defenses both to class certification and to liability.
     The Georgia Insurance Commissioner and the Company are engaged in discussions regarding market conduct matters involving rates, closing protection letters and the licensing of agents. Closing protection letters are standardized indemnity agreements given to individually named lenders and specify conditions under, and the extent to which, a title insurer will accept liability for the acts or omissions of its agents connected with the closing of insured real estate transactions. These discussions are in the early stage and we do not know the resulting impact on us, if any.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.
Note G — Pension Benefits
     The following details our periodic expense for pension benefits:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$—	$—	$—	$—
Interest cost	2.1	2.2	4.2	4.4
Expected return on assets	(2.2)	(2.4)	(4.4)	(4.8)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	2.0	1.6	4.0	3.2

Total net periodic expense	$1.9	$1.4	$3.8	$2.8

     There have been no material changes to our projected pension benefit payments under these plans since December 31, 2009 as disclosed in our Form 10-K filed on March 1, 2010.
Note H — Dividends
     On July 19, 2010, our Board of Directors declared cash dividends of $0.18 per share, payable on September 30, 2010, to shareholders of record as of September 16, 2010.
Note I — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables.
     As of and for the three months ended June 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$897.4	$—	$—	$897.4
Other revenues	311.8	101.0	24.7	437.5

Revenues from external customers	1,209.2	101.0	24.7	1,334.9
Interest and investment income, including realized gains and losses	58.0	3.3	99.3	160.6

Total revenues	$1,267.2	$104.3	$124.0	$1,495.5

Depreciation and amortization	20.8	0.9	0.8	22.5
Interest expense	—	—	12.5	12.5
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$122.1	$11.1	$79.9	$213.1
Income tax expense	43.6	2.5	30.2	76.3

Earnings from continuing operations, before equity in earnings of unconsolidated affiliates	78.5	8.6	49.7	136.8
Equity in earnings of unconsolidated affiliates	0.5	—	3.1	3.6

Earnings from continuing operations	$79.0	$8.6	$52.8	$140.4

Assets	$6,291.0	$452.6	$1,171.7	$7,915.3
Goodwill	1,390.7	28.7	22.7	1,442.1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
     As of and for the three months ended June 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$1,043.9	$—	$—	$1,043.9
Other revenues	357.0	93.9	12.0	462.9

Revenues from external customers	1,400.9	93.9	12.0	1,506.8
Interest and investment income, including realized gains and losses	49.2	4.3	(0.8)	52.7

Total revenues	$1,450.1	$98.2	$11.2	$1,559.5

Depreciation and amortization	28.3	1.3	1.0	30.6
Interest expense	(0.1)	—	8.7	8.6
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$133.3	$14.5	$(16.1)	$131.7
Income tax expense (benefit)	37.1	4.9	(7.8)	34.2

Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	96.2	9.6	(8.3)	97.5
Equity in earnings (loss) of unconsolidated affiliates	0.9	—	(5.5)	(4.6)

Earnings (loss) from continuing operations	$97.1	$9.6	$(13.8)	$92.9

Assets	$6,809.3	$438.9	$1,086.0	$8,334.2
Goodwill	1,509.2	28.7	31.7	1,569.6
     As of and for the six months ended June 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$1,662.6	$—	$—	$1,662.6
Other revenues	574.9	187.3	56.1	818.3

Revenues from external customers	2,237.5	187.3	56.1	2,480.9
Interest and investment income, including realized gains and losses	94.9	6.3	126.8	228.0

Total revenues	$2,332.4	$193.6	$182.9	$2,708.9

Depreciation and amortization	42.0	2.0	1.5	45.5
Interest expense	0.1	—	19.5	19.6
Earnings from continuing operations, before income taxes and equity in loss of unconsolidated affiliates	$145.0	$17.3	$93.7	$256.0
Income tax expense	50.7	4.6	34.3	89.6

Earnings from continuing operations, before equity in loss of unconsolidated affiliates	94.3	12.7	59.4	166.4
Equity in loss of unconsolidated affiliates	(0.9)	—	(6.2)	(7.1)

Earnings from continuing operations	$93.4	$12.7	$53.2	$159.3

Assets	$6,291.0	$452.6	$1,171.7	$7,915.3
Goodwill	1,390.7	28.7	22.7	1,442.1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
     As of and for the six months ended June 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$1,953.2	$—	$—	$1,953.2
Other revenues	674.5	177.3	17.3	869.1

Revenues from external customers	2,627.7	177.3	17.3	2,822.3
Interest and investment income, including realized gains and losses	78.5	7.7	(2.5)	83.7

Total revenues	$2,706.2	$185.0	$14.8	$2,906.0

Depreciation and amortization	57.5	2.6	1.5	61.6
Interest expense	0.6	—	19.8	20.4
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$140.6	$27.7	$(37.7)	$130.6
Income tax expense	36.5	9.4	(12.2)	33.7

Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	104.1	18.3	(25.5)	96.9
Equity in earnings (loss) of unconsolidated affiliates	2.6	—	(19.3)	(16.7)

Earnings (loss) from continuing operations	$106.7	$18.3	$(44.8)	$80.2

Assets	$6,809.3	$438.9	$1,086.0	$8,334.2
Goodwill	1,509.2	28.7	31.7	1,569.6
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
     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former affiliate Sedgwick.

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
Overview
     We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2009 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We are a leading provider of global human resources, payroll, benefits and payment solutions through our minority-owned affiliate, Ceridian Corporation (“Ceridian”). We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
     We currently have three reporting segments as follows:
•	Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances.

•	Specialty Insurance. This segment consists of certain subsidiaries that issue flood, home warranty, homeowners’, automobile and other personal lines insurance policies.

•	Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Ceridian and Remy.
Recent Developments
     As of June 30, 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate significant legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32 million is held in an indemnity escrow, for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million or a $0.28 increase to diluted earnings per share.
     On May 5, 2010, we completed an offering of $300.0 million in aggregate principal of our 6.60% notes due 2017 (“the Notes”), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total size of the credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points as of June 30, 2010.
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
     During 2009 and through the first six months of 2010, the Federal Reserve has held interest rates at 0.0%-0.25%, and on several occasions has indicated that rates will stay at this level for the foreseeable future. This action by the Federal Reserve, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. In the fourth quarter of 2009 and through the beginning of 2010, we again experienced a decline in order volumes. Mortgage interest rates remained consistent throughout 2009 and into the beginning of 2010. However at the end of June 2010 and into July 2010, mortgage rates dropped to historic lows and we began to experience an increase in refinance order volumes. According to the Mortgage Bankers Association (“MBA”), U.S. mortgage originations (including refinancings) were approximately $2.1 trillion, $1.5 trillion and $2.3 trillion in 2009, 2008 and 2007, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.5 trillion mortgage origination market for 2010, which would be a decrease of 29% from 2009. The MBA forecasts that the decrease will result mostly from decreased refinance activity.
     Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions called the Troubled Asset Relief Program (“TARP”). On February 17, 2009, Congress also passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. We believe that these measures had a positive effect on our results of operations in 2009. On November 6, 2009, the President signed into law an extension of the first-time homebuyer credit to persons who sign a purchase contract by April 30, 2010 and closed the purchase by June 30, 2010. This extension also expanded the program to provide a $6,500 credit for buyers who have owned and lived in their current home for at least five of the past eight years. On June 30, 2010, the deadline to close the purchase was extended to September 30, 2010. We are uncertain to what degree the extension and expansion of these programs have affected our business; however, the end of the programs could adversely affect our results of operations in the latter half of 2010. Home sales across the country declined in May and June compared to the preceding months of 2010, which may be attributable in part to the end of these programs.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. Under the Obama administration’s Homeowner Affordability and Stability Plan, announced on February 18, 2009, a $75 billion program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The program provides the opportunity for up to 4 to 5 million homeowners who fit this description to refinance their loans. Through the first six months of 2010, we are uncertain to what degree this program has affected, or may in the future affect, our business.
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
     On February 10, 2009, the Treasury Department introduced its Financial Stability Plan (“FSA”) that, together with the ARRA, is designed to restart the flow of credit, clean up and strengthen banks, and provide support to homeowners and small businesses. On March 23, 2009, as part of the FSA, the Treasury Department, together with the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, unveiled the Public-Private Investment Program (“PPIP”) to remove many troubled assets from banks’ books, representing one of the largest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital, capital from private investors and the funds from loans from the Federal Reserve’s Term Asset Lending Facility (“TALF”), the PPIP is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The government expected this program, consisting of the Legacy Loans Program and the Legacy Securities Program, to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The Legacy Securities Program, designed to attract private capital to purchase eligible mortgage-backed and asset-backed securities through the provision of debt financing by the Federal Reserve under the TALF, was implemented in the summer of 2009. The Legacy Loans Program, designed to attract private capital to purchase eligible loans from participating banks through the provision of debt guarantees by the FDIC and equity co-investment by the Treasury Department, is being tested by the FDIC. Through the first six months of 2010, we are uncertain to what degree these programs have affected, or may in the future affect, our business.
     Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     In October 2008, we began the process of reviewing and increasing our title insurance rates in various states. That process is now substantially complete and has resulted in revised rates that are now effective in 26 states, including California, for certain of our underwriters. The pricing increases have generally been in the range of 5 to 10%. We will continue to review and adjust our rates as appropriate in states that permit us to do so.
     Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above. However, over the past several years we have experienced a significant decrease in our commercial fee per file, which we believe is due, in part, to a decrease in the number of closings of larger deals that generally have a higher fee per file resulting from difficulties or delays in obtaining financing.
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
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted and signed into law. The new legislation was designed to improve supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse, provide the government with tools to manage a financial crisis and improve international regulatory standards and international cooperation. A new federal bureau was created and charged with writing and enforcing regulations to achieve these goals. Also part of the act was the creation of the Federal Insurance Office which will be responsible for monitoring the U.S. insurance industry, historically primarily the responsibility of various states’ departments of insurance. The regulations implementing the act have not yet been drafted. As a result, we are uncertain to what degree this legislation may affect our business in the future.
Results of Operations
Consolidated Results of Operations
     Net Earnings. The following table presents certain financial data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$344.6	$409.1	$626.0	$742.7
Agency title insurance premiums	552.8	634.8	1,036.6	1,210.5
Escrow, title-related and other fees	336.5	369.0	631.0	691.8
Specialty insurance	101.0	93.9	187.3	177.3
Interest and investment income	36.4	39.5	75.2	76.2
Realized gains and losses, net	124.2	13.2	152.8	7.5

Total revenues	1,495.5	1,559.5	2,708.9	2,906.0

Expenses:
Personnel costs	397.7	428.7	768.4	849.9
Other operating expenses	316.9	353.6	615.9	680.1
Agent commissions	435.9	504.2	820.3	965.7
Depreciation and amortization	22.5	30.6	45.5	61.6
Provision for claim losses	96.9	102.1	183.2	197.7
Interest expense	12.5	8.6	19.6	20.4

Total expenses	1,282.4	1,427.8	2,452.9	2,775.4

Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	213.1	131.7	256.0	130.6
Income tax expense	76.3	34.2	89.6	33.7
Equity in earnings (loss) of unconsolidated affiliates	3.6	(4.6)	(7.1)	(16.7)

Net earnings from continuing operations	$140.4	$92.9	$159.3	$80.2

Orders opened by direct title operations	551,100	745,800	1,062,200	1,492,200
Orders closed by direct title operations	361,900	524,100	694,400	952,700
     Revenues.
     Total revenues decreased $64.0 million in the three months ended June 30, 2010, compared to the 2009 period. The decrease consisted of a decrease of $182.9 million in the Fidelity National Title Group segment, offset by increases of $6.1 million in the specialty insurance segment and $112.8 million in the corporate and other segment. Total revenues decreased $197.1 million in the six months ended June 30, 2010, compared to the 2009 period. The decrease was made up of a decrease of $373.8 million in the Fidelity National Title Group segment, offset by increases of $8.6 million in the specialty insurance segment and $168.1 million in the corporate and other segments.
     The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total
	(Dollars in millions)
Title premiums from direct operations	$344.6	38.4%	$409.1	39.2%	$626.0	37.7%	$742.7	38.0%
Title premiums from agency operations	552.8	61.6	634.8	60.8	1,036.6	62.3	1,210.5	62.0

Total	$897.4	100.0%	$1,043.9	100.0%	$1,662.6	100.0%	$1,953.2	100.0%

     Title insurance premiums decreased 14% in the three months ended June 30, 2010, and 15% in the six months ended June 30, 2010, as compared to the 2009 periods. The decrease in the three-month period was made up of a decrease in premiums from direct operations of $64.5 million, or 16%, and a decrease in premiums from agency operations of $82.0 million, or 13%. The decrease in the six-month period was made up of a decrease in premiums from direct operations of $116.7 million, or 16%, and a decrease in premiums from agency operations of $173.9 million, or 14%.
     The decrease in title premiums from direct operations was primarily due to a decrease in closed order volumes that was partially offset by an increase in fee per file. In the first six months of 2010, mortgage interest rates were consistent with rates in the first six months of 2009; however, there was a surge in refinance transactions in the first six months of 2009 due to decrease in mortgage rates that was not experienced in the first six months of 2010. Closed order volumes were 361,900 and 694,400 in the three months and six months ended June 30, 2010, respectively, compared with 524,100 and 952,700 in the three months and six months ended June 30, 2009, respectively. The average fee per file in our direct operations was $1,499 and $1,422 in the three months and six months ended June 30, 2010, respectively, compared to $1,173 and $1,170 in the three months and six months ended June 30, 2009, respectively, with the increase reflecting an increase in the number of purchase transactions relative to refinance transactions and a modest increase in commercial transactions, partially offset by declines in home values, particularly in California, Arizona, Florida, and Nevada. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     The decrease in title premiums from agency operations is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums.
     Escrow, title-related and other fees decreased $32.5 million, or 9%, in the three months ended June 30, 2010, from the 2009 period, and decreased $60.8 million, or 9% in the six months ended June 30, 2010, from the 2009 period. In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, decreased $6.4 million, or 5%, in the three months ended June 30, 2010 compared to the 2009 period, and decreased $41.0 million, or 14%, in the six months ended June 30, 2010 compared to the 2009 period, in each case due to the decrease in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $38.8 million, or 18%, in the three months ended June 30, 2010 compared to the 2009 period, and decreased $58.6 million, or 15%, in the six months ended June 30, 2010 compared to the 2009 period, primarily due to a decrease in revenues from a division of our business that manages real estate owned by financial institutions. In the corporate and other segment, other fees increased $12.7 million in the three months ended June 30, 2010 compared to the 2009 period and increased $38.8 million in the six months ended June 30, 2010 compared to the 2009 period, primarily due to an increase in revenues related to our mortgage servicing subsidiary, LoanCare, acquired in June 2009.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $3.1 million in the three months ended June 30, 2010 compared to the 2009 period and decreased $1.0 million in the six months ended June 30, 2010 compared to the 2009 period.
     Net realized gains totaled $124.2 million and $13.2 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $152.8 million and $7.5 million in the six-month periods ended June 30, 2010 and 2009, respectively. The increase in the three month period is primarily composed of a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010 as well as $23 million in gains on the sale of various fixed maturity securities. The increase in the six month period also included a $26 million gain on the sale of a fixed maturity bond during the first quarter of 2010. In addition, net realized gains for each period included a number of gains and losses on various transactions, none of which were individually significant.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $31.0 million, or 7%, in the three months ended June 30, 2010, from the 2009 period, with a decrease of $37.1 million in the Fidelity National Title Group segment offset by increases of $5.5 million in the corporate and other segment and $0.6 million in the specialty insurance segment. Personnel costs decreased $81.5 million, or 10%, in the six months ended June 30, 2010, from the 2009 period, with decreases of $97.2 million in the Fidelity National Title Group segment offset by increases of $0.5 million in the specialty insurance segment and $15.2 million in the corporate and other segment. The decreases in the title segment in both periods is due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. The increases in the corporate and other segment in both periods are due to the acquisition of LoanCare in June 2009. Personnel costs as a percentage of total revenue were 27% in the three-month periods ended June 30, 2010 and 2009, respectively, and 28% and 29% in the six-month periods ended June 30, 2010 and 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $36.7 million in the three months ended June 30, 2010, from the 2009 period, reflecting decreases of $47.1 million in the Fidelity National Title Group segment, partially offset by increases of $2.7 million in the specialty insurance segment and $7.7 million in the corporate and other segment. Other operating expenses decreased $64.2 million in the six months ended June 30, 2010, from the 2009 period, reflecting decreases of $91.7 million in the Fidelity National Title Group segment, partially offset by increases of $5.7 million in the specialty insurance segment and $21.8 million in the corporate and other segment. The decreases in other operating expenses in both periods in the Fidelity National Title Group segment were due mainly to decreases in cost of sales and several other expense categories mainly relating to the declines in business levels. The increases in the corporate and other segment in both periods are due mainly to the acquisition of LoanCare in June 2009.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2010	%	2009	%	2010	%	2009	%
	(Dollars in millions)
Agent premiums	$552.8	100.0%	$634.8	100.0%	$1,036.6	100.0%	$1,210.5	100.0%
Agent commissions	435.9	78.9%	504.2	79.4%	820.3	79.1%	965.7	79.8%

Net	$116.9	21.1%	$130.6	20.6%	$216.3	20.9%	$244.8	20.2%

     Net margin from agency title insurance premiums as a percentage of total agency premiums was 21.1% and 20.6% in the three-month periods ended June 30, 2010 and 2009, respectively, and 20.9% and 20.2% in the six-month periods ended June 30, 2010 and 2009, respectively. The increase in both periods is due primarily to a significant decrease in business from our largest agent for which our retained premium is lower than that of our other agency contracts. Also contributing to the increase in the net margin was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and United Capital Title Insurance Company (collectively “the LFG Underwriters”), for which our retained premium was lower than that of legacy FNF agency relationships.
     Depreciation and amortization decreased $8.1 million in the three months ended June 30, 2010, from the 2009 period. Depreciation and amortization decreased $16.1 million in the six months ended June 30, 2010, from the 2009 period. The decrease in both periods is due to assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the three-month periods ended June 30, 2010 and 2009, was made up of $61.3 million and $73.1 million, respectively, from the Fidelity National Title Group segment and $35.6 million and $29.0 million, respectively, from the specialty insurance segment. The provision for claim loss for the six-month periods ended June 30, 2010 and 2009, was made up of $113.4 million and $141.3 million, respectively, from the Fidelity National Title Group segment and $69.8 million and $56.4 million, respectively, from the specialty insurance segment. The provision for claim loss is discussed in further detail at the segment level below.
     Interest expense increased $3.9 million in the three months ended June 30, 2010, from the 2009 period, and decreased $0.8 million in the six months ended June 30, 2010, from the 2009 period. The increase in the three months ended June 30, 2010 is primarily due to the additional interest expense incurred on the 6.60% notes issued in May 2010. The decrease in the six months ended June 30, 2010 is primarily due to decreases in the amount drawn and interest rates on our floating rate debt and retirement of a portion of our public debt in the prior year.
     Income tax expense was $76.3 million and $34.2 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $89.6 million and $33.7 million in the six-month periods ended June 30, 2010 and 2009, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes was 36% and 26% for the three-month periods ended June 30, 2010 and 2009, respectively, and 35% and 26% for the six-month periods ended June 30, 2010 and 2009, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is primarily attributable to a decrease in the proportion of tax-exempt interest income to pre-tax earnings.

     Equity in earnings (losses) of unconsolidated affiliates was $3.6 million and $(4.6) million for the three-month periods ended June 30, 2010 and 2009, respectively, and $(7.1) million and $(16.7) million for the six-month periods ended June 30, 2010 and 2009, respectively. The equity in earnings (losses) in 2010 and 2009 consisted of losses related to our investment in Ceridian and Remy, offset by income related to our investments in Sedgwick through its sale in May 2010 and an approximate $6.0 million gain on one of other investments in unconsolidated affiliates.
Fidelity National Title Group

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Direct title insurance premiums	$344.6	$409.1	$626.0	$742.7
Agency title insurance premiums	552.8	634.8	1,036.6	1,210.5
Escrow, title related and other fees	311.8	357.0	574.9	674.5
Interest and investment income	33.6	37.2	67.8	70.9
Realized gains and losses, net	24.4	12.0	27.1	7.6

Total revenues	1,267.2	1,450.1	2,332.4	2,706.2
Expenses:
Personnel costs	370.5	407.6	714.8	812.0
Other operating expenses	256.6	303.7	496.8	588.5
Agent commissions	435.9	504.2	820.3	965.7
Depreciation and amortization	20.8	28.3	42.0	57.5
Provision for claim losses	61.3	73.1	113.4	141.3
Interest expense	—	(0.1)	0.1	0.6

Total expenses	1,145.1	1,316.8	2,187.4	2,565.6

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$122.1	$133.3	$145.0	$140.6

     Total revenues for the Fidelity National Title Group segment decreased $182.9 million, or 13%, in the three months ended June 30, 2010, from the 2009 period. Total revenues for this segment decreased $373.8 million, or 14% in the six months ended June 30, 2010, from the 2009 period. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs decreased $37.1 million, or 9%, in the three months ended June 30, 2010, from the 2009 period. Personnel costs decreased $97.2 million, or 12%, in the six months ended June 30, 2010, from the 2009 period. The decreases in both periods are due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison in the six month period was $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG Underwriters. The decrease also reflects decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count from direct operations was 16,152 and 17,353 in the three-month periods ended June 30, 2010 and 2009, respectively, and 16,416 and 18,043 in the six-month periods ended June 30, 2010 and 2009, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 56% and 53% for the three-month periods ended June 30, 2010 and 2009, respectively, and 60% and 57% for the six-month periods ended June 30, 2010 and 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $47.1 million or 16% in the three months ended June 30, 2010, from the 2009 period, and decreased $91.7 million or 16% in the six months ended June 30, 2010, from the 2009 period. Decreases in both periods were due to declines in business levels.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums increased to 21.1% and 20.9%, respectively, in the three-month and six-month periods ended June 30, 2010, respectively, compared to 20.6% and 20.2%, in the three-month and six-month periods ended June 30, 2009, respectively. The increase in both periods is due primarily to a significant decrease in business from our largest agent for which our retained premium is lower than that of our other agency contracts. Also contributing to the increase in the net margin was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of the LFG Underwriters, for which our retained premium was lower than that of legacy FNF agency relationships.

     Depreciation and amortization was $20.8 million and $28.3 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $42.0 million and $57.5 million in the six-month periods ended June 30, 2010 and 2009, respectively. The decrease in both periods is due to assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $61.3 million and $113.4 million for the three-month and six-month periods ended June 30, 2010, reflecting an average provision of 7.0% of title premiums in each period. The claim loss provision for title insurance was $73.1 million and $141.3 million for the three-month and six-month periods ended June 30, 2009, reflecting an average provision of 7.5%. The provision rate in both years excludes a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment in the reserve for claim losses related to the LFG Underwriters acquired in December 2008. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
Specialty Insurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Premium Revenue	$101.0	$93.9	$187.3	$177.3
Interest and investment income	2.8	3.3	5.7	6.4
Realized gains and losses, net	0.5	1.0	0.6	1.3

Total revenues	104.3	98.2	193.6	185.0

Expenses:
Personnel costs	12.2	11.6	24.0	23.5
Other operating expenses	44.5	41.8	80.5	74.8
Depreciation and amortization	0.9	1.3	2.0	2.6
Provision for claim losses	35.6	29.0	69.8	56.4

Total expenses	93.2	83.7	176.3	157.3

Earnings before income taxes and equity in earnings of unconsolidated affiliates	$11.1	$14.5	$17.3	$27.7

     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues increased $6.1 million or 6% in the three months ended June 30, 2010, from the 2009 period and increased $8.6 million or 5% in the six months ended June 30, 2010, from the 2009 period, with slight increases in each line of specialty insurance.
     Personnel costs were $12.2 million and $11.6 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $24.0 million and $23.5 million in the six-month periods ended June 30, 2010 and 2009, respectively. As a percentage of specialty insurance revenues, personnel costs were 12% in the three-month periods ended June 30, 2010 and 2009, respectively, and 12% and 13% in the six-month periods ended June 30, 2010 and 2009, respectively.
     Other operating expenses in the specialty insurance segment were $44.5 million and $41.8 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $80.5 million and $74.8 million in the six-month periods ended June 30, 2010 and 2009, respectively. Other operating expenses as a percentage of specialty insurance revenues were 43% for the three-month periods ended June 30, 2010 and 2009, respectively, and 42% and 40% for the six-month periods ended June 30, 2010 and 2009, respectively.
     The provision for claim losses was $35.6 million and $29.0 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $69.8 million and $56.4 million in the six-month periods ended June 30, 2010 and 2009, respectively, with the increase in the three month period primarily due to wind and hail claims in the Midwest. The increase in the six-month period also included an increase in higher dollar-value claims relating to soot claims from recent fires on the West Coast, flooding in the Northeast and prior year claim development.

Corporate and Other
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $124.0 million and $11.2 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $182.9 million and $14.8 million in the six-month periods ended June 30, 2010 and 2009, respectively. This segment generated pretax earnings (losses) from continuing operations of $79.9 million and $(16.1) million in the three-month periods ended June 30, 2010 and 2009, respectively, and $93.7 million and $(37.7) million in the six-month periods ended June 30, 2010 and 2009, respectively. The increase in revenue and pretax earnings in the three months ended June 30, 2010 is primarily composed of a $98.4 million gain on the sale of our 32% interest in Sedgwick and a $10.0 million increase in revenue from LoanCare acquired in June 2009. The increase in the six month period also included a $26.0 million gain on the sale of a fixed maturity bond, a $13.7 million increase in revenue due to the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands and a $19.0 million increase in revenue from LoanCare.
Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.18 per share for the second quarter of 2010, or approximately $41.3 million, and paid dividends of $0.15 per share per quarter for the previous five quarters. On July 19, 2010, our Board of Directors declared cash dividends of $0.18 per share, payable on September 30, 2010, to shareholders of record as of September 16, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2009, $2,435.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2010, our first tier title subsidiaries could pay or make distributions to us of approximately $234.9 million without prior approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
     Capital Expenditures. Total capital expenditures for property and equipment were $17.3 million and $27.5 million for the six-month periods ended June 30, 2010 and 2009, respectively, and included $12.9 million in 2009 for the purchase of assets leased to others, including FIS. The decrease since 2009 is due to the sale of FN Capital during the third quarter of 2009, to which the majority of these asset purchases leased to others were related. Total capital expenditures for software were $2.7 million and $2.0 million for the six-month periods ended June 30, 2010 and 2009, respectively.
     Financing. On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due 2017 (“the Notes”), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement, further discussed below. Interest is payable semi-annually. These notes contain customary covenants and events of default for investment grade public debt.
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At June 30, 2010, we were in compliance with all debt covenants. As of June 30, 2010, we had outstanding debt with a principal amount of $50.0 million under the Credit Agreement, which is composed of $1.4 million bearing interest at 0.82% and which is due October 2011 and $48.6 million bearing interest at 1.85% and which is due March 2013.
     On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013, with interest of 2.36% payable annually. On March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.
     Our outstanding debt also includes $165.5 million aggregate principal amount of our 7.30% notes due 2011 and $236.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt.
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
     Contractual Obligations. Changes have been made to our payout schedule for notes payable relating to the following items: during the six-month period ended June 30, 2010, we entered into an agreement to amend our Credit Agreement; we paid off the $50 million subordinated note payable to LFG; and we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due 2017. See the “Financing” section above as well as the payout schedule in note E in the Notes to Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these obligations. There were no other material changes to our long-term contractual obligations since our annual report on Form 10-K for the year ending December 31, 2009.

     Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In October 2009, we began repurchasing shares under this stock repurchase program. In the six months ending June 30, 2010, we repurchased a total of 2,424,666 shares for $32.8 million, or an average of $13.53 per share including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 3,719,066 shares for $50.6 million, or an average of $13.61 per share. Subsequent to June 30, 2010, we repurchased a total of 400,000 shares for $5.2 million, or an average of $13.00 per share through July 28, 2010 as part of the stock repurchase program approved on July 21, 2009.
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
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. The fair value of this investment was $86.2 million as of June 30, 2010.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. It is our intention to renew the lease at that time. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of June 30, 2010, the full $75 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease, however, it is our intention to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB’s standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2010 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009, however we are providing an expanded discussion of our revenue recognition policy for agency title insurance premiums as described below.
     Revenue recognition for Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was recorded at an average rate of 79.6% for the three and six months ended June 30, 2010, respectively, and 79.5% for the three and six months ended June 30, 2009, respectively. We also record a provision for claim losses at our current provision rate at the time we record the accrual for the premiums, which was 7.0% for the three and six months ended June 30, 2010 and 7.5% for the three and six months ended June 30, 2009, as well as accruals for premium taxes and other expenses relating to the premium accrual. The resulting impact of accrued agency premiums on pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on pretax earnings was $3.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $(0.2) million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $85.0 million and $88.1 million at June 30, 2010 and December 31, 2009, respectively, which represents accrued agency premiums of approximately $416.2 million and $425.4 million, and agent commissions of $331.2 million and $337.3 million at June 30, 2010 and December 31, 2009, respectively.
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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion of legal proceedings in note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material developments during the first six months of 2010 relating to these matters. In addition to the matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, there were the following developments:
     Two class action complaints are pending in the Illinois state court against Chicago Title Insurance Company, Ticor Title Insurance Company, Chicago Title and Trust Company and Fidelity National Financial, Inc. alleging the companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying Illinois attorney’s agency fees. The complaints allege the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The motions to certify the classes were denied on May 26, 2009, but the plaintiffs appealed. The appeal was fully briefed and the court heard oral arguments on February 25, 2010. On April 15, 2010, the Illinois District Court of Appeal issued an order reversing the lower court and directing that class certification be granted. The companies have petitioned the Illinois Supreme Court for review of the decision. The petition is fully briefed and under submission. An assessment of the likelihood of an unfavorable outcome, if any, is not possible, nor is it possible to estimate the amount or potential range of loss. We intend to vigorously defend this matter. These cases include: Chultem v. Ticor Title Insurance Company, Chicago Title and Trust Company, and Fidelity National Financial, Inc., Case no. 06-CH09488, Circuit Court of Cook County, IL; Colella v. Chicago Title Insurance Company, Chicago Title and Trust Company, and Fidelity National Financial, Inc., Case no. 06-CH09489, Circuit Court of Cook County, IL.
     On February 26, 2010, two class actions alleging Fidelity National Title Company and Chicago Title Company overcharged for notary fees were filed in state court in California. The companies have answered and are engaged in discovery. The companies intend to vigorously defend the actions. These cases include: Hutton v. Fidelity National Title Company, Case no. 1500-CV-269732-SPC,

Superior Court for Kern County, California; Young v. Chicago Title Company, Case no. 1500-CV-269733-WDP, Superior Court for Kern County, California.
     On May 28, 2010, a class action was filed in state court in California against Fidelity National Title Company, Fidelity National Title Company of California and Fidelity National Title Insurance Company alleging that the companies charge more than their filed rates for title and escrow services. The companies intend to vigorously defend the action. This case includes: Villaneuva vs. Fidelity National Title Company, Case no. 110-CV-173356, Superior Court for Santa Clara County, California.
Item 1A. Risk Factors
     See discussion of legal proceedings in Item 1 above for an update regarding certain matters described in the Risk Factors section of our Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2010:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
4/1/10-4/30/10	—	N/A	—	12,814,534
5/1/10-5/31/10	56,900	13.93	56,900	12,757,634
6/1/10-6/30/10	1,476,700	13.52	1,476,700	11,280,934

Total	1,533,600	$13.54	1,533,600

(1)	On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares of our common stock.

(2)	As of the last day of the applicable month.
Item 6. Exhibits
     (a) Exhibits:

10.1	Description of 2009 LandAmerica Synergy Incentives.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2010	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
	By:	Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Description of 2009 LandAmerica Synergy Incentives.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.