Form 10-Q
period 2010-09-30
Fidelity National Financial, Inc.
filed 2010-11-02
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission File Number 1-32630
FIDELITY NATIONAL FINANCIAL, INC.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Riverside Avenue, Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)
(904) 854-8100
___________________________________________________________________
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
YES ☐ NO ☑
     As of October 31, 2010, there were 226,978,309 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2010

i

Part I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2010 includes $264.6 and $9.0, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program, and at December 31, 2009 includes $249.5 and $25.6, respectively, of pledged fixed maturity securities related to secured trust deposits and the securities lending program	$3,678.9	$3,524.2
Equity securities available for sale, at fair value	80.8	92.5
Investments in unconsolidated affiliates	513.5	617.1
Other long-term investments	108.1	103.5
Short-term investments at September 30, 2010 and December 31, 2009, includes $2.7 and $39.2, respectively, of pledged short-term investments related to secured trust deposits	75.2	348.1
Total investments	4,456.5	4,685.4
Cash and cash equivalents, at September 30, 2010 includes $183.7 and $9.3, respectively, of pledged cash related to secured trust deposits and the securities lending program, and at December 31, 2009, includes $96.8 and $26.5, respectively, of pledged cash related to secured trust deposits and the securities lending program	458.4	202.1
Trade and notes receivables, net of allowance of $29.2 and $29.5, respectively, at September 30, 2010 and December 31, 2009	273.4	254.1
Goodwill	1,473.5	1,455.2
Prepaid expenses and other assets	368.0	332.0
Capitalized software, net	44.2	56.0
Other intangible assets, net	157.6	166.9
Title plants	403.4	407.5
Property and equipment, net	177.7	189.8
Income taxes receivable	—	56.5
Deferred tax assets	66.3	128.9
Total assets	$7,879.0	$7,934.4
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at September 30, 2010 and December 31, 2009, includes $9.3 and $26.5, respectively, of security loans related to the securities lending program	$652.7	$696.0
Accounts payable to related parties	5.9	6.9
Deferred revenue	132.0	110.0
Notes payable	802.0	861.9
Reserve for claim losses	2,373.5	2,541.4
Secured trust deposits	434.2	373.3
Income taxes payable	0.7	—
Total liabilities	4,401.0	4,589.5
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2010 and December 31, 2009; issued 250,417,633 as of September 30, 2010 and 249,713,996 as of December 31, 2009	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,735.2	3,712.1
Retained earnings (deficit)	20.1	(102.4)
Accumulated other comprehensive earnings	59.6	35.6
Less treasury stock, 22,353,074 shares and 19,496,888 shares as of September 30, 2010 and December 31, 2009, respectively, at cost	(357.8)	(319.4)
Total Fidelity National Financial, Inc. shareholders’ equity	3,457.1	3,325.9
Noncontrolling interests	20.9	19.0
Total equity	3,478.0	3,344.9
Total liabilities and equity	$7,879.0	$7,934.4
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$357.6	$379.4	$983.6	$1,122.1
Agency title insurance premiums	545.7	603.6	1,582.3	1,814.1
Escrow, title related and other fees	336.3	337.6	967.3	1,029.4
Specialty insurance	110.8	99.3	298.1	276.6
Interest and investment income	34.0	36.7	109.2	112.9
Realized gains and losses, net	40.1	10.6	192.9	18.1
Total revenues	1,424.5	1,467.2	4,133.4	4,373.2
Expenses:
Personnel costs	405.1	410.5	1,173.5	1,260.4
Other operating expenses	328.4	343.9	944.3	1,024.0
Agent commissions	427.5	480.8	1,247.8	1,446.5
Depreciation and amortization	22.3	23.1	67.8	84.7
Provision for claim losses	100.8	92.5	284.0	290.2
Interest expense	12.9	8.0	32.5	28.4
Total expenses	1,297.0	1,358.8	3,749.9	4,134.2
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	127.5	108.4	383.5	239.0
Income tax expense	44.6	34.4	134.2	68.1
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	82.9	74.0	249.3	170.9
Equity in earnings (loss) of unconsolidated affiliates	0.9	2.7	(6.2)	(14.0)
Net earnings from continuing operations	83.8	76.7	243.1	156.9
Net loss from discontinued operations, net of tax	—	(1.8)	—	(1.9)
Net earnings	83.8	74.9	243.1	155.0
Less: Net earnings attributable to noncontrolling interests	0.6	1.5	3.8	2.0
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$83.2	$73.4	$239.3	$153.0
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.37	$0.33	$1.05	$0.69
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	—	(0.01)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.37	$0.32	$1.05	$0.68
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.36	$0.32	$1.04	$0.68
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	—	—	(0.01)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.36	$0.32	$1.04	$0.67
Weighted average shares outstanding, basic basis	225.9	228.7	227.0	223.4
Weighted average shares outstanding, diluted basis	229.2	232.1	230.0	227.4
Cash dividends paid per share	$0.18	$0.15	$0.51	$0.45
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$83.2	$75.2	$239.3	$154.8
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	—	(1.8)	—	(1.8)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$83.2	$73.4	$239.3	$153.0
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net earnings	$83.8	$74.9	$243.1	$155.0
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	37.2	67.1	77.3	110.1
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(2.5)	12.6	0.9	(54.4)
Unrealized (loss) gain on foreign currency translation (3)	(1.5)	4.6	(0.8)	5.8
Reclassification adjustments for gains included in net earnings (4)	(16.9)	(4.9)	(53.4)	(9.6)
Other comprehensive earnings	16.3	79.4	24.0	51.9
Comprehensive earnings	100.1	154.3	267.1	206.9
Less: Comprehensive earnings attributable to noncontrolling interests	0.6	1.5	3.8	2.0
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$99.5	$152.8	$263.3	$204.9
_______________________________________

(1)
Net of income tax expense of $21.8 million and $32.1 million for the three month periods ended September 30, 2010 and 2009, respectively, and $45.2 million and $57.8 million for the nine month periods ended September 30, 2010 and 2009, respectively.

(2)
Net of income tax (benefit) expense of $(1.4) million and less than $0.1 million for the three month periods ended September 30, 2010 and 2009, respectively, and $0.6 million and less than $0.1 million for the nine month periods ended September 30, 2010 and 2009, respectively.

(3)
Net of income tax (benefit) expense of $(0.4) million and $2.7 million for the three month periods ended September 30, 2010 and 2009, respectively, and less than $0.1 million and $3.4 million for the nine month periods ended September 30, 2010 and 2009, respectively.

(4)
Net of income tax expense of $9.9 million and $2.9 million for the three month periods ended September 30, 2010 and 2009, respectively, and $31.2 million and $5.7 million for the nine month periods ended September 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Earnings	Shares	Amount	Interests	Total Equity
Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.7	—	3.9	—	—	—	—	—	3.9
Treasury stock repurchased	—	—	—	—	—	2.8	(38.1)	—	(38.1)
Shares cancelled	(0.1)	—	—	—	—	—	—	—	—
Tax benefit associated with the exercise of stock options	—	—	2.1	—	—	0.1	(0.3)	—	1.8
Issuance of restricted stock	0.1	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	23.9	—	—	—	23.9
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	0.9	—	—	—	0.9
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	(0.8)	—	—	—	(0.8)
Stock based compensation	—	—	17.1	—	—	—	—	—	17.1
Contributions to noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Cash dividends declared	—	—	—	(116.8)	—	—	—	—	(116.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net earnings	—	—	—	239.3	—	—	—	3.8	243.1
Balance, September 30, 2010	250.4	$—	$3,735.2	$20.1	$59.6	22.4	$(357.8)	$20.9	$3,478.0
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings	$243.1	$155.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	67.8	103.0
Equity in losses of unconsolidated affiliates	6.2	14.0
Gain on sales of investments and other assets, net	(94.5)	(15.7)
Gain on sale of investment in Sedgwick CMS	(98.4)	—
Stock-based compensation cost	17.1	27.6
Tax benefit associated with the exercise of stock options	(2.1)	(2.8)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	3.6	2.8
Net (increase) decrease in trade receivables	(16.6)	35.1
Net decrease in prepaid expenses and other assets	11.9	88.2
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(14.8)	(38.4)
Net decrease in reserve for claim losses	(167.9)	(114.7)
Net change in income taxes	113.7	113.6
Net cash provided by operating activities	69.1	367.7
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	580.8	663.8
Proceeds from sale of Sedgwick CMS	193.6	—
Proceeds from maturities of investment securities available for sale	350.8	264.0
Proceeds from sale of assets	16.6	3.1
Collections of notes receivable	1.7	0.6
Cash expended as collateral on loaned securities, net	(8.8)	(2.3)
Additions to title plants	(0.8)	(1.5)
Additions to property and equipment	(28.2)	(44.2)
Additions to capitalized software	(6.3)	(3.7)
Additions to notes receivable	(4.6)	(11.2)
Purchases of other long-term investments	—	(75.0)
Purchases of investment securities available for sale	(1,016.2)	(1,441.8)
Net proceeds from sale of FN Capital	—	49.2
Net proceeds from short-term investment securities	272.8	219.4
Contributions to investments in unconsolidated affiliates	(36.7)	—
Distributions from unconsolidated affiliates	8.3	3.0
Acquisitions/disposals of businesses, net of cash acquired	(10.4)	(4.2)
Net cash provided by (used in) investing activities	312.6	(380.8)
Cash flows from financing activities:
Equity offering	—	331.4
Borrowings	400.3	147.0
Debt service payments	(460.2)	(392.3)
Dividends paid	(116.1)	(102.1)
Subsidiary dividends paid to noncontrolling interest shareholders	(1.9)	(2.4)
Exercise of stock options	3.9	19.0
Debt issuance costs	(2.3)	—
Tax benefit associated with the exercise of stock options	2.1	2.8
Purchases of treasury stock	(38.1)	(57.0)
Net cash used in financing activities	(212.3)	(53.6)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	169.4	(66.7)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	105.3	205.7
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$274.7	$139.0
Supplemental cash flow information:
Income tax payments (refunds)	$28.6	$(39.8)
Interest paid	$29.5	$49.9
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
Description of Business
     We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2009 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
     As of June 30, 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate certain legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
Sale of Sedgwick CMS
     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. See note D on investments for further discussion of the sale.
Discontinued Operations
     On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $8.1 million and $29.3 million for the three-month and nine-month periods ended September 30, 2009, respectively. Pre-tax losses included in discontinued operations were $2.8 million and $2.1 million for the three-month and nine-month periods ended September 30, 2009.
     In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services (“LPS”), a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Condensed Consolidated Statements of Earnings in 2009. Discontinued operations included revenues from FNRES’ operations of $3.5 million and pre-tax losses of $0.5 million for the nine-month period ended September 30, 2009.
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
Agreements with FIS
     A summary of the agreements that were in effect with FIS through September 30, 2010, is as follows:

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

     A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(In millions)
Rental revenue	$0.1	$5.0	$0.8	$15.4
Corporate services and cost-sharing	1.0	0.6	2.4	1.5
Total revenues	$1.1	$5.6	$3.2	$16.9
Data processing costs	$11.7	$12.2	$35.7	$36.2
     We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $5.9 million as of September 30, 2010 and $6.9 million as of December 31, 2009.
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our investment was $43.5 million and $75.4 million as of September 30, 2010 and December 31, 2009, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
In the third quarter of 2010, we purchased $26.0 million of FIS bonds, which are included in fixed maturities available for sale. The FIS bonds had a fair value of $27.9 million as of September 30, 2010.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Code ("ASC") Topic 820, requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted without a material impact on our financial condition or results of operations for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption. We do not expect these additional disclosures to have a material impact on our financial condition or results of operations.
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

The following table presents the computation of basic and diluted earnings per share:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$83.2	$75.2	$239.3	$154.8
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	—	(1.8)	—	(1.8)
Basic and diluted net earnings attributable to FNF common shareholders	$83.2	$73.4	$239.3	$153.0
Weighted average shares outstanding during the period, basic basis	225.9	228.7	227.0	223.4
Plus: Common stock equivalent shares assumed from conversion of options	3.3	3.4	3.0	4.0
Weighted average shares outstanding during the period, diluted basis	229.2	232.1	230.0	227.4
Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.37	$0.33	$1.05	$0.69
Basic net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	—	(0.01)
Basic earnings per share attributable to FNF common shareholders	$0.37	$0.32	$1.05	$0.68
Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.36	$0.32	$1.04	$0.68
Diluted net loss from discontinued operations attributable to FNF common shareholders	—	—	—	(0.01)
Diluted earnings per share attributable to FNF common shareholders	$0.36	$0.32	$1.04	$0.67
     Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 9.2 million shares and 13.4 million shares for the three months ended September 30, 2010

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

and 2009, respectively, and 12.3 million shares and 9.1 million shares for the nine months ended September 30, 2010 and 2009, respectively.

Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$383.1	$—	$383.1
State and political subdivisions	—	1,462.3	—	1,462.3
Corporate debt securities	—	1,563.6	—	1,563.6
Mortgage-backed/asset-backed securities	—	206.8	—	206.8
Other fixed maturity	—	40.0	23.1	63.1
Equity securities available for sale	80.8	—	—	80.8
Other long-term investments	—	—	83.4	83.4
Total	$80.8	$3,655.8	$106.5	$3,843.1

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed maturity	—	38.8	45.2	84.0
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7
Total	$92.5	$3,479.0	$123.9	$3,695.4
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
     Our Level 3 investments consist of auction rate securities which were included in the assets of Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation that were acquired on December 22, 2008, and structured notes that were purchased in the third quarter of 2009. The auction rate securities are classified in other fixed maturity investments and had a par value of $30.8 million and fair value of $23.1 million at September 30, 2010 and a par value of $69.7 million and fair value of $45.2 million at December 31, 2009. These securities represent less than one percent of our total investment portfolio. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. We believe the fair value of the auction rate securities to be reasonable and to represent an exit price for the securities as of September 30, 2010. The structured notes had a par value of $75.0 million and fair value of $83.4 million at September 30, 2010 and a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. The structured notes are held for

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

general investment purposes and represent less than two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying indexes, exchange-traded funds, and foreign currencies. We believe the valuations of the structured notes to be reasonable and to represent an exit price for the securities as of September 30, 2010.
     The following table presents the changes in our investments that are classified as Level 3 for the period ended September 30, 2010 (in millions):

Balance, December 31, 2009	$123.9
Proceeds received upon call/sales	(22.7)
Realized gains	13.0
Net change included in other comprehensive earnings	(7.7)
Balance, September 30, 2010	$106.5
     The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in note E.
     Additional information regarding the fair value of our investment portfolio is included in note D.

Note D — Investments
     The carrying amounts and fair values of our fixed maturity securities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$383.1	$363.1	$20.1	$(0.1)	$383.1
States and political subdivisions	1,462.3	1,398.6	64.1	(0.4)	1,462.3
Corporate debt securities	1,563.6	1,457.4	106.2	—	1,563.6
Mortgage-backed/asset-backed securities	206.8	197.3	9.5	—	206.8
Other	63.1	50.1	13.1	(0.1)	63.1
Total	$3,678.9	$3,466.5	$213.0	$(0.6)	$3,678.9

	December 31, 2009
	Carrying	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$409.2	$397.5	$14.4	$(2.7)	$409.2
States and political subdivisions	1,339.4	1,294.2	46.6	(1.4)	1,339.4
Corporate debt securities	1,379.1	1,300.4	84.0	(5.3)	1,379.1
Mortgage-backed/asset-backed securities	312.5	298.5	14.4	(0.4)	312.5
Other	84.0	64.0	20.1	(0.1)	84.0
Total	$3,524.2	$3,354.6	$179.5	$(9.9)	$3,524.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2010:

	September 30, 2010
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$336.9	9.7%	$341.7	9.3%
After one year through five years	1,437.4	41.5	1,531.0	41.6
After five years through ten years	1,324.1	38.2	1,410.6	38.4
After ten years	170.8	4.9	188.8	5.1
Mortgage-backed/asset-backed securities	197.3	5.7	206.8	5.6
Total	$3,466.5	100.0%	$3,678.9	100.0%
Subject to call	$592.3	17.1%	$622.2	16.9%
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
     We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At September 30, 2010 and December 31, 2009, we had security loans outstanding with fair values of $9.0 million and $25.6 million, respectively. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $9.3 million and $26.5 million at September 30, 2010 and December 31, 2009, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.
     Equity securities at September 30, 2010 and December 31, 2009 included investments in a variety of issuers at a cost basis of $57.6 million and $64.6 million, respectively, and fair value of $80.8 million and $92.5 million, respectively. The carrying value of our investment in equity securities is fair value. The balance of equity securities is primarily composed of an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our investment in the FIS stock was $43.5 million and $75.4 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, gross unrealized gains and gross unrealized losses on equity securities were $24.1 million and $0.9 million, respectively. As of December 31, 2009, gross unrealized gains and gross unrealized losses on equity securities were $28.4 million and $0.5 million, respectively.
     Net realized gains related to investments were $36.6 million and $92.2 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $6.9 million and $20.1 million for the three-month and nine-month periods ended September 30, 2009, respectively. Net realized gains (losses) related to other assets were $3.5 million and $100.7 million for the three-month and nine-month periods ended September 30, 2010, respectively, including a $98.4 million gain on the sale of our investment in Sedgwick, and $3.7 million and $(2.0) million for the three-month and nine-month periods ended September 30, 2009, respectively.
     Gross realized gains on sales of fixed maturity securities considered available for sale were $4.4 million and $66.1 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $8.5 million and $31.5 million for the three-month and nine-month periods ended September 30, 2009, respectively; gross realized losses were $0.1 million and $2.1 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $1.1 million and $1.6 million for the three-month and nine-month periods ended September 30, 2009, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $205.6 million and $881.4 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $300.9 million and $876.2 million for the three-month and nine-month periods ended September 30, 2009, respectively.
     Gross realized gains on sales of equity securities considered available for sale were $22.4 million and $22.9 million for the three-month and nine-month periods ended September 30, 2010, respectively, and $0.8 million and $3.1 million for the three-month and nine-month periods ended September 30, 2009, respectively; gross realized losses were less than $0.1 million for the three-month and nine-month periods ended September 30, 2010 and $1.8 million and $13.4 million for the three-month and nine-month periods ended September 30, 2009, respectively. Gross proceeds from the sale of equity securities amounted to $46.8 million

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

and $50.2 million for the three-month and nine-month periods ended September 30, 2010, respectively, including proceeds of $46.7 million from the sale of FIS stock during the three months ended September 30, 2010, and $5.5 million and $51.6 million for the three-month and nine-month periods ended September 30, 2009, respectively.
     Included in our other long-term investments are fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statement of Earnings. The carrying value of the structured notes was $83.4 million and $78.7 million as of September 30, 2010 and December 31, 2009, respectively; and we recorded a net gain of $9.2 million and $4.7 million related to the structured notes in the three-month and nine-month periods ended September 30, 2010, respectively, and recorded a net gain of $0.3 million in the three-month and nine-month periods ended September 30, 2009, respectively.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009, were as follows (in millions):

September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$—	$—	$0.5	$(0.1)	$0.5	$(0.1)
States and political subdivisions	74.5	(0.4)	—	—	74.5	(0.4)
Equity securities	7.2	(0.6)	1.7	(0.3)	8.9	(0.9)
Other	2.0	(0.1)	—	—	2.0	(0.1)
Total temporarily impaired securities	$83.7	$(1.1)	$2.2	$(0.4)	$85.9	$(1.5)

December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$58.5	$(0.7)	$33.9	$(2.0)	$92.4	$(2.7)
States and political subdivisions	100.0	(1.1)	8.0	(0.3)	108.0	(1.4)
Corporate debt securities	147.7	(3.3)	42.8	(2.0)	190.5	(5.3)
Mortgage-backed/asset-backed securities	32.8	(0.3)	1.1	(0.1)	33.9	(0.4)
Equity securities	—	—	5.6	(0.5)	5.6	(0.5)
Other	1.9	(0.1)	—	—	1.9	(0.1)
Total temporarily impaired securities	$340.9	$(5.5)	$91.4	$(4.9)	$432.3	$(10.4)
     During the three-month and nine-month periods ended September 30, 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. The unrealized losses relating to equity securities were caused by market changes that we consider to be temporary and are not concentrated in a particular sector or an individual security. During the three-month period ended September 30, 2009, we recorded impairment charges totaling $1.2 million relating to two of our equity securities that were deemed other-than-temporarily impaired. During the nine-month period ended September 30, 2009, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $6.9 million, related to our equity securities. These losses were based on the duration of the unrealized loss and inability to predict the time to recover if the investments continued to be held. As of September 30, 2010 and December 31, 2009, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Investments in unconsolidated affiliates are recorded using the equity method of accounting. Our equity in earnings of Ceridian are recorded on a three-month lag and our equity in earnings of Remy are recorded on a one-month lag. As of September 30, 2010 and December 31, 2009, investments in unconsolidated affiliates consisted of (in millions):

	Current Ownership	September 30, 2010	December 31, 2009
Ceridian	33%	$363.0	$386.8
Sedgwick	—	—	121.0
Remy	46%	101.4	69.1
Other	Various	49.1	40.2
Total		$513.5	$617.1
     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32 million was held in an indemnity escrow for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million in the nine-month period ending September 30, 2010. In addition to our equity method investment in Remy, we held $53.6 million of Remy’s bonds as of September 30, 2010, which are included in our fixed maturity securities available for sale.
     During the three-month periods ended September 30, 2010 and 2009, we recorded an aggregate of $(0.5) million and $1.1 million, respectively, in equity in (losses) earnings of Ceridian, Sedgwick and Remy and $(11.3) million and $(18.5) million, respectively, for the nine-month periods ended September 30, 2010 and 2009. Equity in earnings of other unconsolidated affiliates was $1.4 million and $1.6 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $5.1 million and $4.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively.
     We account for our equity in Ceridian’s earnings on a three-month lag. Accordingly, FNF’s net earnings for the three-month and nine-month periods ended September 30, 2010, include our equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2010, and our net earnings for the three-month and nine-month periods ended September 30, 2009, include our equity in Ceridian’s earnings for the period ended June 30, 2009. Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements, is presented below.

	June 30, 2010	September 30, 2009
	(In millions)	(In millions)
Total current assets	$1,013.2	$978.5
Goodwill and other intangible assets, net	4,707.0	4,683.4
Other assets	3,878.8	3,461.9
Total assets	$9,599.0	$9,123.8
Current liabilities	$731.1	$695.0
Long-term obligations, less current portion	3,497.5	3,485.2
Other long-term liabilities	4,256.7	3,755.0
Total liabilities	8,485.3	7,935.2
Equity	1,113.7	1,188.6
Total liabilities and equity	$9,599.0	$9,123.8

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(In millions)
Total revenues	$363.0	$362.2	$1,097.3	$1,109.0
Loss before income taxes	(36.8)	(23.0)	(107.5)	(123.1)
Net loss	(24.7)	(11.4)	(87.0)	(78.0)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note E — Notes payable
     Notes payable consists of the following:

	September 30, 2010	December 31, 2009
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	$299.7	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.2	245.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.5	165.5
Syndicated credit agreement, unsecured, unused portion of $851.2 million at September 30, 2010, composed of $2.8 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.74% at September 30, 2010) and $97.2 million due March 2013 with interest payable monthly at LIBOR plus 1.5% (1.76% at September 30, 2010)	100.0	400.0
Subordinated note payable to LFG Liquidation Trust, interest payable annually	—	50.0
Other	0.6	1.2
	$802.0	$861.9
     At September 30, 2010, the fair value of our long-term debt was $816.8 million and the carrying amount was $802.0 million. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2010. The fair value of our syndicated credit agreement is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.
     On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points over LIBOR as of September 30, 2010.
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
     Principal maturities of notes payable at September 30, 2010, are as follows (in millions):

2010	$0.3
2011	168.6
2012	—
2013	333.4
2014	—
Thereafter	299.7
Total	$802.0

Note F — Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. We believe that no actions, other than those listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that many of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that many of these matters involve multi-state class actions in which the applicable law for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.
•In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In most cases, the monetary damages sought include punitive or treble damages. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In addition, the dollar amount of damages sought is frequently not stated with specificity. In those cases where plaintiffs have made a statement with regard to monetary damages, they often specify damages either just above or below a jurisdictional limit regardless of the facts of the case. These limits represent either the jurisdictional threshold for bringing a case in federal court or the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, that we may experience. None of the cases described below includes a statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.
•For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome following all appeals.
•We intend to vigorously defend each of these matters. In the opinion of our management, while some of these matters may be material to our operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on our overall financial condition.
There are class actions pending against several of our title insurance companies, including Security Union Title Insurance Company (which merged into Chicago Title Insurance Company on June 30, 2010), Fidelity National Title Insurance Company, Chicago Title Insurance Company, Ticor Title Insurance Company of Florida (which merged into Chicago Title Insurance Company on May 31, 2010), Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation (which merged into Fidelity National Title Insurance Company on June 30, 2010), and Ticor Title Insurance Company (which merged into Chicago Title Insurance Company on June 30, 2010), alleging improper premiums were charged for title insurance. These cases allege that the named defendant companies failed to provide notice of premium discounts to consumers refinancing their mortgages, and/or

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

failed to give discounts in refinancing transactions in violation of the filed rates.
In February 2008, thirteen putative class actions were commenced against several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Security Union Title Insurance Company, Alamo Title Insurance Company, Ticor Title Insurance Company of Florida, Commonwealth Land Title Insurance Company, LandAmerica New Jersey Title Insurance Company (now Continental Title Insurance Company), Lawyers Title Insurance Corporation, Transnation Title Insurance Company (which merged into Lawyers Title Insurance Corporation), and Ticor Title Insurance Company (collectively, the “Fidelity Affiliates”). The complaints also name Fidelity National Financial, Inc. (together with the Fidelity Affiliates, the “Fidelity Defendants”) as a defendant based on its ownership of the Fidelity Affiliates. The complaints, which are brought on behalf of a putative class of consumers who purchased title insurance in New York, allege that the defendants conspired to inflate rates for title insurance through the Title Insurance Rate Service Association, Inc. (“TIRSA”), a New York State-approved rate service organization which is also named as a defendant. Each of the complaints asserts a cause of action under the Sherman Act and several of the complaints include claims under the Real Estate Settlement Procedures Act as well as New York State statutory and common law claims. The complaints seek monetary damages, including treble damages, as well as injunctive relief. Subsequently, similar complaints were filed in many federal courts. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Where there are multiple cases in one state they have been consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice. In 2009, the complaints filed in Texas and New York were dismissed with prejudice, but the plaintiffs appealed. On appeal both the Fifth and the Second Circuit Court of Appeals affirmed the dismissal of the complaints. In October 2010, the U.S. Supreme Court denied review in both cases. A count of the complaint alleging RESPA violations in New York remains; however, we believe it is meritless and anticipate that it will be dismissed on a motion that was orally argued on October 15, 2010. The court heard the oral argument and has taken the matter under submission.  The judge has not indicated how he would rule on the motion. The complaints in Arkansas and Washington were dismissed with leave to amend, but the plaintiffs have not amended. The complaint in California was dismissed with leave to amend, the plaintiffs have amended, and the companies have moved to dismiss the amended complaint and the court denied the motion. The companies moved to appeal from the interlocutory denial of the motion to dismiss and the motion was granted by the District Court. The companies filed a petition in the Ninth Circuit Court of Appeals for review of the interlocutory order, but that petition was denied. The parties are engaged in discovery. The complaint in Delaware was dismissed, but the plaintiffs were permitted to amend to state a claim for injunctive relief. The plaintiffs amended, and the defendants have moved to dismiss the amended complaint, and that motion was granted, but plaintiffs appealed. The damage claims in the Pennsylvania cases were dismissed, but the plaintiffs were permitted to pursue injunctive relief. The plaintiffs were permitted limited discovery. The defendants filed a motion for summary judgment on March 22, 2010. The Ohio complaint was dismissed on March 31, 2010 but plaintiffs appealed. In New Jersey, our motion to dismiss the amended complaint was granted, but plaintiffs appealed. In West Virginia, the case has been placed on the inactive list pending the resolution of the LandAmerica bankruptcy. The complaints filed in Florida and Massachusetts were all voluntarily dismissed.

On September 24, 2007 a third party complaint was filed in the In Re Ameriquest Mortgage Lending Practices Litigation in the United States District Court for the Northern District of Illinois by Ameriquest Mortgage Company (“Ameriquest”) and Argent Mortgage Company (“Argent”) against numerous title insurers and agents (the “Title Insurer Defendants”), including Chicago Title Company, Fidelity National Title Company, Fidelity National Title Insurance Company, American Pioneer Title Insurance Company (which was merged into Chicago Title Insurance Company), Chicago Title of Michigan, Fidelity National Title Insurance Company of New York, Transnation Title Insurance Company (which was merged into Fidelity National Title Insurance Company), Commonwealth Land Title Insurance Company, Commonwealth Land Title Company, Lawyers Title Insurance Corporation, Chicago Title Insurance Company, Alamo Title Company, and Ticor Title Insurance Company (collectively, the “FNF Affiliates”). The third party complaint alleges that Ameriquest and Argent have been sued by a class of borrowers (and by numerous persons who have preemptively opted out of any class that may be certified) alleging that the two lenders violated the Truth in Lending Act (“TILA”) by failing to comply with the notice of right to cancel provisions and making misrepresentations in lending to the borrowers, who now seek money damages. In the third party complaint, Ameriquest and Argent each alleges that the FNF Affiliates contracted and warranted to close these loans in conformity with the lender's instructions which correctly followed the requirements of TILA and contained no misrepresentations; therefore, if Ameriquest and Argent are liable to the class or to the opt-out plaintiffs, then the FNF Affiliates are liable to them for failing to close the lending transactions as agreed. Ameriquest and Argent seek to recover the cost of resolving the class action and other cases against them including their attorney's fees and costs in the action. The Title Insurer Defendants organized to form a defense group and, as requested by the court, are exploring the possibility of filing a single collective response. The Seventh Circuit, in which these matters are pending, ruled in a separate case that TILA violations as alleged in these complaints could not be the subject of a class action seeking rescission, though the plaintiffs in the case against Ameriquest and Argent have not yet sought class certification and so the court in their case has not yet ruled on the a

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

pplicability of the Court of Appeals' decision (which, in any event, would not affect the cases of individual plaintiffs). Ameriquest filed its fifth amended third party complaint against the defendants, and the Title Insurer Defendants moved to dismiss. On January 19, 2010 the court granted the motion as to the negligence claims, but denied the motion as to the contract claims and negligent misrepresentation claims. The Title Insurer Defendants will answer the fifth amended complaint. Ameriquest has settled some of the plaintiffs' claims and Ameriquest and the third party defendants will mediate their dispute this December.

There are class actions pending against Fidelity National Financial, Inc., Fidelity National Title Group and several title insurance companies, including Fidelity National Title Insurance Company, Chicago Title Insurance Company, Lawyers Title Insurance Corporation, Transnation Title Insurance Company, United Title Company, Inc., and Ticor Title Insurance Company, alleging overcharges for government recording fees. These cases allege that the named defendant companies charged fees in excess of the fees charged by government entities in closing transactions and charged for documents releasing encumbrances that were never recorded by us. These suits seek various remedies including compensatory damages, prejudgment interest, punitive damages and attorney's fees. One case filed in Missouri in the summer of 2008 but removed to the Federal District Court in Missouri, seeks to certify a national class against Chicago Title Insurance Company ("Chicago Title"). Although the Federal District Court in Kansas refused to certify a national class previously filed by the same plaintiff's attorneys, this suit seeks to overcome that Court's objections to certification. In September 2009, we filed a motion to deny class certification, and that motion was recently granted. And, although similar cases filed in Indiana were decertified by the appellate court and trial court, the Missouri courts have refused to decertify a case now pending, which has been assigned to a judge. On July 9, 2010, the Missouri court ordered Chicago Title to perform an accounting for all Missouri class members to determine the amount of the overcharges. Chicago Title will vigorously challenge the order. The most recent recording fee case was filed on January 26, 2009, in New Jersey and the parties are engaging in discovery.

There are class actions pending against Fidelity National Title Company, Fidelity National Title Company of Washington, Inc., and Chicago Title Insurance Company, alleging that the named defendants in each case charged unnecessary reconveyance fees without performing any separate service for those fees which was not already included as a service for the “escrow fee.” Additionally, one of the cases alleges that the named defendants wrongfully earned interest or other benefits on escrowed funds from the time funds were deposited into escrow until any disbursement checks cleared the account. Motions for class certification were filed in both of these cases, and we then moved for summary judgment in both cases and to continue the briefing of the class certification motions until the summary judgment motions were determined. Both courts granted the motions to continue class certification briefing until the summary judgment motions were determined and those motions were fully briefed and submitted. In one of the cases, the court granted summary judgment for the defendants. The other motion for summary judgment was partially granted and denied. Plaintiffs filed an amended complaint and a motion for class certification, which we opposed.

On February 26, 2010, two class actions alleging Fidelity National Title Company and Chicago Title Company overcharged for notary fees were filed in state court in California. The companies have answered and are engaged in discovery.

On May 28, 2010, a class action was filed in state court in California against Fidelity National Title Company, Fidelity National Title Company of California and Fidelity National Title Insurance Company alleging that the companies charged more than their filed rates for title and escrow services.

A class action has been filed in state court in Hawaii against Fidelity National Title and Escrow of Hawaii, Inc. alleging we wrongfully released funds from escrow thereby engaging in unfair or deceptive trade practices in violation of state statute. The suit seeks damages, treble damages, prejudgment interest, attorney's fees and costs. We answered the complaint and are investigating the allegations informally and through discovery.

A class action filed in District Court in Nevada has been amended to allege a cause of action for breach of fiduciary duty in handling escrows against Commonwealth Land Title Insurance Company and Fidelity National Title Agency of Nevada, Inc. The complaint seeks compensatory and punitive damages and attorney's fees. We are investigating the allegations and have moved for a more definite statement of the allegations against us, which was opposed by plaintiffs and is now fully briefed and submitted. The court recently granted our motion and ordered plaintiffs to file a more specific complaint if they want to pursue their claims against the companies.

Two class action complaints are pending in the Illinois state court against Chicago Title Insurance Company, Ticor Title Insurance Company, Chicago Title and Trust Company and Fidelity National Financial, Inc. alleging the companies violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act and have been unjustly enriched through the practice of paying

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Illinois attorney's agency fees. The complaints allege the payments are in exchange for the referral of business and the attorneys do not perform any “core title services”. The motions to certify the classes were denied on May 26, 2009, but the plaintiffs appealed. The appeal was fully briefed and the court heard oral arguments on February 25, 2010. On April 15, 2010, the Illinois District Court of Appeal issued an order reversing the lower court and directing that class certification be granted. The companies have petitioned the Illinois Supreme Court for review of the decision. The petition was denied. The case will now be remanded to the trial court for entry of an order certifying the class.

On December 3, 2007, a former title officer in California filed a putative class action suit against Lawyers Title Company, and LandAmerica Financial Group, Inc. (collectively, the “Defendants”). The lawsuits were later amended to include Commonwealth Land Title Company, Lawyers Title Insurance Corporation and Commonwealth Land Title Insurance Company as defendants in the Superior Court of California for Los Angeles County. A similar putative class action was filed against the Defendants by former escrow officers in California, in the same court on December 12, 2007. The plaintiffs' complaints in both lawsuits allege failure to pay overtime and other related violations of the California Labor Code, as well as unfair business practices under the California Business and Professions Code § 17200 on behalf of all current and former California title and escrow officers. The underlying basis for both lawsuits is an alleged misclassification of title and escrow officers as “exempt” employees for purposes of the California Labor Code, which resulted in a failure to pay overtime and provide for required meal and rest breaks. Although such employees were reclassified as “non-exempt” beginning on January 1, 2006, the complaints allege similar violations of the California Labor Code even after that date for alleged “off-the-clock” work. The plaintiffs' complaints in both cases demand an unspecified amount of back wages, statutory penalties, declaratory and injunctive relief, punitive damages, interest, and attorneys' fees and costs. The plaintiffs did not file a motion for class certification, as the parties have agreed to mediation. The parties mediated the case on April 28, 2010 and again on September 20, 2010. The parties have reached a preliminary settlement, pending final court approval. The Company does not believe that the outcome of this settlement is material to its results of operations, cash flows, or its financial position.

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

Note G — Pension Benefits
     The following details our periodic expense for pension benefits:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Service cost	$—	$—	$—	$—
Interest cost	2.1	2.2	6.3	6.6
Expected return on assets	(2.2)	(2.4)	(6.6)	(7.3)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	2.0	1.6	6.0	5.1
Total net periodic expense	$1.9	$1.4	$5.7	$4.4
     There have been no material changes to our projected pension benefit payments under these plans since December 31, 2009 as disclosed in our Form 10-K filed on March 1, 2010.

Note H — Dividends
     On October 20, 2010, our Board of Directors declared cash dividends of $0.18 per share, payable on December 23, 2010, to shareholders of record as of December 9, 2010.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note I — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables.
     As of and for the three months ended September 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$903.3	$—	$—	$903.3
Other revenues	312.1	110.8	24.2	447.1
Revenues from external customers	1,215.4	110.8	24.2	1,350.4
Interest and investment income, including realized gains and losses	70.1	3.0	1.0	74.1
Total revenues	$1,285.5	$113.8	$25.2	$1,424.5
Depreciation and amortization	20.4	1.0	0.9	22.3
Interest expense	0.1	—	12.8	12.9
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$135.5	$10.9	$(18.9)	$127.5
Income tax expense (benefit)	47.5	3.4	(6.3)	44.6
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	88.0	7.5	(12.6)	82.9
Equity in earnings (loss) of unconsolidated affiliates	1.0	—	(0.1)	0.9
Earnings (loss) from continuing operations	$89.0	$7.5	$(12.7)	$83.8
Assets	$6,249.7	$467.3	$1,162.0	$7,879.0
Goodwill	1,422.3	28.7	22.5	1,473.5

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the three months ended September 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$983.0	$—	$—	$983.0
Other revenues	321.4	99.3	16.2	436.9
Revenues from external customers	1,304.4	99.3	16.2	1,419.9
Interest and investment income (expense), including realized gains and losses	44.5	3.2	(0.4)	47.3
Total revenues	$1,348.9	$102.5	$15.8	$1,467.2
Depreciation and amortization	20.7	1.3	1.1	23.1
Interest expense	0.1	—	7.9	8.0
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$119.8	$7.3	$(18.7)	$108.4
Income tax expense (benefit)	37.7	2.5	(5.8)	34.4
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	82.1	4.8	(12.9)	74.0
Equity in earnings of unconsolidated affiliates	1.3	—	1.4	2.7
Earnings (loss) from continuing operations	$83.4	$4.8	$(11.5)	$76.7
Assets	$6,497.8	$471.3	$1,114.9	$8,084.0
Goodwill	1,469.3	28.7	35.3	1,533.3
As of and for the nine months ended September 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$2,565.9	$—	$—	$2,565.9
Other revenues	887.0	298.1	80.3	1,265.4
Revenues from external customers	3,452.9	298.1	80.3	3,831.3
Interest and investment income, including realized gains and losses	165.0	9.3	127.8	302.1
Total revenues	$3,617.9	$307.4	$208.1	$4,133.4
Depreciation and amortization	62.4	3.0	2.4	67.8
Interest expense	0.2	—	32.3	32.5
Earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$280.5	$28.2	$74.8	$383.5
Income tax expense	98.2	8.0	28.0	134.2
Earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	182.3	20.2	46.8	249.3
Equity in earnings (loss) of unconsolidated affiliates	0.1	—	(6.3)	(6.2)
Earnings from continuing operations	$182.4	$20.2	$40.5	$243.1
Assets	$6,249.7	$467.3	$1,162.0	$7,879.0
Goodwill	1,422.3	28.7	22.5	1,473.5

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the nine months ended September 30, 2009:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$2,936.2	$—	$—	$2,936.2
Other revenues	995.9	276.6	33.5	1,306.0
Revenues from external customers	3,932.1	276.6	33.5	4,242.2
Interest and investment income (expense), including realized gains and losses	123.0	10.9	(2.9)	131.0
Total revenues	$4,055.1	$287.5	$30.6	$4,373.2
Depreciation and amortization	78.2	3.9	2.6	84.7
Interest expense	0.7	—	27.7	28.4
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$260.4	$35.0	$(56.4)	$239.0
Income tax expense (benefit)	74.2	11.9	(18.0)	68.1
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	186.2	23.1	(38.4)	170.9
Equity in earnings (loss) of unconsolidated affiliates	3.9	—	(17.9)	(14.0)
Earnings (loss) from continuing operations	$190.1	$23.1	$(56.3)	$156.9
Assets	$6,497.8	$471.3	$1,114.9	$8,084.0
Goodwill	1,469.3	28.7	35.3	1,533.3
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
     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2009 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
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

•
Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain investments in minority-owned affiliates, including Ceridian and Remy.

Recent Developments
     As of June 30, 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate certain legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
     On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32 million is held in an indemnity escrow, for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million in the nine-month period ending September 30, 2010.
     On May 5, 2010, we completed an offering of $300.0 million in aggregate principal of our 6.60% notes due May 2017 (the "notes”), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.

     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total size of the credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points as of September 30, 2010.
Transactions with Related Parties
     Our financial statements reflect related party transactions with FIS, which is a related party, and with LPS through March 15, 2009, which was a related party until that date. See note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
     Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country, and these trends appear likely to continue. Declines in the level of real estate activity or the average price of real estate sales adversely affect our title insurance revenues. The volume of mortgage originations, including refinancing transactions in particular and purchase transactions in general, declined over the past four years from 2005 and prior levels, resulting in a reduction of revenues in our businesses.
     During 2009 and through the first nine months of 2010, the Federal Reserve has held interest rates at 0.0%-0.25%, and has indicated that rates will stay at this level for the foreseeable future. This action by the Federal Reserve, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. In the fourth quarter of 2009 and through the beginning of 2010, we again experienced a decline in order volumes. Mortgage interest rates remained consistent throughout 2009 and into the beginning of 2010. At the end of June 2010 and into October 2010, mortgage rates dropped to historic lows and we have experienced a substantial increase in refinance order volumes. According to the Mortgage Bankers Association (“MBA”), U.S. mortgage originations (including refinancings) were approximately $2.0 trillion, $1.5 trillion and $2.3 trillion in 2009, 2008 and 2007, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximate $1.4 trillion mortgage origination market for 2010, which would be a decrease of 30% from 2009 and an approximate $1.0 trillion mortgage origination market for 2011, which would be a decrease of 29% from the 2010 estimate. The MBA forecasts that the declines in both years will result mostly from decreased refinance activity.
     Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions called the Troubled Asset Relief Program (“TARP”). On February 17, 2009, Congress also passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that became available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. We believe that these measures had a positive effect on our results of operations in 2009. On November 6, 2009, the President signed into law an extension of the first-time homebuyer credit to persons who sign a purchase contract by April 30, 2010 and closed the purchase by June 30, 2010. This extension also expanded the program to provide a $6,500 credit for buyers who have owned and lived in their current home for at least five of the past eight years. On June 30, 2010, the deadline to close the purchase was extended to September 30, 2010. The TARP program and the first-time homebuyers tax credit program expired at the end of the third quarter. We are uncertain to what degree these programs have affected our business; however, the end of the programs may adversely affect our future results of operations.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our sales of title insurance. The Obama administration’s Homeowner Affordability and Stability Plan, announced on February 18, 2009, a $75 billion program, provided homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, the opportunity to get a refinancing loan. The program provides the opportunity for up to 4 to 5 million homeowners who fit this description to refinance their loans. The loan refinancing portion of the program ended in June 2010. We are uncertain to what degree this initiative has affected our business.
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
     On February 10, 2009, the Treasury Department introduced its Financial Stability Plan (“FSA”) that, together with the ARRA, is designed to restart the flow of credit, clean up and strengthen banks, and provide support to homeowners and small businesses. On March 23, 2009, as part of the FSA, the Treasury Department, together with the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, unveiled the Public-Private Investment Program (“PPIP”) to remove many troubled assets from banks’ books, representing one of the largest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 to $100 billion in TARP capital, capital from private investors and the funds from loans from the Federal Reserve’s Term Asset Lending Facility (“TALF”), the PPIP is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The government expected this program, consisting of the Legacy Loans Program and the Legacy Securities Program, to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The Legacy Securities Program, designed to attract private capital to purchase eligible mortgage-backed and asset-backed securities through the provision of debt financing by the Federal Reserve under the TALF, was implemented in the summer of 2009. The Legacy Loans Program, designed to attract private capital to purchase eligible loans from participating banks through the provision of debt guarantees by the FDIC and equity co-investment by the Treasury Department, was postponed indefinitely as many banks refused to sell their loans. We are uncertain to what degree these programs have affected, or may in the future affect, our business.
     Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not necessarily dependent on the industry cycles discussed above. However, over the past several years we have experienced a significant decrease in our average commercial fee per file, which we believe is due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing.
     Our specialty insurance business participates in the U.S. National Flood Insurance Program (“NFIP”), which was recently extended to September 30, 2011. We earn fees under that program for settling flood claims and administering the program. We serve as administrator and processor in our flood insurance business, and bear none of the underwriting or claims risk. The U.S. federal government is guarantor of flood insurance coverage written under the NFIP and bears the underwriting risk. Revenues from our flood insurance business are impacted by the volume and magnitude of claims processed as well as the volume and rates for policies written. For example, when a large number of claims are processed as a result of a natural disaster, such as a hurricane, we experience an increase in the fees that we receive for settling the claims. Revenues from our personal lines insurance and home warranty businesses are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted and signed into law. The new legislation was designed to improve supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse, provide the government with tools to manage a financial crisis and improve international regulatory standards and international cooperation. A new federal bureau was created and charged with writing and enforcing regulations to achieve these goals. Also part of the act was the creation of the Federal Insurance Office which will be responsible for monitoring the U.S. insurance industry, historically primarily the responsibility of various states’ departments of insurance. Regulations implementing the act have not yet impacted our business, but are continuing to be developed. As a result, we are uncertain to what degree this legislation may affect our business in the future.

A number of lenders have recently imposed freezes on foreclosures in some or all states as they review their foreclosure practices. We do not believe, however, that these foreclosure moratoria have had or will have a material adverse impact on our business. Further, we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices, to the extent that they exist. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in additional claims exposure to us because the new owners and their lenders would have the rights of good faith purchasers which should not be affected by potential defects in documentation. Additionally, even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in no loss under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$357.6	$379.4	$983.6	$1,122.1
Agency title insurance premiums	545.7	603.6	1,582.3	1,814.1
Escrow, title-related and other fees	336.3	337.6	967.3	1,029.4
Specialty insurance	110.8	99.3	298.1	276.6
Interest and investment income	34.0	36.7	109.2	112.9
Realized gains and losses, net	40.1	10.6	192.9	18.1
Total revenues	1,424.5	1,467.2	4,133.4	4,373.2
Expenses:
Personnel costs	405.1	410.5	1,173.5	1,260.4
Other operating expenses	328.4	343.9	944.3	1,024.0
Agent commissions	427.5	480.8	1,247.8	1,446.5
Depreciation and amortization	22.3	23.1	67.8	84.7
Provision for claim losses	100.8	92.5	284.0	290.2
Interest expense	12.9	8.0	32.5	28.4
Total expenses	1,297.0	1,358.8	3,749.9	4,134.2
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	127.5	108.4	383.5	239.0
Income tax expense	44.6	34.4	134.2	68.1
Equity in earnings (loss) of unconsolidated affiliates	0.9	2.7	(6.2)	(14.0)
Net earnings from continuing operations	$83.8	$76.7	$243.1	$156.9
Orders opened by direct title operations	711,900	568,600	1,774,100	2,060,800
Orders closed by direct title operations	408,000	438,700	1,102,400	1,391,400
     Revenues.
     Total revenues decreased $42.7 million in the three months ended September 30, 2010, compared to the 2009 period. The decrease consisted of a decrease of $63.3 million in the Fidelity National Title Group segment, offset by increases of $11.3 million in the specialty insurance segment and $9.3 million in the corporate and other segment. Total revenues decreased $239.8 million in the nine months ended September 30, 2010, compared to the 2009 period. The decrease was made up of a decrease of $437.1 million in the Fidelity National Title Group segment, offset by increases of $19.9 million in the specialty insurance segment and $177.4 million in the corporate and other segments.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total
	(Dollars in millions)
Title premiums from direct operations	$357.6	39.6%	$379.4	38.6%	$983.6	38.3%	$1,122.1	38.2%
Title premiums from agency operations	545.7	60.4	603.6	61.4	1,582.3	61.7	1,814.1	61.8
Total	$903.3	100.0%	$983.0	100.0%	$2,565.9	100.0%	$2,936.2	100.0%
     Title insurance premiums decreased 8% in the three months ended September 30, 2010, and 13% in the nine months ended September 30, 2010, as compared to the 2009 periods. The decrease in the three-month period was made up of a decrease in premiums from direct operations of $21.8 million, or 6%, and a decrease in premiums from agency operations of $57.9 million, or 10%. The decrease in the nine-month period was made up of a decrease in premiums from direct operations of $138.5 million, or 12%, and a decrease in premiums from agency operations of $231.8 million, or 13%.
     The decrease in title premiums from direct operations in the 2010 periods was primarily due to a decrease in closed order volumes that was partially offset by an increase in fee per file. In the first nine months of 2010, mortgage interest rates were consistent or slightly lower than rates in the first nine months of 2009; however, there was a surge in refinance transaction closings in the first nine months of 2009 that was not experienced in the first nine months of 2010. Closed order volumes were 408,000 and 1,102,400 in the three months and nine months ended September 30, 2010, respectively, compared with 438,700 and 1,391,400 in the three months and nine months ended September 30, 2009, respectively. The average fee per file in our direct operations was $1,346 and $1,394 in the three months and nine months ended September 30, 2010, respectively, compared to $1,309 and $1,214 in the three months and nine months ended September 30, 2009, respectively, with the increase reflecting a higher volume of purchase transactions relative to refinance transactions, increases in title insurance rates across 26 states, and a modest increase in commercial transactions, partially offset by declines in home values, particularly in California, Arizona, Florida, and Nevada. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     The decrease in title premiums from agency operations is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums. Contributing to the decrease in remitted premiums is a significant decrease in business from our largest agent in 2010 as compared to 2009.
     Escrow, title-related and other fees decreased $1.3 million, or less than 1%, in the three months ended September 30, 2010, from the 2009 period, and decreased $62.1 million, or 6% in the nine months ended September 30, 2010, from the 2009 period. In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, decreased $3.7 million, or less than 1%, in the three months ended September 30, 2010 compared to the 2009 period, and decreased $44.7 million, or 10%, in the nine months ended September 30, 2010 compared to the 2009 period, in each case due to the decrease in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $5.6 million, or 3%, in the three months ended September 30, 2010 compared to the 2009 period, and decreased $64.2 million, or 11%, in the nine months ended September 30, 2010 compared to the 2009 period, primarily due to a decrease in revenues from a division of our business that manages real estate owned by financial institutions. In the corporate and other segment, other fees increased $8.0 million in the three months ended September 30, 2010 compared to the 2009 period and increased $46.8 million in the nine months ended September 30, 2010 compared to the 2009 period, primarily due to an increase in revenues related to our mortgage servicing subsidiary, LoanCare, acquired in June 2009.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $2.7 million in the three months ended September 30, 2010 compared to the 2009 period and decreased $3.7 million in the nine months ended September 30, 2010 compared to the 2009 period.
     Net realized gains totaled $40.1 million and $10.6 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $192.9 million and $18.1 million in the nine-month periods ended September 30, 2010 and 2009, respectively. The increase in the three-month period is primarily composed of a $21.7 million gain on the sale of FIS stock as part of a tender offer and a $9.2 million gain resulting from an increase in value of our structured notes. The increase in the nine-month period also included a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010, $23 million in gains on the sale of various fixed maturity securities, and a $26 million gain on the sale of a fixed maturity bond during the first quarter of 2010. In addition, net realized gains for each period included a number of gains and losses on various transactions, none of which were individually significant.

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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $5.4 million, or 1%, in the three months ended September 30, 2010, from the 2009 period, with a decrease of $9.3 million in the Fidelity National Title Group segment offset by increases of $1.4 million in the specialty insurance segment and $2.5 million in the corporate and other segment. Personnel costs decreased $86.9 million, or 7%, in the nine months ended September 30, 2010, from the 2009 period, with decreases of $106.5 million in the Fidelity National Title Group segment offset by increases of $1.9 million in the specialty insurance segment and $17.7 million in the corporate and other segment. The decreases in the title segment in both periods are due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. The increases in the corporate and other segment in both periods are due to the acquisition of LoanCare in June 2009. Personnel costs as a percentage of total revenue were 28% in the three-month periods ended September 30, 2010 and 2009, respectively, and 28% and 29% in the nine-month periods ended September 30, 2010 and 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $15.5 million in the three months ended September 30, 2010, from the 2009 period, reflecting decreases of $22.6 million in the Fidelity National Title Group segment, partially offset by increases of $4.7 million in the specialty insurance segment and $2.4 million in the corporate and other segment. Other operating expenses decreased $79.7 million in the nine months ended September 30, 2010, from the 2009 period, reflecting decreases of $114.3 million in the Fidelity National Title Group segment, partially offset by increases of $10.4 million in the specialty insurance segment and $24.2 million in the corporate and other segment. The decreases in other operating expenses in both periods in the Fidelity National Title Group segment were due mainly to decreases in cost of sales and several other expense categories mainly relating to the declines in business levels. The increases in the specialty insurance segment relate to higher business levels. The increases in the corporate and other segment in both periods are due mainly to growth at LoanCare.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2010	%	2009	%	2010	%	2009	%
	(Dollars in millions)
Agent premiums	$545.7	100.0%	$603.6	100.0%	$1,582.3	100.0%	$1,814.1	100.0%
Agent commissions	427.5	78.3%	480.8	79.7%	1,247.8	78.9%	1,446.5	79.7%
Net	$118.2	21.7%	$122.8	20.3%	$334.5	21.1%	$367.6	20.3%
     Net margin from agency title insurance premiums as a percentage of total agency premiums was 21.7% and 20.3% in the three-month periods ended September 30, 2010 and 2009, respectively, and 21.1% and 20.3% in the nine-month periods ended September 30, 2010 and 2009, respectively. The increase in both periods is due primarily to a significant decrease in business from our largest agent in 2010 as compared to 2009 for which our retained premium was lower than that of our other agency contracts. Also contributing to the increase in the net margin was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and United Capital Title Insurance Company (collectively “the LFG Underwriters”), for which our retained premium was lower than that of legacy FNF agency relationships.

     Depreciation and amortization decreased $0.8 million in the three months ended September 30, 2010, from the 2009 period. Depreciation and amortization decreased $16.9 million in the nine months ended September 30, 2010, from the 2009 period. The decrease in both periods is due to assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim losses for the three-month periods ended September 30, 2010 and 2009, was made up of $61.8 million and $55.4 million, respectively, from the Fidelity National Title Group segment and $39.0 million and $37.1 million, respectively, from the specialty insurance segment. The provision for claim losses for the nine-month periods ended September 30, 2010 and 2009, was made up of $175.2 million and $196.7 million, respectively, from the Fidelity National Title Group segment and $108.8 million and $93.5 million, respectively, from the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.
     Interest expense increased $4.9 million in the three months ended September 30, 2010, from the 2009 period, and increased $4.1 million in the nine months ended September 30, 2010, from the 2009 period. The increase in the three and nine months ended September 30, 2010 is primarily due to the additional interest expense incurred on the 6.60% notes issued in May 2010 partially offset by decreases in the amount drawn and interest rates on our floating rate debt and retirement of a portion of our public debt in the prior year.
     Income tax expense was $44.6 million and $34.4 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $134.2 million and $68.1 million in the nine-month periods ended September 30, 2010 and 2009, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes was 35% and 32% for the three-month periods ended September 30, 2010 and 2009, respectively, and 35% and 28% for the nine-month periods ended September 30, 2010 and 2009, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is primarily attributable to a decrease in the proportion of tax-exempt interest income to pre-tax earnings.
     Equity in earnings (losses) of unconsolidated affiliates was $0.9 million and $2.7 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $(6.2) million and $(14.0) million for the nine-month periods ended September 30, 2010 and 2009, respectively. The equity in earnings (losses) in 2010 and 2009 consisted of losses related to our investment in Ceridian, offset by income related to our investments in Remy and Sedgwick through its sale in May 2010 and an approximate $6.0 million gain on one of our other investments in unconsolidated affiliates in 2010.

Fidelity National Title Group
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Direct title insurance premiums	$357.6	$379.4	$983.6	$1,122.1
Agency title insurance premiums	545.7	603.6	1,582.3	1,814.1
Escrow, title related and other fees	312.1	321.4	887.0	995.9
Interest and investment income	31.0	34.0	98.8	104.9
Realized gains and losses, net	39.1	10.4	66.2	18.0
Total revenues	1,285.5	1,348.8	3,617.9	4,055.0
Expenses:
Personnel costs	377.9	387.2	1,092.7	1,199.2
Other operating expenses	262.3	284.9	759.1	873.4
Agent commissions	427.5	480.8	1,247.8	1,446.5
Depreciation and amortization	20.4	20.7	62.4	78.2
Provision for claim losses	61.8	55.4	175.2	196.7
Interest expense	0.1	—	0.2	0.6
Total expenses	1,150.0	1,229.0	3,337.4	3,794.6
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$135.5	$119.8	$280.5	$260.4

Total revenues for the Fidelity National Title Group segment decreased $63.3 million, or 5%, in the three months ended September 30, 2010, from the 2009 period. Total revenues for this segment decreased $437.1 million, or 11% in the nine months ended September 30, 2010, from the 2009 period. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs decreased $9.3 million, or 2%, in the three months ended September 30, 2010, from the 2009 period. Personnel costs decreased $106.5 million, or 9%, in the nine months ended September 30, 2010, from the 2009 period. The decreases in both periods are due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison in the nine month period was $20.4 million in synergy bonuses that were earned in the first quarter of 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG Underwriters. The decrease also reflects decreases in both the number of personnel and the average annualized personnel cost per employee. Average employee count was 16,436 and 17,389 in the three-month periods ended September 30, 2010 and 2009, respectively, and 16,611 and 17,577 in the nine-month periods ended September 30, 2010 and 2009, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 56% and 55% for the three-month periods ended September 30, 2010 and 2009, respectively, and 58% and 57% for the nine-month periods ended September 30, 2010 and 2009, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $22.6 million or 8% in the three months ended September 30, 2010, from the 2009 period, and decreased $114.3 million or 13% in the nine months ended September 30, 2010, from the 2009 period. Decreases in both periods were due to declines in business levels.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Net margin from agency title insurance premiums as a percentage of total agency premiums increased to 21.7% and 21.1%, respectively, in the three-month and nine-month periods ended September 30, 2010, respectively, compared to 20.3% in both the three-month and nine-month periods ended September 30, 2009, respectively. The increase in both periods is due primarily to a significant decrease in business from our largest agent in 2010 as compared to 2009 for which our retained premium is lower than that of our other agency contracts. Also contributing to the increase in the net margin was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of the LFG Underwriters, for which our retained premium was lower than that of legacy FNF agency relationships.
     Depreciation and amortization was $20.4 million and $20.7 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $62.4 million and $78.2 million in the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease in both periods is due to assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $61.8 million and $175.2 million for the three-month and nine-month periods ended September 30, 2010, reflecting an average provision of 7.0% of title premiums in each period. The claim loss provision for title insurance was $55.4 million and $196.7 million for the three-month and nine-month periods ended September 30, 2009, reflecting an average provision of 7.5%. The provision rate in both years excludes a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment in the reserve for claim losses related to the LFG Underwriters acquired in December 2008. The provision rate in 2009 also excludes an increase in the provision resulting from a reversal of previously recorded insurance recoverables of $63.2 million, and a decrease in the provision resulting from a release of excess reserves of $74.4 million. The reversal of the insurance recoverable resulted from developments, including two unfavorable court rulings, related to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The release of excess reserves resulted from analysis of our reserve position in light of consistently lower claim payments from the third quarter of 2008 through the third quarter of 2009. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Specialty Insurance
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Premium Revenue	$110.8	$99.3	$298.1	$276.6
Interest and investment income	2.9	3.0	8.6	9.4
Realized gains and losses, net	0.1	0.2	0.7	1.5
Total revenues	113.8	102.5	307.4	287.5
Expenses:
Personnel costs	12.1	10.7	36.1	34.2
Other operating expenses	50.8	46.1	131.3	120.9
Depreciation and amortization	1.0	1.3	3.0	3.9
Provision for claim losses	39.0	37.1	108.8	93.5
Total expenses	102.9	95.2	279.2	252.5
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$10.9	$7.3	$28.2	$35.0
     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues increased $11.3 million or 11% in the three months ended September 30, 2010, from the 2009 period and increased $19.9 million or 7% in the nine months ended September 30, 2010, from the 2009 period, with slight increases in each line of specialty insurance.
     Personnel costs were $12.1 million and $10.7 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $36.1 million and $34.2 million in the nine-month periods ended September 30, 2010 and 2009, respectively. As a percentage of specialty insurance revenues, personnel costs were 11% in the three-month periods ended September 30, 2010 and 2009, respectively, and 12% in the nine-month periods ended September 30, 2010 and 2009, respectively.
     Other operating expenses in the specialty insurance segment were $50.8 million and $46.1 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $131.3 million and $120.9 million in the nine-month periods ended September 30, 2010 and 2009, respectively. Other operating expenses as a percentage of specialty insurance revenues were 46% for the three-month periods ended September 30, 2010 and 2009, respectively, and 44% for the nine-month periods ended September 30, 2010 and 2009, respectively.
     The provision for claim losses was $39.0 million and $37.1 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $108.8 million and $93.5 million in the nine-month periods ended September 30, 2010 and 2009, respectively, with the increase in the three month period primarily due to wind and hail claims in the Midwest. The increase in the nine-month period also included an increase in higher dollar-value claims relating to soot claims from recent fires on the West Coast, flooding in the Northeast and prior year claim development.
Corporate and Other
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $25.2 million and $15.8 million in the three-month periods ended September 30, 2010 and 2009, respectively, and $208.1 million and $30.6 million in the nine-month periods ended September 30, 2010 and 2009, respectively. This segment generated pretax (losses) earnings from continuing operations of $(18.9) million and $(18.7) million in the three-month periods ended September 30, 2010 and 2009, respectively, and $74.8 million and $(56.4) million in the nine-month periods ended September 30, 2010 and 2009, respectively. The increase in revenue in the three months ended September 30, 2010 is primarily composed of a $5.0 million increase in revenue from LoanCare acquired in June 2009. The increase in revenue and pretax earnings in the nine months ended September 30, 2010 includes a $98.4 million gain on the sale of our 32% interest in Sedgwick, a $26.0 million gain on the sale of a fixed maturity bond, a $13.7 million increase in revenue due to the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands and a $24.3 million increase in revenue from LoanCare.

Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.18 per share for the third quarter of 2010, or approximately $40.7 million. On October 20, 2010, our Board of Directors declared cash dividends of $0.18 per share, payable on December 23, 2010, to shareholders of record as of December 9, 2010. In addition, the Board of Directors set a new dividend payout target of 30% of 2010 net earnings for 2011 common stock dividends, which based on current earnings in 2010 would represent a decrease from the dividend payout level in 2010. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2009, $2,435.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2010, our first tier title subsidiaries could pay or make distributions to us of approximately $100.5 million without prior approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
     Our cash flows provided by operations for the nine months ended September 30, 2010 and 2009 totaled $69.1 million and  $367.7 million, respectively.  The decrease in cash flows from operations  of $291.6 million included an increase in claims payments of approximately $46.9 million in 2010 as compared to 2009,  and an increase in income taxes paid of $68.4 million resulting from net income tax payments of $28.6 million in the 2010 period compared with tax refunds of $39.8 million in the 2009 period.  The remainder of the decrease was due to the 2010 net income including a higher proportion of income relating to investing activities as compared to the 2009 period.
Capital Expenditures. Total capital expenditures for property and equipment were $28.2 million and $44.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively, and included $21.0 million in 2009 for the purchase of assets leased to others, including FIS. The decrease since 2009 is due to the sale of FN Capital during the third quarter of 2009, to which the majority of these asset purchases leased to others were related. Total capital expenditures for software were $6.3 million and $3.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.
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
     Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At September 30, 2010, we were in compliance with all debt covenants. As of September 30, 2010, we had outstanding debt with a principal amount of $100 million under the Credit Agreement, which is composed of $2.8 million bearing interest at 0.74% and which is due October 2011 and $97.2 million bearing interest at 1.76% and which is due March 2013.
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
     Contractual Obligations. Changes have been made to our payout schedule for notes payable relating to the following items: during the nine-month period ended September 30, 2010, we entered into an agreement to amend our Credit Agreement; we paid off the $50 million subordinated note payable to LFG; and we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017. See the “Financing” section above as well as the payout schedule in note E in the Notes to Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these obligations. There were no other material changes to our long-term contractual obligations since our annual report on Form 10-K for the year ending December 31, 2009.
     Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In October 2009, we began repurchasing shares under this stock repurchase program. In the nine months ended September 30, 2010, we repurchased a total of 2,833,162 shares for $38.1 million, or an average of $13.45 per share including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. Subsequent to September 30, 2010, we repurchased a total of 1,505,000 shares for $19.9 million or an average of $13.22 per share through market close on November 1, 2010. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 5,632,562 shares for $75.8 million, or an average of $13.46 per share.
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
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $43.5 million as of September 30, 2010.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. It is our intention to renew the lease at that time. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of September 30, 2010, the full $75 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease; however, it is our intention to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB’s standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2010 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009, however we are providing an expanded discussion of our revenue recognition policy for agency title insurance premiums as described below.
     Revenue recognition for Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was recorded at an average rate of 79.6% for the three and nine months ended September 30, 2010, respectively, and 79.4% for the three and nine months ended September 30, 2009, respectively. We also record a provision for claim losses at our current provision rate at the time we record the accrual for the premiums, which was 7.0% for the three and nine months ended September 30, 2010 and 7.5% for the three and nine months ended September 30, 2009, as well as accruals for premium taxes and other expenses relating to the premium accrual. The resulting impact of accrued agency premiums on pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on pretax earnings was $1.6 million and $(4.5) million for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $(4.4) million for the nine months ended September 30, 2010 and 2009, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $89.4 million and $88.1 million at September 30, 2010 and December 31, 2009, respectively, which represents accrued agency premiums of approximately $438.5 million and $425.4 million, and agent commissions of $349.1 million and $337.3 million at September 30, 2010 and December 31, 2009, respectively.

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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
     See discussion of legal proceedings in note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material developments to legal proceedings since the Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2010:
			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
7/1/10-7/31/10	400,000	$12.94	400,000	10,880,934
8/1/10-8/31/10	8,496	14.02	8,496	10,872,438
9/1/10-9/30/10	—	—	—	10,872,438
Total	408,496	$12.94	408,496

(1)	On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares of our common stock.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1	Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010.

10.2	Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010.

10.3	Amended and Restated Employment Agreement between the registrant and Alan L. Stinson, effective as of October 20, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2010	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010.

10.2	Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010.

10.3	Amended and Restated Employment Agreement between the registrant and Alan L. Stinson, effective as of October 20, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.