Form 10-K
period 2010-12-31
Fidelity National Financial, Inc.
filed 2011-02-23
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the Fiscal Year Ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
  Commission File No. 1-32630
 _________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $2,814,002,098, based on the closing price of $12.99 as reported by the New York Stock Exchange.

As of January 31, 2011, there were 223,725,673 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2010, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.d

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.    Business

We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2010 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

During 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate certain legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
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

Competitive Strengths
We believe that our competitive strengths include the following:
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2010, our insurance companies had a 37.2% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes over 1,350 direct residential title offices and approximately 5,500 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
 Corporate principles.  A cornerstone of our management philosophy and operating success is the six fundamental precepts upon which we were founded, which are:

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
Strategy
 Fidelity National Title Group
Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•
Continue to operate multiple title brands independently.  We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, and Alamo Title. In most of our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with one brand over another and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

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

Specialty Insurance
Our strategy in the specialty insurance business is to provide an efficient and effective delivery mechanism for property and casualty insurance policies placed directly and through independent agents. We are positioned to be a low cost provider, while continuing to strictly adhere to pricing and underwriting disciplines to maintain our underwriting profitability.

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

Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings
Acquisitions have been an important part of our growth strategy. On an ongoing basis, with assistance from our advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible means of financing the growth and operations of our business units or raising funds, through securities offerings or otherwise, for debt repayment or other purposes. In the current economic environment, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, to expand into other businesses or where we otherwise saw value.
Strategic acquisitions have been an important part of our growth strategy. On December 22, 2008, we completed the acquisition of LandAmerica Financial Group, Inc.’s (“LFG”) two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price was $258.9 million, net of cash acquired of $5.9 million, and was comprised of $153.9 million paid by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note, which was paid in full during 2010 (see note I of Notes to Consolidated Financial Statements), $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing), and $5.0 million in transaction costs.

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32.0 million was held in an indemnity escrow for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million.
Title Insurance
Market for title insurance.  While we have seen declines since 2007 in the title insurance market in the United States, the market remains large and grew significantly from 1995 until 2005. According to Demotech Performance of Title Insurance Companies 2010 Edition, an annual compilation of financial information from the title insurance industry that is Published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry grew from

$4.8 billion in 1995 to $17.8 billion in 2005 and then decreased to $15.2 billion in 2007, $11.3 billion in 2008, and to $10.7 in 2009. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of residential real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have experienced significant declines in many parts of the country, and it is uncertain how long these trends will continue. Beginning in 2008 and continuing through 2010, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions. Multiple banks have failed during this time and others may fail in the future, reducing the capacity of the mortgage industry to make loans. Lenders have tightened their underwriting standards which has made it more difficult for buyers to qualify for new loans. However, during this same period, interest rates were at historically low levels, which spurred an increase in refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
 The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top four title insurance companies accounted for 92.6% of net premiums written in 2009. Over 30 independent title insurance companies accounted for the remaining 7.4% of net premiums written in 2009. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers and Commonwealth in 1998 to create LFG, followed by our acquisition of Chicago Title in March 2000. Then, in December 2008, we acquired LFG’s two principal title insurance underwriters, Commonwealth and Lawyers. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
We have over 1,350 offices throughout the U.S. primarily providing residential real estate title insurance. During 2009 and 2008, as title insurance activity slowed, we closed and consolidated a number of our offices. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.
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

Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and periodically decrease the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2010, we transact business with approximately 5,500 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	% (a)	Amount	%
	(Dollars in millions)
Direct	$1,404.5	38.6%	$1,475.3	37.6%	$1,140.3	42.3%
Agency	2,236.7	61.4	2,452.3	62.4	1,554.7	57.7
Total title insurance premiums	$3,641.2	100.0%	$3,927.6	100.0%	$2,695.0	100.0%
__________________________

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
Geographic Operations.  Our direct operations are divided into approximately 155 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,500 agents, primarily in those areas in which agents are the more prevalent title insurance provider.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$570.0	15.7%	$691.3	17.6%	$473.8	17.6%
Texas	412.1	11.3	406.1	10.3	337.9	12.5
New York	284.4	7.8	272.5	6.9	199.2	7.4
Florida	226.5	6.2	224.7	5.7	208.4	7.7
Illinois	156.9	4.3	114.0	2.9	118.5	4.4
All others	1,991.3	54.7	2,219.0	56.6	1,357.2	50.4
Totals	$3,641.2	100.0%	$3,927.6	100.0%	$2,695.0	100.0%
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow, title-related and other services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities, as well as default and appraisal services. Escrow, title-related and other fees represented approximately 23.1%, 23.2%, and 25.2% of our revenues in 2010, 2009, and 2008, respectively.
Specialty Insurance
We issue various insurance policies and contracts, which include the following:

•	Flood insurance. We issue new and renewal flood insurance policies in conjunction with the NFIP. The NFIP bears all insurance risk related to these policies.

•	Home warranty. We issue one-year, renewable contracts that protect homeowners against defects in household systems and appliances.

•
Personal lines insurance.  We offer and underwrite homeowners’ insurance in all 50 states. Automobile insurance is currently underwritten in 31 states. We may expand into a limited number of additional states in 2011 where favorable underwriting potential exists. In addition, we underwrite personal umbrella, inland marine (boat and recreational watercraft), and other personal lines niche products in selected markets.

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
Specialty Insurance
 Specialty insurance is marketed through three distinct channels. We market our program through our in-house agency via direct mail to customers of our affiliated operations. This direct channel constituted approximately 10% of our non-flood premium writings in 2010, 13% in 2009 and 15% in 2008. The second distribution channel is through independent agents and brokers nationwide. Approximately 89%, 86%, and 83% of our non-flood premium and the vast majority of our flood business was placed through this channel in 2010, 2009, and 2008, respectively. We currently have in excess of 20,000 independent agencies nationwide actively producing business on our behalf. The third distribution channel is through independent agents in California who represent only FNF (“captive independent agents”). This channel, comprised of 10 captive independent agents at the end of 2010, accounted for 1%, 1%, and 2% of the non-flood premium volume in 2010, 2009, and 2008, respectively.
Claims
 An important part of our operations is the handling of title and escrow claims. We employ a staff of approximately 450 employees in our claims department, over 200 of which are attorneys. We also use the services of outside attorneys. Our claims processing centers are located in Omaha, Nebraska and Jacksonville, Florida. We also have a clearance center located in Texas, which is responsible for handling minor claims issues. In-house claims counsels who handle larger claims are also located in other parts of the country.
 Claims result from a wide range of causes. These causes generally include, but are not limited to, forgeries, incorrect legal descriptions, signature and notary errors, unrecorded liens, mechanics’ liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or theft of settlement funds (including independent agency defalcations), and mistakes in the escrow process. Under our policies, we are required to defend insureds when covered claims are filed against their interest in the property. Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories, including in some cases allegations of negligence or an intentional tort. We occasionally incur losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims are also incurred and paid many years later.
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
Claims are sometimes complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed. In our commercial title business, we may issue polices with face amounts well in excess of $100 million, and from time to time claims are submitted with respect to large policies. We believe we are appropriately reserved with respect to all claims (large and small) that we currently face. However, occasionally we experience large losses from title policies that have been issued or from our escrow operations, or overall worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Claims can result in litigation in which we may represent our insured and/or ourselves. We consider this type of litigation to be an ordinary course aspect of the conduct of our business.
 Reinsurance and Coinsurance
 We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single occurrence. For 2011, our excess of loss coverage is split into two tiers. The first tier applies to losses in excess of a $10 million retention up to an aggregate of $100 million in loss from a single occurrence. Above a $100 million total loss, the second tier of our current excess of loss reinsurance program provides additional coverage on commercial transactions above the first $100 million of loss from any occurrence up to $400 million per occurrence, with the Company participating at 27%.
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
 In our property and casualty lines of business, we purchase catastrophic reinsurance coverage in the amount of $75 million in excess of a $10 million retention. In addition, we are required to participate in the Florida Hurricane Catastrophe Fund resulting in coverage of approximately $8.5 million in excess of $2 million retention. We also have a quota share agreement where we cede 80% of risks that exceed a coverage value of $750 thousand and a quota share agreement where we cede 50% of our umbrella business.
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
Technology and Research and Development
 As a national provider of real estate transaction products and services, we participate in a dynamic industry that is subject to significant regulatory requirements, frequent new product and service introductions, and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers. In order to meet new regulatory requirements, we also continue to expand our data collection and reporting abilities.
Competition
Fidelity National Title Group
 Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Independent agency operations account for 61.4% of our total title insurance premiums. Several of the smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2010, the combined statutory unearned premium reserve required and reported for our title insurers was $1,994.0 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
 The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2011, our directly owned title insurers can pay dividends or make distributions to us of approximately $76.1 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.
The combined statutory capital and surplus of our title insurers was $1,129.5 million and $988.2 million as of December 31, 2010 and 2009, respectively. The combined statutory (loss) earnings of our title insurers were $(46.6) million, $237.2 million, and $(170.5) million for the years ended December 31, 2010, 2009, and 2008, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2010.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These companies were in compliance with their respective minimum net worth requirements at December 31, 2010.
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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the insurer’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our insurers, the insurance change of control laws would likely apply to such a transaction.
 The NAIC has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which our title insurers are domiciled require adherence to NAIC filing procedures, each such insurer, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.
Ratings
Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, and Fidelity National Title. Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service (“Moody’s”), and A. M. Best Company ("A.M. Best") provide ratings for the entire FNF family of companies as a whole as follows:

	S&P	Moody’s	A.M. Best
FNF family of companies	A-	A3	A-

The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:

•An S&P "A-" rating is the eighth highest rating of 25 ratings for S&P. S&P states that an “A-” rating means that, in its opinion, the insurer is highly likely to have the ability to meet its financial obligations.

•A Moody's "A3" rating is the twelfth highest rating of 33 ratings for Moody's. Moody's states that insurance companies rated “A3” offer good financial security.

•An A.M. Best "A-" rating is the fourth highest rating of 15 ratings for A.M. Best. A.M. Best states that its “A- (Excellent)” rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policyholders.
 Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A’
Chicago Title Insurance Co.	A”
Commonwealth Land Title Insurance Co.	A
Fidelity National Title Insurance Co.	A’
 Demotech states that its ratings of “A´´ (A double prime)” and “A´ (A prime)” reflect its opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned either of those ratings possess “Unsurpassed” financial stability related to maintaining positive surplus as regards policyholders. The "A" rating reflects Demotech's opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned such rating possess “Exceptional” financial stability related to maintaining positive surplus as regards policyholders. The “A´´ (A double prime)”, “A´ (A prime)” and "A" ratings are the three highest ratings of Demotech's five ratings.
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

As of December 31, 2010 and 2009, the carrying amount, which approximates the fair value, of total investments, excluding investments in unconsolidated affiliates, was $3.8 billion and $4.1 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties. Our fixed maturities include auction rate securities at December 31, 2010 with a par value of $14.1 million and fair value of $9.5 million and at December 31, 2009, a par value of $69.7 million and fair value of $45.2 million, which were included in the assets of the LFG Underwriters that we acquired on December 22, 2008. Fair values for auction rate securities are provided by a third-party pricing service.
 The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2010 and 2009.

	December 31,
	2010				2009
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$724.5	21.5%	$748.1	21.4%	$866.6	25.8%	$898.6	25.5%
Aa/AA	1,220.5	36.1	1,254.0	35.9	1,022.4	30.5	1,059.6	30.1
A	758.3	22.5	793.2	22.7	948.5	28.3	1,002.5	28.4
Baa/BBB	525.4	15.6	541.6	15.5	441.3	13.2	457.5	13.0
Ba/BB/B	66.0	2.0	67.2	1.9	22.4	0.7	51.1	1.4
Lower	15.8	0.5	14.8	0.4	0.8	—	1.4	0.1
Other (2)	66.7	1.8	75.4	2.2	52.6	1.5	53.5	1.5
	$3,377.2	100.0%	$3,494.3	100.0%	$3,354.6	100.0%	$3,524.2	100.0%
________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2010
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$297.0	8.8%	$300.5	8.6%
After one year through five years	1,398.1	41.4	1,473.0	42.2
After five years through ten years	1,350.5	40.0	1,375.7	39.4
After ten years	154.8	4.6	161.1	4.6
Mortgage-backed/asset-backed securities	176.8	5.2	184.0	5.2
	$3,377.2	100.0%	$3,494.3	100.0%
The majority of our mortgage-backed and asset-backed securities were acquired as a result of the acquisition of the LFG Underwriters on December 22, 2008. At December 31, 2010 all of our mortgage-backed and asset-backed securities are rated AAA. The mortgage-backed and asset-backed securities are made up of $141.7 million of agency mortgage-backed securities, $0.2 million of collateralized mortgage obligations, $16.0 million of commercial mortgage-backed securities, and $26.1 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $634.4 million and a fair value of $654.6 million were callable at December 31, 2010.

Our equity securities at December 31, 2010 and 2009 consisted of investments at a cost basis of $51.1 million and $64.6 million, respectively, and fair value of $75.2 million and $92.5 million, respectively. The balance of equity securities at December 31, 2010 and 2009 is primarily composed of an investment in Fidelity National Information Services ("FIS") stock, a related party, which we purchased on October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our investment in the FIS stock was $43.9 million and $75.4 million as of December 31, 2010 and 2009, respectively. There were no significant investments in banks, trust or insurance companies at December 31, 2010 or 2009.
At December 31, 2010 and 2009, we also held $527.7 million and $617.1 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian and Remy and also including our 32% ownership interest in Sedgwick at December 31, 2009, which was sold during 2010 (see note D of Notes to Consolidated Financial Statements).
 Other long-term investments consist primarily of fixed-maturity structured notes as well as investments accounted for using the cost method of accounting. As of December 31, 2010 and 2009, other long-term investments included structured notes at a fair value of $90.1 million and $78.7 million at December 31, 2010 and 2009, respectively, which were purchased in the third quarter of 2009. Also included in other long-term investments were investments accounted for using the cost method of accounting of $42.6 million and $24.8 million, as of December 31, 2010 and 2009, respectively.
 Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2010 and 2009, short-term investments amounted to $128.6 million and $348.1 million, respectively.
Our investment results for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
	(Dollars in millions)
Net investment income (1)	$167.6	$187.7	$152.5
Average invested assets	$3,928.7	$3,972.1	$3,095.5
Effective return on average invested assets	4.3%	4.7%	4.9%
 ___________________________________

(1)	Net investment income as reported in our Consolidated Statements of Operations has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.
Employees
As of January 31, 2011, we had approximately 18,200 full-time equivalent employees. From 2006 to 2008, we actively sought to reduce our head count as activity in our Fidelity National Title Group segment declined. As the economic environment and order counts began to stabilize in 2009, we curtailed efforts to reduce staffing levels in our legacy title operations, but aggressively reduced staff in the acquired LFG Underwriters to meet our intended profitability standards. We have monitored our staffing levels based on current economic activity in 2010 and will continue to do so in the future. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.
 Statement Regarding Forward-Looking Information
 The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•
continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, increased mortgage defaults, or a weak U.S. economy;

•
our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	significant competition that our operating subsidiaries face;

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	our business concentration in the State of California, the source of approximately 15.7% of our title insurance premiums; and

•	other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC.

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
Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past four years, and these trends appear likely to continue.
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including high unemployment levels.
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. In 2009 and continuing into 2010, the continued mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, continued to suppress the level of lending activity. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast currently estimates an approximately $1.0 trillion mortgage origination market for 2011, which would be a decrease of 33.3% from 2010. The MBA forecasts that the 33.3% decrease will result almost entirely from decreased refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
We have recorded goodwill as a result of prior acquisitions, and a continued economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $1,470.7 million, or 18.6% of our total assets, as of December 31, 2010. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2010. However, if there is a continued economic downturn, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of a continued economic downturn on our business to determine if there is an impairment of goodwill in future periods.
If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities in order to take advantage of perceived value and for strategic purposes. In the past, economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition. We own a minority interest in Ceridian Corporation ("Ceridian"), a provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. If the fair value of one of these companies were to decline below it's book value, we would be required to write down the value of our investment, which could have a material negative impact on our results of operations and financial condition.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $4.6 billion at December 31, 2010. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuary's central estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s central estimate, but not at the central estimate, management assesses other factors in order to determine our best estimate. These factors, which are more qualitative than quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. Depending upon our assessment of these factors, we may or may not adjust the recorded reserve. If the recorded amount is not within a reasonable range of the actuary’s central estimate, we would record a charge or credit and reassess the provision rate on a go forward basis.
 Our average provision for claim losses was 6.8% of title premiums in 2010. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
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
Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Further, various state legislatures have in the past considered offering a public alternative to the title industry in their states, as a means to increase state government revenues. Although we think this situation is unlikely, if one or more such takeovers were to occur they could adversely affect our business. We cannot be assured that future legislative or regulatory changes will not adversely affect our business operations. See “Item 1. Business — Regulation.”
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

Because we are dependent upon California for approximately 15.7 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
California is the largest source of revenue for the title insurance industry and, in 2010, California-based premiums accounted for 22% of premiums earned by our direct operations and 5% of our agency premium revenues. In the aggregate, California accounted for approximately 15.7% of our total title insurance premiums for 2010. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
 Our title insurance and specialty insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2011, our title insurers will be able to pay dividends or make distributions to us without prior regulatory approval of approximately $76.1 million.
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
 Our specialty insurance segment is a smaller operation; and as a result, it is unlikely to be a significant source of dividends to us in 2011.
We could have conflicts with Fidelity National Information Services ("FIS"), and our chairman of our Board of Directors and other officers and directors could have conflicts of interest due to their relationships with FIS.
 FIS and FNF were under common ownership by another publicly traded company, also called Fidelity National Financial, Inc. (“Old FNF”) until October 2006, when Old FNF distributed all of its FNF shares to the stockholders of Old FNF (the "2006

Distribution"). In November 2006, Old FNF then merged into FIS.
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
William P. Foley, II, is the executive chairman of our Board of Directors and the Chairman of the Board of FIS. As a result of these roles, he has obligations to us and FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, FIS and FNF have overlapping directors and officers.
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
The loss of key personnel could negatively affect our financial results and impair our operating abilities.
 Our success substantially depends on our ability to attract and retain key members of our senior management team and officers. If we lose one or more of these key employees, our operating results and in turn the value of our common stock could be materially adversely affected. Although we have employment agreements with many of our officers, there can be no assurance that the entire term of the employment agreement will be served or that the employment agreement will be renewed upon expiration.

Item 1B.     Unresolved Staff Comments
None.

Item 2.      Properties
We have our corporate headquarters on our campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties (see note L to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 43 states, Washington, DC, Puerto Rico, Canada, India and Mexico.

Item 3.    Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits which make allegations related to aspects of our insurance operations.  We believe that no actions, other than the matter discussed below, depart from customary litigation incidental to our business.

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded.   None of the amounts we have currently recorded is considered to be individually or in the aggregate significant to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On November 24, 2010, plaintiffs filed a class action in the United States District court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company, Lawyers Title Insurance Company, and Does 1-20. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. Plaintiffs have sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. We have employed counsel and intend to vigorously defend the action. The case did not include a statement as to the amount of damages demanded, but instead included a demand for damages in an amount to be proved at trial. Due to the early stage of this case, it is not possible to make meaningful estimates, if any, of the amount or range of loss that could result from this case at this time.

Various governmental entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	High	Low	Cash Dividends Declared
Year ended December 31, 2010
First quarter	$15.05	$12.74	$0.15
Second quarter	15.84	12.85	0.18
Third quarter	16.07	12.60	0.18
Fourth quarter	15.92	12.74	0.18

Year ended December 31, 2009
First quarter	$20.51	$14.20	$0.15
Second quarter	22.85	11.97	0.15
Third quarter	16.76	12.45	0.15
Fourth quarter	17.00	13.11	0.15

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total stockholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2010. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2005, with dividends reinvested over the periods indicated.

Comparison of 5 Year Cumulative Total Return
Among Fidelity National Financial, Inc., the S&P 500 Index
and Peer Group

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Fidelity National Financial, Inc.	100.00	103.51	67.21	87.57	69.14	73.77
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	91.30	74.75	65.54	71.42	58.48
 On January 31, 2011 the last reported sale price of our common stock on the New York Stock Exchange was $13.45 per share and we had approximately 5,558 stockholders of record.
 On January 27, 2011, our Board of Directors formally declared a $0.12 per share cash dividend that is payable on March 31, 2011 to stockholders of record as of March 17, 2011.
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
 Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2010, $2,825.9 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2011, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $76.1 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, and through December 31, 2010, we have repurchased a total of 9,958,662 shares for $135.5 million, or an average of $13.61 per share. On January 27, 2011, our Board of Directors approved an increase in the number of shares that may be repurchased under the program, resulting in 10,000,000 shares in the aggregate remaining that may be purchased under the plan. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2010 - 1/31/2010	859,866	$13.46	859,866	12,845,734
2/1/2010 - 2/28/2010	—	—	—	12,845,734
3/1/2010 - 3/31/2010	31,200	13.81	31,200	12,814,534
4/1/2010 - 4/30/2010	—	—	—	12,814,534
5/1/2010 - 5/31/2010	56,900	13.93	56,900	12,757,634
6/1/2010 - 6/30/2010	1,476,700	13.52	1,476,700	11,280,934
7/1/2010 - 7/31/2010	400,000	12.94	400,000	10,880,934
8/1/2010 - 8/31/2010	8,496	14.02	8,496	10,872,438
9/1/2010 - 9/30/2010	—	—	—	10,872,438
10/1/2010 - 10/31/2010	1,255,000	13.21	1,255,000	9,617,438
11/1/2010 - 11/30/2010	2,376,100	13.68	2,376,100	7,241,338
12/1/2010 - 12/31/2010	2,200,000	13.85	2,200,000	5,041,338
	8,664,262	$13.57	8,664,262

_______________________________________________
(1) Maximum number of shares that may yet be purchased under the plans or programs as of December 31, 2010 do not include the additional shares approved on January 27, 2011, increasing the aggregate number of shares yet to be purchased to 10,000,000 shares.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2010 presentation.

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
Acquisitions among entities under common control such as Old FNF’s 2006 contribution of assets to us in connection with the 2006 Distribution are not considered business combinations and are accounted for at historical cost in accordance with generally accepted accounting principles on exchanges of ownership interests between enterprises under common control. Furthermore, the substance of that asset contribution, the 2006 Distribution and the Old FNF-FIS merger is effectively a reverse spin-off of FIS by Old FNF in accordance with the FASB’s guidance on accounting for reverse spinoffs. Accordingly, the historical financial statements of Old FNF became those of FNF. As a result, the data shown below for periods or dates prior to October 24, 2006, the date the 2006 Distribution was completed, are the data of Old FNF, including the results of both FIS and us as subsidiaries of Old FNF. Following completion of the 2006 Distribution, however, the criteria to account for FIS as discontinued operations as prescribed by the FASB’s guidance on accounting for the impairment or disposal of long-lived assets were not met. This is primarily due to our continuing involvement with and significant influence over FIS subsequent to the merger of Old FNF and FIS through common board members, common senior management and continuing business relationships. As a result, for periods prior to October 24, 2006, FIS continues to be included in our consolidated financial statements.

	Year Ended December 31,
	2010	2009(1)	2008(2)	2007(3)	2006(4)
	(Dollars in millions, except per share)
Operating Data:
Revenue	$5,740.3	$5,828.4	$4,251.2	$5,465.6	$9,434.4
Expenses:
Personnel costs	1,610.1	1,649.8	1,322.0	1,668.6	3,225.3
Other operating expenses	1,269.6	1,343.5	1,179.8	1,078.8	2,075.0
Agent commissions	1,758.7	1,951.7	1,218.0	1,698.2	2,035.4
Depreciation and amortization	90.4	109.2	122.1	127.9	460.8
Provision for claim losses	402.9	392.6	630.4	653.9	486.3
Interest expense	46.2	36.7	58.6	52.9	210.0
	5,177.9	5,483.5	4,530.9	5,280.3	8,492.8
Earnings (loss) before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	562.4	344.9	(279.7)	185.3	941.6
Income tax expense (benefit)	185.6	106.8	(119.9)	50.3	350.9
Earnings (loss) before equity in (loss) earnings of unconsolidated affiliates	376.8	238.1	(159.8)	135.0	590.7
Equity in (loss) earnings of unconsolidated affiliates	(1.2)	(11.7)	(13.4)	0.8	1.7
Earnings (loss) from continuing operations, net of tax	375.6	226.4	(173.2)	135.8	592.4
Net loss from discontinued operations, net of tax	—	(1.9)	(10.0)	(6.0)	—
Net earnings (loss)	375.6	224.5	(183.2)	129.8	592.4
Less: net earnings (loss) attributable to noncontrolling interests	5.5	2.2	(4.2)	—	154.6
Net earnings (loss) attributable to FNF common shareholders	$370.1	$222.3	$(179.0)	$129.8	$437.8

	Year Ended December 31,
	2010	2009(1)	2008(2)	2007(3)	2006(4)
	(Dollars in millions, except per share)
Per Share Data (5):
Basic net earnings (loss) per share attributable to FNF common shareholders	$1.64	$0.99	$(0.85)	$0.60	$2.40
Weighted average shares outstanding, basic basis (5)	226.2	224.7	210.0	216.6	182.0
Diluted net earnings (loss) per share attributable to FNF common shareholders	$1.61	$0.97	$(0.85)	$0.59	$2.39
Weighted average shares outstanding, diluted basis (5)	229.3	228.5	210.0	220.0	182.9
Dividends declared per share	$0.69	$0.60	$1.05	$1.20	$1.17
Balance Sheet Data:
Investments (6)	$4,358.5	$4,685.4	$4,376.5	$4,101.8	$4,121.8
Cash and cash equivalents (7)	580.8	202.1	315.3	569.6	676.4
Total assets	7,887.5	7,934.4	8,368.2	7,587.8	7,259.6
Notes payable	952.0	861.9	1,350.8	1,167.7	491.2
Reserve for claim losses (8)	2,272.7	2,541.4	2,738.6	1,419.9	1,220.6
Equity	3,444.4	3,344.9	2,856.8	3,298.0	3,530.4
Book value per share (9)	$15.39	$14.53	$13.29	$15.48	$15.94
Other Data:
Orders opened by direct title operations	2,385,300	2,611,400	1,860,400	2,259,800	3,146,200
Orders closed by direct title operations	1,574,300	1,792,000	1,121,200	1,434,800	2,051,500
Provision for title insurance claim losses as a percent of title insurance premiums (10)	6.8%	5.1%	18.2%	13.2%	7.5%
Title related revenue (10):
Percentage direct operations	55.0%	53.6%	58.7%	54.9%	53.7%
Percentage agency operations	45.0%	46.4%	41.3%	45.1%	46.3%

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

(2)
Our financial results for the year ended December 31, 2008, include a charge to our provision for claim losses of $261.6 million ($154.1 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years.

(3)
Our financial results for the year ended December 31, 2007, include charges to our provision for claim losses totaling $217.2 million ($159.5 million net of income taxes) which we recorded as a result of adverse claim loss development on prior policy years.

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

(5)	Weighted average shares outstanding as of December 31, 2009 includes 18,170,000 shares that were issued as part of an equity offering by the Company on April 20, 2009.

(6)
Investments as of December 31, 2010, 2009, 2008, 2007, and 2006, include securities pledged to secure trust deposits of $252.1 million, $288.7 million, $382.6 million, $513.8 million, and $696.8 million, respectively. Investments as of December 31, 2010, 2009, 2008, 2007, and 2006 include securities pledged relating to our securities lending program of $9.1 million, $25.6 million, $103.6 million, $264.2 million and $305.3 million, respectively.

(7)
Cash and cash equivalents as of December 31, 2010, 2009, 2008, 2007, and 2006 include cash pledged to secure trust deposits of $146.2 million, $96.8 million, $109.6 million, $193.5 million, and $228.5 million, respectively. Cash and cash equivalents as of December 31, 2010, 2009, 2008, 2007 and 2006 include cash pledged relating to our securities lending program of $9.4 million, $26.5 million, $107.6 million, $271.8 million, and $316.0 million, respectively.

(8)
As a result of favorable title insurance claim loss development on prior policy years, we recorded a credit in 2009 totaling $74.4 million, or $47.1 million net of income taxes, to our provision for claims losses. As a result of adverse title insurance claim loss development on prior policy years, we recorded charges in 2008 totaling $261.6 million, or $154.1 million net of income taxes, and in 2007 totaling $217.2 million, or $159.5 million net of income taxes, to our provision for claim losses. These credits/charges were recorded in addition to our average provision for claim losses of 7.3%, 8.5% and 7.5% for the years ended December 31, 2009, 2008, and 2007, respectively.

(9)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(10)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,(1)	December 31,
	(In millions, except per share data)
2010
Revenue	$1,213.4	$1,495.5	$1,424.5	$1,606.9
Earnings from continuing operations before income taxes, equity in loss of unconsolidated affiliates, and noncontrolling interest	42.9	213.1	127.5	178.9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	16.5	139.6	83.2	130.8
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.07	0.61	0.37	0.58
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.07	0.61	0.36	0.58
Dividends paid per share	0.15	0.18	0.18	0.18
2009
Revenue	$1,346.5	$1,559.5	$1,467.2	$1,455.2
Earnings (loss) from continuing operations before income taxes, equity in income (loss) of unconsolidated affiliates, and noncontrolling interest	(1.1)	131.7	108.4	105.9
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	(12.4)	92.0	73.4	69.3
Basic earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	(0.06)	0.40	0.32	0.30
Diluted earnings (loss) per share attributable to Fidelity National Financial, Inc. common shareholders	(0.06)	0.40	0.32	0.30
Dividends paid per share	0.15	0.15	0.15	0.15

(1)	Includes a reduction of the loss provision of $74.4 million ($47.1 million net of income taxes) and a loss provision charge of $63.2 million ($40.0 million net of income taxes) in 2009.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Recent Developments

During 2010, we completed a project to reduce the number of our title insurance underwriters in order to eliminate certain legal, operating and oversight costs associated with operating multiple separate and independent underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32.0 million is held in an indemnity escrow, for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million.

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

Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points over LIBOR as of December 31, 2010.
Related Party Transactions
 Our financial statements reflect transactions with Fidelity National Information Services ("FIS"), which is a related party, and with Lender Processing Services ("LPS") through March 15, 2009, which was a related party until that date. See note A of the Notes to Consolidated Financial Statements.
 Business Trends and Conditions
 Fidelity National Title Group
Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past several years, and these trends appear likely to continue. Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The volume of refinancing transactions in particular and mortgage originations in general declined over the past five years from 2005 and prior levels, resulting in reduction of revenues in some of our businesses.
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including high unemployment levels.
Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, from January 2001 through June 2004, the Federal Reserve decreased interest rates by a total of 550 basis points, bringing interest rates down to a low level and increasing the volume of residential real estate purchases and refinance activity. From June 2004 through September 2007, the Federal Reserve increased interest rates by a total of 425 basis points. In 2007, as interest rates on adjustable rate mortgages reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risk associated with investing in subprime mortgage loans. In addition, tighter lending standards and a bearish outlook on the real estate environment caused potential home buyers to become reluctant to purchase homes. In 2008, the increase in foreclosure activity, which had previously been limited to the subprime mortgage market, became more widespread as borrowers encountered difficulties in attempting to refinance their adjustable rate mortgages. In the last three years, the high mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Multiple banks have failed over the past three years and others may fail in the future, further reducing the capacity of the mortgage industry to make loans. As a result of these factors, our title insurance order counts and revenues have decreased substantially over the past four years, as compared to levels prior to 2007.
 Since December of 2008, the Federal Reserve has held interest rates at 0.0%-0.25%, and has indicated that rates will stay at this level for the foreseeable future. This action by the Federal Reserve, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. In the fourth quarter of 2009 and through 2010, we again experienced a decline in order volumes. Mortgage interest rates remained at historically low levels throughout the first nine months of 2010 and have begun to increase in the fourth quarter of 2010 and the first quarter of 2011.
According to the MBA, U.S. mortgage originations (including refinancings) were approximately $1.5 trillion, $2.0 trillion and $1.5 trillion in 2010, 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.0 trillion mortgage origination market for 2011, which would be a decrease of 33.3% from 2010. The MBA forecasts that the 33.3% decrease will result almost entirely from decreased refinance activity with a slight offset by increased purchase activity.
 Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. One of these programs, the American Recovery and Reinvestment Act of 2009 (“ARRA”), passed on February 17, 2009, is a $787 billion stimulus package, that provided an array of types of relief for homebuyers, such as an $8,000 tax credit that became available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. On November 6, 2009, the President signed into law an extension of the first-time homebuyer credit to persons who signed a purchase contract by April 30, 2010 and closed the purchase by June 30, 2010. This extension also expanded the program to provide a $6,500 credit for buyers who have owned and lived in their current home for at least five of the past eight years. On June 30, 2010, the deadline to close the purchase was extended to September 30, 2010. The first-time homebuyers tax credit program expired at the end of the third quarter. We believe these measures had a positive impact on our order volumes in 2009 and through the first half of 2010; however, the end of the programs may adversely affect our future results of operations.
Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted and signed into law. The new legislation was designed to improve supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse, provide the government with tools to manage a financial crisis and improve international regulatory standards and international cooperation. A new federal bureau was created and charged with writing and enforcing regulations to achieve these goals. Also part of the act was the creation of the Federal Insurance Office which will be responsible for monitoring aspects of the U.S. insurance industry, historically primarily the responsibility of various states’ departments of insurance. Regulations implementing the act have not yet impacted our business, but are continuing to be developed. As a result, we are uncertain to what degree this legislation may affect our business in the future.
A number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. We do not believe, however, that these foreclosure moratoria have had or will have a material adverse impact on our business. Further, we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices, to the extent that they exist. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in additional claims exposure to us because the new owners and their lenders would have the rights of good faith purchasers which should not be affected by potential defects in documentation. Additionally, even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in no loss under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not dependent on the industry cycles discussed above. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010, we again saw an increase in fee per file on commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past four years, we have seen a divergence from these historical trends with orders being negatively affected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market.
 Specialty Insurance
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
Revenues from our personal lines insurance and home warranty businesses are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share. In recent years, our homeowners’ insurance business has tightened underwriting standards and eliminated unprofitable agents and territories, a strategy which we believe will benefit us in the long term.
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

Reserve for Claim Losses.  Title companies issue two types of policies, owner's and lender's policies, since both the new owner and the lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner's policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender's policy insures the priority of the lender's security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured's title against an adverse claim; however, from time to time, we do incur losses in excess of policy limits. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy.

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

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance.

	As of		As of
	December 31, 2010%		December 31, 2009%
	(In millions)
PLR	$344.8	15.6%	$358.5	14.4%
IBNR	1,866.1	84.4	2,130.3	85.6
Total Reserve	$2,210.9	100.0%	$2,488.8	100.0%

Although most claims against title insurance policies are reported relatively soon after the policy has been issued, claims may be reported many years later. Historically, approximately 60% of claims are paid within 5 years of the policy being written. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions, as well as the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon examination of historical policy year loss emergence (development) and adjustment of the emergence patterns to reflect policy year differences in the effects of various influences on the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes minor amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments made to the loss reserves relating to the comparison to our actuarial analysis are made in addition to this loss provision rate.  We have been recording our periodic loss provision rate at 6.8%, 7.3% and 8.5% of title premiums in 2010, 2009 and 2008, respectively, with 6.0%, 7.3% and 8.5% relating to the respective year. In 2010, adverse development of $30.4 million or 0.8% of 2010 premiums was accounted for in the loss provision rate. At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation. This process resulted in us recording additional adjustments to our stated loss provision in 2009 and 2008, as noted below.

Due to the uncertainty inherent in the process and to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we would record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.

As of December 31, 2010, the recorded reserve for title insurance claims losses was $2.21 billion. Excluding the fair value adjustment relating to the acquisition of the LFG Underwriters in 2008, the recorded reserves were $2.17 billion which was approximately $208.0 million below the central estimate provided by our internal actuary, but within the provided actuarial range of $2.15 billion to $2.6 billion. We also retained a third party actuarial firm with experience in the title industry to perform an independent analysis of our reserve for title claim losses. The report provided by this third party actuary had a central estimate of approximately $2.16 billion (with a range from $1.94 billion to $2.37 billion) or $15.0 million below our recorded reserves. Our recorded reserves for title claim losses fell within the actuarial range of both of these analyses. We believe that our recorded reserves are reasonable and represent our best estimate. In reaching this conclusion, we considered the following qualitative factors.

The development in 2010 that resulted in our recorded reserves being at the low end of the range of our actuarial estimate was primarily caused by the actual claims paid in 2010 being greater than expected claims paid in our actuarial model. These payments primarily related to the high volume policy years in the mid-2000s, particularly the 2005-2007 policy years. We believe that this development related to both the fact that these policy years have higher loss ratios and that the reporting of these claims has been accelerated. In addition, due to the volatility of claims payment experience, we have seen expansion of the actuarial range of estimated losses from the central estimate. The reasons for the higher loss payments and payment acceleration are as follows:

•	Historical high prices for real estate (thus higher policy limits as compared to premiums earned)

•	Increased volume of real estate transactions increased likelihood of errors in the closing process

•	Increased values and volumes increased likelihood of fraudulent transactions

•	Subsequent declining home equity values resulted in lender losses that would not have been losses had home equity been maintained

•	Increased foreclosures in 2009 and 2010 resulting in higher litigation costs and acceleration in reporting of claims

•	Increased exposure to mechanic lien claims from failures of builders and developers

In addition, during the beginning of 2009 we were integrating the claims processing function of the LFG Underwriters which involved closing and consolidation of claims centers and subsequent integration into our existing operations.

Some traditional actuarial methods, such as paid loss development, are particularly sensitive to distortions in payment activity. We believe that the recent high level of foreclosure activity in 2009 and 2010 noted above is accelerating the reporting of claims, particularly lender claims, thereby increasing paid losses and expenses in 2010. As a result, a paid loss development approach may temporarily overstate ultimate cost projections. We believe that losses and expenses related to this accelerated claims activity, specifically losses relating to lender policies, will have a shorter duration and that expected payments relating to these policy years will eventually return to or perhaps even drop below historical levels. We have also seen positive development relating to the 2009 and 2010 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry.

During 2009, we released $74.4 million of our loss reserves in addition to recording our loss provision rate of 7.3%. The release of excess reserves was due to consideration of positive development in our actuary's analysis of our reserve position in light of lower claim payments in 2009. As of December 31, 2009, our recorded reserve of $2.5 billion was $46.0 million below our actuary's central estimate, which we determined was reasonable and represented our best estimate.

During 2008, we recorded a charge of $261.6 million in addition to our loss provision rate of 8.5%. The significant development that resulted in the recording of a charge was due to changes in our actuarial model resulting, in part, from adverse claim loss development on prior policy years. Because of continued adverse reported and paid claim trends over the previous six quarters, our actuarial model in the third quarter of 2008 was modified to more heavily weight the 2005 - 2007 years' data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience for all prior calendar years. As of December 31, 2008, our recorded reserve of $2.7 billion (including the LFG Underwriters reserves discussed below) was $16.1 million higher than our actuary's central estimate, which we determined was reasonable and represented our best estimate.

In connection with the acquisition of the LFG Underwriters on December 22, 2008, we recorded a reserve for claim losses of $1.1 billion. The acquired reserves were calculated by performing an actuarial analysis which utilized a process similar to FNF’s process described above and then applying an adjustment to the actuarial balance to record the acquired reserves at their estimated fair value as of December 31, 2008. The fair value adjustments were calculated by taking the estimated payment stream of the actuarial reserves and discounting them utilizing the U.S. Treasury Yield Curve. We then applied a discounted risk and profit load to the discounted reserves to estimate the fair value of the claim loss reserves at December 31, 2008. During 2009 we completed our evaluation of the fair value of this claims reserve as of the acquisition date and reduced the balance by $3.1 million to reflect our best estimate of the fair value of the liability.
The table below presents our title insurance loss development experience for the past three years.

	2010	2009	2008
	(In millions)
Beginning balance	$2,488.8	$2,679.0	$1,354.1
Reserve assumed/transferred (a)	—	(3.1)	1,115.8
Claims loss provision related to:
Current year	218.5	286.7	229.1
Prior years	30.4	(85.2)	261.9
Total claims loss provision	248.9	201.5	491.0
Claims paid, net of recoupments related to:
Current year	(5.7)	(9.7)	(12.9)
Prior years	(521.1)	(378.9)	(269.0)
Total claims paid, net of recoupments	(526.8)	(388.6)	(281.9)
Ending balance	$2,210.9	$2,488.8	$2,679.0
Title premiums	$3,641.2	$3,927.6	$2,695.0

	2010	2009	2008
Provision for claim losses as a percentage of title insurance premiums:
Current year	6.0%	7.3%	8.5%
Prior years	0.8	(2.2)	9.7
Total provision	6.8%	5.1%	18.2%
_______________________________

(a)	Reserves assumed relate to the purchase of the LFG Underwriters.
An approximate $36.4 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2010 title premiums of $3,641.2 million. A 10% increase (decrease) in the reserve for title claim losses would result in an increase (decrease) in our provision for title claim losses of approximately $221.1 million.
For our specialty insurance businesses, we had claims reserves of $61.8 million and $52.6 million as of December 31, 2010 and 2009.
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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,484.8	$9.5	$3,494.3
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,479.0	$45.2	$3,524.2
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7
Total	$92.5	$3,479.0	$123.9	$3,695.4
Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond portfolio and another for our municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities to ensure that we concur with their pricing methodologies and compare the resulting prices to other publicly available measures of fair value.
Our investments classified as Level 3 consist of auction rate securities which were included in the assets of the LFG Underwriters that were acquired on December 22, 2008, and structured notes that we purchased in the third quarter of 2009. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. These securities represent less than one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. The structured notes represent less than two percent of our total investment portfolio. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2010.

We recorded no impairment charges to our investments during 2010. During 2009 and 2008, we recorded other-than-temporary impairments totaling $6.9 million and $59.0 million, respectively. Impairment charges in 2009 related to equity securities that were deemed other-than-temporarily impaired. Impairment charges in 2008 included $25.4 million related to our fixed maturity securities, $30.1 million related to our equity securities, and $3.5 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to the fixed maturity securities were primarily the result of our conclusion that the credit risk relating to the holdings was too high not to impair the assets and record the loss through earnings. The impairment charges relating to the equity securities were primarily the result of the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2010 and 2009, goodwill aggregated $1,470.7 million and $1,455.2 million, respectively. The majority of our goodwill as of December 31, 2010 and 2009 relates to goodwill recorded in connection with the Chicago Title merger in 2000. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test based on an analysis of the discounted future cash flows generated by the underlying assets. We have completed our annual goodwill impairment tests in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2010, 2009, or 2008. As of December 31, 2010, we have determined that we have a fair value which substantially exceeds our carrying value. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.
Other Intangible Assets.  We have intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, trademarks, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill), discussed above. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets requires significant judgment and may affect the amount of future amortization on intangible assets other than goodwill.
The valuation of intangible assets such as software, purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets in the future. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually. In 2008 we determined that the carrying value of certain of our intangible assets may not be recoverable and recorded an impairment charge of $4.0 million relating to the write-off of these assets. These impairments were recorded as other operating expense in our Consolidated Statement of Operations. There were no impairment charges recorded relating to intangible assets during 2010 or 2009.
Revenue Recognition.  The following describes our revenue recognition policies as they pertain to each of our segments:
Fidelity National Title Group.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 78.6%, 79.6% and 78.3% of agent premiums earned in 2010, 2009 and 2008, respectively. We also record provision for claim losses at our current provision rate at the time we record the accrual for the premiums, which was 6.0%, 7.3% and 8.5% for 2010, 2009 and 2008, respectively, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2010, 2009 and 2008 on our pretax earnings was an increase (decrease) of $10.7 million, $(3.4) million and $(6.4) million, respectively, excluding an adjustment recorded in 2008 relating to a change in our estimation process, which resulted in a decrease of $11.8 million in our pretax earnings for 2008. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $112.1 million and

$88.1 million at December 31, 2010 and 2009, respectively, which represents agency premiums of approximately $546.0 million and $425.4 million at December 31, 2010 and 2009, respectively, and agent commissions of $433.9 million and $337.3 million at December 31, 2010 and 2009, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
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
 Certain Factors Affecting Comparability
Year ended December 31, 2009.  For the year ending December 31, 2009, our Consolidated Statement of Operations includes the results of the LFG Underwriters, acquired December 22, 2008 (see note B of the Notes to Consolidated Financial Statements). As a result of favorable claim loss development on our prior policy years, we released excess reserves of $74.4 million, or $47.1 million net of income taxes, to our provision for claim losses. In addition, we recorded an average 7.3% provision for claims losses. Also, as a result of certain court rulings, we reversed an insurance receivable by $63.2 million, or $40.0 million net of income taxes, as an increase to our provision for claim losses.
 Year ended December 31, 2008.  As a result of a change in our actuarial model resulting, in part, from adverse claim loss development on prior policy years, we recorded a charge in 2008 of $261.6 million, or $154.1 million net of income taxes, to our provision for claim losses. This charge was recorded in addition to our 8.5% provision for claim losses.

Results of Operations
 Consolidated Results of Operations
 Net earnings (loss).  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$1,404.5	$1,475.3	$1,140.3
Agency title insurance premiums	2,236.7	2,452.3	1,554.7
Escrow, title-related and other fees	1,326.3	1,352.9	1,071.3
Specialty insurance	391.6	366.0	373.4
Interest and investment income	144.5	154.5	134.0
Realized gains and losses, net	236.7	27.4	(22.5)
Total revenue	5,740.3	5,828.4	4,251.2
Expenses:
Personnel costs	1,610.1	1,649.8	1,322.0
Other operating expenses	1,269.6	1,343.5	1,179.8
Agent commissions	1,758.7	1,951.7	1,218.0
Depreciation and amortization	90.4	109.2	122.1
Provision for claim losses	402.9	392.6	630.4
Interest expense	46.2	36.7	58.6
Total expenses	5,177.9	5,483.5	4,530.9
Earnings (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	562.4	344.9	(279.7)
Income tax expense (benefit)	185.6	106.8	(119.9)
Equity in loss of unconsolidated affiliates	(1.2)	(11.7)	(13.4)
Net earnings (loss) from continuing operations	$375.6	$226.4	$(173.2)
Orders opened by direct title operations	2,385,300	2,611,400	1,860,400
Orders closed by direct title operations	1,574,300	1,792,000	1,121,200
 Revenues.
Total revenue in 2010 decreased $88.1 million compared to 2009, reflecting a decrease in the Fidelity National Title Group segment, offset by increases in the specialty insurance segment and the corporate and other segment. Total revenue in 2009 increased $1,577.2 million compared to 2008, reflecting increases in the Fidelity National Title Group segment and the corporate and other segment, partially offset by a decrease in the specialty insurance segment.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,404.5	38.6%	$1,475.3	37.6%	$1,140.3	42.3%
Agency	2,236.7	61.4	2,452.3	62.4	1,554.7	57.7
Total title insurance premiums	$3,641.2	100.0%	$3,927.6	100.0%	$2,695.0	100.0%
In 2010, the proportion of agency premiums to direct premiums decreased slightly, with agency premiums comprising 61.4% of total premiums in 2010, compared with 62.4% in 2009. In 2009 the proportion of agency premiums to direct premiums increased to 62.4% of total premiums, compared with 57.7% in 2008. The mix of agency premiums as a percentage of total title insurance premiums increased in 2009 due to the acquisition of the LFG Underwriters in December 2008, which historically had a higher percentage of agency business.
The decrease in title premiums from direct operations in 2010 is due primarily to a decrease in closed order volumes that was partially offset by an increase in fee per file. Closed order volumes were 1,574,300 and 1,792,000 in the years ending 2010 and 2009, respectively. The average fee per file in our direct operations was $1,387 and $1,248 in the years ending 2010 and 2009, respectively, with the increase reflecting a higher volume of purchase transactions relative to refinance transactions, increases in title insurance rates across 26 states, and a modest increase in commercial transactions, partially offset by declines in home values, particularly in California, Arizona, Florida, and Nevada. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. The fee per file will also increase as the proportion of commercial orders increases. The increase in title premiums from direct operations in 2009 compared to 2008 was due to our acquisition of the LFG Underwriters and increases in closed order volumes, which were partially offset by decreases in average fee per file. Excluding the operations of the LFG Underwriters in 2009, direct title premiums increased $78.1 million, or 6.8%, in 2009 compared to 2008. Excluding the operations of LFG Underwriters in 2009, closed order volumes in our direct operations were approximately 1,507,800 in 2009 and 1,121,200 in 2008. Increases in 2009 reflect increases in refinance transactions as mortgage rates remained at historic lows during the year. Mortgage interest rates in 2009 were significantly lower than in 2008 due to the introduction of government programs designed to provide liquidity to the home mortgage market. Average mortgage interest rates decreased substantially at the end of 2008 as the government introduced programs intended to increase liquidity in the mortgage markets. The average fee per file in our direct operations, excluding the operations of the LFG Underwriters in 2009, was $1,236 and $1,503 for the years ended December 31, 2009 and 2008, respectively. The decrease in 2009 reflects declines in home values, a slow commercial market, and an increase in refinance transactions relative to purchase transactions.

The decrease in agency premiums in 2010 is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums. Contributing to the decrease in remitted premiums is a significant decrease in business from our largest agent in 2010 as compared to 2009. The increase in agency premiums in 2009 was primarily due to our acquisition of the LFG Underwriters and high remittances compared to prior years. Excluding the title premiums generated by the LFG Underwriters in 2009, agency title premiums increased $144.5 million, or 9.3%, in 2009 compared to 2008. The increase in 2009 was primarily due to increased remittances and accrued agency premiums that were consistent with the increases in direct title premiums, partially offset by reductions in agency relationships.
Escrow, title-related and other fees decreased $26.6 million, or 2.0%, in 2010 compared to 2009 and increased $281.6 million, or 26.3% in 2009 compared to 2008. In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, decreased $21.7 million, or 3.8%, in 2010 compared to 2009 due to the decrease in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $25.9 million, or 3.4%, in 2010 compared to 2009 primarily due to a decrease in revenues from a division of our business that manages real estate owned by financial institutions. In the corporate and other segment, other fees increased $21.0 million or 59.0% in 2010 compared to 2009 primarily due to the sale of a parcel of land and timber at our majority owned affiliate Cascade Timberlands as well as an increase in revenue from an affiliate which provides realtor services. The increase of escrow, title-related and other fees in 2009 is primarily due to the acquisition of the LFG Underwriters. Excluding the LFG Underwriters, escrow, title-related and other fees from title operations increased $133.2 million, or 12.9% in 2009 compared to 2008. Excluding the LFG Underwriters, escrow fees in the title segment increased $78.1 million or 7.6% in 2009 compared to 2008. The percentage increase in escrow fees was greater than the percentage increase in direct premiums primarily as a result of an increase in residential direct title premiums, for which escrow fees are proportionately higher, and a decrease in commercial direct title premiums, for which escrow fees are proportionately lower. Other fees in the title segment increased $55.1 million or 8.8% for the year ended December 31, 2009 due to an increase in the division of our business that manages real estate owned by financial institutions as well as recent acquisitions.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $144.5 million, $154.5 million, and $134.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. Average invested assets were $3,928.7 million, $3,972.1 million, and $3,095.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Effective return on average invested assets, excluding realized gains and losses, was 4.3%, 4.7%, and 4.9% for the years ended December 31, 2010, 2009, and 2008, respectively.
Net realized gains (losses) were $236.7 million, $27.4 million, and $(22.5) million for the years ended December 31, 2010, 2009, and 2008, respectively. The net realized gain for the year ended December 31, 2010, includes a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010, a $27.2 million gain on the sale of a corporate bond purchased during 2009, a $21.7 million gain on the sale of FIS stock as part of a tender offer, $11.4 million in gains resulting from an increase in the value of our structured notes, and $62.4 million in gains from the sale of other various fixed maturity securities. The net realized gain for the year ended December 31, 2009, included impairment charges totaling $6.9 million on equity securities that were deemed to be other-than-temporarily impaired, net realized gains on sales of investments of $22.8 million, and net gains on sales of other assets of $4.6 million. The net realized loss for the year ended December 31, 2008, included impairment charges totaling $59.0 million on fixed maturity and equity securities and other investments that were deemed to be other-than-temporarily impaired, net realized gains on sales of investments of $4.4 million, net gains on sales of other assets of $7.3 million, and a gain of $24.8 million on the sale of 20% of our interest in Sedgwick.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,610.1 million, $1,649.8 million, and $1,322.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Personnel costs as a percentage of total revenues were 28.0%, 28.3%, and 31.1% for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease in personnel costs in 2010 is due mainly to decreases in the title segment resulting from decreases in title premiums from direct operations and decreases in opened and closed order counts. The increase in personnel costs in 2009 was primarily due to the acquisition of the LFG Underwriters and an increase in order volumes. The increase included a $23.9 million synergy bonus earned in 2009 by certain executives upon realizing the Company’s synergy goals with respect to the acquisition of the LFG Underwriters. Included in personnel costs is stock-based compensation expense of $25.1 million, $33.7 million, and $32.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses were $1,269.6 million, $1,343.5 million, and $1,179.8 million for the years ended December 31, 2010, 2009, and 2008. The decrease in 2010 was due mainly to decreases in cost of sales and several other expense categories mainly relating to the declines in business levels in the title segment offset by an increase in the specialty insurance segment related to higher business levels. The increase in 2009 was mainly due to an increase in the Fidelity National Title Group segment due to the acquisition of the LFG Underwriters.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,236.7	100.0%	$2,452.3	100.0%	$1,554.7	100.0%
Agent commissions	1,758.7	78.6	1,951.7	79.6	1,218.0	78.3
Net	$478.0	21.4%	$500.6	20.4%	$336.7	21.7%
Net margin from agency title insurance premiums we retain as a percentage of total agency premiums increased from 20.4% in 2009 to 21.4% in 2010. The increase in 2010 is due primarily to a significant decrease in business from our largest agent in 2010 as compared to 2009 for which our retained premium was lower than that of our other agency contracts. Also contributing to the increase in the net margin in 2010 was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of the LFG Underwriters, for which our retained premium was lower than that of legacy FNF agency relationships. The decrease in 2009 was primarily due to the acquisition of the agency relationships associated with the LFG Underwriters, for which the agent retained commission was consistently higher than that of legacy FNF agency relationships.

Depreciation and amortization expense was $90.4 million, $109.2 million, and $122.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease in both years is due to assets being fully depreciated and a decrease in capital spending over the past few years.
The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim loss for the years ended December 31, 2010, 2009, and 2008, was comprised of $248.9 million, $264.7 million, and $491.0 million, respectively, from the Fidelity National Title Group segment and $154.0 million, $127.9 million, and $139.5 million, respectively, from the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.
 Interest expense for the years ended December 31, 2010, 2009, and 2008 was $46.2 million, $36.7 million, and $58.6 million, respectively. The increase in 2010 is primarily due to the additional interest expense incurred on the 6.60% notes issued in May 2010 partially offset by decreases in the amount drawn on our floating rate debt and retirement of a portion of our public debt in the prior year. The decrease in 2009 was primarily due to a decrease in interest rates on our floating rate debt and repurchase of several bonds during the year.
 Income tax expense (benefit) was $185.6 million, $106.8 million, and $(119.9) million for the years ended December 31, 2010, 2009, and 2008, respectively. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes for the years ended December 31, 2010, 2009, and 2008 was 33.0%, 31.0%, and 42.9%, respectively. The fluctuation in income tax expense (benefit) as a percentage of earnings (loss) before income taxes is attributable to our estimate of ultimate income tax liability, and changes in the characteristics of net earnings (loss) year to year, such as the weighting of operating income versus investment income. Income tax benefit as a percentage of loss before income taxes was higher than normal in 2008, due to the fact that, in periods when a net loss is recognized, the effect of tax-exempt interest income is reversed. Generally, when pretax income is recognized, tax-exempt income has the effect of lowering the effective tax rate whereas, when a pretax loss is recognized, tax-exempt income has the effect of increasing the effective tax rate.
 Equity in losses of unconsolidated affiliates was $(1.2) million, $(11.7) million, and $(13.4) million for the years ended December 31, 2010, 2009, and 2008, and primarily consisted of our equity in the net losses and earnings of Ceridian, Remy, and our former investment in Sedgwick.

Segment Results of Operations
 Fidelity National Title Group
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$1,404.5	$1,475.3	$1,140.3
Agency title insurance premiums	2,236.7	2,452.3	1,554.7
Escrow, title-related and other fees	1,269.7	1,317.3	1,034.3
Interest and investment income	131.8	138.9	120.2
Realized gains and losses, net	110.7	27.0	(32.9)
Total revenue	5,153.4	5,410.8	3,816.6
Expenses:
Personnel costs	1,527.1	1,573.7	1,253.6
Other operating expenses	1,043.6	1,145.7	964.3
Agent commissions	1,758.7	1,951.7	1,218.0
Depreciation and amortization	83.8	101.3	115.0
Provision for claim losses	248.9	264.7	491.0
Interest expense	0.3	0.8	5.7
Total expenses	4,662.4	5,037.9	4,047.6
Earnings (loss) before income taxes and equity in (loss) earnings of unconsolidated affiliates	$491.0	$372.9	$(231.0)
Total revenues in 2010 decreased $257.4 million or 4.8% compared to 2009. Total revenues in 2009 increased $1,594.2 million or 41.8% compared to 2008. For an analysis of this segment’s revenues, see the analysis of direct and agency title insurance premiums and escrow and other title-related fees under “Consolidated Results of Operations.”
 Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income for the years ended December 31, 2010, 2009 and 2008, was $131.8 million, $138.9 million, and $120.2 million, respectively. The decrease in 2010 compared to 2009 is due to overall declines in bond interest income on our fixed maturity securities in 2010. The increase in 2009 compared to 2008 was primarily the result of an increased investment portfolio resulting from the acquisition of the LFG Underwriters, partially offset by declines in short-term interest rates and a decrease in interest income attributable to the securities lending program.
Net realized gains and losses for the years ended December 31, 2010, 2009, and 2008 were $110.7 million, $27.0 million, and $(32.9) million, respectively. Net realized gains and losses for the year ended December 31, 2010, included a $21.7 million gain on the sale of FIS stock as part of a tender offer, $11.4 million in gains resulting from an increase in value of our structured notes and $61.0 million in gains from the sale of various fixed maturity securities. Net realized gains and losses recorded in the year ended December 31, 2009, included impairment charges of $6.9 million, net realized gains on investments of $24.6 million, and net gains from sales of other assets of $2.4 million. Net realized gains and losses recorded in the year ended December 31, 2008, included impairment charges of $48.8 million on fixed maturity and equity securities and other investments that were deemed other-than-temporarily impaired, net realized gains on investments of $15.0 million, and net gains from sales of other assets of $0.9 million. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was high and thus the assets are likely permanently impaired. The impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.
Personnel costs include base salaries, commissions, benefits and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,527.1 million, $1,573.7 million, and $1,253.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease in 2010 is due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison was $23.9 million in synergy bonuses that were earned in 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG

Underwriters. The increase in 2009 from 2008 resulted from the acquisition of the LFG Underwriters and an increase in order volumes. Personnel costs, as a percentage of direct title insurance premiums and escrow, title-related and other fees, were 57.1% in 2010, 56.4% in 2009, and 57.6% in 2008. Average employee count decreased to 16,747 in 2010 from 17,411 in 2009 and increased in 2009 from 13,957 in 2008 due to the addition of the LFG Underwriters.
 Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses totaled $1,043.6 million, $1,145.7 million, and $964.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 39.0% in 2010 , 41.0% in 2009, and 44.3% in 2008. Other operating expenses for the years ended December 31, 2010, 2009 and 2008, included $11.7 million, $7.4 million and $23.4 million, respectively, in abandoned lease charges relating to office closures. The decrease in other operating expenses in 2010 is due to declines in business levels. The increase in other operating expenses in 2009 is primarily the result of the acquisition of the LFG Underwriters. As a result of holding customers’ assets in escrow, we have ongoing programs for realizing economic benefits. Those economic benefits related to escrow balances decreased in 2010 and 2009 due to decreases in escrow balances and decreases in short-term interest rates.
 Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations. See the analysis of agent commissions under “Consolidated Results of Operations” for further discussion.
 The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $248.9 million, $264.7 million, and $491.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. These amounts reflected average claim loss provision rates of 6.8%, 7.3%, and 8.5% of title premiums for the years ended December 31, 2010, 2009, and 2008, respectively, and in 2009 and 2008 also included additional credits/charges as follows:
For the year ended December 31, 2009, a credit of $74.4 million was recorded due to favorable claim loss development on prior policy years. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20.0 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, the Company paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of December 31, 2009, we carried an $8.2 million receivable related to these coverages. In February 2010, we reached a settlement agreement and subsequently received payment from the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8.0 million in compensatory damages.
For the year ended December 31, 2008, an additional charge of $261.6 million was recorded due to a change in our actuarial model which resulted, in part, from adverse claim loss development on prior policy years. See “Critical Accounting Estimates” for further discussion relating to our reserve for claim losses and the related charges.

Specialty Insurance Segment
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Revenues:
Premium Revenue	$391.6	$366.0	$373.4
Interest and investment income	11.5	12.3	12.9
Realized gains and losses, net	1.2	1.9	(3.0)
Total revenue	404.3	380.2	383.3
Expenses:
Personnel costs	47.9	45.3	45.2
Other operating expenses	170.7	158.3	158.2
Depreciation and amortization	4.4	5.1	4.9
Provision for claim losses	154.0	127.9	139.5
Interest expense	—	—	0.5
Total expenses	377.0	336.6	348.3
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$27.3	$43.6	$35.0
Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for selling policies and for assistance in settling claims. Specialty insurance revenues were $404.3 million, $380.2 million, and $383.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in revenues in 2010 compared to 2009 was due to increases in all lines of specialty insurance business. The decrease in revenues in 2009 compared to 2008 was due to a decrease in the homeowners’ and flood insurance lines of business partially offset by an increase in the home warranty line of business.
 Flood revenues increased $8.4 million, or 5.3%, in 2010 compared to 2009, due to higher pricing and volume in 2010. Flood revenues decreased $2.8 million, or 1.8%, in 2009 compared to 2008, due to the inclusion of claims processing revenue related to the more active hurricane season in 2008.
 Revenues from the homeowners’ and automobile insurance lines of business increased $11.8 million, or 7.9%, in 2010 compared to 2009, due to higher sales volumes in 2010. Revenues from the homeowners’ and automobile insurance lines of business decreased $9.5 million, or 6.4%, in 2009 compared to 2008, due to tighter underwriting standards, the elimination of certain unprofitable agents and territories, and a lower real estate market overall.
 Revenues from the home warranty line of business increased moderately in both years by $3.9 million, or 5.3%, in 2010 from 2009 and $5.0 million, or 7.6%, in 2009 from 2008.
 Personnel costs were $47.9 million, $45.3 million, and $45.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. As a percentage of total specialty insurance revenues, personnel costs were 11.8% in 2010, 11.9% in 2009 and 11.8% in 2008.
Other operating expenses in the specialty insurance segment were $170.7 million, $158.3 million, and $158.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Other operating expenses were 42.2%, 41.6% and 41.3% of specialty revenue for the years ended December 31, 2010, 2009, and 2008, respectively.
 The provision for claim loss expense was $154.0 million, $127.9 million, and $139.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in 2010 relates to losses in the first quarter because of flooding in the Northeast and soot and smoke damage from California fires, as well as $10 million in losses incurred in the fourth quarter due to a severe October hailstorm in Phoenix, Arizona. The decrease in 2009 reflects the decreased homeowners’ and automobile insurance business. As a percentage of premiums earned, the claim loss provision was 67.6% in 2010, 60.7% in 2009 and 64.8% in 2008.

 A summary of the reserve for claim losses is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Beginning balance	$52.6	$59.6	$65.8
Claim loss provision related to:
Current year	153.6	136.3	148.8
Prior years	0.4	(8.4)	(9.3)
Total claim loss provision	154.0	127.9	139.5
Claims paid, net of recoupments related to:
Current year	(108.2)	(99.9)	(106.5)
Prior years	(36.6)	(35.0)	(39.2)
Total claims paid, net of recoupments	(144.8)	(134.9)	(145.7)
Ending balance	$61.8	$52.6	$59.6
 Corporate and Other Segment
The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated pretax earnings (losses) of $44.1 million, $(71.6) million, and $(83.7) million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in pretax earnings in 2010 from 2009 is due to a $98.4 million gain on the sale of our 32% interest in Sedgwick and a $27.2 million gain on the sale of a corporate bond. Interest expense in this segment was $45.9 million, $35.9 million, and $52.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. See the analysis of interest expense under “Consolidated Results of Operations” for further discussion.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.69 per share during 2010, or approximately $156.6 million. During the forth quarter of 2010, our Board of Directors set a new dividend payout target of 30% of 2010 net earnings for 2011 common stock dividends, which results in a decrease from the dividend payout level in 2010. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments. On January 27, 2011, our Board of Directors formally declared a $0.12 per share cash dividend that is payable on March 31, 2011 to stockholders of record as of March 17, 2011. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2010, $2,825.9 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2011, our first tier title insurance subsidiaries can pay or make distributions to us of approximately $76.1 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.

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
 We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, and/or conserving cash. During 2010, we were able to create additional liquidity through the sale of our 32% interest in Sedgwick, which generated approximately $193.6 million in proceeds in 2010.
 Our cash flows provided by operations for the years ended December 31, 2010, 2009, and 2008 were $182.5 million, $380.3 million, and $4.6 million, respectively. The decrease in cash provided by operations of $197.8 million from 2009 to 2010 included an increase in claims paid of approximately $148.1 million and an increase in income taxes paid of $36.3 million resulting from net income tax payments of $33.8 million in 2010 compared with tax refunds of $2.5 million in 2009. The remainder of the decrease was due to the 2010 net income including a higher proportion of income relating to investing activities as compared to 2009. The increase in cash provided by operations of $375.7 million from 2009 to 2008 was primarily due to overall higher income in 2009 versus 2008.
 Capital Expenditures.  Total capital expenditures for property and equipment were $44.4 million, $50.8 million, and $84.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2009 and 2008, capital expenditures included $21.0 million and $60.6 million, respectively, for the purchase of assets leased to others, including FIS. The decrease from 2008 to 2009 is due to the sale of FN Capital in 2009, to which the majority of these asset purchases leased to others were related. Total capital expenditures for software were $9.5 million, $7.1 million, and $17.1 million in 2010, 2009, and 2008, respectively.
 Financing.  On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.   These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points over LIBOR as of December 31, 2010. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. As of December 31, 2010, we had outstanding debt with a principal amount of $250.0 million under the Credit Agreement, composed of $6.9 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.74% at December 31, 2010) and $243.1 million due March 2013 with interest payable monthly at LIBOR plus 1.50% (1.76% at December 31, 2010.)

Our outstanding debt also includes $165.6 million aggregate principal amount of our 7.30% notes due 2011 and $236.2 million aggregate principal amount of our 5.25% notes due 2013. These notes contain customary covenants and events of default for investment grade public debt. The available capacity under our Credit Agreement as of December 31. 2010 would be more than enough to repay the $165.6 million aggregate principal amount of our 7.30% notes due in August 2011.

The indenture governing the 7.30% notes and the 5.25% notes also contains customary events of default. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $20 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

On April 14, 2009, we received $331.4 million in net proceeds from our offering of a total of 18,170,000 shares of our common stock. The proceeds were partially used to repay $135.0 million in borrowings under our $1.1 billion revolving credit facility. In addition, we used the proceeds to purchase $67.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. In the third and fourth quarters of 2009, one of our underwriters purchased $7.8 million in par value of our 7.30% notes for a total purchase price of $8.0 million.

On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50.0 million subordinated note payable to LFG, due December 2013, with interest of 2.36% payable annually. On March 1, 2010, we paid approximately $49.0 million to the LFG Liquidation Trust in full satisfaction of this obligation.
Seasonality.  Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past four years, we have seen a divergence from these historical trends with orders being negatively effected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2010, our required annual payments relating to these contractual obligations were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Notes payable	$172.7	$0.3	$479.3	$—	$—	$299.7	$952.0
Operating lease payments	117.2	85.0	52.1	33.4	17.6	88.2	393.5
Pension payments	11.5	11.6	11.5	11.7	11.6	100.2	158.1
Title claim losses	429.0	332.2	218.1	166.2	125.4	698.3	1,969.2
Specialty insurance claim losses	42.4	11.2	5.4	2.1	0.7	—	61.8
Other benefit payments	3.0	3.1	3.1	2.8	2.6	11.4	26.0
Total	$775.8	$443.4	$769.5	$216.2	$157.9	$1,197.8	$3,560.6
As of December 31, 2010, we had title insurance reserves of $2,210.9 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•
events such as fraud, defalcation, multiple property title defects, foreclosure rates and individual large loss events that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments; and

•	loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments.
Based on historical title insurance claim experience, we anticipate the above payment patterns. The estimated payment stream excludes unallocated loss adjustment expense (ULAE) and other adjustments which are included in our claim loss provision. ULAE is composed of administrative claims handling expenses, including determination of coverage.
The uncertainty and variation in the timing and amount of claim payments could have a material impact on our cash flows from operations in a particular period.
 In addition to our title insurance reserves, at December 31, 2010, we held claim reserves of $61.8 million in our specialty insurance business segment. There is also uncertainty with respect to the precise payout pattern of these reserves, which we have estimated in the table above based on historical experience.
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
 On October 25, 2006, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. This includes 4,320,750 shares repurchased in 2009 for $57.1 million, or an average of $13.21 per share and 3,165,470 shares repurchased in 2008 for $46.0 million, or $14.53 per share. On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We began repurchasing shares under this program in October 2009, and we repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share in 2009 and 8,664,262 shares for $117.6 million, or an average of $13.57 per share in 2010, including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. Subsequent to year-end we repurchased a total of 560,150 shares for $7.8 million or an average of $13.92 per share through market close on February 22, 2011. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 10,518,812 shares for $143.3 million, or an average of $13.62 per share. On January 27, 2011, our Board of Directors approved an increase in the number of shares that may be repurchased under the program, resulting in 10,000,000 shares in the aggregate remaining that may be purchased under the plan.
Equity Security Investments.  Our equity security investments are in companies whose values are subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made. During the year ended December 31, 2010, we determined that none of our equity securities were other-than-temporarily impaired.
 On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $43.9 million and $75.4 million as of December 31, 2010 and 2009, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

 Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. We are party to an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2010, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. In February 2011, we started the process of renewing the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined by generally accepted accounting principles on consolidation of variable interest entities.
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2010 related to these arrangements.
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
 At December 31, 2010, we had $952.0 million in long-term debt, of which $250.5 million bears interest at a floating rate. Our fixed maturity investments and borrowings are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments in any material amount to hedge these risks.
 Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2010, we held $75.2 million in marketable equity securities (not including our equity method investments such as Ceridian and Remy, which amounted to $527.7 million at December 31, 2010). The balance of equity securities is primarily composed of an investment in FIS stock valued at $43.9 million at December 31, 2010. The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

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
 Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 51.2% of total liabilities at December 31, 2010) is not included in the hypothetical effects.
 We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2010, and December 31, 2009, are as follows:
 Interest Rate Risk
 At December 31, 2010, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities of $111.5 million as compared with a (decrease) increase of $112.5 million at December 31, 2009.
 Additionally, for the year ended December 31, 2010, an increase (decrease) of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase (decrease) in the interest expense on our average outstanding floating rate debt of $2.1 million as compared to an increase (decrease) of $4.4 million for the year ended December 31, 2009.
 Equity Price Risk
 At December 31, 2010, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $15.0 million, as compared with an increase (decrease) of $18.5 million at December 31, 2009. At December 31, 2010, a 20% increase (decrease) in the market price of FIS stock, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $8.8 million, as compared with an increase (decrease) of $15.1 million at December 31, 2009.
Other
 In addition to our equity securities, fixed maturity investments and borrowings, we hold structured notes which were purchased during 2009 with a par value of $75.0 million and fair value of $90.1 million at December 31, 2010. These instruments are subject to market risks including commodity price risks, foreign currency risks and interest rate risks. The fair value of these instruments represents exit prices obtained from a proprietary valuation model utilized by the trading desk of a broker-dealer. The fair value of the structured notes is subject to various assumptions utilized in the valuation model, some of which include the level of interest rates, and the underlying value of the relevant indexes, exchange-traded funds, and foreign currencies. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. In part because of the relatively small size of this investment, we do not believe that an adverse change in the relevant commodity prices, foreign exchange rates or interest rates on which the value of the notes depends would likely have a material effect on our financial position, and therefore we have not provided a sensitivity analysis for these items.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP

February 23, 2011
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/  KPMG LLP

February 23, 2011
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2010 and 2009, includes pledged fixed maturities of $251.9 and $249.5, respectively, related to secured trust deposits and $9.1 and $25.6, respectively, related to the securities lending program	$3,494.3	$3,524.2
Equity securities, at fair value	75.2	92.5
Investments in unconsolidated affiliates	527.7	617.1
Other long-term investments	132.7	103.5
Short-term investments, at December 31, 2010 and 2009, includes $0.2 and $39.2, respectively, of pledged short-term investments related to secured trust deposits	128.6	348.1
Total investments	4,358.5	4,685.4
Cash and cash equivalents, at December 31, 2010 and 2009, includes pledged cash of $146.2 and $96.8, respectively, related to secured trust deposits and $9.4 and $26.5, respectively, related to the securities lending program	580.8	202.1
Trade and notes receivables, net of allowance of $28.8 and $29.5 at December 31, 2010 and 2009, respectively	270.7	254.1
Goodwill	1,470.7	1,455.2
Prepaid expenses and other assets	389.1	332.0
Capitalized software, net	44.0	56.0
Other intangible assets, net	155.2	166.9
Title plants	390.8	407.5
Property and equipment, net	179.9	189.8
Income taxes receivable	15.7	56.5
Deferred tax assets	32.1	128.9
Total assets	$7,887.5	$7,934.4

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2010 and 2009, includes $9.4 and $26.5, respectively, of security loans related to the securities lending program	$700.3	$696.0
Accounts payable to related parties	8.3	6.9
Deferred revenue	121.4	110.0
Notes payable	952.0	861.9
Reserve for claim losses	2,272.7	2,541.4
Secured trust deposits	388.4	373.3
Total liabilities	4,443.1	4,589.5
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2010 and 2009; issued 252,184,269 shares and 249,713,996 shares at December 31, 2010 and 2009, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,745.0	3,712.1
Retained earnings (deficit)	110.3	(102.4)
Accumulated other comprehensive earnings	12.6	35.6
Less treasury stock, 28,435,980 shares and 19,496,888 shares as of December 31, 2010 and 2009, respectively, at cost	(440.8)	(319.4)
Total Fidelity National Financial, Inc. shareholders’ equity	3,427.1	3,325.9
Noncontrolling interests	17.3	19.0
Total equity	3,444.4	3,344.9
Total liabilities and equity	$7,887.5	$7,934.4

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$1,404.5	$1,475.3	$1,140.3
Agency title insurance premiums	2,236.7	2,452.3	1,554.7
Escrow, title-related and other fees	1,326.3	1,352.9	1,071.3
Specialty insurance	391.6	366.0	373.4
Interest and investment income	144.5	154.5	134.0
Realized gains and losses, net	236.7	27.4	(22.5)
Total Revenues	$5,740.3	$5,828.4	$4,251.2
Expenses:
Personnel costs	1,610.1	1,649.8	1,322.0
Other operating expenses	1,269.6	1,343.5	1,179.8
Agent commissions	1,758.7	1,951.7	1,218.0
Depreciation and amortization	90.4	109.2	122.1
Provision for claim losses	402.9	392.6	630.4
Interest expense	46.2	36.7	58.6
Total Expenses	5,177.9	5,483.5	4,530.9
Earnings (loss) from continuing operations before income tax expense (benefit) and equity in loss of unconsolidated affiliates	562.4	344.9	(279.7)
Income tax expense (benefit) on continuing operations	185.6	106.8	(119.9)
Earnings (loss) from continuing operations before equity in loss of unconsolidated affiliates	376.8	238.1	(159.8)
Equity in loss of unconsolidated affiliates	(1.2)	(11.7)	(13.4)
Net earnings (loss) from continuing operations	375.6	226.4	(173.2)
Net loss from discontinued operations, net of tax	—	(1.9)	(10.0)
Net earnings (loss)	375.6	224.5	(183.2)
Less: Net earnings (loss) attributable to noncontrolling interests	5.5	2.2	(4.2)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$370.1	$222.3	$(179.0)
Earnings per share
Basic
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.64	$1.00	$(0.83)
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	(0.02)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$1.64	$0.99	$(0.85)
Weighted average shares outstanding, basic basis	226.2	224.7	210.0
Diluted
Net earnings (loss) from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.61	$0.98	$(0.83)
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	(0.02)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$1.61	$0.97	$(0.85)
Weighted average shares outstanding, diluted basis	229.3	228.5	210.0
Dividends per share	$0.69	$0.60	$1.05
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings (loss) from continuing operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	$370.1	$224.1	$(173.7)
Net loss from discontinued operations, net of tax, attributable to Fidelity National Financial, Inc. common shareholders	—	(1.8)	(5.3)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$370.1	$222.3	$(179.0)
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net earnings (loss)	$375.6	$224.5	$(183.2)
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	(71.5)	123.4	(37.6)
Unrealized gain (loss) relating to investments in unconsolidated affiliates	7.0	(5.0)	(45.1)
Unrealized gain (loss) on foreign currency translation	0.1	11.1	(7.6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	34.5	(4.9)	33.1
Minimum pension liability adjustment	6.9	2.8	(17.9)
Other comprehensive (loss) earnings	(23.0)	127.4	(75.1)
Comprehensive earnings (loss)	352.6	351.9	(258.3)
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	5.5	2.2	(4.2)
Comprehensive earnings (loss) attributable to Fidelity National Financial Inc. common shareholders	$347.1	$349.7	$(254.1)

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount				Shares	Amount
	(In millions)
Balance, December 31, 2007	223.1	$—	$3,236.9	$213.2	$(16.7)	10.0	$(189.3)	$53.0	$3,297.1
Acquisition of LandAmerica title insurance subsidiaries	3.2	—	50.0	—	—	—	—	—	50.0
Exercise of stock options	0.7	—	5.3	—	—	—	—	—	5.3
Treasury Stock repurchased	—	—	—	—	—	3.2	(45.9)	—	(45.9)
Tax benefit associated with the exercise of stock options	—	—	0.3	—	—	—	—	—	0.3
Issuance of restricted stock	1.4	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(4.5)	—	—	—	(4.5)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(45.1)	—	—	—	(45.1)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	(7.6)	—	—	—	(7.6)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(17.9)	—	—	—	(17.9)
Stock-based compensation	—	—	32.7	—	—	—	—	—	32.7
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	6.0	6.0
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(3.7)	—	(3.7)
Dividends declared	—	—	—	(223.1)	—	—	—	—	(223.1)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.6)	(3.6)
Net loss	—	—	—	(179.0)	—	—	—	(4.2)	(183.2)
Balance, December 31, 2008	228.4	$—	$3,325.2	$(188.9)	$(91.8)	13.5	$(238.9)	$51.2	$2,856.8
Equity offering	18.2	—	331.4	—	—	—	—	—	331.4
Exercise of stock options	2.1	—	19.4	—	—	—	—	—	19.4
Treasury Stock repurchased	—	—	—	—	—	5.6	(74.9)	—	(74.9)
Tax benefit associated with the exercise of stock options	—	—	2.4	—	—	—	—	—	2.4
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	118.5	—	—	—	118.5
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5.0)	—	—	—	(5.0)
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	11.1	—	—	—	11.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	2.8	—	—	—	2.8
Stock-based compensation	—	—	33.7	—	—	—	—	—	33.7
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(31.2)	(31.2)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.4	(5.6)	—	(5.6)
Dividends declared	—	—	—	(135.8)	—	—	—	—	(135.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.2)	(3.2)
Net earnings	—	—	—	222.3	—	—	—	2.2	224.5
Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.9	—	4.8	—	—	—	—	—	4.8
Treasury Stock repurchased	—	—	—	—	—	8.7	(117.6)	—	(117.6)
Tax benefit associated with the exercise of stock options	—	—	3.0	—	—	—	—	—	3.0
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(37.0)	—	—	—	(37.0)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	6.9	—	—	—	6.9
Stock-based compensation	—	—	25.1	—	—	—	—	—	25.1
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(3.8)	—	(3.8)
Contributions to noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Dividends declared	—	—	—	(157.4)	—	—	—	—	(157.4)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.4)	(7.4)
Net earnings	—	—	—	370.1	—	—	—	5.5	375.6
Balance, December 31, 2010	252.2	$—	$3,745.0	$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Operating Activities:
Net earnings (loss)	$375.6	$224.5	$(183.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	90.4	127.6	142.8
Equity in loss of unconsolidated affiliates	1.2	11.7	13.4
(Gain) loss on sales of investments and other assets, net	(138.3)	(23.1)	22.2
Gain on sale of investment in Sedgwick CMS	(98.4)	—	—
Stock-based compensation cost	25.1	33.7	32.7
Tax benefit associated with the exercise of stock options	(3.0)	(2.4)	(0.3)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments and secured trust deposits	10.6	5.9	(0.7)
Net (increase) decrease in trade receivables	(28.2)	48.6	27.6
Net decrease (increase) in prepaid expenses and other assets	19.1	32.3	(65.2)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	36.9	(80.9)	(115.6)
Net (decrease) increase in reserve for claim losses	(268.7)	(135.9)	202.9
Net increase (decrease) in income taxes	160.2	138.3	(72.0)
Net cash provided by operating activities	182.5	380.3	4.6
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	1,006.3	849.0	632.6
Proceeds from maturities of investment securities available for sale	402.4	341.1	292.1
Proceeds from sales of assets	20.1	53.8	3.7
Additions to property and equipment	(44.4)	(50.8)	(84.2)
Additions to capitalized software	(9.5)	(7.1)	(17.1)
Purchases of investment securities available for sale	(1,394.3)	(1,838.5)	(570.7)
Purchases of other long-term investments	(3.6)	(75.0)	—
Net proceeds from (purchases of) short-term investment activities	219.4	369.8	(185.6)
(Contributions to) distributions from investments in unconsolidated affiliates	(28.3)	3.6	—
Net other investing activities	(18.6)	(15.8)	(6.4)
Proceeds from the sale of Sedgwick CMS	193.6	—	53.9
Proceeds from the sale of FN Capital	—	49.2	—
Acquisitions/disposals of businesses, net of cash acquired	(10.4)	(47.9)	(143.2)
Net cash provided by (used in) investing activities	332.7	(368.6)	(24.9)
Cash Flows From Financing Activities:
Equity offering	—	331.4	—
Borrowings	600.3	147.0	380.4
Debt service payments	(510.1)	(398.4)	(263.5)
Debt issuance costs	(2.3)	—	—
Dividends paid	(156.6)	(135.8)	(223.1)
Subsidiary dividends paid to noncontrolling interest shareholders	(7.4)	(3.2)	(3.6)
Exercise of stock options	4.8	19.4	5.3
Tax benefit associated with the exercise of stock options	3.0	2.4	0.3
Purchases of treasury stock	(117.6)	(74.9)	(45.9)
Net cash used in financing activities	(185.9)	(112.1)	(150.1)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	329.3	(100.4)	(170.4)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	105.3	205.7	376.1
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$434.6	$105.3	$205.7

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

Description of Business

We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and information services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2009 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

During 2010, we completed a project to reduce the number of our title insurance underwriters. Our remaining four principal title insurance underwriters are Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title. Security Union Title and Ticor Title were merged into Chicago Title. Lawyers Title was merged into Fidelity National Title.
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

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statement of Operations relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.

Sale of Sedgwick CMS

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. See note D on investments for further discussion of the sale.

Discontinued Operations

On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the financial statements as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $29.3 million and $32.1 million for the years ended

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2009 and 2008, respectively. Pre-tax (loss) income included in discontinued operations was $(2.1) million and $3.4 million for the years ended December 31, 2009, and 2008, respectively.

In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services, Inc. ("LPS"), a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43.0 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Consolidated Statements of Operations for all periods presented. Discontinued operations included revenues from FNRES operations of $3.5 million and $45.8 million for the years ending December 31, 2009 and 2008, respectively. Discontinued operations included pre-tax losses related to FNRES operations of $0.5 million and $19.0 million in years ending December 31, 2009, and 2008, respectively.

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

We completed annual goodwill impairment tests in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2010 and 2009, we determined fair values substantially exceeded carrying values.

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

At December 31, 2010, capitalized software was $191.7 million, less accumulated amortization of $147.7 million. At December 31, 2009, capitalized software was $181.9 million, less accumulated amortization of $125.9 million.

Amortization expense relating to computer software was $24.4 million, $25.9 million, and $27.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

During 2008, we determined that the carrying value of certain of our intangible assets, software and license fees may not be recoverable and recorded impairment expense of $8.5 million, relating to the impairment of these assets. This expense amount was included in other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. We recorded no impairment expense in 2010 or 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Title Plants

Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment and in the years ending December 31, 2010 and December 31, 2009 identified and recorded impairment expense of $4.3 million and $2.2 million, respectively.

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

Reserve for Claim Losses

Our reserve for claim losses includes known claims for title and specialty insurance as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and also takes into consideration other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written. For specialty insurance, reserve for claims incurred but not reported are estimated based on historical loss experience.

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

Secured Trust Deposits

In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $388.4 million and $373.3 million at December 31, 2010 and 2009, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

Revenue Recognition

Fidelity National Title Group.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 78.6%, 79.6% and 78.3% of agent premiums earned in 2010, 2009 and 2008, respectively. We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 6.8%, 7.3% and 8.5% for 2010, 2009 and 2008, respectively, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2010, 2009 and 2008 on our pretax earnings was an increase (decrease) of $10.7 million, $(3.4) million and $(6.4) million, respectively, excluding an adjustment recorded in 2008 relating to a change in our estimation process, which resulted in a decrease of $11.8 million in our pretax earnings for 2008. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $112.1 million and $88.1 million at December 31, 2010 and 2009, respectively, which represents agency premiums of approximately $546.0 million and $425.4 million at December 31, 2010 and 2009, respectively, and agent commissions of $433.9 million and $337.3 million at December 31, 2010 and 2009, respectively.

During the second half of 2008, we re-evaluated and refined the method that we used to estimate this accrual, which resulted in a reduction in 2008 revenue from agency title insurance premiums of $138.5 million compared to the revenues that would have been accrued under our prior method. During 2008, due to the real estate market's continued slow down and the fact that mortgage originations and refinancing transactions were decreasing in volume, we increased our scrutiny on unprofitable, low-remitting and high-claims agent relationships resulting in a significant reduction in the number of agents with which we continued to conduct business. As a result of the reduction in transaction volumes due to both the economy and the terminated agents, we reviewed and refined the process we used to estimate agency premium accruals relying more on remittance patterns of our agents over the previous 15 months and less on the historical trends of our direct operations. The impact of this adjustment was a decrease of $11.8 million in 2008 pretax earnings and $7.6 million in 2008 net income, or approximately $0.04 per share, compared to the amounts that would have been recorded under our prior method. The impact of the adjustment on pretax earnings of only $11.8 million is due to the expense accruals noted above. We believe that this adjustment is properly reflected as a change in accounting estimate in 2008.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)
Basic and diluted net earnings (loss) from continuing operations attributable to FNF common shareholders	$370.1	$224.1	$(173.7)
Basic and diluted net loss from discontinued operations attributable to FNF common shareholders	—	(1.8)	(5.3)
Basic and diluted net earnings (loss) attributable to FNF common shareholders	$370.1	$222.3	$(179.0)
Weighted average shares outstanding during the period, basic basis	226.2	224.7	210.0
Plus: Common stock equivalent shares assumed from conversion of options	3.1	3.8	—
Weighted average shares outstanding during the period, diluted basis	229.3	228.5	210.0
Basic net earnings (loss) per share from continuing operations attributable to FNF common shareholders	$1.64	$1.00	$(0.83)
Basic net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	(0.02)
Basic earnings (loss) per share attributable to FNF common shareholders	$1.64	$0.99	$(0.85)
Diluted net earnings (loss) per share from continuing operations attributable to FNF common shareholders	$1.61	$0.98	$(0.83)
Diluted net loss from discontinued operations attributable to FNF common shareholders	—	(0.01)	(0.02)
Diluted earnings (loss) per share attributable to FNF common shareholders	$1.61	$0.97	$(0.85)

For the years ended December 31, 2010, 2009, and 2008, options to purchase 12.6 million shares, 10.2 million shares and 23.2 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

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

Agreements with FIS

A summary of the agreements that were in effect with FIS through December 31, 2010, is as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Rental revenue	$0.8	$15.8	$25.5
Corporate services and cost-sharing	3.7	2.1	(4.1)
Total revenues	$4.5	$17.9	$21.4
Data processing costs	$48.1	$47.4	$42.6

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $8.3 million and $6.9 million as of December 31, 2010 and 2009, respectively.

On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $43.9 million and $75.4 million as of December 31, 2010 and 2009, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

Agreements with LPS

As noted above, prior to March 15, 2009, LPS was a related party to us. Agreements with LPS for title agency and other services were in effect at that time. As a result of related party transactions, as of December 31, 2008, we owed $3.1 million to LPS. A detail of related party revenues and expenses between FNF and LPS are as follows and include results of transactions prior to July 2, 2008, when LPS was a subsidiary of FIS. For the year ended December 31, 2008, we recorded agency title premiums of $212.3 million and $84.2 million for the period from January 1 through March 15, 2009. We recorded agency title commissions of $187.9 million for the year ended December 31, 2008 and $73.8 million for the period from January 1 through March 15, 2009. We recorded other revenue of $8.4 million for the year ended December 31, 2008 and $4.9 million for the period from January 1 through March 15, 2009. Other operating expenses relating to agreements with LPS were $66.5 million for the year ended December 31, 2008 and $18.9 million for the period from January 1 through March 15, 2009.

Stock-Based Compensation Plans

We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

Foreign Currency Translation

The functional currency for our foreign operations is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2010, 2009, and 2008.

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

Certain Reclassifications

Certain reclassifications have been made in the 2009 and 2008 Consolidated Financial Statements to conform to the classifications used in 2010.

Note B.    Acquisitions

The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition. Based on our valuation, any differences between the fair value of the identifiable assets and liabilities and the purchase price paid are recorded as goodwill. The only significant acquisitions in the three years ended December 31, 2010, were the acquisitions of certain underwriters from LandAmerica Financial Group, Inc. (“LFG”) in 2008. On December 22, 2008, we completed the acquisition of LFG's two principal title insurance underwriters, Commonwealth Land Title Insurance Company (“Commonwealth”) and Lawyers Title Insurance Corporation (“Lawyers”), as well as United Capital Title Insurance Company (“United”) (collectively, the “LFG Underwriters”). The total purchase price for the LFG Underwriters was $258.9 million, net of cash acquired of $5.9 million, and was comprised of $153.9 million paid by two of our title insurance underwriters, Fidelity National Title Insurance Company and Chicago Title Insurance Company, a $50.0 million subordinated note, which was paid in full during 2010, $50.0 million in FNF common stock (3,176,620 shares valued at $15.74 per share at the time of closing) and $5.0 million in transaction costs.

Note C.    Fair Value Measurements

The fair value hierarchy established by the accounting standards on fair value measurements includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities that are recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities (available for sale):
U.S. government and agencies	$—	$313.5	$—	$313.5
State and political subdivisions	—	1,374.0	—	1,374.0
Corporate debt securities	—	1,532.7	—	1,532.7
Foreign government bonds	—	80.6	—	80.6
Mortgage-backed/asset-backed securities	—	184.0	—	184.0
Other fixed-maturity	—	—	9.5	9.5
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities (available for sale):
U.S. government and agencies	$—	$409.2	$—	$409.2
State and political subdivisions	—	1,339.4	—	1,339.4
Corporate debt securities	—	1,379.1	—	1,379.1
Foreign government bonds	—	38.8	—	38.8
Mortgage-backed/asset-backed securities	—	312.5	—	312.5
Other fixed-maturity	—	—	45.2	45.2
Equity securities available for sale	92.5	—	—	92.5
Other long-term investments	—	—	78.7	78.7
Total	$92.5	$3,479.0	$123.9	$3,695.4

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond portfolio and another for our tax-exempt bonds and municipal bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities to ensure that we concur with their pricing methodologies and compare the resulting prices to other publicly available measures of fair value. The pricing methodologies used by the relevant third party pricing services are:

U.S. government and agencies: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers.

State and political subdivisions: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers. Factors considered include relevant trade information, dealer quotes and other relevant market data.

Corporate debt securities: These securities are valued based on dealer quotes and related market trading activity. Factors considered include the bond's yield, its terms and conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collaterized mortgage obligation, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

Our Level 3 investments consist of auction rate securities which were included in the assets of the LFG Underwriters that were acquired on December 22, 2008, and structured notes that were purchased in the third quarter of 2009. The auction rate securities are classified in other fixed-maturity investments and had a par value of $14.1 million and fair value of $9.5 million at December 31, 2010 and a par value of $69.7 million and fair value of $45.2 million at December 31, 2009. These securities represent less than one percent of our total investment portfolio. There is no active market for the auction rate securities and they are valued using models with significant non-observable inputs. Fair values for these securities are provided by a third-party pricing service using a proprietary valuation model which considers factors such as time to maturity, interest rates, credit-worthiness of the issuer, trading characteristics, and available market data for similar securities. The structured notes had a par value of $75.0 million and fair value of $90.1 million at December 31, 2010 and a par value of $75.0 million and fair value of $78.7 million at December 31, 2009. The structured notes are held for general investment purposes and represent less than two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2010.

The following table presents the changes in our investments that are classified as Level 3 for the year ended December 31, 2010 (in millions).

Balance, December 31, 2008	$32.0
Purchases	75.0
Proceeds received upon call/sales	(13.7)
Realized gain	12.1
Net change included in other comprehensive earnings	18.5
Balance, December 31, 2009	123.9
Proceeds received upon call/sales	(34.9)
Realized gain	24.8
Net change included in other comprehensive earnings	(14.2)
Balance, December 31, 2010	$99.6

The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note I.

Additional information regarding the fair value of our investment portfolio is included in Note D.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note D.     Investments

 The carrying amounts and fair values of our fixed maturity securities at December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$313.5	$303.8	$11.8	$(2.1)	$313.5
States and political subdivisions	1,374.0	1,343.3	37.9	(7.2)	1,374.0
Corporate debt securities	1,532.7	1,469.6	69.4	(6.3)	1,532.7
Foreign government bonds	80.6	78.7	2.3	(0.4)	80.6
Mortgage-backed/asset-backed securities	184.0	176.8	7.2	—	184.0
Other	9.5	5.0	4.5	—	9.5
	$3,494.3	$3,377.2	$133.1	$(16.0)	$3,494.3

	December 31, 2009
	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$409.2	$397.5	$14.4	$(2.7)	$409.2
States and political subdivisions	1,339.4	1,294.2	46.6	(1.4)	1,339.4
Corporate debt securities	1,379.1	1,300.4	84.0	(5.3)	1,379.1
Foreign government bonds	38.8	37.6	1.3	(0.1)	38.8
Mortgage-backed/asset-backed securities	312.5	298.5	14.4	(0.4)	312.5
Other	45.2	26.4	18.8	—	45.2
	$3,524.2	$3,354.6	$179.5	$(9.9)	$3,524.2

The majority of our mortgage-backed and asset-backed securities were acquired as a result of the acquisition of the LFG Underwriters on December 22, 2008. At December 31, 2010 all of our mortgage-backed and asset-backed securities are rated AAA. The mortgage-backed and asset-backed securities are made up of $141.7 million of agency mortgage-backed securities, $0.2 million of collateralized mortgage obligations, $16.0 million of commercial mortgage-backed securities, and $26.1 million in asset-backed securities.

The change in net unrealized gains and losses on fixed maturities for the years ended December 31, 2010, 2009, and 2008 was $(52.5) million, $150.0 million, and $(1.3) million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2010:

	December 31, 2010
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$297.0	8.8%	$300.5	8.6%
After one year through five years	1,398.1	41.4	1,473.0	42.2
After five years through ten years	1,350.5	40.0	1,375.7	39.4
After ten years	154.8	4.6	161.1	4.6
Mortgage-backed/asset-backed securities	176.8	5.2	184.0	5.2
	$3,377.2	100.0%	$3,494.3	100.0%
Subject to call	$634.4	18.8%	$654.6	18.7%

Fixed maturity securities valued at approximately $185.4 million and $185.9 million were on deposit with various governmental authorities at December 31, 2010 and 2009, respectively, as required by law.

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Equity securities at December 31, 2010 and 2009 consisted of investments at a cost basis of $51.1 million and $64.6 million, respectively, and fair value of $75.2 million and $92.5 million, respectively. The carrying value of our investment in equity securities is fair value. The balance of equity securities is primarily composed of an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $43.9 million and $75.4 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, gross unrealized gains and gross unrealized losses on equity securities were $24.4 million and $0.3 million, respectively. As of December 31, 2009, gross unrealized gains and gross unrealized losses on equity securities were $28.4 million and $0.5 million, respectively. The change in unrealized gains (losses) on equity securities for the years ended December 31, 2010, 2009 and 2008 was a net (decrease) increase of $(3.8) million, $36.2 million, and $(5.5) million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2010 or 2009.

Interest and investment income consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Cash and cash equivalents	$0.4	$0.4	$1.2
Fixed maturity securities	137.9	143.8	106.2
Equity securities	1.8	0.6	2.8
Short-term investments	0.6	3.3	11.5
Other	3.8	6.4	12.3
Total	$144.5	$154.5	$134.0

We lend fixed maturity and equity securities to financial institutions in short-term security lending transactions. Our security lending policy requires that the cash received as collateral be 102% or more of the fair value of the loaned securities. At December 31, 2010 and 2009, we had security loans outstanding with fair values of $9.1 million and $25.6 million, respectively. Securities loaned under such transactions may be sold or re-pledged by the transferee. We were liable for cash collateral under our control of $9.4 million and $26.5 million at December 31, 2010 and 2009, respectively, which has been included in cash and cash equivalents and in accounts payable and accrued liabilities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Net realized gains (losses) related to investments were $127.8 million, $22.8 million, and $(49.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. Net realized gains related to other assets were $108.9 million, $4.6 million, and $26.9 million for the years ended December 31, 2010, 2009, and 2008, respectively, including a $98.4 million gain on the sale of our investment in Sedgwick during 2010.

During the years ended December 31, 2010, 2009 and 2008, gross realized gains on sales of fixed maturity securities considered available for sale were $91.6 million, $38.1 million, and $13.1 million, respectively; gross realized losses were $2.0 million, $2.8 million, and $9.8 million, respectively. Gross proceeds from the sale and maturity of fixed maturity securities considered available for sale amounted to $1,348.8 million, $1,130.1 million, and $845.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, gross realized gains on sales of equity securities considered available for sale were $26.3 million, $5.3 million, and $5.9 million, respectively; gross realized losses were $21.5 million, and $4.9 million, in 2009 and 2008, respectively. There were no realized losses during the year ending December 31, 2010. Gross proceeds from the sale of equity securities amounted to $59.9 million, $60.0 million, and $79.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Statement of Operations. The carrying value of the structured notes was $90.1 million and $78.7 million as of December 31, 2010 and 2009, respectively, and we recorded a net gain of $11.4 million and $3.7 million related to the structured notes in the years ended December 31, 2010 and 2009, respectively.

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 were as follows (in millions):

2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$54.3	$(2.0)	$0.4	$(0.1)	$54.7	$(2.1)
States and political subdivisions	255.2	(7.2)	—	—	255.2	(7.2)
Corporate debt securities	251.4	(6.3)	—	—	251.4	(6.3)
Foreign government bonds	10.8	(0.4)	—	—	10.8	(0.4)
Equity securities	—	—	1.8	(0.3)	1.8	(0.3)
Total temporarily impaired securities	$571.7	$(15.9)	$2.2	$(0.4)	$573.9	$(16.3)

2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$58.5	$(0.7)	$33.9	$(2.0)	$92.4	$(2.7)
States and political subdivisions	100.0	(1.1)	8.0	(0.3)	108.0	(1.4)
Corporate debt securities	147.7	(3.3)	42.8	(2.0)	190.5	(5.3)
Foreign government bonds	1.9	(0.1)	—	—	1.9	(0.1)
Mortgage-backed/asset-backed securities	32.8	(0.3)	1.1	(0.1)	33.9	(0.4)
Equity securities	—	—	5.6	(0.5)	5.6	(0.5)
Total temporarily impaired securities	$340.9	$(5.5)	$91.4	$(4.9)	$432.3	$(10.4)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A substantial portion of our unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that we consider to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. The unrealized losses relating to equity securities were caused by market changes that we consider to be temporary and are not concentrated in a particular sector or an individual security. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2010. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.

During 2009 and 2008, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $6.9 million and $59.0 million, respectively. Impairment charges in 2009 related to equity securities that were deemed other-than-temporarily impaired. The impairment charges in 2008 included $25.4 million related to fixed maturity securities, $30.1 million related to equity securities, and $3.5 million related to other investments that were deemed other-than-temporarily impaired. The impairment charges relating to the fixed maturity securities primarily related to our conclusion that the credit risk relating to the holdings was high and thus the assets are likely other-than-temporarily impaired. The impairment charges relating to the equity securities were based on the duration and severity of the unrealized loss and our inability to reasonably predict the time to recover if the investment continued to be held.

In April 2009, the FASB updated their guidance on recognition of other-than-temporary impairments on investments, specifically on debt and equity securities for which changes in fair value are not regularly recognized in earnings. In accordance with the updated guidance, we determined that a total of $1.3 million in other-than-temporary impairments on fixed maturity securities had previously been recognized in relation to investments held at April 1, 2009, all of which were related to credit losses. We further concluded that no cumulative effect adjustment was necessary as a result of implementing the updated guidance as all of the securities for which an other-than-temporary impairment had previously been recognized were sold within three months of the updated guidance. As of December 31, 2010 and 2009, we held no investments for which an other-than-temporary impairment had been previously recognized.

Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of December 31, 2010 and 2009, consisted of (in millions):

	Ownership at December 31, 2010	2010	2009
Ceridian	33%	$367.2	$386.8
Sedgwick	—	—	121.0
Remy	46%	108.7	69.1
Other	various	51.8	40.2
Total		$527.7	$617.1

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32.0 million was held in an indemnity escrow for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million.

In addition to our equity method investment in Remy, included in our fixed maturity securities available for sale are $54.8 million and $4.1 million of Remy’s bonds as of December 31, 2010 and 2009, respectively. On December 17, 2010, as part of a credit refinancing, Remy called these bonds at 109 percent of par, payable January 14, 2011. We received the proceeds and will recognize a gain of $8.5 million in the first quarter of 2011. During 2010, we also purchased $29.7 million of Remy's term loan, which is included in our fixed maturity securities available for sale. On January 21, 2011, as part of a Common Stock Rights Offering ("the Offering") to all Remy common shareholders, we purchased an additional 9.9 million shares of Remy common stock in exchange for tendering our 42,359 shares of Remy preferred stock held and cash of $26.0 million. Following the Offering and preferred stock conversion, we own 14.8 million shares of Remy common stock, representing a 47% ownership interest.

During the years ended December 31, 2010, 2009, and 2008, we recorded an aggregate of $1.2 million, $11.7 million, and $13.4 million, respectively, in equity in losses of unconsolidated affiliates. We account for our equity in Ceridian and Remy on a

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

three-month and one-month lag, respectively. Accordingly, our net earnings for the year ended December 31, 2010, includes our equity in Ceridian’s earnings for the period from September 30, 2009 through September 30, 2010 and our net earnings for the year ended December 31, 2009, includes our equity in Ceridian’s earnings for the period from September 30, 2008 through September 30, 2009. Our net earnings for the year ended December 31, 2010, includes our equity in Remy's earnings for the period from November 30, 2009 through November 30, 2010 and our net earnings for the year ended December 31, 2009, includes our equity in Remy's earnings for the period from November 30, 2008 through November 30, 2009. In addition, we record our share of the other comprehensive income (loss) of unconsolidated affiliates. As of December 31, 2010, included within the statement of equity, we had recorded accumulated other comprehensive losses of $53.8 million and $14.8 million related to our investments in Ceridian and Remy, respectively, and $0.1 million related to our other investments in unconsolidated affiliates.

Summarized financial information for the periods included in our financials for Ceridian is presented below.

	September 30, 2010	September 30, 2009
	(In millions)	(In millions)
Total current assets	$1,080.3	$978.5
Goodwill and other intangible assets, net	4,700.6	4,683.4
Other assets	4,859.2	3,461.9
Total assets	$10,640.1	$9,123.8
Current liabilities	$799.5	$695.0
Long-term obligations, less current portion	3,492.5	3,485.2
Other long-term liabilities	5,222.2	3,755.0
Total liabilities	9,514.2	7,935.2
Equity	1,125.9	1,188.6
Total liabilities and equity	$10,640.1	$9,123.8

	Period from September 30, 2009, through September 30, 2010	Period from September 30, 2008, through September 30, 2009
	(In millions)	(In millions)
Total revenues	$1,472.4	$1,474.5
Loss before income taxes	(129.4)	(159.7)
Net loss	(101.0)	(106.2)

Note E.     Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2010	2009
	(Dollars in millions)
Land	$78.0	$88.8
Buildings	38.5	35.8
Leasehold improvements	82.4	79.7
Furniture, fixtures and equipment	463.0	460.2
	661.9	664.5
Accumulated depreciation and amortization	(482.0)	(474.7)
	$179.9	$189.8

Depreciation expense on property and equipment was $40.6 million, $53.0 million, and $65.6 million for the years ended

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2010, 2009, and 2008, respectively.

Note F.     Goodwill

Goodwill consists of the following:

	Fidelity National Title Group	Speciality Insurance	Corporate and Other	Total
	(Dollars in millions)
Balance, December 31, 2008	$1,484.3	$28.7	$68.7	$1,581.7
Goodwill acquired during the year	31.1	—	—	31.1
Adjustments to prior year acquisitions (1)	(114.2)	—	(0.2)	(114.4)
Sale of assets related to discontinued operations	—	—	(43.2)	(43.2)
Balance, December 31, 2009	$1,401.2	$28.7	$25.3	$1,455.2
Goodwill acquired during the year	19.7	—	—	19.7
Adjustments to prior year acquisitions	(1.0)	—	(3.2)	(4.2)
Balance, December 31, 2010	$1,419.9	$28.7	$22.1	$1,470.7
_________________________________________
(1) Includes adjustments recorded of $109.8 million relating to purchase accounting adjustments to the fair values of assets and liabilities assumed as of December 22, 2008 as part of the acquisition of the LFG Underwriters.

Note G.      Other Intangible Assets

Other intangible assets consist of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Customer relationships and contracts	$234.5	$271.0
Other	46.8	48.9
	281.3	319.9
Accumulated amortization	(126.1)	(153.0)
	$155.2	$166.9

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $21.7 million, $25.3 million, and $22.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. Other intangible assets primarily represents non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2010, is $21.2 million in 2011, $18.6 million in 2012, $14.3 million in 2013, $11.3 million in 2014 and $10.1 million in 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note H.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Accrued benefits	$193.1	$213.1
Salaries and incentives	153.9	125.9
Accrued rent	40.3	60.0
Trade accounts payable	57.3	54.8
Accrued recording fees and transfer taxes	48.9	30.5
Accrued premium taxes	33.6	26.9
Other accrued liabilities	173.2	184.8
	$700.3	$696.0

Note I.      Notes Payable

Notes payable consists of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	$299.7	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.2	245.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.6	165.5
Syndicated credit agreement, unsecured, unused portion of $701.2 million at December 31, 2010, composed of $6.9 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.74% at December 31, 2010) and $243.1 million due March 2013 with interest payable monthly at LIBOR plus 1.50% (1.76% at December 31, 2010)	250.0	400.0
Subordinated note payable to LFG Liquidation Trust, interest payable annually	—	50.0
Other	0.5	1.2
	$952.0	$861.9

At December 31, 2010, the estimated fair value of our outstanding notes payable was approximately $957.6 million or $5.6 million higher than its carrying value. The carrying value of our notes payable was approximately $849.1 million or $12.8 million lower than its estimated fair value at December 31, 2009. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2010 and 2009. The fair value of our syndicated credit agreement is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.

On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”),

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 150 basis points over LIBOR as of December 31, 2010. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013, with interest of 2.36% payable annually. On March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.

The $236.2 million aggregate principal amount of 5.25% notes due March 2013 and the $165.6 million aggregate principal amount of 7.30% notes due August 2011 contain customary covenants and events of default for investment grade public debt. The indenture governing the 7.30% notes and the 5.25% notes also contains customary events of default. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $20 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. The available capacity under our Credit Agreement as of December 31. 2010 would be more than enough to repay the $165.6 million aggregate principal amount of our 7.30% notes due in August 2011.

On April 14, 2009, we received $331.4 million in net proceeds from our offering of a total of 18,170,000 shares of our common stock. The proceeds were partially used to repay $135 million in borrowings under our $1.1 billion revolving credit facility. In addition, we used the proceeds to purchase $67.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million. In the third and fourth quarters of 2009, one of our subsidiaries purchased $7.8 million in par value of our 7.30% notes for a total purchase price of $8.0 million.

Principal maturities of notes payable at December 31, 2010 are as follows (in millions):
2011	$172.7
2012	0.3
2013	479.3
2014	—
2015	—
Thereafter	299.7
$952.0

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note J.     Income Taxes

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Current	$74.0	$12.7	$(45.1)
Deferred	111.6	94.1	(74.8)
	$185.6	$106.8	$(119.9)

Total income tax expense (benefit) on continuing operations for the years ended December 31 was allocated as follows (in millions):

	2010	2009	2008
Net earnings (loss)	$185.6	$106.8	$(119.9)
Other comprehensive (loss) earnings:
Unrealized (losses) gains on investments and other financial instruments	(38.1)	42.5	(20.7)
Unrealized gain on foreign currency translation	0.1	2.7	0.3
Reclassification adjustment for realized losses (gains) included in net earnings	20.3	(2.8)	18.1
Minimum pension liability adjustment	4.0	1.6	(10.4)
Total income tax (benefit) expense allocated to other comprehensive income	(13.7)	44.0	(12.7)
Additional paid-in capital (stock compensation)	(3.0)	(2.4)	(0.3)
Total income taxes	$168.9	$148.4	$(132.9)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(1.1)	(0.9)	(0.9)
Deductible dividends paid to FNF 401(k) plan	(0.2)	(0.4)	0.7
Tax exempt interest income	(2.1)	(3.6)	4.3
Release of uncertain tax positions	—	(2.5)	—
Release of valuation allowance	(0.7)	—	—
State income taxes	3.1	2.7	2.6
Non-deductible expenses and other, net	(1.0)	0.7	1.2
	33.0%	31.0%	42.9%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
	(In millions)
Deferred Tax Assets:
Insurance reserve discounting	$29.3	$80.8
Employee benefit accruals	57.7	57.7
Other investments	51.8	41.8
Net operating loss carryforwards	42.4	40.3
Accrued liabilities	23.5	32.5
Capital loss carryforwards	7.4	30.6
Rent abatement	8.6	24.5
Pension	11.8	14.1
State income taxes	2.4	2.7
Other	4.4	7.0
Total	239.3	332.0
Less: valuation allowance	—	(4.1)
Total deferred tax assets	239.3	327.9
Deferred Tax Liabilities:
Title plant	(65.3)	(65.9)
Amortization of goodwill and intangible assets	(88.9)	(64.2)
Investment securities	(30.7)	(43.0)
Depreciation	(14.7)	(18.1)
Bad debts	(6.2)	(6.5)
Lease accounting	(1.4)	(1.3)
Total deferred tax liabilities	(207.2)	(199.0)
Net deferred tax asset	$32.1	$128.9

Our net deferred tax asset was $32.1 million at December 31, 2010. At December 31, 2009 the Company had a $128.9 million net deferred tax asset. The significant changes in the deferred taxes are as follows: The insurance reserves decreased by $141.1 million causing a tax benefit of $51.5 million due primarily to actual title losses paid and deducted during the year. Utilization of prior year capital losses caused a decrease in the deferred tax asset by $23.2 million. The deferred tax liability for investment securities changed from $43.0 million to $30.7 million due in large part to a reduction in unrealized gains established through Other Comprehensive Income. Tax amortization of goodwill and intangible assets increased the deferred tax liability from $64.2 million to $88.9 million.

At December 31, 2010, we have net operating losses on a pretax basis of $115.1 million available to carryforward and offset future federal taxable income through 2027. The amount of capital losses available to carryforward and offset capital gain income through 2014 is $20.0 million on a pretax basis. We expect to produce sufficient capital gain income to fully utilize these capital losses.

As of December 31, 2010, management determined that the $4.1 million valuation allowance was no longer required. The decrease of the valuation allowance in the amount of $4.1 million was recorded as a reduction of income tax expense and decreased the effective tax rate by 0.73%. We believe that, based on our historical pattern of taxable income, we will produce sufficient income in the future to realize our remaining deferred tax assets.

Tax benefits of $3.0 million, $2.4 million, and $0.3 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2010, 2009, and 2008, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2010 and 2009, we had approximately $1.6 million and $1.4 million (including interest of $0.6 million and $0.5 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.

The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. During 2010, the IRS completed its examination of our consolidated tax return for the tax year ended December 31, 2009, which resulted in no additional tax. We are currently under audit by the Internal Revenue Service for the 2010 and 2011 tax years.

Note K.      Summary of Reserve for Claim Losses

 A summary of the reserve for claim losses for title and specialty insurance follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Beginning balance	$2,541.4	$2,738.6	$1,419.9
Reserves assumed/transferred (1)	—	(3.1)	1,115.8
Claim loss provision related to:
Current year	372.1	423.0	377.9
Prior years	30.8	(93.6)	252.5
Total claim loss provision	402.9	329.4	630.4
Claims paid, net of recoupments related to:
Current year	(113.9)	(109.6)	(119.4)
Prior years	(557.7)	(413.9)	(308.1)
Total claims paid, net of recoupments	(671.6)	(523.5)	(427.5)
Ending balance	$2,272.7	$2,541.4	$2,738.6
Ending balance of claim loss reserves for title insurance only	$2,210.9	$2,488.8	$2,679.0
Provision for title insurance claim losses as a percentage of title insurance premiums only	6.8%	5.1%	18.2%

(1)
In 2008, we assumed an estimated $1,115.8 million in additional reserves for claim losses with the acquisition of the LFG Underwriters. During 2009 we completed our evaluation of the fair value of this claims reserve as of the acquisition date and adjusted the balance by $3.1 million to reflect our best estimate of the fair value of the liability.

We continually update loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. A substantial portion of our reserve for claim losses is attributable to title insurance operations. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. Due to the uncertainty inherent in the process and to the judgment used by management the ultimate liability may be greater or less than our current reserves. As a result of continued volatility experienced during 2010 in claim development on policy years 2005 - 2007, we believe there is an increased level of uncertainty attributable to these policy years.

During the year ended December 31, 2009, we released excess title reserves of $74.4 million in addition to recording an average 7.3% provision for claims losses. The release of excess reserves was due to analysis of the reserve position in light of consistently lower claim payments since 2008. During the year ended December 31, 2008, we recorded a charge to the provision for title claim losses of $261.6 million resulting from adverse claim loss development on prior policy years. This charge was in addition to the provision for title insurance claim losses of 8.5% for 2008. Because reported and paid claims continued to exceed expected claims in these years, we modified our actuarial model in 2008 to more heavily weight the three most recent full years’ data on loss experience and to incorporate that data into the assumptions and factors that determine ultimate expected loss experience

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for all prior calendar years. In response to the favorable development on recent year claims, the average title loss provision rate decreased in 2009 and 2010.

Beginning in 2007, we began making payments on a group of related claims alleging negligence and fraud related to issuing title insurance policies and closing escrow transactions. We believed that we had the ability to recoup all of these payments, subject to a $10 million retention, from various insurance policies. Through December 31, 2007, we had paid approximately $51.9 million in claims, had received cash recoupment from insurance carriers of approximately $15.5 million and had an insurance recoverable of $31.4 million included in the Consolidated Balance Sheet. Through March 31, 2008, we had paid an additional $79.3 million in claims, had received an additional $27.5 million in cash recoupment from insurance carriers and had an insurance recoverable of $78.2 million included in the Consolidated Balance Sheet. During the remainder of 2008 and through the third quarter of 2009 there were approximately $8.2 million in claims payments and approximately $3.2 million in insurance recoveries resulting in an $83.2 million insurance recoverable included in the Consolidated Balance Sheet at that time. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, the Company paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of December 31, 2009, we carried an $8.2 million receivable related to these coverages. During the first quarter of 2010, we reached a settlement agreement with the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8 million in compensatory damages. The $16.2 million settlement amount was received in February 2010.

Note L.      Commitments and Contingencies

Legal and Regulatory Contingencies

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits which make allegations related to aspects of our insurance operations.  We believe that no actions, other than the matter discussed below, depart from customary litigation incidental to our business.

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded.   None of the amounts we have currently recorded is considered to be individually or in the aggregate significant to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On November 24, 2010, plaintiffs filed a class action in the United States District court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company, Lawyers Title Insurance Company, and Does 1-20. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. Plaintiffs have sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. We have employed counsel and intend to vigorously defend the action. The case did not include a statement as to the amount of damages demanded, but instead included a demand for damages in an amount to be proved at trial. Due to the early stage of this case, it is not possible to make meaningful estimates, if any, of the amount or range of loss that could result from this case at this time.

Various governmental entities are studying the title insurance product, market, pricing, business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.

Escrow Balances

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $4.6 billion at December 31, 2010. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2010 and 2009 related to these arrangements.

Operating Leases

Future minimum operating lease payments are as follows (dollars in millions):
2011	$117.2
2012	85.0
2013	52.1
2014	33.4
2015	17.6
Thereafter	88.2
Total future minimum operating lease payments	$393.5

Rent expense incurred under operating leases during the years ended December 31, 2010, 2009 and 2008 was $137.2 million, $153.1 million, and $138.0 million, respectively. Rent expense in 2010, 2009, and 2008 includes abandoned lease charges related to office closures of $11.7 million, $7.4 million, and $23.4 million, respectively.

We are party to an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75.0 million. As of December 31, 2010, the full $75.0 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. In February 2011, we started the process of renewing the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

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

Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2010, the combined statutory unearned premium reserve required and reported for our title insurers was $1,994.0 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.

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

Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2010, $2,825.9 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2011, our title insurers can pay or make distributions to us of approximately $76.1 million, without prior approval.

The combined statutory capital and surplus of our title insurers was $1,129.5 million and $988.2 million as of December 31, 2010 and 2009, respectively. The combined statutory net (losses) earnings of our title insurance subsidiaries were $(46.6) million, $237.2, and $(170.5) million for the years ended December 31, 2010, 2009, and 2008, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of the states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, the timing of amounts added or released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2010 and 2009, respectively, was lower by approximately $288.1 million and $245.3 million than if we had reported such amounts in accordance with NAIC SAP.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2010.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2010.

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

On October 25, 2006, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. This includes 4,320,750 shares repurchased in 2009 for $57.1 million, or an average of $13.21 per share and 3,165,470 shares repurchased in 2008 for $46.0 million, or $14.53 per share. On July 21, 2009, the Board of Directors approved a new three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We began repurchasing shares under this program in October 2009, and we repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share in 2009 and 8,664,262 shares for $117.6 million, or an average of $13.57 per share in 2010, including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. Subsequent to year-end we repurchased a total of 560,150 shares for $7.8 million or an average of $13.92 per share through market close on February 22, 2011. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 10,518,812 shares for $143.3 million, or an average of $13.62 per share. On January 27, 2011, our Board of Directors approved an increase in the number of shares that may be repurchased under the program, resulting in 10,000,000 shares in the aggregate remaining that may be purchased under the plan.

Note N.      Employee Benefit Plans

Stock Purchase Plan

During the three-year period ended December 31, 2010, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.

We contributed $11.9 million, $11.4 million, and $15.2 million to the ESPPs in the years ended December 31, 2010, 2009, and 2008, respectively, in accordance with the employer’s matching contribution.

401(k) Profit Sharing Plan

During the three-year period ended December 31, 2010, we have offered our employees the opportunity to participate in
401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. There was no employer match for the years ended December 31, 2010, 2009, and 2008.

Stock Option Plans

In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008, the stockholders of FNF approved an amendment to further increase the number of shares for issuance under the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Ominbus Plan by 11.0 million shares. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis.  The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2010, there were 2,666,901 shares of restricted stock and 21,826,954 stock options outstanding under this plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors. Options vest over a 3 to 4 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. A grant of approximately 0.8 million shares was made to various employees and directors in 2010 and vests according to certain time based and operating performance criteria. A grant of 1.5 million shares made to the Chairman in 2009 contains time based and market based criteria for vesting purposes.

Stock option transactions under the Omnibus Plan for 2008, 2009, and 2010 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2007	18,008,834	$14.57	9,904,089
Granted	6,162,942	7.09
Exercised	(775,092)	6.93
Cancelled	(177,401)	17.70
Balance, December 31, 2008	23,219,283	$12.82	11,971,263
Granted	2,533,250	15.30
Exercised	(2,118,631)	9.17
Cancelled	(395,256)	14.89
Balance, December 31, 2009	23,238,646	$13.39	14,119,807
Granted	150,000	13.65
Exercised	(933,575)	5.10
Cancelled	(628,117)	21.23
Balance, December 31, 2010	21,826,954	$13.52	16,241,130

Restricted stock transactions under the Omnibus Plan in 2008, 2009, and 2010 are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2007	2,076,052	$16.82
Granted	1,370,358	11.46
Cancelled	(28,973)	16.98
Vested	(1,165,137)	19.54
Balance, December 31, 2008	2,252,300	$12.71
Granted	1,044,000	14.06
Cancelled	(23,833)	17.61
Vested	(1,303,927)	17.32
Balance, December 31, 2009	1,968,540	$13.10
Granted	1,600,820	13.73
Cancelled	(5,471)	13.33
Vested	(896,988)	13.92
Balance, December 31, 2010	2,666,901	$13.20

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $7.09	6,331,397	5.38	$6.89	$43.0	4,332,216	5.18	$6.80	$29.8
$7.10 — $13.64	6,880,179	3.98	13.19	3.4	5,578,356	3.77	13.09	3.3
$13.65 — $14.06	1,129,250	5.98	14.05	—	344,430	5.98	14.06	—
$14.07 — $16.16	1,500,000	8.05	16.16	—	—	—	—	—
$16.17 — $20.60	2,691,335	2.21	17.08	—	2,691,335	2.21	17.08	—
$20.61 — $21.90	1,680,793	4.81	21.89	—	1,680,793	4.81	21.89	—
$21.91 — $23.44	1,614,000	5.96	23.42	—	1,614,000	5.96	23.42	—
	21,826,954	4.76	$13.52	$46.4	16,241,130	4.26	$14.03	$33.1

We account for stock-based compensation plans in accordance with the FASB standard on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings reflects stock-based compensation expense amounts of $25.1 million, $33.7 million, and $32.7 million, for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in personnel costs in the reported financial results of each period.

The risk free interest rates used in the calculation of compensation cost are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2010, 2009, and 2008, we used risk free interest rates of 2.0%, 2.5%, and 2.5%, respectively; volatility factors for the expected market price of the common stock of 57%, 53%, and 40%, respectively; expected dividend yields of 5.0%, 3.9%, and 4.0%, respectively; and weighted average expected lives of 4.4 years, 4.8 years, and 5.0 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2010, 2009, and 2008, were $4.57, $5.32, and $1.87, respectively.

At December 31, 2010, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $45.5 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.58 years.

Pension Plans

In connection with the Chicago Title merger, we assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to the FASB standard on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.

The net pension liability included in accounts payable and accrued liabilities as of December 31, 2010, and 2009 is $22.0 million and $27.6 million, respectively. The discount rate used to determine the benefit obligation as of the years ending December 31, 2010 and 2009 was 5.04% and 5.61%, respectively. As of the years ending December 31, 2010 and 2009 the net benefit obligation was $158.1 million and $152.2 million, respectively, and the fair value of plan assets was $136.1 million and $124.6 million, respectively. The net periodic expense included in the results of operations relating to these plans was $7.4 million, $5.6 million, and $3.8 million for the years ending December 31, 2010, 2009, and 2008, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Postretirement and Other Nonqualified Employee Benefit Plans

We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of the LFG Underwriters, we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $26.0 million and $35.9 million at December 31, 2010 and 2009, respectively. The net (benefit) costs included in the results of operations relating to these plans were $(1.3) million, $1.7 million, and $1.5 million for the years ending December 31, 2010, 2009, and 2008, respectively.

Note O.      Supplementary Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Cash paid (received) during the year:
Interest	$41.5	$51.3	$64.4
Income taxes	33.8	(2.5)	(37.4)
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$16.7	$77.4	$1,645.4
Less: Total purchase price	11.0	47.9	243.2
Liabilities assumed	$5.7	$29.5	$1,402.2

Note P.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

 In the normal course of business we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.

We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2010	2009	2008
California	15.7%	17.6%	17.6%
Texas	11.3%	10.3%	12.5%
New York	7.8%	6.9%	7.4%
Florida	6.2%	5.7%	7.7%

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

Note Q.      Segment Information

Summarized financial information concerning our reportable segments is shown in the following table.

As of and for the year ended December 31, 2010:

	Fidelity National Title Group	Specialty Insurance	Corporate and Other	Total
	(In millions)
Title premiums	$3,641.2	$—	$—	$3,641.2
Other revenues	1,269.7	391.6	56.6	1,717.9
Revenues from external customers	4,910.9	391.6	56.6	5,359.1
Interest and investment income, including realized gains and losses	242.5	12.7	126.0	381.2
Total revenues	$5,153.4	$404.3	$182.6	$5,740.3
Depreciation and amortization	83.8	4.4	2.2	90.4
Interest expense	0.3	—	45.9	46.2
Earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$491.0	$27.3	$44.1	$562.4
Income tax expense (benefit)	162.0	(1.0)	24.6	185.6
Earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	329.0	28.3	19.5	376.8
Equity in earnings (loss) of unconsolidated affiliates	1.1	—	(2.3)	(1.2)
Earnings from continuing operations	$330.1	$28.3	$17.2	$375.6
Assets	$6,608.4	$445.2	$833.9	$7,887.5
Goodwill	1,419.9	28.7	22.1	1,470.7

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2009:

	Fidelity National Title Group	Specialty Insurance	Corporate and Other	Total
	(In millions)
Title premiums	$3,927.6	$—	$—	$3,927.6
Other revenues	1,317.3	366.0	35.6	1,718.9
Revenues from external customers	5,244.9	366.0	35.6	5,646.5
Interest and investment income, including realized gains and losses	165.9	14.2	1.8	181.9
Total revenues	$5,410.8	$380.2	$37.4	$5,828.4
Depreciation and amortization	101.3	5.1	2.8	109.2
Interest expense	0.8	—	35.9	36.7
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$372.9	$43.6	$(71.6)	$344.9
Income tax expense (benefit)	115.8	14.5	(23.5)	106.8
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	257.1	29.1	(48.1)	238.1
Equity in earnings (loss) of unconsolidated affiliates	3.8	—	(15.5)	(11.7)
Earnings (loss) from continuing operations	$260.9	$29.1	$(63.6)	$226.4
Assets	$6,385.3	$456.2	$1,092.9	$7,934.4
Goodwill	1,401.2	28.7	25.3	1,455.2

As of and for the year ended December 31, 2008:

	Fidelity National Title Group	Specialty Insurance	Corporate and Other	Total
	(In millions)
Title premiums	$2,695.0	$—	$—	$2,695.0
Other revenues	1,034.3	373.4	37.0	1,444.7
Revenues from external customers	3,729.3	373.4	37.0	4,139.7
Interest and investment income, including realized gains and losses	87.3	9.9	14.3	111.5
Total revenues	$3,816.6	$383.3	$51.3	$4,251.2
Depreciation and amortization	115.0	4.9	2.2	122.1
Interest expense	5.7	0.5	52.4	58.6
(Loss) earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$(231.0)	$35.0	$(83.7)	$(279.7)
Income tax (benefit) expense	(98.2)	11.7	(33.4)	(119.9)
(Loss) earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(132.8)	23.3	(50.3)	(159.8)
Equity in earnings (loss) of unconsolidated affiliates	1.1	—	(14.5)	(13.4)
(Loss) earnings from continuing operations	$(131.7)	$23.3	$(64.8)	$(173.2)
Assets	$6,766.2	$422.6	$1,179.4	$8,368.2
Goodwill	1,484.3	28.7	68.7	1,581.7

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

Corporate and Other

The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Ceridian and Remy and our former investment in Sedgwick. During the year ended December 31, 2008, we recorded a $4.0 million impairment charge to an intangible asset in the corporate and other segment.

Note R.      Recent Accounting Pronouncements

In December 2010, the FASB updated ASC Topic 805, to clarify disclosure requirements related to comparative financial statements presented as a result of a business combination. This update is effective prospectively for business combinations occurring during the first annual reporting period beginning on or after December 15, 2010. We do not expect this update to have a material impact on our financial condition or results of operations.

In December 2010, the FASB updated ASC Topic 350, expanding requirements over goodwill impairment testing. Under the modified guidance, all companies must assess the existence and extent of impairment on all reporting units whose carrying amounts are zero or negative considering both quantitative and qualitative factors. This update is effective for interim and annual periods beginning after December 15, 2010. We do not expect this update to have a material impact on our financial condition or results of operations.

In January 2010, the FASB updated ASC Topic 820, to require additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update is effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. These additional disclosure requirements required for the year ended December 31, 2010 have not impacted our disclosures on fair value measurements. We do not expect the update effective for the year ending December 31, 2011 to have a material impact on our financial condition or results of operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	92
Schedule V: Valuation and Qualifying Accounts	96

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
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30% and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.7	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))

10.1
Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)

10.4
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)

10.5
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)

Exhibit Number	Description

10.6
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards.(1)
10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.9
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.12
Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF's Current Report on Form 8-K filed on February 6, 2006).(1)

10.13	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF's Current Report on Form 8-K filed on February 6, 2006).(1)
10.14
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.15
Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.16
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.18
Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.19
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.20
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.21
Amended and Restated Employment Agreement between the registrant and Alan L. Stinson, effective as of October 20, 2010. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.22
Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1) (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.24
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

Exhibit Number	Description
10.26
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.27	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.28
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

Fidelity National Financial, Inc.
By:	/s/ George P. Scanlon
George P. Scanlon
Chief Executive Officer

Date: February 23, 2011

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George P. Scanlon	Chief Executive Officer	February 23, 2011
George P. Scanlon	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 23, 2011
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 23, 2011
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 23, 2011
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 23, 2011
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 23, 2011
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 23, 2011
Daniel D. (Ron) Lane

/s/ General William Lyon	Director	February 23, 2011
General William Lyon

/s/ Richard N. Massey	Director	February 23, 2011
Richard N. Massey

/s/ Peter O. Shea, Jr.	Director	February 23, 2011
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 23, 2011
Cary H. Thompson

/s/ Frank P. Willey	Director	February 23, 2011
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 23, 2011, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010, as contained in the Annual Report on Form 10-K for the year 2010. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 23, 2011
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2010	2009
	(In millions,
	except share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	135.1	65.8
Investment in unconsolidated affiliates	367.2	507.8
Income taxes receivable	15.7	56.5
Deferred tax assets	32.1	128.9
Investments in and amounts due from subsidiaries	3,831.6	3,455.7
Property and equipment, net	10.3	9.5
Prepaid expenses and other assets	34.1	6.3
Other intangibles, net	8.7	5.8
Total assets	$4,434.8	$4,236.3
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$38.9	$30.7
Notes payable	951.5	860.7
	990.4	891.4
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2010 and 2009; issued 252,184,269 shares and 249,713,996 shares at December 31, 2010 and 2009, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	3,745.0	3,712.1
Retained earnings (deficit)	110.3	(102.4)
Accumulated other comprehensive earnings	12.6	35.6
Less treasury stock, 28,435,980 shares and 19,496,888 shares at December 31, 2010 and December 31, 2009, respectively, at cost	(440.8)	(319.4)
Total equity of Fidelity National Financial, Inc. common shareholders	3,427.1	3,325.9
Noncontrolling interests	17.3	19.0
Total equity	3,444.4	3,344.9
Total liabilities and equity	$4,434.8	$4,236.3

See Notes to Financial Statements and Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)
Revenues:
Other fees and revenue	$4.3	$4.6	$3.6
Interest and investment income (loss) and realized gains (losses)	97.2	(7.2)	14.7
Total revenues (loss)	101.5	(2.6)	18.3
Expenses:
Personnel expenses	23.9	19.9	14.9
Other operating expenses	12.6	12.2	20.3
Interest expense	47.5	38.6	54.1
Total expenses	84.0	70.7	89.3
Earnings (loss) before income tax expense (benefit) and equity in earnings (loss) of subsidiaries	17.5	(73.3)	(71.0)
Income tax expense (benefit)	5.8	(22.7)	(30.2)
Earnings (loss) before equity in earnings (loss) of subsidiaries	11.7	(50.6)	(40.8)
Equity in earnings (loss) of subsidiaries	363.9	275.1	(142.4)
Earnings (loss) before earnings (loss) attributable to noncontrolling interest	375.6	224.5	(183.2)
Earnings (loss) attributable to noncontrolling interest	5.5	2.2	(4.2)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$370.1	$222.3	$(179.0)
Basic earnings (loss) per share	$1.64	$0.99	$(0.85)
Weighted average shares outstanding, basic basis	226.2	224.7	210.0
Diluted earnings (loss) per share	$1.61	$0.97	$(0.85)
Weighted average shares outstanding, diluted basis	229.3	228.5	210.0
Retained (deficit) earnings, beginning of year	$(102.4)	$(188.9)	$213.2
Dividends declared	(157.4)	(135.8)	(223.1)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	370.1	222.3	(179.0)
Retained earnings (deficit), end of year	$110.3	$(102.4)	$(188.9)

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Operating Activities:
Net earnings (loss)	$375.6	$224.5	$(183.2)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(363.9)	(275.1)	142.4
Losses (gains) on sales of investments and other assets	(97.5)	4.8	2.5
Stock-based compensation cost	25.1	33.7	32.7
Tax benefit associated with the exercise of stock options	(3.0)	(2.4)	(0.3)
Net increase (decrease) in income taxes	159.1	138.3	(72.0)
Net decrease (increase) in prepaid expenses and other assets	1.3	7.0	(9.8)
Net increase (decrease) in accounts payable and other accrued liabilities	18.4	(6.3)	(32.9)
Net cash provided by (used in) operating activities	115.1	124.5	(120.6)
Cash Flows From Investing Activities:
Net (proceeds) purchases of investments available for sale	(11.1)	1.9	13.4
Net additions to investments in subsidiaries	—	57.5	—
Net (purchases) proceeds from short-term investing activities	(59.1)	50.3	(89.8)
Net (purchases) sales of property, equipment and other assets	(2.3)	1.4	(1.3)
Proceeds from the sale of Sedgwick CMS	193.6	—	53.9
Net cash provided by (used in) investing activities	121.1	111.1	(23.8)
Cash Flows From Financing Activities:
Borrowings	600.0	—	170.0
Equity offering	—	331.4	—
Debt service payments	(509.2)	(264.9)	(120.0)
Debt issuance costs	(2.3)	—	—
Dividends paid	(156.6)	(135.8)	(223.1)
Purchases of treasury stock	(117.6)	(74.9)	(45.9)
Exercise of stock options	4.8	19.4	5.3
Tax benefit associated with the exercise of stock options	3.0	2.4	0.3
Net (payments) borrowings and dividends from subsidiaries	(58.3)	(113.2)	357.8
Net cash (used in) provided by financing activities	(236.2)	(235.6)	144.4
Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—
See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2009 presentation to conform to the classifications used in 2010.

B.    Notes Payable

Notes payable consist of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	$299.7	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.2	245.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	165.6	165.5
Syndicated credit agreement, unsecured, unused portion of $701.2 million at December 31, 2010, composed of $6.9 million due October 2011 with interest payable monthly at LIBOR plus 0.475% (0.74% at December 31, 2010) and $243.1 million due March 2013 with interest payable monthly at LIBOR plus 1.50% (1.76% at December 31, 2010)	250.0	400.0
Subordinated note payable to LFG Liquidation Trust, interest payable annually	—	50.0
	$951.5	$860.7

C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Cash paid (received) during the year:
Interest paid	$49.2	$40.6	$50.3
Income tax payments (refunds)	33.8	(2.5)	(37.4)

On December 22, 2008 we, along with two of our subsidiaries, Chicago Title Insurance Company and Fidelity National Title Insurance Company (“FNTIC’’), completed the acquisition of certain title insurance subsidiaries from LandAmerica Financial Group, Inc. (“LFG”). The purchase price of one of these subsidiaries, Lawyers Title Insurance Corporation (“Lawyers”), included a $50 million subordinated note from us, which was paid in full during 2010 (see note B), and $50 million of our common stock (3,176,620 shares valued at $15.74 per share at the time of closing). Immediately subsequent to the acquisition, we contributed our ownership interest in Lawyers to FNTIC.

D.     Cash Dividends Received

We have received cash dividends from subsidiaries and affiliates of $0.3 billion, $0.2 billion, and $0.2 billion during the years ended December 31, 2010, 2009, and 2008, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(Dollars in millions)
Year ended December 31, 2010:
Reserve for claim losses	$2,541.4	$402.9	$—		$671.6	(1)	$2,272.7
Allowance on trade and notes receivables	29.5	11.0	—		11.7	(2)	28.8

Year ended December 31, 2009:
Reserve for claim losses	$2,738.6	$329.4	$(3.1)	(3)	$523.5	(1)	$2,541.4
Allowance on trade and notes receivables	32.6	5.7	(0.7)	(2)	9.4	(2)
			1.3	(3)			29.5
Year ended December 31, 2008:
Reserve for claim losses	$1,419.9	$630.4	$1,115.8	(3)	$427.5	(1)	$2,738.6
Allowance on trade and notes receivables	13.1	9.9	0.3	(2)	6.0	(2)
			15.3	(3)			32.6
____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

(3)
Represents reserves assumed in the acquisition of certain title insurance underwriters from LandAmerica Financial Group, Inc. on December 22, 2008 and related purchase accounting adjustments recorded in the year ended December 31, 2009 (see note B to Notes to Consolidated Financial Statements).

See Accompanying Report of Independent Registered Public Accounting Firm

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
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 7.30% and 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5	Form of 7.30% note due August 15, 2011 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.7	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))

10.1
Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Stock Purchase Agreement, dated as of November 25, 2008, as amended and restated as of December 12, 2008, as further amended and restated as of December 21, 2008, among Fidelity National Title Insurance Company, Chicago Title Insurance Company, and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.)

10.4
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 15, 2008).(1)

10.5
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

10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards.(1)
10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(1)

Exhibit Number	Description

10.9
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
10.12
Fidelity Sedgwick Holdings, Inc. 2006 Stock Incentive Plan (the “FSH Plan”), effective as of January 31, 2006 (incorporated by reference to Exhibit 99.3 to Old FNF's Current Report on Form 8-K filed on February 6, 2006).(1)

10.13	Form of Stock Option Agreement under the FSH Plan (incorporated by reference to Exhibit 99.4 to Old FNF's Current Report on Form 8-K filed on February 6, 2006).(1)
10.14
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.15
Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.16
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.18
Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.19
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008(incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.20
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.21
Amended and Restated Employment Agreement between the registrant and Alan L. Stinson, effective as of October 20, 2010. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.22
Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(1) (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Alan L. Stinson, effective as of January 1, 2009(incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1).

10.24
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008(incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.26
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.27	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex E to the Information Statement).(1)
10.28
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K