Form 10-Q
period 2011-03-31
Fidelity National Financial, Inc.
filed 2011-05-05
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of April 30, 2011, there were 223,266,576 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2011

i

Part I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2011 and December 31, 2010 includes $265.1 and $251.9, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,482.4	$3,494.3
Preferred stock available for sale, at fair value	50.2	—
Equity securities available for sale, at fair value	68.3	75.2
Investments in unconsolidated affiliates	553.3	527.7
Other long-term investments	135.1	132.7
Short-term investments	57.3	128.6
Total investments	4,346.6	4,358.5
Cash and cash equivalents, at March 31, 2011 and December 31, 2010 includes $148.8 and $146.2, respectively, of pledged cash related to secured trust deposits	530.6	580.8
Trade and notes receivables, net of allowance of $27.7 and $28.8, respectively, at March 31, 2011 and December 31, 2010	247.5	270.7
Goodwill	1,471.0	1,470.7
Prepaid expenses and other assets	409.4	389.1
Capitalized software, net	42.7	44.0
Other intangible assets, net	149.4	155.2
Title plants	390.3	390.8
Property and equipment, net	178.7	179.9
Income taxes receivable	—	15.7
Deferred tax assets	34.6	32.1
Total assets	$7,800.8	$7,887.5
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$617.4	$700.3
Accounts payable to related parties	7.1	8.3
Deferred revenue	120.7	121.4
Notes payable	952.0	952.0
Reserve for claim losses	2,237.8	2,272.7
Secured trust deposits	400.0	388.4
Income taxes payable	14.1	—
Total liabilities	4,349.1	4,443.1
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2011 and December 31, 2010; issued 252,494,937 as of March 31, 2011 and 252,184,269 as of December 31, 2010	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,753.5	3,745.0
Retained earnings	125.9	110.3
Accumulated other comprehensive earnings	5.9	12.6
Less: treasury stock, 29,248,355 shares and 28,435,980 shares as of March 31, 2011 and December 31, 2010, respectively, at cost	(452.0)	(440.8)
Total Fidelity National Financial, Inc. shareholders’ equity	3,433.3	3,427.1
Noncontrolling interests	18.4	17.3
Total equity	3,451.7	3,444.4
Total liabilities and equity	$7,800.8	$7,887.5
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Direct title insurance premiums	$322.9	$281.4
Agency title insurance premiums	423.3	483.8
Escrow, title related and other fees	313.2	294.5
Specialty insurance	92.8	86.3
Interest and investment income	36.1	38.8
Realized gains and losses, net	19.9	28.6
Total revenues	1,208.2	1,213.4
Expenses:
Personnel costs	391.3	370.7
Other operating expenses	285.4	299.0
Agent commissions	327.7	384.4
Depreciation and amortization	20.5	23.0
Provision for claim losses	86.7	86.3
Interest expense	14.3	7.1
Total expenses	1,125.9	1,170.5
Earnings before income taxes and equity in losses of unconsolidated affiliates	82.3	42.9
Income tax expense	29.6	13.3
Earnings before equity in losses of unconsolidated affiliates	52.7	29.6
Equity in losses of unconsolidated affiliates	(8.6)	(10.7)
Net earnings	44.1	18.9
Less: Net earnings attributable to noncontrolling interests	1.6	2.4
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$42.5	$16.5

Earnings per share
Basic and diluted net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.19	$0.07
Weighted average shares outstanding, basic basis	220.7	227.5
Weighted average shares outstanding, diluted basis	223.6	230.3
Cash dividends per share	$0.12	$0.15
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2011	2010
	(Unaudited)
Net earnings	$44.1	$18.9
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(11.1)	13.3
Unrealized gain on investments in unconsolidated affiliates (2)	6.1	0.4
Unrealized gain on foreign currency translation (3)	0.6	1.6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(2.3)	(20.0)
Other comprehensive losses	(6.7)	(4.7)
Comprehensive earnings	37.4	14.2
Less: Comprehensive earnings attributable to noncontrolling interests	1.6	2.4
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$35.8	$11.8
_______________________________________

(1)	Net of income tax (benefit) expense of $(6.8) million and $7.7 million for the three-month periods ended March 31, 2011 and 2010, respectively.

(2)	Net of income tax expense of $3.7 million and $0.2 million for the three-month periods ended March 31, 2011 and 2010, respectively.

(3)	Net of income tax expense of $0.4 million and $0.9 million for the three-month periods ended March 31, 2011 and 2010, respectively.

(4)	Net of income tax expense of $1.4 million and $11.6 million for the three-month periods ended March 31, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount	Interests	Total Equity
Balance, December 31, 2010	252.2	$—	$3,745.0	$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
Exercise of stock options	0.3	—	2.0	—	—	—	—	—	2.0
Treasury stock repurchased	—	—	—	—	—	0.7	(11.2)	—	(11.2)
Other comprehensive earnings — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(13.4)	—	—	—	(13.4)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6.1	—	—	—	6.1
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	0.6	—	—	—	0.6
Stock-based compensation	—	—	6.5	—	—	—	—	—	6.5
Dividends declared	—	—	—	(26.9)	—	—	—	—	(26.9)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Net earnings	—	—	—	42.5	—	—	—	1.6	44.1
Balance, March 31, 2011	252.5	$—	$3,753.5	$125.9	$5.9	29.2	$(452.0)	$18.4	$3,451.7
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$44.1	$18.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	20.5	23.0
Equity in losses of unconsolidated affiliates	8.6	10.7
Gain on sales of investments and other assets, net	(19.9)	(28.6)
Stock-based compensation cost	6.5	5.6
Tax benefit associated with the exercise of stock options	—	(1.0)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in pledged cash, pledged investments, and secured trust deposits	(4.0)	7.1
Net decrease in trade receivables	24.4	7.1
Net increase in prepaid expenses and other assets	(12.8)	(13.2)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(85.6)	(88.6)
Net decrease in reserve for claim losses	(34.9)	(42.4)
Net change in income taxes	32.1	13.3
Net cash used in operating activities	(21.0)	(88.1)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	212.0	223.8
Proceeds from calls and maturities of investment securities available for sale	200.1	129.3
Proceeds from sale of other assets	1.7	9.9
Cash received (expended) as collateral on loaned securities, net	0.8	(0.4)
Additions to property and equipment	(8.9)	(5.9)
Additions to capitalized software	(3.3)	(0.3)
Purchases of investment securities available for sale	(441.5)	(206.3)
Net proceeds from (purchases of) short-term investment securities	71.3	(5.6)
Contributions to investments in unconsolidated affiliates	(26.0)	(21.1)
Distributions from unconsolidated affiliates	0.8	6.2
Net other investing activities	(2.3)	(1.1)
Acquisitions/disposals of businesses, net of cash acquired	(0.3)	0.4
Net cash provided by investing activities	4.4	128.9
Cash flows from financing activities:
Borrowings	—	50.0
Debt service payments	—	(50.3)
Dividends paid	(26.5)	(34.3)
Subsidiary dividends paid to noncontrolling interest shareholders	(0.5)	(0.7)
Exercise of stock options	2.0	2.9
Tax benefit associated with the exercise of stock options	—	1.0
Purchases of treasury stock	(11.2)	(12.0)
Net cash used in financing activities	(36.2)	(43.4)
Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(52.8)	(2.6)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	434.6	105.3
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$381.8	$102.7
Supplemental cash flow information:
Income tax refunds	$—	$(2.0)
Interest paid	$14.6	$14.2
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Financial Statements
     The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “We,” “Us,” “Our,” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
     Certain reclassifications have been made in the 2010 Condensed Consolidated Financial Statements to conform to classifications used in 2011. In addition, we have corrected a mathematical error within the Statement of Comprehensive Earnings for the period ending March 31, 2010, which resulted in a decrease to previously reported comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders of $9.4 million. The error had no impact on our other Condensed Consolidated Financial Statements presented.
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
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
A summary of the agreements that were in effect with FIS through March 31, 2011, is as follows:

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

•	Real estate management and lease agreements. Included in our revenues are amounts received related to leases or subleases of certain office space and furnishings to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(In millions)
Rental revenue	$—	$0.4
Corporate services and cost-sharing (expense) revenue	(1.1)	0.7
Data processing expense	(9.4)	(11.6)
Net expense	$(10.5)	$(10.5)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $7.1 million as of March 31, 2011 and $8.3 million as of December 31, 2010.
On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $52.4 million and $43.9 million as of March 31, 2011 and December 31, 2010, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

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

The following table presents the computation of basic and diluted earnings per share:
	Three months ended March 31,
	2011	2010
	(In millions, except per share amounts)
Basic and diluted net earnings attributable to FNF common shareholders	$42.5	$16.5

Weighted average shares outstanding during the period, basic basis	220.7	227.5
Plus: Common stock equivalent shares assumed from conversion of options	2.9	2.8
Weighted average shares outstanding during the period, diluted basis	223.6	230.3

Basic earnings per share attributable to FNF common shareholders	$0.19	$0.07
Diluted earnings per share attributable to FNF common shareholders	$0.19	$0.07
     Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 8.7 million shares and 14.1 million shares for the three months ended March 31, 2011 and 2010.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$228.9	$—	$228.9
State and political subdivisions	—	1,394.5	—	1,394.5
Corporate debt securities	—	1,543.7	—	1,543.7
Mortgage-backed/asset-backed securities	—	233.3	—	233.3
Foreign government bonds	—	82.0	—	82.0
Preferred stock available for sale	12.8	37.4	—	50.2
Equity securities available for sale	68.3	—	—	68.3
Other long-term investments	—	—	93.2	93.2
Total	$81.1	$3,519.8	$93.2	$3,694.1

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$313.5	$—	$313.5
State and political subdivisions	—	1,374.0	—	1,374.0
Corporate debt securities	—	1,532.7	—	1,532.7
Mortgage-backed/asset-backed securities	—	184.0	—	184.0
Foreign government bonds and other fixed maturity securities	—	80.6	9.5	90.1
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6
     Our Level 2 fair value measures are provided by third-party pricing services. We utilize one firm for our municipal bond portfolio and another for our other Level 2 investments. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. The pricing methodologies used by the relevant third party pricing services are:

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

Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

Preferred stock: These securities are valued based on relevant market data for similar assets in active markets adjusted by risks inherent to the security such as credit, refunding, and liquidity. Dividends accrued are also considered in the valuation of certain preferred stocks.
     Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $75.0 million and fair value of $93.2 million at March 31, 2011 and a par value of $75.0 million and fair value of $90.1 million at December 31, 2010. The structured notes are held for general investment purposes and represent approximately two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying indexes, exchange-traded funds, and foreign currencies. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of March 31, 2011.
     The following table presents the changes in our investments that are classified as Level 3 for the period ended March 31, 2011 (in millions):

Balance, December 31, 2010	$99.6
Proceeds received upon call/sales	(8.7)
Realized gains	6.8
Net change included in other comprehensive earnings	(4.5)
Balance, March 31, 2011	$93.2
     The carrying amounts of accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in note D.
Note D — Investments
     The carrying amounts and fair values of our securities available for sale at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$228.9	$221.3	$10.0	$(2.4)	$228.9
States and political subdivisions	1,394.5	1,368.6	33.6	(7.7)	1,394.5
Corporate debt securities	1,543.7	1,494.1	57.4	(7.8)	1,543.7
Mortgage-backed/asset-backed securities	233.3	227.0	6.3	—	233.3
Other	82.0	81.0	1.7	(0.7)	82.0
Preferred stock available for sale	50.2	50.6	0.1	(0.5)	50.2
Equity securities available for sale	68.3	36.6	31.7	—	68.3
Total	$3,600.9	$3,479.2	$140.8	$(19.1)	$3,600.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

	December 31, 2010
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$313.5	$303.8	$11.8	$(2.1)	$313.5
States and political subdivisions	1,374.0	1,343.3	37.9	(7.2)	1,374.0
Corporate debt securities	1,532.7	1,469.6	69.4	(6.3)	1,532.7
Mortgage-backed/asset-backed securities	184.0	176.8	7.2	—	184.0
Other	90.1	83.7	6.8	(0.4)	90.1
Equity securities available for sale	75.2	51.1	24.4	(0.3)	75.2
Total	$3,569.5	$3,428.3	$157.5	$(16.3)	$3,569.5
The cost basis on fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2011:

	March 31, 2011
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$253.1	7.5%	$256.6	7.4%
After one year through five years	1,383.9	40.8	1,444.2	41.5
After five years through ten years	1,404.8	41.4	1,422.7	40.8
After ten years	123.2	3.6	125.6	3.6
Mortgage-backed/asset-backed securities	227.0	6.7	233.3	6.7
Total	$3,392.0	100.0%	$3,482.4	100.0%
Subject to call	$629.7	18.6%	$639.8	18.4%
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
     The balance of equity securities is primarily composed of an investment in FIS stock. The fair value of our investment in the FIS stock was $52.4 million and $43.9 million as of March 31, 2011 and December 31, 2010, respectively.
      Included in our other long-term investments are fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $93.2 million and $90.1 million as of March 31, 2011 and December 31, 2010, respectively, and we recorded a net gain (loss) of $3.1 million and $(0.8) million related to the structured notes in the three-month periods ended March 31, 2011 and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010, were as follows (in millions):

March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$50.0	$(2.3)	$0.4	$(0.1)	$50.4	$(2.4)
States and political subdivisions	298.6	(7.7)	—	—	298.6	(7.7)
Corporate debt securities	273.4	(7.8)	—	—	273.4	(7.8)
Preferred stock	47.0	(0.5)	—	—	47.0	(0.5)
Other	30.1	(0.7)	—	—	30.1	(0.7)
Total temporarily impaired securities	$699.1	$(19.0)	$0.4	$(0.1)	$699.5	$(19.1)

December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$54.3	$(2.0)	$0.4	$(0.1)	$54.7	$(2.1)
States and political subdivisions	255.2	(7.2)	—	—	255.2	(7.2)
Corporate debt securities	251.4	(6.3)	—	—	251.4	(6.3)
Equity securities	—	—	1.8	(0.3)	1.8	(0.3)
Other	10.8	(0.4)	—	—	10.8	(0.4)
Total temporarily impaired securities	$571.7	$(15.9)	$2.2	$(0.4)	$573.9	$(16.3)
     During the three-month periods ended March 31, 2011 and 2010 we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of March 31, 2011 and December 31, 2010, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets for the three-month periods ending March 31, 2011 and 2010, respectively:

	Three months ended March 31, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$16.3	$(0.2)	$16.1	$390.8
Preferred stock available for sale	—	—	—	5.0
Equity securities available for sale	1.9	—	1.9	16.3
Other long-term investments	3.1	—	3.1	—
Other assets	—	(1.2)	(1.2)	1.7
Total	$21.3	$(1.4)	$19.9	$413.8

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

	Three months ended March 31, 2010
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$34.0	$(1.7)	$32.3	$349.7
Equity securities available for sale	0.5	—	0.5	3.4
Other long-term investments	—	(0.8)	(0.8)	—
Other assets	—	(3.4)	(3.4)	9.9
Total	$34.5	$(5.9)	$28.6	$363.0
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2011 and December 31, 2010, investments in unconsolidated affiliates consisted of (in millions):

	Current Ownership	March 31, 2011	December 31, 2010
Ceridian	33%	$372.5	$367.2
Remy	47%	129.2	108.7
Other	Various	51.6	51.8
Total		$553.3	$527.7
     On January 21, 2011, as part of a Common Stock Rights Offering ("the Offering") to all Remy common shareholders, we purchased an additional 9.9 million shares of Remy common stock in exchange for tendering our 42,359 shares of Remy preferred stock held and cash of $26.0 million. Following the Offering and preferred stock conversion, we own 14.8 million shares of Remy common stock, representing an increase of our ownership interest from 46% to 47%.
In addition to our equity method investment in Remy, we held $29.9 million in par value of a Remy term loan as of March 31, 2011 and December 31, 2010. The fair value of the term loan was $30.1 million and $29.7 million as of March 31, 2011 and December 31, 2010, respectively, and is included in our fixed maturity securities available for sale.
Also, included in our fixed maturity securities available for sale at December 31, 2010 were $54.8 million of Remy’s bonds. On December 17, 2010, as part of a credit refinancing, Remy called these bonds at 109 percent of par, payable January 14, 2011. We received the proceeds and recognized a gain of $8.5 million during the three-month period ended March 31, 2011.
      We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the three-month period ended March 31, 2011, includes our equity in Ceridian’s earnings for the period from October 1, 2010 through December 31, 2010, and our net earnings for the three-month period ended March 31, 2010, includes our equity in Ceridian’s earnings for the period from October 1, 2009 through December 31, 2009. Our net earnings for the three-month period ended March 31, 2011, includes our equity in Remy's earnings for the period from December 1, 2010 through February 28, 2011, and our net earnings for the three-month period ended March 31, 2010, includes our equity in Remy's earnings for the period from December 1, 2009 through February 28, 2010.
    During the three-month periods ended March 31, 2011 and 2010, we recorded an aggregate of $9.9 million and $8.4 million, respectively, in equity in losses of Ceridian and Remy and Sedgwick, our former minority-owned affiliate that provides claims management services to large corporate and public sector entities which was sold in May of 2010. Equity in earnings (loss) of other unconsolidated affiliates was $1.3 million and $(2.3) million for the three-month periods ended March 31, 2011 and 2010.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Summarized financial information for Ceridian for the relevant time periods included in our condensed consolidated financial statements is presented below.

	December 31, 2010	September 30, 2010
	(In millions)	(In millions)
Total current assets	$1,033.6	$1,080.3
Goodwill and other intangible assets, net	4,694.1	4,700.6
Other assets	4,267.8	4,859.2
Total assets	$9,995.5	$10,640.1
Current liabilities	$750.0	$799.5
Long-term obligations, less current portion	3,482.2	3,492.5
Other long-term liabilities	4,622.0	5,222.2
Total liabilities	8,854.2	9,514.2
Equity	1,141.3	1,125.9
Total liabilities and equity	$9,995.5	$10,640.1

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
	(In millions)
Total revenues	$393.8	$365.5
Loss before income taxes	(4.8)	(32.2)
Net earnings (loss)	0.1	(22.5)

Note E — Legal Proceedings
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. This customary litigation includes, but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our insurance operations. We believe that no actions, other than the matter discussed below, depart from customary litigation incidental to our business.

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

On November 24, 2010, plaintiffs filed a class action in the United States District court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Company. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. Plaintiffs have sued our subsidiaries Commonwealth Land

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. We have employed counsel and intend to vigorously defend the action. The case did not include a statement as to the amount of damages demanded, but instead included a demand for damages in an amount to be proved at trial. Due to the early stage of this case, it is not possible to make meaningful estimates, if any, of the amount or range of loss that could result from this case at this time. The case was transferred on our motion to a Multi District Litigation proceeding in South Carolina and a status conference was held on April 22, 2011.  This case is currently stayed until a decision is made on motions pending in a similar class action against an unrelated party.

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
Note F — Dividends
    On April 21, 2011, our Board of Directors formally declared a $0.12 per share cash dividend that is payable on June 30, 2011 to stockholders of record as of June 16, 2011.

Note G — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables.
     As of and for the three months ended March 31, 2011:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$746.2	$—	$—	$746.2
Other revenues	304.7	92.8	8.5	406.0
Revenues from external customers	1,050.9	92.8	8.5	1,152.2
Interest and investment income, including realized gains and losses	51.6	3.3	1.1	56.0
Total revenues	1,102.5	96.1	9.6	1,208.2
Depreciation and amortization	18.7	1.1	0.7	20.5
Interest expense	0.8	—	13.5	14.3
Earnings (loss), before income taxes and equity in earnings (loss) of unconsolidated affiliates	102.7	8.9	(29.3)	82.3
Income tax expense (benefit)	37.1	2.6	(10.1)	29.6
Earnings (loss), before equity in earnings (loss) of unconsolidated affiliates	65.6	6.3	(19.2)	52.7
Equity in earnings (loss) of unconsolidated affiliates	1.0	—	(9.6)	(8.6)
Net earnings (loss)	$66.6	$6.3	$(28.8)	$44.1
Assets	$6,531.8	$456.0	$813.0	$7,800.8
Goodwill	1,422.3	28.7	20.0	1,471.0

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the three months ended March 31, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$765.2	$—	$—	$765.2
Other revenues	273.4	86.3	21.1	380.8
Revenues from external customers	1,038.6	86.3	21.1	1,146.0
Interest and investment income, including realized gains and losses	37.1	3.0	27.3	67.4
Total revenues	1,075.7	89.3	48.4	1,213.4
Depreciation and amortization	21.6	1.1	0.3	23.0
Interest expense	0.1	—	7.0	7.1
Earnings before income taxes and equity in loss of unconsolidated affiliates	24.0	6.2	12.7	42.9
Income tax expense	7.4	2.1	3.8	13.3
Earnings before equity in loss of unconsolidated affiliates	16.6	4.1	8.9	29.6
Equity in loss of unconsolidated affiliates	(1.4)	—	(9.3)	(10.7)
Net earnings (loss)	$15.2	$4.1	$(0.4)	$18.9
Assets	$6,245.7	$429.2	$1,118.5	$7,793.4
Goodwill	1,393.1	28.7	20.5	1,442.3
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
     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity method investments, including Ceridian and Remy and our former investment in Sedgwick in the three months ended March 31, 2010.

Note H — Regulation

Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the department of insurance of their respective states of domicile. As of December 31, 2010, $2,825.9 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. The combined statutory capital and surplus of our title insurers was $900.7 million as of December 31, 2010. As of March 31, 2011, our title insurers can pay or make distributions to us of approximately $70.1 million, without prior approval.

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
     The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Transactions with Related Parties
     Our financial statements reflect related party transactions with Fidelity National Information Services ("FIS"), which is a related party. See note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
    Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past several years from 2005 and prior levels, resulting in a reduction of revenues in our businesses. These trends appear likely to continue.
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including during high unemployment levels.
In 2007, as interest rates on adjustable rate mortgages reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risks associated with investing in subprime mortgage loans. In addition, tighter lending standards and a bearish outlook on the real estate environment caused potential home buyers to become reluctant to purchase homes. In 2008, the increase in foreclosure activity, which had previously been limited to the subprime mortgage market, became more widespread as borrowers encountered difficulties in attempting to refinance their adjustable rate mortgages. In the last three years, the elevated mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Multiple banks have failed over the past three years and others may fail in the future, further reducing the capacity of the mortgage industry to make loans.
 According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.6 trillion, $2.0 trillion and $1.5 trillion in 2010, 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.1 trillion mortgage origination market for 2011, which would be a decrease of 31.3% from 2010. The MBA forecasts that the decrease will result almost entirely from reduced refinance activity with a slight offset by increased purchase activity.
Since December of 2008, the Federal Reserve has held interest rates at 0.0%-0.25%, and has indicated that rates will stay at this level for the foreseeable future. Mortgage interest rates remained at historically low levels throughout 2010 and the first quarter of 2011.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. One of these programs, the American Recovery and Reinvestment Act of 2009 (“ARRA”), passed on February 17, 2009, is a $787 billion stimulus package, that provided an array of types of relief for homebuyers, such as an $8,000 tax credit that became available to first-time homebuyers for the purchase of a principal residence. The first-time homebuyers tax credit program expired on September 30, 2010. We believe these measures had a positive impact on our 2010 order volumes.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, our commercial real estate title insurance business can generate revenues which are not necessarily dependent on the industry cycles discussed above. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and into the first quarter of 2011, we again saw an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") concurrently reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011 the OCC announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in additional claims exposure to us because the new owners and their lenders would have the rights of good faith purchasers which should not be affected by potential defects in documentation. Additionally, even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in no loss under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. As with the freezes on foreclosures in 2010, the consent orders imposed by the OCC may continue to delay lender foreclosure completions.
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past four years we have seen a divergence from these historical trends with orders being negatively affected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market.
Our specialty insurance business participates in the U.S. National Flood Insurance Program (“NFIP”), which was extended during 2010 to September 30, 2011. We earn fees under that program for settling flood claims and administering the program. We serve as administrator and processor in our flood insurance business, and bear none of the underwriting or claims risk. The U.S. federal government is guarantor of flood insurance coverage written under the NFIP and bears the underwriting risk. Revenues from our flood insurance business are impacted by the volume and magnitude of claims processed as well as the volume and rates for policies written. For example, when a large number of claims are processed as a result of a natural disaster, such as a hurricane, we experience an increase in the fees that we receive for administering the settlement of claims.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2011	2010
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$322.9	$281.4
Agency title insurance premiums	423.3	483.8
Escrow, title-related and other fees	313.2	294.5
Specialty insurance	92.8	86.3
Interest and investment income	36.1	38.8
Realized gains and losses, net	19.9	28.6
Total revenues	1,208.2	1,213.4
Expenses:
Personnel costs	391.3	370.7
Other operating expenses	285.4	299.0
Agent commissions	327.7	384.4
Depreciation and amortization	20.5	23.0
Provision for claim losses	86.7	86.3
Interest expense	14.3	7.1
Total expenses	1,125.9	1,170.5
Earnings before income taxes and equity in loss of unconsolidated affiliates	82.3	42.9
Income tax expense	29.6	13.3
Equity in loss of unconsolidated affiliates	(8.6)	(10.7)
Net earnings	$44.1	$18.9
Orders opened by direct title operations	488,100	511,100
Orders closed by direct title operations	370,800	332,500

Revenues.
     Total revenues decreased $5.2 million in the three months ended March 31, 2011, compared to the 2010 period. The decrease consisted of an increase of $26.8 million in the Fidelity National Title Group segment and $6.8 million in the specialty insurance segment offset by a decrease of $38.8 million in the corporate and other segment.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended March 31,
		% of		% of
	2011	Total	2010	Total
	(Dollars in millions)
Title premiums from direct operations	$322.9	43.3%	$281.4	36.8%
Title premiums from agency operations	423.3	56.7%	483.8	63.2%
Total	$746.2	100.0%	$765.2	100.0%
     Title insurance premiums decreased 2.5% in the three months ended March 31, 2011 as compared to the 2010 period. The decrease consisted of an increase in premiums from direct operations of $41.5 million, or 14.7%, and a decrease in premiums from agency operations of $60.5 million, or 12.5%.
     The increase in title premiums from direct operations was primarily due to an increase in closed order volumes and an increase in fee per file. In the first three months of 2011, mortgage interest rates were consistent with or slightly lower than rates in the first three months of 2010; however, there was a surge in refinance transactions in the fourth quarter of 2010 that carried over into the first three months of 2011. Closed order volumes were 370,800 for the three months ended March 31, 2011 compared with 332,500 for the three months ended March 31, 2010, respectively. The average fee per file in our direct operations was $1,371 in the three months ended March 31, 2011 compared to $1,339 in the three months ended March 31, 2010, with the increase reflecting a higher volume of commercial transactions, which typically have a higher fee per file, partially offset by a high volume of refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     The decrease in title premiums from agency operations is primarily the result of a decrease in remitted and accrued agency premiums related to the mix of business. Our agency operations typically garner a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions.
     Escrow, title-related and other fees increased $18.7 million, or 6.3%, in the three months ended March 31, 2011 from the 2010 period. In the Fidelity National Title Group segment, escrow fees, which are more related to our direct operations, increased $21.8 million, or 19.5%, in the three months ended March 31, 2011 compared to the 2010 period. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $9.5 million, or 5.9%, in the three months ended March 31, 2011 compared to the 2010 period. In both cases, the increase was due to increases in commercial and refinance transactions during the quarter. In the Fidelity National Title Group segment, the increase was partially offset by a $6.5 million decrease in revenue from our business that manages real estate owned by financial institutions due to a continued delay in lender foreclosure completions. In the corporate and other segment, other fees decreased $12.6 million in the three months ended March 31, 2011 compared to the 2010 period, primarily due to the 2010 period including $13.7 million in revenue from the sale of a large parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $2.7 million in the three months ended March 31, 2011 compared to the 2010 period due mainly to a slight decrease in yield on our bond portfolio.
     Net realized gains totaled $19.9 million and $28.6 million in the three-month periods ended March 31, 2011 and 2010, respectively. Net realized gains in the three months ended March 31, 2011 were composed mainly of an $8.5 million gain on the redemption of our minority-owned affiliate Remy's bonds, $3.1 million in gains from an increase in the value of our structured notes, and $8.3 million in net gains from the sale of various other securities and assets. Net realized gains in the three months ended March 31, 2010 were composed of a $26.0 million gain on the sale of a corporate bond and $2.6 million in net gains from the sale of various other securities and assets.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $20.6 million, or 5.6%, in the three months ended March 31, 2011, from the 2010 period, with an increase of $14.6 million in the Fidelity National Title Group segment, $0.1 million in the specialty insurance segment and $5.9 million in the corporate and other segment. The increase in the title segment was due mainly to the impact of higher bonus and commissions associated with increases in title premiums from direct operations. The increase in the corporate and other segment was due primarily to a $6.6 million bonus accrual related to the success of our cost savings initiative. Personnel costs as a percentage of total revenue were 32.4% and 30.6% in the three-month periods ended March 31, 2011 and 2010, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $13.6 million in the three months ended March 31, 2011 from the 2010 period, reflecting a decrease of $6.3 million in the Fidelity National Title Group segment and $9.6 million in the corporate and other segment partially offset by an increase of $2.3 million in the specialty insurance segment. The decrease in other operating expenses in the Fidelity National Title Group segment was due mainly to decreases in facilities and technology costs identified as a result of our corporate cost savings initiative. These decreases were partially offset by an increase in cost of sales relating to increased business levels. The decrease in the corporate and other segment was because the 2010 period included cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands. The increase in the specialty insurance segment is due to higher commissions paid on increased premiums in the 2011 period compared to the 2010 period.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2011	%	2010	%
	(Dollars in millions)
Agent premiums	$423.3	100.0%	$483.8	100.0%
Agent commissions	327.7	77.4%	384.4	79.5%
Net	$95.6	22.6%	$99.4	20.5%
     Net margin from agency title insurance premiums as a percentage of total agency premiums was 22.6% and 20.5% in the three-month periods ended March 31, 2011 and 2010, respectively. The increase in net margin is due primarily to the modification of various agency agreements during 2010 which resulted in an increase to our retained premium.
     Depreciation and amortization decreased $2.5 million in the three months ended March 31, 2011, from the 2010 period. The decrease is due to our decreased capital spending over the past few years as well as older assets becoming fully depreciated.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim losses for the three-month periods ended March 31, 2011 and 2010, was $50.8 million and $52.1 million, respectively, for the Fidelity National Title Group segment and $35.9 million and $34.2 million, respectively, for the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.
     Interest expense increased $7.2 million in the three months ended March 31, 2011, from the 2010 period, with the increase primarily relating to the additional interest expense incurred on the 6.60% notes issued in May 2010 and increases in the interest rates on our credit facility.
     Income tax expense was $29.6 million and $13.3 million in the three-month periods ended March 31, 2011 and 2010, respectively. Income tax expense as a percentage of earnings before income taxes was 36% and 31% for the three-month periods ended March 31, 2011 and 2010, respectively. The fluctuation in income tax expense as a percentage of earnings before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings in the 2011 period from the 2010 period, such as the weighting of operating income versus investment income.
     Equity in losses of unconsolidated affiliates was $8.6 million and $10.7 million for the three-month periods ended March 31, 2011 and 2010, respectively. The equity in losses of unconsolidated affiliates in the three months ended March 31, 2011 consisted of losses related to our investment in Remy offset by earnings related to our investment in Ceridian. Losses from Remy included charges of approximately $9 million relating to their capital reorganization completed in December 2010 and January 2011. The equity in losses of unconsolidated affiliates in the three months ended March 31, 2010 include losses related to our investments in Ceridian and Remy offset by gains related to our former investment in Sedgwick, which was sold in May 2010.

Fidelity National Title Group
	Three months ended March 31,
	2011	2010
	(In millions)
Revenues:
Direct title insurance premiums	$322.9	$281.4
Agency title insurance premiums	423.3	483.8
Escrow, title related and other fees	304.7	273.4
Interest and investment income	33.2	34.4
Realized gains and losses, net	18.4	2.7
Total revenues	1,102.5	1,075.7
Expenses:
Personnel costs	365.4	350.8
Other operating expenses	236.4	242.7
Agent commissions	327.7	384.4
Depreciation and amortization	18.7	21.6
Provision for claim losses	50.8	52.1
Interest expense	0.8	0.1
Total expenses	999.8	1,051.7
Earnings before income taxes and equity in loss of unconsolidated affiliates	$102.7	$24.0

Total revenues for the Fidelity National Title Group segment increased $26.8 million, or 2.5%, in the three months ended March 31, 2011 from the 2010 period. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above for further discussion.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock based compensation paid to employees and are one of our most significant operating expenses. Personnel costs increased $14.6 million, or 4.2%, in the three months ended March 31, 2011 from the 2010 period. The increase is due mainly to the impact of higher bonus and commissions associated with increases in title premiums from direct operations and increases in closed order counts. Average employee count was 16,790 and 16,327 in the three-month periods ended March 31, 2011 and 2010, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 58.2% and 63.2% for the three-month periods ended March 31, 2011 and 2010, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $6.3 million or 2.6% in the three months ended March 31, 2011 from the 2010 period due to decreases in facilities and technology costs identified as a result of our cost savings initiative partially offset by an increase in cost of sales relating to increased business levels.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations. See the analysis of agent commissions under “Consolidated Results of Operations” above for further discussion.

Depreciation and amortization was $18.7 million and $21.6 million in the three-month periods ended March 31, 2011 and 2010, respectively. The decrease is due to assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $50.8 million for the three-month period ended March 31, 2011, reflecting an average provision of 6.8% of title premiums. The claim loss provision for title insurance was $52.1 million for the three-month period ended March 31, 2010, reflecting an average provision of 6.8%. The provision rate in both years excludes a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment in the reserve for claim losses related to the certain underwriters acquired from Land America Financial Group, Inc. in December 2008. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Specialty Insurance
	Three months ended March 31,
	2011	2010
	(In millions)
Revenues:
Premium Revenue	$92.8	$86.3
Interest and investment income	2.9	2.9
Realized gains and losses, net	0.4	0.1
Total revenues	96.1	89.3
Expenses:
Personnel costs	11.9	11.8
Other operating expenses	38.3	36.0
Depreciation and amortization	1.1	1.1
Provision for claim losses	35.9	34.2
Total expenses	87.2	83.1
Earnings before income taxes	$8.9	$6.2
     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenue increased $6.8 million or 7.6% in the three months ended March 31, 2011 from the 2010 period. The increase related primarily to a $5.8 million increase in the homeowners' line of business as a result of premium rate increases implemented since the 2010 period.
     Personnel costs were $11.9 million and $11.8 million in the three-month periods ended March 31, 2011 and 2010, respectively. As a percentage of specialty insurance premium revenues, personnel costs were 12.8% in the three-month period ended March 31, 2011 and 13.7% in the three-month period ended March 31, 2010, respectively.
     Other operating expenses in the specialty insurance segment were $38.3 million and $36.0 million in the three-month periods ended March 31, 2011 and 2010, respectively. Other operating expenses as a percentage of specialty insurance premium revenues were 41.3% and 41.7% for the three-month periods ended March 31, 2011 and 2010, respectively.
     The provision for claim losses was $35.9 million and $34.2 million in the three-month periods ended March 31, 2011 and 2010, respectively.
Corporate and Other
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated a decrease in revenues of $38.8 million from $48.4 million to $9.6 million in the three-month periods ended March 31, 2011 and 2010, respectively, due to the 2010 period including a $26.0 million gain on the sale of a corporate bond and $13.7 million gain on the sale of a large parcel of land and timber at our majority-owned affiliate Cascade Timberlands. This segment generated pretax (losses) earnings of $(29.3) million and $12.7 million in the three-month periods ended March 31, 2011 and 2010, respectively. In the 2011 period there was an increase in personnel expenses as a result of a $6.6 million bonus accrual related to our cost savings initiative. Also affecting the change was the $26.0 million gain on the sale of the corporate bond as discussed above.

Liquidity and Capital Resources
     Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.12 per share for the first quarter of 2011, or approximately $26.5 million. On April 21, 2011, our Board of Directors declared cash dividends of $0.12 per share, payable on June 30, 2011, to shareholders of record as of June 16, 2011. This is consistent with the dividend target of 30% of 2010 net earnings for 2011 set by the Board of Directors in 2010. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2010, $2,825.9 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2011, our title subsidiaries could pay or make distributions to us of approximately $70.1 million without prior approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
     Our cash flows used in operations for the three months ended March 31, 2011 and 2010 totaled $21.0 million and  $88.1 million, respectively.  The increase in cash flows from operations of $67.1 million was primarily due to overall higher income in the first quarter of 2011 versus 2010. Included in cash flows used in operations were $121.6 million and $128.7 million of claim payments for the three months ended March 31, 2011 and 2010, respectively.
Capital Expenditures. Total capital expenditures for property and equipment were $8.9 million and $5.9 million for the three-month periods ended March 31, 2011 and 2010, respectively. Total capital expenditures for software were $3.3 million and $0.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.
     Financing. Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit

Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At March 31, 2011, we were in compliance with all debt covenants. As of March 31, 2011, we had outstanding debt with a principal amount of $250.0 million under the Credit Agreement, which is composed of $6.9 million bearing interest at 0.72% and which is due October 2011 and $243.1 million bearing interest at 1.75% and which is due March 2013.
     Our outstanding debt also includes $165.6 million aggregate principal amount of our 7.30% notes due 2011, $236.2 million aggregate principal amount of our 5.25% notes due 2013 and $299.7 million aggregate principal amount of our 6.60% notes due 2017. These notes contain customary covenants and events of default for investment grade public debt. The available capacity under our Credit Agreement as of March 31, 2011 is sufficient to repay the $165.6 million aggregate principal amount of our 7.30% notes due in August 2011.
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
Contractual Obligations. See discussion of contractual obligations in "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our long-term contractual obligations during the quarter.
Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In October 2009, we began repurchasing shares under this stock repurchase program. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. In the three months ended March 31, 2011, we repurchased a total of 810,150 shares for $11.2 million, or an average of $13.82 per share. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 10,768,812 shares for $146.7 million, or an average of $13.62 per share, and there were 9,231,188 shares available to be repurchased under the plan.
     Equity Security and Preferred Stock Investments. Our equity security and preferred stock investments may be subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $52.4 million as of March 31, 2011.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004, we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida that is part of our corporate campus and headquarters. The lease expires on June 28, 2011, with renewal subject to consent of the lessor and the lenders. It is our intention to renew the lease at that time. The lessor is a third-party limited liability company. The synthetic lease facility provides for amounts up to $75 million. As of

March 31, 2011, the full $75 million had been drawn on the facility to finance land costs and related fees and expenses and the outstanding balance was $70.1 million. The lease includes guarantees by us of up to 86.7% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease; however, it is our intention to renew the lease. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. We have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and our transactions with the lessor are limited to the operating lease agreement and the associated rent expense that is included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB’s standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2011 related to these arrangements.
Critical Accounting Policies
     There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     There have been no recent accounting pronouncements since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 which have an impact on our financial condition, results of operations, or disclosure requirements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     There have been no material changes in the market risks described in our annual Report on Form 10-K for the year ended December 31, 2010.
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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
     See discussion of legal proceedings in note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material developments to legal proceedings during the quarter relating to these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2011:

			(c) Total Number
			of Shares	(d) Maximum Number
	(a) Total	(b)	Purchased as Part	of Shares that May
	Number	Average	of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs (1)	Programs (2)
1/1/2011 - 1/31/2011	30,000	$13.74	30,000	10,011,338
2/1/2011 - 2/28/2011	730,150	13.88	730,150	9,281,188
3/1/2011 - 3/31/2011	50,000	13.82	50,000	9,231,188
Total	810,150	$13.82	810,150

(1)
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. On January 27, 2011, our Board of Directors approved an increase of 5 million shares that may be repurchased under the program.

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

Date:	May 5, 2011	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	Anthony J. Park
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