Form 10-Q
period 2011-06-30
Fidelity National Financial, Inc.
filed 2011-07-26
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of June 30, 2011, there were 223,492,640 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2011

i

Part I: FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2011 and December 31, 2010 includes $262.2 and $251.9, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,521.3	$3,494.3
Preferred stock available for sale, at fair value	58.0	—
Equity securities available for sale, at fair value	73.3	75.2
Investments in unconsolidated affiliates	569.7	527.7
Other long-term investments	128.9	132.7
Short-term investments	62.2	128.6
Total investments	4,413.4	4,358.5
Cash and cash equivalents, at June 30, 2011 and December 31, 2010 includes $195.4 and $146.2, respectively, of pledged cash related to secured trust deposits	567.4	580.8
Trade and notes receivables, net of allowance of $27.7 and $28.8, respectively, at June 30, 2011 and December 31, 2010	264.2	270.7
Goodwill	1,472.6	1,470.7
Prepaid expenses and other assets	366.5	389.1
Capitalized software, net	38.8	44.0
Other intangible assets, net	144.1	155.2
Title plants	390.0	390.8
Property and equipment, net	176.3	179.9
Income taxes receivable	2.0	15.7
Deferred tax asset	—	32.1
Total assets	$7,835.3	$7,887.5
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$602.7	$700.3
Accounts payable to related parties	5.9	8.3
Deferred revenue	127.4	121.4
Notes payable	951.8	952.0
Reserve for claim losses	2,154.8	2,272.7
Secured trust deposits	444.5	388.4
Deferred tax liability	16.0	—
Total liabilities	4,303.1	4,443.1
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2011 and December 31, 2010; issued 252,741,657 as of June 30, 2011 and 252,184,269 as of December 31, 2010	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,761.5	3,745.0
Retained earnings	179.0	110.3
Accumulated other comprehensive earnings	22.8	12.6
Less: treasury stock, 29,249,017 shares and 28,435,980 shares as of June 30, 2011 and December 31, 2010, respectively, at cost	(452.0)	(440.8)
Total Fidelity National Financial, Inc. shareholders’ equity	3,511.3	3,427.1
Noncontrolling interests	20.9	17.3
Total equity	3,532.2	3,444.4
Total liabilities and equity	$7,835.3	$7,887.5
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$357.2	$344.6	$680.1	$626.0
Agency title insurance premiums	484.7	552.8	908.0	1,036.6
Escrow, title related and other fees	334.2	336.5	647.4	631.0
Specialty insurance	106.8	101.0	199.6	187.3
Interest and investment income	39.7	36.4	75.8	75.2
Realized gains and losses, net	1.9	124.2	21.8	152.8
Total revenues	1,324.5	1,495.5	2,532.7	2,708.9
Expenses:
Personnel costs	396.8	397.7	788.1	768.4
Other operating expenses	300.9	316.9	586.3	615.9
Agent commissions	379.1	435.9	706.8	820.3
Depreciation and amortization	19.3	22.5	39.8	45.5
Provision for claim losses	104.6	96.9	191.3	183.2
Interest expense	13.8	12.5	28.1	19.6
Total expenses	1,214.5	1,282.4	2,340.4	2,452.9
Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	110.0	213.1	192.3	256.0
Income tax expense	39.6	76.3	69.2	89.6
Earnings before equity in earnings (loss) of unconsolidated affiliates	70.4	136.8	123.1	166.4
Equity in earnings (loss) of unconsolidated affiliates	12.6	3.6	4.0	(7.1)
Net earnings	83.0	140.4	127.1	159.3
Less: Net earnings attributable to noncontrolling interests	3.0	0.8	4.6	3.2
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$80.0	$139.6	$122.5	$156.1
Earnings per share
Net earnings attributable to Fidelity National Financial, Inc. common shareholders - Basic	$0.36	$0.61	$0.56	$0.69
Net earnings attributable to Fidelity National Financial, Inc. common shareholders - Diluted	$0.36	$0.61	$0.55	$0.68
Weighted average shares outstanding, basic basis	220.7	227.5	220.7	227.6
Weighted average shares outstanding, diluted basis	224.5	230.5	224.0	230.5
Cash dividends paid per share	$0.12	$0.18	$0.24	$0.33
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net earnings	$83.0	$140.4	$127.1	$159.3
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	16.2	26.8	13.9	40.1
Unrealized gain on investments in unconsolidated affiliates (2)	4.0	3.0	10.1	3.4
Unrealized gain (loss) on foreign currency translation (3)	0.4	(0.9)	1.0	0.7
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(3.7)	(16.5)	(14.8)	(36.5)
Other comprehensive earnings	16.9	12.4	10.2	7.7
Comprehensive earnings	99.9	152.8	137.3	167.0
Less: Comprehensive earnings attributable to noncontrolling interests	3.0	0.8	4.6	3.2
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$96.9	$152.0	$132.7	$163.8
_______________________________________

(1)
Net of income tax expense of $9.9 million and $15.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $8.5 million and $23.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

(2)
Net of income tax expense of $2.5 million and $1.8 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $6.2 million and $2.0 million for the six-month periods ended June 30, 2011 and 2010, respectively.

(3)
Net of income tax expense (benefit) of $0.2 million and $(0.5) million for the three-month periods ended June 30, 2011 and 2010, respectively, and $0.6 million and $0.4 million for the six-month periods ended June 30, 2011 and 2010, respectively.

(4)
Net of income tax expense of $2.3 million and $9.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $9.1 million and $21.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount	Interests	Total Equity
Balance, December 31, 2010	252.2	$—	$3,745.0	$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
Exercise of stock options	0.5	—	3.3	—	—	—	—	—	3.3
Treasury stock repurchased	—	—	—	—	—	0.7	(11.2)	—	(11.2)
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(0.9)	—	—	—	(0.9)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	10.1	—	—	—	10.1
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	1.0	—	—	—	1.0
Stock based compensation	—	—	13.2	—	—	—	—	—	13.2
Dividends declared	—	—	—	(53.8)	—	—	—	—	(53.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Net earnings	—	—	—	122.5	—	—	—	4.6	127.1
Balance, June 30, 2011	252.7	$—	$3,761.5	$179.0	$22.8	29.2	$(452.0)	$20.9	$3,532.2
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$127.1	$159.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.8	45.5
Equity in (earnings) losses of unconsolidated affiliates	(4.0)	7.1
Gain on sales of investments and other assets, net	(21.8)	(54.4)
Gain on sale of investment in Sedgwick CMS	—	(98.4)
Stock-based compensation cost	13.2	11.3
Tax benefit associated with the exercise of stock options	—	(1.0)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in pledged cash, pledged investments, and secured trust deposits	(3.2)	5.7
Net decrease (increase) in trade receivables	11.5	(10.3)
Net decrease (increase) in prepaid expenses and other assets	3.5	(2.1)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(97.7)	(38.8)
Net decrease in reserve for claim losses	(117.9)	(100.7)
Net change in income taxes	58.7	124.7
Net cash provided by operating activities	9.2	47.9
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	429.4	458.2
Proceeds from sale of Sedgwick CMS	32.0	193.6
Proceeds from calls and maturities of investment securities available for sale	297.4	221.0
Proceeds from sale of other assets	3.8	12.5
Cash received (expended) as collateral on loaned securities, net	0.7	(6.1)
Additions to property and equipment	(17.4)	(17.3)
Additions to capitalized software	(4.1)	(2.7)
Purchases of investment securities available for sale	(787.4)	(516.7)
Net proceeds from short-term investment securities	66.4	91.3
Contributions to investments in unconsolidated affiliates	(26.0)	(21.1)
Distributions from unconsolidated affiliates	0.9	7.5
Net other investing activities	(5.0)	(0.9)
Acquisitions/disposals of businesses, net of cash acquired	(0.3)	0.4
Net cash (used in) provided by investing activities	(9.6)	419.7
Cash flows from financing activities:
Borrowings	—	350.3
Debt service payments	(0.3)	(459.5)
Dividends paid	(53.0)	(75.4)
Subsidiary dividends paid to noncontrolling interest shareholders	(1.0)	(1.3)
Exercise of stock options	3.3	3.0
Debt issuance costs	—	(2.3)
Tax benefit associated with the exercise of stock options	—	1.0
Purchases of treasury stock	(11.2)	(32.8)
Net cash used in financing activities	(62.2)	(217.0)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(62.6)	250.6
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	434.6	105.3
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$372.0	$355.9
Supplemental cash flow information:
Income taxes paid	$13.5	$26.5
Interest paid	$26.2	$15.7
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
Description of Business
      We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and diversified services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2010 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

Sale of Flood Insurance Business
Subsequent to quarter-end, on July 13, 2011, we entered into a definitive agreement under which we will sell our flood insurance business to WRM America Holdings LLC (“WRM America”). See note H on subsequent events for further discussion of the sale.
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
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
     A summary of the agreements that were in effect with FIS through June 30, 2011, is as follows:

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

•
Administrative corporate support and cost-sharing services to FIS. We have provided certain administrative corporate support services such as corporate aviation and other administrative support services to FIS.

•	Real estate management and lease agreements. Included in our revenues are amounts received related to leases or subleases of certain office space and furnishings to FIS.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
	(In millions)
Rental revenue	$—	$0.3	$—	$0.7
Corporate services and cost-sharing revenue	1.3	0.7	2.4	1.4
Data processing expense	(9.1)	(12.4)	(18.5)	(24.0)
Net expense	$(7.8)	$(11.4)	$(16.1)	$(21.9)
     We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $5.9 million as of June 30, 2011 and $8.3 million as of December 31, 2010.
     Included in equity securities, available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $49.4 million and $43.9 million as of June 30, 2011 and December 31, 2010, respectively. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Also included in fixed maturities available for sale are FIS bonds. The FIS bonds had a fair value of $23.2 million and $27.4 million as of June 30, 2011 and December 31, 2010, respectively.
Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Code ("ASC") Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption. We do not expect this update to have a material impact on our financial condition or results of operations.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the computation of basic and diluted earnings per share:
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Basic and diluted net earnings attributable to FNF common shareholders	$80.0	$139.6	$122.5	$156.1

Weighted average shares outstanding during the period, basic basis	220.7	227.5	220.7	227.6
Plus: Common stock equivalent shares assumed from conversion of options	3.8	3.0	3.3	2.9
Weighted average shares outstanding during the period, diluted basis	224.5	230.5	224.0	230.5

Basic earnings per share attributable to FNF common shareholders	$0.36	$0.61	$0.56	$0.69
Diluted earnings per share attributable to FNF common shareholders	$0.36	$0.61	$0.55	$0.68
     Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 7.5 million shares and 13.6 million shares for the three months ended June 30, 2011 and 2010, respectively, and 8.6 million shares and 13.8 million shares for the six months ended June 30, 2011 and 2010, respectively.

Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$188.4	$—	$188.4
State and political subdivisions	—	1,427.4	—	1,427.4
Corporate debt securities	—	1,608.7	—	1,608.7
Mortgage-backed/asset-backed securities	—	218.6	—	218.6
Foreign government bonds	—	78.2	—	78.2
Preferred stock available for sale	11.3	46.7	—	58.0
Equity securities available for sale	73.3	—	—	73.3
Other long-term investments	—	—	92.3	92.3
Total	$84.6	$3,568.0	$92.3	$3,744.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$313.5	$—	$313.5
State and political subdivisions	—	1,374.0	—	1,374.0
Corporate debt securities	—	1,532.7	—	1,532.7
Mortgage-backed/asset-backed securities	—	184.0	—	184.0
Foreign government bonds and other fixed maturity securities	—	80.6	9.5	90.1
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6
    Our Level 2 fair value measures are provided by third-party pricing services. We utilize one firm for our municipal bond portfolio and another for our other Level 2 investments. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We only rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. The pricing methodologies used by the relevant third-party pricing services are as follows:

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
     Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $75.0 million and fair value of $92.3 million at June 30, 2011 and a par value of $75.0 million and fair value of $90.1 million at December 31, 2010. The structured notes are held for general investment purposes and represent approximately two percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying indexes, exchange-traded funds, and foreign currencies. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of June 30, 2011.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the changes in our investments that are classified as Level 3 for the period ended June 30, 2011 (in millions):

Balance, December 31, 2010	$99.6
Proceeds received upon call/sales	(8.7)
Realized gains	5.9
Net change included in other comprehensive earnings	(4.5)
Balance, June 30, 2011	$92.3
     The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in note D.
Note D — Investments
     The carrying amounts and fair values of our available for sale securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$188.4	$179.7	$9.6	$(0.9)	$188.4
State and political subdivisions	1,427.4	1,378.9	49.7	(1.2)	1,427.4
Corporate debt securities	1,608.7	1,558.7	63.3	(13.3)	1,608.7
Mortgage-backed/asset-backed securities	218.6	210.4	8.2	—	218.6
Foreign government bonds	78.2	79.9	1.6	(3.3)	78.2
Preferred stock available for sale	58.0	58.4	0.2	(0.6)	58.0
Equity securities available for sale	73.3	44.7	28.6	—	73.3
Total	$3,652.6	$3,510.7	$161.2	$(19.3)	$3,652.6

	December 31, 2010
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$313.5	$303.8	$11.8	$(2.1)	$313.5
State and political subdivisions	1,374.0	1,343.3	37.9	(7.2)	1,374.0
Corporate debt securities	1,532.7	1,469.6	69.4	(6.3)	1,532.7
Mortgage-backed/asset-backed securities	184.0	176.8	7.2	—	184.0
Foreign government bonds and other fixed maturity securities	90.1	83.7	6.8	(0.4)	90.1
Equity securities available for sale	75.2	51.1	24.4	(0.3)	75.2
Total	$3,569.5	$3,428.3	$157.5	$(16.3)	$3,569.5
   The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2011:

	June 30, 2011
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$235.2	6.9%	$239.1	6.8%
After one year through five years	1,496.8	43.9	1,560.8	44.3
After five years through ten years	1,340.0	39.3	1,374.0	39.0
After ten years	125.2	3.7	128.8	3.7
Mortgage-backed/asset-backed securities	210.4	6.2	218.6	6.2
Total	$3,407.6	100.0%	$3,521.3	100.0%
Subject to call	$1,726.2	50.7%	$1,775.5	50.4%
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,066.1 million and $1,105.3 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of June 30, 2011.
     The balance of equity securities is primarily composed of an investment in FIS stock. The fair value of our investment in the FIS stock was $49.4 million and $43.9 million at June 30, 2011 and December 31, 2010, respectively.
Included in our other long-term investments are various cost-method investments and fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $92.3 million and $90.1 million as of June 30, 2011 and December 31, 2010, respectively; and we recorded a net (loss) gain of $(0.9) million and $2.2 million related to the structured notes in the three-month and six-month periods ended June 30, 2011, respectively, and recorded a net loss of $3.7 million and $4.5 million in the three-month and six-month periods ended June 30, 2010, respectively.
     Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, were as follows (in millions):

June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$47.2	$(0.8)	$0.4	$(0.1)	$47.6	$(0.9)
State and political subdivisions	96.0	(1.2)	—	—	96.0	(1.2)
Corporate debt securities	232.4	(13.3)	—	—	232.4	(13.3)
Foreign government bonds	36.6	(3.3)	—	—	36.6	(3.3)
Preferred stock available for sale	36.8	(0.6)	—	—	36.8	(0.6)
Total temporarily impaired securities	$449.0	$(19.2)	$0.4	$(0.1)	$449.4	$(19.3)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$54.3	$(2.0)	$0.4	$(0.1)	$54.7	$(2.1)
State and political subdivisions	255.2	(7.2)	—	—	255.2	(7.2)
Corporate debt securities	251.4	(6.3)	—	—	251.4	(6.3)
Equity securities	—	—	1.8	(0.3)	1.8	(0.3)
Foreign government bonds and other fixed maturity securities	10.8	(0.4)	—	—	10.8	(0.4)
Total temporarily impaired securities	$571.7	$(15.9)	$2.2	$(0.4)	$573.9	$(16.3)
     During the three-month and six-month periods ended June 30, 2011, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of June 30, 2011 and December 31, 2010, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity on investments and other assets for the three-month and six-month periods ending June 30, 2011 and 2010, respectively:

	Three months ended June 30, 2011				Six months ended June 30, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$6.4	$(0.4)	$6.0	$298.7	$22.7	$(0.6)	$22.1	$689.5
Preferred stock available for sale	0.1	(0.1)	—	16.0	0.1	(0.1)	—	21.0
Equity securities available for sale	—	—	—	—	1.9	—	1.9	16.3
Other long-term investments			(0.9)	32.0			2.2	32.0
Other assets			(3.2)	2.1			(4.4)	3.8
Total			$1.9	$348.8			$21.8	$762.6

	Three months ended June 30, 2010				Six months ended June 30, 2010
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$27.7	$(0.3)	$27.4	$326.1	$58.9	$(0.4)	$58.5	$675.8
Equity securities available for sale	—	—	—	—	0.5	—	0.5	3.4
Other long-term investments			(3.7)	—			(4.5)	—
Other assets			100.5	196.2			98.3	206.1
Total			$124.2	$522.3			$152.8	$885.3

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2011 and December 31, 2010, investments in unconsolidated affiliates consisted of (in millions):

	Current Ownership	June 30, 2011	December 31, 2010
Ceridian	33%	$375.2	$367.2
Remy	47%	143.3	108.7
Other	Various	51.2	51.8
Total		$569.7	$527.7
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
In addition to our equity method investment in Remy, we held $29.9 million in par value of a Remy term loan as of June 30, 2011 and December 31, 2010. The fair value of the term loan was $30.1 million and $29.7 million as of June 30, 2011 and December 31, 2010, respectively, and is included in our fixed maturity securities available for sale. Also, included in our fixed maturity securities available for sale at December 31, 2010 were $54.8 million of Remy’s bonds. On December 17, 2010, as part of a credit refinancing, Remy called these bonds at 109 percent of par, payable January 14, 2011. We received the proceeds and recognized a gain of $8.5 million during the first quarter of 2011.
On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our former minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds, resulting in a pre-tax gain of approximately $98.4 million during the second quarter of 2010. We received approximately $225.6 million in proceeds for our ownership interest, of which $32.0 million was held in an indemnity escrow. We fully recovered the remaining $32.0 million balance in the second quarter of 2011.
We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the three-month and six-month periods ended June 30, 2011, include our equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2011, and our net earnings for the three-month and six-month periods ended June 30, 2010, include our equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2010. Our net earnings for the three-month and six-month periods ended June 30, 2011, include our equity in Remy's earnings for the three-month and six-month periods ended May 31, 2011, and our net earnings for the three-month and six-month periods ended June 30, 2010, include our equity in Remy's earnings for the three-month and six-month periods ended May 31, 2010. During the three-month periods ended June 30, 2011 and 2010, we recorded an aggregate of $11.3 million and $(2.4) million, respectively, in equity in earnings (losses) and $1.4 million and $(10.8) million, respectively, for the six-month periods ended June 30, 2011 and 2010 of Ceridian and Remy in the 2011 periods and Ceridian, Remy and Sedgwick in the 2010 periods. Equity in earnings of other unconsolidated affiliates was $1.3 million and $6.0 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $2.6 million and $3.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in our condensed consolidated financial statements, is presented below.

	March 31, 2011	September 30, 2010
	(In millions)	(In millions)
Total current assets	$1,144.5	$1,080.3
Goodwill and other intangible assets, net	4,692.6	4,700.6
Other assets	6,814.4	4,859.2
Total assets	$12,651.5	$10,640.1
Current liabilities	$867.7	$799.5
Long-term obligations, less current portion	3,471.9	3,492.5
Other long-term liabilities	7,161.7	5,222.2
Total liabilities	11,501.3	9,514.2
Equity	1,150.2	1,125.9
Total liabilities and equity	$12,651.5	$10,640.1

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
	(In millions)
Total revenues	$377.7	$355.0	$771.5	$734.3
Loss before income taxes	(14.0)	(38.5)	(18.8)	(70.7)
Net loss	(10.5)	(39.8)	(10.4)	(62.3)

Note E — Commitments and Contingencies

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. None of the amounts we have currently recorded is considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On November 24, 2010, plaintiffs filed a class action in the United States District court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. Plaintiffs have sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. We have employed counsel and intend to vigorously defend the action. The case did not include a statement as to the amount of damages demanded, but instead included a demand for damages in an amount to be proved at trial. Due to the early stage of this case, it is not possible to make meaningful estimates, if any, of the amount or range of loss that could result from this case at this time. The case was transferred on our motion to a Multi District Litigation proceeding in South Carolina and a status conference was held on April 22, 2011.  This case was stayed until a decision was made on motions pending in a similar class action against an unrelated party. The Court in that case ruled on June 15, 2011 on the motion to dismiss the complaint filed by the unrelated party and dismissed the complaint. The plaintiffs in the case against Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation intend to file an amended complaint on August 15, 2011. We are prepared to file a motion to dismiss the action against our subsidiaries on September 12, 2011.

Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. We receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies from time to time about various matters relating to our business. Sometimes these take the form of civil investigative subpoenas or market conduct examinations. We attempt to cooperate with all such inquiries. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which require us to pay money or take other actions.

Operating Leases

On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 27, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Note F — Dividends
     On July 18, 2011, our Board of Directors declared cash dividends of $0.12 per share, payable on September 30, 2011, to shareholders of record as of September 16, 2011.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note G — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables.
     As of and for the three months ended June 30, 2011:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$841.9	$—	$—	$841.9
Other revenues	320.9	106.8	13.3	441.0
Revenues from external customers	1,162.8	106.8	13.3	1,282.9
Interest and investment income, including net realized gains and losses	38.9	4.1	(1.4)	41.6
Total revenues	1,201.7	110.9	11.9	1,324.5
Depreciation and amortization	17.5	1.0	0.8	19.3
Interest expense	—	—	13.8	13.8
Earnings (loss), before income taxes and equity in earnings of unconsolidated affiliates	140.6	4.1	(34.7)	110.0
Income tax expense (benefit)	50.5	0.1	(11.0)	39.6
Earnings (loss), before equity in earnings of unconsolidated affiliates	90.1	4.0	(23.7)	70.4
Equity in earnings of unconsolidated affiliates	1.6	—	11.0	12.6
Net earnings (loss)	$91.7	$4.0	$(12.7)	$83.0
Assets	$6,604.5	$463.8	$767.0	$7,835.3
Goodwill	1,424.0	28.7	19.9	1,472.6
As of and for the three months ended June 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$897.4	$—	$—	$897.4
Other revenues	325.7	101.0	10.8	437.5
Revenues from external customers	1,223.1	101.0	10.8	1,334.9
Interest and investment income, including realized gains and losses	58.2	3.3	99.1	160.6
Total revenues	1,281.3	104.3	109.9	1,495.5
Depreciation and amortization	20.9	0.9	0.7	22.5
Interest expense	0.1	—	12.4	12.5
Earnings, before income taxes and equity in earnings of unconsolidated affiliates	124.0	11.1	78.0	213.1
Income tax expense	44.3	2.5	29.5	76.3
Earnings, before equity in earnings of unconsolidated affiliates	79.7	8.6	48.5	136.8
Equity in earnings of unconsolidated affiliates	0.5	—	3.1	3.6
Net earnings	$80.2	$8.6	$51.6	$140.4
Assets	$6,377.5	$452.6	$1,085.2	$7,915.3
Goodwill	1,392.9	28.7	20.5	1,442.1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the six months ended June 30, 2011:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$1,588.1	$—	$—	$1,588.1
Other revenues	625.6	199.6	21.8	847.0
Revenues from external customers	2,213.7	199.6	21.8	2,435.1
Interest and investment income, including realized gains and losses	90.5	7.4	(0.3)	97.6
Total revenues	2,304.2	207.0	21.5	2,532.7
Depreciation and amortization	36.2	2.1	1.5	39.8
Interest expense	0.8	—	27.3	28.1
Earnings, before income taxes and equity in earnings (loss) of unconsolidated affiliates	243.3	13.0	(64.0)	192.3
Income tax expense (benefit)	87.6	2.7	(21.1)	69.2
Earnings, before equity in earnings (loss) of unconsolidated affiliates	155.7	10.3	(42.9)	123.1
Equity in earnings of unconsolidated affiliates	2.6	—	1.4	4.0
Net earnings (loss)	$158.3	$10.3	$(41.5)	$127.1
Assets	$6,604.5	$463.8	$767.0	$7,835.3
Goodwill	1,424.0	28.7	19.9	1,472.6
As of and for the six months ended June 30, 2010:

	Fidelity National	Specialty	Corporate
	Title Group	Insurance	and Other	Total
	(In millions)
Title premiums	$1,662.6	$—	$—	$1,662.6
Other revenues	599.1	187.3	31.9	818.3
Revenues from external customers	2,261.7	187.3	31.9	2,480.9
Interest and investment income, including realized gains and losses	95.3	6.3	126.4	228.0
Total revenues	2,357.0	193.6	158.3	2,708.9
Depreciation and amortization	42.5	2.0	1.0	45.5
Interest expense	0.2	—	19.4	19.6
Earnings, before income taxes and equity in loss of unconsolidated affiliates	148.0	17.3	90.7	256.0
Income tax expense	51.7	4.6	33.3	89.6
Earnings, before equity in loss of unconsolidated affiliates	96.3	12.7	57.4	166.4
Equity in loss of unconsolidated affiliates	(0.9)	—	(6.2)	(7.1)
Net earnings	$95.4	$12.7	$51.2	$159.3
Assets	$6,377.5	$452.6	$1,085.2	$7,915.3
Goodwill	1,392.9	28.7	20.5	1,442.1

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
     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in the six months ended June 30, 2010.

Note H — Subsequent Events

Sale of Flood Insurance Business

Subsequent to quarter-end, on July 13, 2011, we entered into a definitive agreement under which we will sell our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note will have an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close in the fourth quarter of 2011 and is subject to regulatory approval and closing conditions.

Missouri Title Certificate Case

Chicago Title Insurance Company ("CTIC") was sued in a Missouri State Court by Abengoa, a multinational bioenergy corporation, for an alleged failure to identify all property owners within a certain radius of Abengoa' s site for its proposed new ethanol plant.  Abengoa claimed the owners required to be notified for rezoning the plant site were not notified causing a delay in rezoning that resulted in more than $48.4 million in lost profits and other damages.  CTIC argued the certificate that identified the owners limited damages to the cost of the certificate, which was $500, that Abengoa could not show lost profits, and that Abengoa could only sue for breach of contract, not negligence.  The court did not permit the jury to hear the damage limitation evidence, and ruled Abengoa could sue for negligence.  On July 14, 2011 the jury returned a verdict and the court entered judgment against CTIC for approximately $48.4 million on a count of negligence. CTIC continues to believe its defenses are meritorious, and will file post-trial motions and, if necessary, appeal. This matter arises out of a title claim, for which we make provisions through our more than $2.1 billion provision for claim losses.

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
Overview
     We are a holding company that through our subsidiaries provides title insurance, mortgage services, specialty insurance and diversified services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2010 than any other title company in the United States. We also provide flood insurance, personal lines insurance, and home warranty insurance through our specialty insurance subsidiaries. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
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

Sale of Flood Insurance Business
Subsequent to quarter-end, on July 13, 2011, we entered into a definitive agreement under which we will sell our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note will have an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close in the fourth quarter of 2011 and is subject to regulatory approval and closing conditions. The flood business sale is expected to result in a pre-tax gain of approximately $153.6 million.
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
 According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.6 trillion, $2.0 trillion and $1.5 trillion in 2010, 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.0 trillion mortgage origination market for 2011, which would be a decrease of 37.5% from 2010. The MBA forecasts that the decrease will result almost entirely from reduced refinance activity.
Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level for the foreseeable future. Mortgage interest rates remained at historically low levels throughout 2010 and through the first six months of 2011.
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
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and into the second quarter of 2011, we again saw an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") concurrently reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011 the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in additional claims exposure to us because the new owners and their lenders would have the rights of good faith purchasers with respect to foreclosed properties which should not be affected by potential defects in documentation. Additionally, even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in no loss under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. As with the freezes on foreclosures in 2010, the consent orders imposed by the federal regulators may continue to delay lender foreclosure completions.
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
Our specialty insurance business participates in the U.S. National Flood Insurance Program (“NFIP”), which was extended during 2010 to September 30, 2011. On July 12, 2011 the US House of Representatives passed legislation which would extend NFIP to September 30, 2016. The legislation has been sent to, but not yet approved by, the Senate. We earn fees under the program for settling flood claims and administering the program. We serve as administrator and processor in our flood insurance business, and bear none of the underwriting or claims risk. The U.S. federal government is guarantor of flood insurance coverage written under the NFIP and bears the underwriting risk. Revenues from our flood insurance business are impacted by the volume and magnitude of claims processed as well as the volume and rates for policies written. For example, when a large number of claims are processed as a result of a natural disaster, such as a hurricane, we experience an increase in the fees that we receive for administering the settlement of claims. On July 13, 2011, we entered into a definitive agreement to sell our flood insurance business, see "Sale of Flood Insurance Business" discussion above.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$357.2	$344.6	$680.1	$626.0
Agency title insurance premiums	484.7	552.8	908.0	1,036.6
Escrow, title-related and other fees	334.2	336.5	647.4	631.0
Specialty insurance	106.8	101.0	199.6	187.3
Interest and investment income	39.7	36.4	75.8	75.2
Realized gains and losses, net	1.9	124.2	21.8	152.8
Total revenues	1,324.5	1,495.5	2,532.7	2,708.9
Expenses:
Personnel costs	396.8	397.7	788.1	768.4
Other operating expenses	300.9	316.9	586.3	615.9
Agent commissions	379.1	435.9	706.8	820.3
Depreciation and amortization	19.3	22.5	39.8	45.5
Provision for claim losses	104.6	96.9	191.3	183.2
Interest expense	13.8	12.5	28.1	19.6
Total expenses	1,214.5	1,282.4	2,340.4	2,452.9
Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	110.0	213.1	192.3	256.0
Income tax expense	39.6	76.3	69.2	89.6
Equity in earnings (loss) of unconsolidated affiliates	12.6	3.6	4.0	(7.1)
Net earnings	$83.0	$140.4	$127.1	$159.3
Orders opened by direct title operations	514,000	551,100	1,002,100	1,062,200
Orders closed by direct title operations	353,200	361,900	724,000	694,400
 Revenues.
     Total revenues decreased $171.0 million in the three months ended June 30, 2011, compared to the 2010 period. The decrease consisted of decreases of $79.6 million in the Fidelity National Title Group segment and $98.0 million in the corporate and other segment, offset by an increase of $6.6 million in the specialty insurance segment. Total revenues decreased $176.2 million in the six months ended June 30, 2011, compared to the 2010 period. The decrease was made up of decreases of $52.8 million in the Fidelity National Title Group segment and $136.8 million in the corporate and other segment, offset by an increase of $13.4 million in the specialty insurance segment.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2011	Total	2010	Total	2011	Total	2010	Total
	(Dollars in millions)
Title premiums from direct operations	$357.2	42.4%	$344.6	38.4%	$680.1	42.8%	$626.0	37.7%
Title premiums from agency operations	484.7	57.6	552.8	61.6	908.0	57.2	1,036.6	62.3
Total	$841.9	100.0%	$897.4	100.0%	$1,588.1	100.0%	$1,662.6	100.0%

Title insurance premiums decreased 6.2% in the three months ended June 30, 2011 and 4.5% in the six months ended June 30, 2011, as compared to the 2010 periods. The decrease in the three-month period was made up of an increase in premiums from direct operations of $12.6 million, or 3.7%, and a decrease in premiums from agency operations of $68.1 million, or 12.3%. The decrease in the six-month period was made up of an increase in premiums from direct operations of $54.1 million, or 8.6%, and a decrease in premiums from agency operations of $128.6 million, or 12.4%.
     The increase in title premiums from direct operations in the 2011 periods was primarily due to an increase in fee per file partially offset by a decrease in closed order volumes in the second quarter of 2011. In the first six months of 2011, mortgage interest rates were consistent with or slightly lower than rates in the first six months of 2010. Closed order volumes were 353,200 and 724,000 in the three and six months ended June 30, 2011, respectively, compared with 361,900 and 694,400 in the three months and six months ended June 30, 2010, respectively. The average fee per file in our direct operations was $1,569 and $1,468 in the three and six months ended June 30, 2011, respectively, compared to $1,499 and $1,422 in the three and six months ended June 30, 2010, respectively, with the increase in both periods reflecting a higher volume of commercial transactions, which typically have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.
     The decrease in title premiums from agency operations is primarily the result of a decrease in remitted and accrued agency premiums related to the mix of business. Our agency operations typically garner a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions. We periodically review our agency relationships and consider the agent's experience, financial condition and loss history. Also contributing to the decrease in agency premiums were strategic reductions of agency relationships based on these reviews since the 2010 period.
     Escrow, title-related and other fees decreased $2.3 million, or 0.7%, in the three months ended June 30, 2011, from the 2010 period, and increased $16.4 million, or 2.6% in the six months ended June 30, 2011, from the 2010 period. In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $3.5 million, or 2.6%, in the three months ended June 30, 2011 compared to the 2010 period, and increased $25.3 million, or 10.3%, in the six months ended June 30, 2011 compared to the 2010 period, in each case due to the increase in commercial transactions over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $8.3 million, or 4.3%, in the three months ended June 30, 2011 compared to the 2010 period, and increased $1.2 million, or 0.3%, in the six months ended June 30, 2011 compared to the 2010 period. The decrease in the three-month period is primarily due to a decrease in revenues at a division of our business that manages real estate owned by financial institutions related to a continued delay in lender foreclosure completions. The increase in the six-month period is due primarily to the increase in commercial transactions over the prior year. In the corporate and other segment, other fees increased $2.5 million or 23.1% in the three months ended June 30, 2011 compared to the 2010 period and decreased $10.1 million or 31.7% in the six months ended June 30, 2011 compared to the 2010 period, primarily due to the 2010 period including $13.7 million in revenue from the sale of a large parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $3.3 million in the three months ended June 30, 2011 compared to the 2010 period and increased $0.6 million in the six months ended June 30, 2011 compared to the 2010 period with the increase due to an overall increase in the fixed maturity security portfolio since the prior period.
     Net realized gains totaled $1.9 million and $124.2 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $21.8 million and $152.8 million in the six-month periods ended June 30, 2011 and 2010, respectively. The decrease in the three-month period is primarily composed of a $98.4 million gain on the sale of our 32% interest in Sedgwick in May of 2010, as well as a $27.4 million net gain on the sale of various fixed maturity securities in the second quarter of 2010. The decrease in the six-month period also included a $26.0 million gain on the sale of a corporate bond during the first quarter of 2010. In addition, net realized gains for each period included a number of gains and losses on various transactions, none of which were individually significant.
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

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $0.9 million, or 0.2%, in the three months ended June 30, 2011, from the 2010 period, with a decrease of $8.4 million in the Fidelity National Title Group segment and a decrease of $0.4 million in the specialty insurance segment offset by an increase of $7.9 million in the corporate and other segment. Personnel costs increased $19.7 million, or 2.6%, in the six months ended June 30, 2011, from the 2010 period, with increases of $6.2 million in the Fidelity National Title Group segment and $13.8 million in the corporate and other segment offset by a decrease of $0.3 million in the specialty insurance segment. The decrease in the title segment in the three months ended June 30, 2011 is due mainly to decreases in opened and closed order counts as well as reduced personnel expenses in certain overhead departments. The increase in the six month period ended June 30, 2011 also reflects higher bonus and commissions associated with increases in the premiums from direct operations and increases in closed order counts from the first quarter of 2011. The increases in the corporate and other segment in both periods are due to higher bonus accruals earned as part of our cost savings initiative as well as improved profitability. Personnel costs as a percentage of total revenue were 30.0% and 26.6% in the three-month periods ended June 30, 2011 and 2010, respectively, and 31.1% and 28.4% in the six-month periods ended June 30, 2011 and 2010, respectively.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $16.0 million in the three months ended June 30, 2011, from the 2010 period, reflecting decreases of $23.6 million in the Fidelity National Title Group segment, partially offset by increases of $2.3 million in the specialty insurance segment and $5.3 million in the corporate and other segment. Other operating expenses decreased $29.6 million in the six months ended June 30, 2011, from the 2010 period, reflecting decreases of $29.9 million in the Fidelity National Title Group segment and $4.3 million in the corporate and other segment, offset by an increase of $4.6 million in the specialty insurance segment. The decreases in other operating expenses in both periods in the Fidelity National Title Group segment were due mainly to decreases in facilities costs and technology costs as part of our corporate cost savings initiative. The increase in the specialty insurance segment reflects increased commission expense due to increased premium revenue. The decrease in the corporate and other segment in the 2010 six-month period was due in part to the cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
     The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2011	%	2010	%	2011	%	2010	%
	(Dollars in millions)
Agent premiums	$484.7	100.0%	$552.8	100.0%	$908.0	100.0%	$1,036.6	100.0%
Agent commissions	379.1	78.2%	435.9	78.9%	706.8	77.8%	820.3	79.1%
Net	$105.6	21.8%	$116.9	21.1%	$201.2	22.2%	$216.3	20.9%
     Net margin from agency title insurance premiums as a percentage of total agency premiums was 21.8% and 21.1% in the three-month periods ended June 30, 2011 and 2010, respectively, and 22.2% and 20.9% in the six-month periods ended June 30, 2011 and 2010, respectively. The increase in net margin is due primarily to the modification of various agency agreements during 2010 which resulted in an increase to our retained premium.
     Depreciation and amortization decreased $3.2 million in the three months ended June 30, 2011, from the 2010 period and decreased $5.7 million in the six months ended June 30, 2011, from the 2010 period. The decrease in both periods is due to older assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our specialty insurance segment. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim losses for the three-month periods ended June 30, 2011 and 2010, was made up of $57.4 million and $61.3 million, respectively, from the Fidelity National Title Group segment and $47.2 million and $35.6 million, respectively, from the specialty insurance segment. The provision for claim losses for the six-month periods ended June 30, 2011 and 2010, was made up of $108.2 million and $113.4 million, respectively, from the Fidelity National Title Group segment and $83.1 million and $69.8 million, respectively, from the specialty insurance segment. The provision for claim losses is discussed in further detail at the segment level below.

Interest expense increased $1.3 million in the three months ended June 30, 2011, from the 2010 period, and increased $8.5 million in the six months ended June 30, 2011, from the 2010 period. The increase in the three and six months ended June 30, 2011 is primarily due to the additional interest expense incurred on the 6.60% notes issued in May 2010.
     Income tax expense was $39.6 million and $76.3 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $69.2 million and $89.6 million in the six-month periods ended June 30, 2011 and 2010, respectively. Income tax expense as a percentage of earnings before income taxes was 36% for each of the three-month periods ended June 30, 2011 and 2010, respectively, and 36% and 35% for the six-month periods ended June 30, 2011 and 2010, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates dependent on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
     Equity in earnings (losses) of unconsolidated affiliates was $12.6 million and $3.6 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $4.0 million and $(7.1) million for the six-month periods ended June 30, 2011 and 2010, respectively. The equity in earnings (losses) in 2011 and 2010 consisted of net earnings related to our investment in Ceridian, Remy, and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Direct title insurance premiums	$357.2	$344.6	$680.1	$626.0
Agency title insurance premiums	484.7	552.8	908.0	1,036.6
Escrow, title related and other fees	320.9	325.7	625.6	599.1
Interest and investment income	36.8	33.8	70.0	68.2
Realized gains and losses, net	2.1	24.4	20.5	27.1
Total revenues	1,201.7	1,281.3	2,304.2	2,357.0
Expenses:
Personnel costs	369.7	378.1	735.1	728.9
Other operating expenses	237.4	261.0	473.8	503.7
Agent commissions	379.1	435.9	706.8	820.3
Depreciation and amortization	17.5	20.9	36.2	42.5
Provision for claim losses	57.4	61.3	108.2	113.4
Interest expense	—	0.1	0.8	0.2
Total expenses	1,061.1	1,157.3	2,060.9	2,209.0
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$140.6	$124.0	$243.3	$148.0

Total revenues for the Fidelity National Title Group segment decreased $79.6 million, or 6.2%, in the three months ended June 30, 2011, from the 2010 period. Total revenues for this segment decreased $52.8 million, or 2.2% in the six months ended June 30, 2011, from the 2010 period. For an analysis of this segment’s revenues, please see the analysis of direct and agency title insurance premiums and escrow, title-related and other fees under “Consolidated Results of Operations” above.
     Personnel costs include base salaries, commissions, benefits, bonuses and stock-based compensation paid to employees and are one of our most significant operating expenses. Personnel costs decreased $8.4 million, or 2.2%, in the three months ended June 30, 2011, from the 2010 period. Personnel costs increased $6.2 million, or 0.9%, in the six months ended June 30, 2011, from the 2010 period. The decrease in the three months ended June 30, 2011 is due mainly to decreases in opened and closed order counts as well as reduced personnel expenses in certain overhead departments. The increase in the six month period ended June 30, 2011 reflects higher bonus and commissions associated with increases in the premiums from direct operations and increases in closed order counts from the first quarter of 2011. The increase also reflects an increase in the number of personnel offset by a decrease in the average annualized personnel cost per employee. Average employee count was 16,639 and 16,152 in the three-month periods ended June 30, 2011 and 2010, respectively, and 16,752 and 16,416 in the six-month periods ended June 30, 2011 and 2010, respectively. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 54.5% and 56.4% for the three-month periods ended June 30, 2011 and 2010, respectively, and 56.3% and 59.5% for the six-month periods ended June 30, 2011 and 2010, respectively.

Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $23.6 million or 9.0% in the three months ended June 30, 2011, from the 2010 period, and decreased $29.9 million or 5.9% in the six months ended June 30, 2011, from the 2010 period. The decreases in other operating expenses in both periods were due mainly to decreases in facilities costs and technology costs as part of our corporate cost savings initiative.
     Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations. See the analysis of agent commissions under "Consolidated Results of Operations" above for further discussion.
     Depreciation and amortization was $17.5 million and $20.9 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $36.2 million and $42.5 million in the six-month periods ended June 30, 2011 and 2010, respectively. The decrease in both periods is due to older assets being fully depreciated and a decrease in capital spending over the past few years.
The provision for claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $57.4 million and $61.3 million for the three-month periods ended June 30, 2011 and 2010, and was $108.2 million and $113.4 million for the six-month periods ended June 30, 2011 and 2010, and in both years reflects an average provision rate of 7.0% of title premiums. The claims loss provision for title insurance in both years is net of a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment in the reserve for claim losses related to certain underwriters acquired from LandAmerica Financial Group, Inc. in December 2008. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Specialty Insurance
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Premium Revenue	$106.8	$101.0	$199.6	$187.3
Interest and investment income	2.7	2.8	5.6	5.7
Realized gains and losses, net	1.4	0.5	1.8	0.6
Total revenues	110.9	104.3	207.0	193.6
Expenses:
Personnel costs	11.8	12.2	23.7	24.0
Other operating expenses	46.8	44.5	85.1	80.5
Depreciation and amortization	1.0	0.9	2.1	2.0
Provision for claim losses	47.2	35.6	83.1	69.8
Total expenses	106.8	93.2	194.0	176.3
Earnings before income taxes	$4.1	$11.1	$13.0	$17.3
     Revenues from specialty insurance include revenues from the issuance of flood, homeowners’, automobile, and other personal lines insurance policies and home warranty policies. In our flood insurance business, we provide coverage under the National Flood Insurance Program, which is the U.S. federal flood insurance program, and receive fees for issuing policies and for assistance in settling claims. Specialty insurance revenues increased $6.6 million or 6.3% in the three months ended June 30, 2011, from the 2010 period and increased $13.4 million or 6.9% in the six months ended June 30, 2011, from the 2010 period. The increase related primarily to an increase in the homeowners' line of business as a result of premium rate increases implemented since the 2010 period.
     Personnel costs were $11.8 million and $12.2 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $23.7 million and $24.0 million in the six-month periods ended June 30, 2011 and 2010, respectively. As a percentage of specialty insurance revenues, personnel costs were 11.0% and 12.1% in the three-month periods ended June 30, 2011 and 2010, respectively, and 11.9% and 12.8% in the six-month periods ended June 30, 2011 and 2010, respectively.

     Other operating expenses in the specialty insurance segment were $46.8 million and $44.5 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $85.1 million and $80.5 million in the six-month periods ended June 30, 2011 and 2010, respectively. Other operating expenses as a percentage of specialty insurance revenues were 43.8% and 44.1% for the three-month periods ended June 30, 2011 and 2010, respectively, and 42.6% and 43.0% for the six-month periods ended June 30, 2011 and 2010, respectively.
     The provision for claim losses was $47.2 million and $35.6 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $83.1 million and $69.8 million in the six-month periods ended June 30, 2011 and 2010, respectively, with the increase in both periods primarily due to $12.2 million in claims incurred related to tornadoes, wind, and hail in the Southeast.
Corporate and Other
     The corporate and other segment is primarily comprised of the operations of our parent holding company and smaller entities not included in our operating segments. It generated revenues of $11.9 million and $109.9 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $21.5 million and $158.3 million in the six-month periods ended June 30, 2011 and 2010, respectively. This segment generated pretax (losses) earnings of $(34.7) million and $78.0 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $(64.0) million and $90.7 million in the six-month periods ended June 30, 2011 and 2010, respectively. The decrease in the three-month period is primarily driven by the $98.4 million gain on the sale of our 32% interest in Sedgwick which was realized in May 2010. The decrease in the six-month period also included a $26.0 million gain on the sale of a fixed maturity bond and a $13.7 million increase in revenue due to the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands, both occurring in the first half of 2010.

Liquidity and Capital Resources
    Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.12 per share for the second quarter of 2011, or approximately $26.9 million. On July 18, 2011, our Board of Directors declared cash dividends of $0.12 per share, payable on September 30, 2011, to shareholders of record as of September 16, 2011. This is consistent with the dividend target of 30% of 2010 net earnings for 2011 set by the Board of Directors in 2010. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. The declaration of any future dividends is at the discretion of our Board of Directors. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2010, $2,825.9 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2011, our title subsidiaries could pay or make distributions to us of approximately $70.1 million without prior approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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

Our cash flows provided by operations for the six months ended June 30, 2011 and 2010 totaled $9.2 million and  $47.9 million, respectively.  The decrease in cash flows from operations of $38.7 million was primarily due to lower net income in the first six months of 2011 versus 2010, as well as an increase in claims payments of approximately $25.3 million in first six months of 2011 as compared to 2010.
Capital Expenditures. Total capital expenditures for property and equipment were $17.4 million and $17.3 million for the six-month periods ended June 30, 2011 and 2010, respectively. Total capital expenditures for software were $4.1 million and $2.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.
     Financing. Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At June 30, 2011, we were in compliance with all debt covenants. As of June 30, 2011, we had outstanding debt with a principal amount of $250.0 million under the Credit Agreement, which is composed of $6.9 million bearing interest at 0.66% and which is due October 2011 and $243.1 million bearing interest at 1.69% and which is due March 2013.
Our outstanding debt also includes $165.6 million aggregate principal amount of our 7.30% notes due August 2011, $236.2 million aggregate principal amount of our 5.25% notes due March 2013 and $299.7 million aggregate principal amount of our 6.60% notes due May 2017. These notes contain customary covenants and events of default for investment grade public debt. The available capacity under our Credit Agreement as of June 30, 2011 is sufficient to repay the $165.6 million aggregate principal amount of our 7.30% notes due in August 2011.
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
     Contractual Obligations. See discussion of contractual obligations in "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our long-term contractual obligations during the six months ended June 30, 2011.
     Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We did not repurchase any shares during the three months ended June 30, 2011. In the six months ended June 30, 2011, we repurchased a total of 810,150 shares for $11.2 million, or an average of $13.82 per share. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 10,768,812 shares for $146.7 million, or an average of $13.62 per share, and there were 9,231,188 shares available to be repurchased under the plan.

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
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $49.4 million as of June 30, 2011.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 27, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of June 30, 2011 related to these arrangements.
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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.

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

Date:	July 26, 2011	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	Anthony J. Park
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