Form 10-Q
period 2011-09-30
Fidelity National Financial, Inc.
filed 2011-10-27
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of September 30, 2011, there were 219,174,072 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2011

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2011 and December 31, 2010 includes $273.4 and $251.9, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,542.8	$3,494.3
Preferred stock available for sale, at fair value	78.6	—
Equity securities available for sale, at fair value	99.0	75.2
Investments in unconsolidated affiliates	575.1	527.7
Other long-term investments	78.2	132.7
Short-term investments	50.0	128.6
Total investments	4,423.7	4,358.5
Cash and cash equivalents, at September 30, 2011 and December 31, 2010 includes $219.0 and $146.2, respectively, of pledged cash related to secured trust deposits	601.3	580.8
Trade and notes receivables, net of allowance of $23.6 and $28.8, respectively, at September 30, 2011 and December 31, 2010	265.8	270.7
Goodwill	1,471.6	1,470.7
Prepaid expenses and other assets	366.1	389.1
Capitalized software, net	35.8	44.0
Other intangible assets, net	146.1	155.2
Title plants	390.7	390.8
Property and equipment, net	170.7	179.9
Income taxes receivable	5.9	15.7
Deferred tax asset	—	32.1
Total assets	$7,877.7	$7,887.5
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$614.3	$700.3
Accounts payable to related parties	4.8	8.3
Deferred revenue	126.6	121.4
Notes payable	1,015.1	952.0
Reserve for claim losses	2,080.4	2,272.7
Secured trust deposits	477.9	388.4
Deferred tax liability	44.9	—
Total liabilities	4,364.0	4,443.1
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2011 and December 31, 2010; issued 253,032,789 as of September 30, 2011 and 252,184,269 as of December 31, 2010	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,785.2	3,745.0
Retained earnings	226.8	110.3
Accumulated other comprehensive earnings	6.4	12.6
Less: treasury stock, 33,858,717 shares and 28,435,980 shares as of September 30, 2011 and December 31, 2010, respectively, at cost	(527.0)	(440.8)
Total Fidelity National Financial, Inc. shareholders’ equity	3,491.4	3,427.1
Noncontrolling interests	22.3	17.3
Total equity	3,513.7	3,444.4
Total liabilities and equity	$7,877.7	$7,887.5
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$374.0	$357.6	$1,054.1	$983.6
Agency title insurance premiums	426.0	545.7	1,334.0	1,582.3
Escrow, title related and other fees	371.9	355.4	1,058.2	1,024.1
Specialty insurance	36.7	41.1	116.7	114.0
Interest and investment income	37.5	33.4	112.1	107.5
Realized gains and losses, net	(6.1)	40.1	15.5	192.8
Total revenues	1,240.0	1,373.3	3,690.6	4,004.3
Expenses:
Personnel costs	400.6	401.7	1,181.3	1,162.6
Other operating expenses	277.3	291.8	804.6	852.7
Agent commissions	326.3	427.5	1,033.1	1,247.8
Depreciation and amortization	17.6	21.3	55.7	65.0
Provision for claim losses	107.2	100.8	298.5	284.0
Interest expense	14.0	12.9	42.1	32.5
Total expenses	1,143.0	1,256.0	3,415.3	3,644.6
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	97.0	117.3	275.3	359.7
Income tax expense	31.6	40.7	95.4	125.0
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	65.4	76.6	179.9	234.7
Equity in earnings (loss) of unconsolidated affiliates	3.7	0.9	7.7	(6.2)
Net earnings from continuing operations	69.1	77.5	187.6	228.5
Net earnings from discontinued operations, net of tax	7.8	6.3	16.4	14.6
Net earnings	76.9	83.8	204.0	243.1
Less: Net earnings attributable to noncontrolling interests	2.6	0.6	7.2	3.8
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$74.3	$83.2	$196.8	$239.3
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.30	$0.34	$0.83	$0.99
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.04	0.03	0.07	0.06
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.34	$0.37	$0.90	$1.05
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.29	$0.33	$0.81	$0.98
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.04	0.03	0.07	0.06
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.33	$0.36	$0.88	$1.04

Weighted average shares outstanding, basic basis	217.7	225.9	219.7	227.0
Weighted average shares outstanding, diluted basis	222.0	229.2	223.3	230.0
Cash dividends paid per share	$0.12	$0.18	$0.36	$0.51
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net earnings	$76.9	$83.8	$204.0	$243.1
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(14.1)	37.2	(0.2)	77.3
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	1.0	(2.5)	11.1	0.9
Unrealized loss on foreign currency translation (3)	(1.8)	(1.5)	(0.8)	(0.8)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1.5)	(16.9)	(16.3)	(53.4)
Other comprehensive earnings (loss)	(16.4)	16.3	(6.2)	24.0
Comprehensive earnings	60.5	100.1	197.8	267.1
Less: Comprehensive earnings attributable to noncontrolling interests	2.6	0.6	7.2	3.8
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$57.9	$99.5	$190.6	$263.3
_______________________________________

(1)
Net of income tax (benefit) expense of $(8.3) million and $21.8 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $0.2 million and $45.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

(2)
Net of income tax expense (benefit) of $0.6 million and $(1.4) million for the three-month periods ended September 30, 2011 and 2010, respectively, and $6.8 million and $0.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

(3)
Net of income tax (benefit) expense of $(1.0) million and $(0.4) million for the three-month periods ended September 30, 2011 and 2010, respectively, and $(0.4) million and less than $0.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

(4)
Net of income tax expense of $0.9 million and $9.9 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $10.0 million and $31.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount	Interests	Total Equity
Balance, December 31, 2010	252.2	$—	$3,745.0	$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
Exercise of stock options	0.8	—	5.7	—	—	—	—	—	5.7
Treasury stock repurchased	—	—	—	—	—	5.4	(86.2)	—	(86.2)
Issuance of convertible notes, net of deferred taxes of $8.2 and issuance costs of $0.5	—	—	12.8	—	—	—	—	—	12.8
Tax benefit associated with the exercise of stock options	—	—	1.6	—	—	—	—	—	1.6
Other comprehensive earnings — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(16.5)	—	—	—	(16.5)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	11.1	—	—	—	11.1
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(0.8)	—	—	—	(0.8)
Stock-based compensation	—	—	20.1	—	—	—	—	—	20.1
Dividends declared	—	—	—	(80.3)	—	—	—	—	(80.3)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2.2)	(2.2)
Net earnings	—	—	—	196.8	—	—	—	7.2	204.0
Balance, September 30, 2011	253.0	$—	$3,785.2	$226.8	$6.4	33.9	$(527.0)	$22.3	$3,513.7
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$204.0	$243.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58.3	67.8
Equity in (earnings) losses of unconsolidated affiliates	(7.7)	6.2
Gain on sales of investments and other assets, net	(16.3)	(94.5)
Gain on sale of investment in Sedgwick CMS	—	(98.4)
Stock-based compensation cost	20.1	17.1
Tax benefit associated with the exercise of stock options	(1.6)	(2.1)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in pledged cash, pledged investments, and secured trust deposits	(4.7)	3.6
Net decrease (increase) in trade receivables	9.6	(16.6)
Net decrease in prepaid expenses and other assets	10.0	11.9
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(91.5)	(14.8)
Net decrease in reserve for claim losses	(192.3)	(167.9)
Net change in income taxes	87.4	113.7
Net cash provided by operating activities	75.3	69.1
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	524.1	580.8
Proceeds from sale of Sedgwick CMS	32.0	193.6
Proceeds from calls and maturities of investment securities available for sale	432.9	350.8
Proceeds from sale of other assets	16.9	16.6
Cash received (expended) as collateral on loaned securities, net	0.7	(8.8)
Additions to property and equipment	(22.9)	(28.2)
Additions to capitalized software	(5.8)	(6.3)
Purchases of investment securities available for sale	(1,069.2)	(1,016.2)
Net proceeds from short-term investment securities	78.7	272.8
Contributions to investments in unconsolidated affiliates	(26.0)	(36.7)
Distributions from unconsolidated affiliates	1.0	8.3
Net other investing activities	(5.8)	(3.7)
Acquisitions/disposals of businesses, net of cash acquired	(0.3)	(10.4)
Net cash (used in) provided by investing activities	(43.7)	312.6
Cash flows from financing activities:
Borrowings	500.0	400.3
Debt service payments	(415.9)	(460.2)
Dividends paid	(79.0)	(116.1)
Subsidiary dividends paid to noncontrolling interest shareholders	(2.2)	(1.9)
Exercise of stock options	5.7	3.9
Debt issuance costs	(7.9)	(2.3)
Tax benefit associated with the exercise of stock options	1.6	2.1
Purchases of treasury stock	(86.2)	(38.1)
Net cash used in financing activities	(83.9)	(212.3)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(52.3)	169.4
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	434.6	105.3
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$382.3	$274.7
Supplemental cash flow information:
Income taxes paid	$19.9	$28.6
Interest paid	$39.9	$29.5
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
Description of Business
      We are a holding company that through our subsidiaries provides title insurance, mortgage services and diversified services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2010 than any other title company in the United States. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

Sale of Flood Insurance Business
On July 12, 2011, we entered into a definitive agreement under which we will sell our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note will have an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close in the fourth quarter of 2011 and is subject to regulatory approval and closing conditions. Accordingly, the results of the flood business for all periods presented are reflected in the Condensed Consolidated Statements of Operations as discontinued operations. Total revenues from the flood business included in discontinued operations are $55.0 million and $51.2 million for the three-month periods ending September 30, 2011 and 2010, respectively and $137.1 million and $129.1 million for the nine-month periods ending September 30, 2011 and 2010, respectively. Pre-tax earnings from the flood business included in discontinued operations are $12.7 million and $10.2 million for the three-month periods ending September 30, 2011 and 2010, respectively, and $26.7 million and $23.8 million for the nine-month periods ending September 30, 2011 and 2010, respectively. Included in the Condensed Consolidated Balance Sheet as of September 30, 2011 are $52.8 million in assets and $10.4 million in liabilities relating to the flood insurance business.
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
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
     A summary of the agreements that were in effect with FIS through September 30, 2011, is as follows:

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

•	Real estate management and lease agreements. Included in our revenues are amounts received related to leases or subleases of certain office space and furnishings to FIS.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(In millions)
Rental revenue	$—	$0.1	$—	$0.8
Corporate services and cost-sharing revenue	1.1	1.0	3.5	2.4
Data processing expense	(8.2)	(11.7)	(26.7)	(35.7)
Net expense	$(7.1)	$(10.6)	$(23.2)	$(32.5)
     We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $4.8 million as of September 30, 2011 and $8.3 million as of December 31, 2010.
     Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $39.0 million and $43.9 million as of September 30, 2011 and December 31, 2010, respectively. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $22.7 million and $27.4 million as of September 30, 2011 and December 31, 2010, respectively, as well as an FIS term loan acquired in May 2011 with a fair value of $12.8 million as of September 30, 2011.
Recent Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Code ("ASC") Topic 350, to allow an entity to utilize qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We intend to adopt this update in the fourth quarter of 2011 and do not expect the update to have a material impact on our financial condition or results of operations.

In May 2011, the FASB updated Accounting Standards Code ("ASC") Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption. We do not expect this update to have a material impact on our financial condition or results of operations.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the computation of basic and diluted earnings per share:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$66.5	$76.9	$180.4	$224.7
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	7.8	6.3	16.4	14.6
Basic and diluted net earnings attributable to FNF common shareholders	$74.3	$83.2	$196.8	$239.3

Weighted average shares outstanding during the period, basic basis	217.7	225.9	219.7	227.0
Plus: Common stock equivalent shares assumed from conversion of options	4.3	3.3	3.6	3.0
Weighted average shares outstanding during the period, diluted basis	222.0	229.2	223.3	230.0

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.30	$0.34	$0.83	$0.99
Basic net earnings per share from discontinued operations attributable to FNF common shareholders	0.04	0.03	0.07	0.06
Basic earnings per share attributable to FNF common shareholders	$0.34	$0.37	$0.90	$1.05

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.29	$0.33	$0.81	$0.98
Diluted net earnings per share from discontinued operations attributable to FNF common shareholders	0.04	0.03	0.07	0.06
Diluted earnings per share attributable to FNF common shareholders	$0.33	$0.36	$0.88	$1.04
     Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 7.4 million shares and 9.2 million shares for the three months ended September 30, 2011 and 2010, respectively, and 8.5 million shares and 12.3 million shares for the nine months ended September 30, 2011 and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note C — Fair Value Measurements
     The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$180.8	$—	$180.8
State and political subdivisions	—	1,433.3	—	1,433.3
Corporate debt securities	—	1,606.9	—	1,606.9
Mortgage-backed/asset-backed securities	—	231.7	—	231.7
Foreign government bonds	—	90.1	—	90.1
Preferred stock available for sale	14.1	64.5	—	78.6
Equity securities available for sale	99.0	—	—	99.0
Other long-term investments	—	—	41.7	41.7
Total	$113.1	$3,607.3	$41.7	$3,762.1

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$313.5	$—	$313.5
State and political subdivisions	—	1,374.0	—	1,374.0
Corporate debt securities	—	1,532.7	—	1,532.7
Mortgage-backed/asset-backed securities	—	184.0	—	184.0
Foreign government bonds and other fixed maturity securities	—	80.6	9.5	90.1
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6
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
     Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $41.7 million at September 30, 2011 and a par value of $75.0 million and fair value of $90.1 million at December 31, 2010. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indexes. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of September 30, 2011.
     The following table presents the changes in our investments that are classified as Level 3 for the period ended September 30, 2011 (in millions):

Balance, December 31, 2010	$99.6
Proceeds received upon call/sales	(53.6)
Net realized gains	0.2
Net change included in other comprehensive earnings	(4.5)
Balance, September 30, 2011	$41.7
     The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in note D.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$180.8	$168.2	$12.6	$—	$180.8
State and political subdivisions	1,433.3	1,370.6	62.8	(0.1)	1,433.3
Corporate debt securities	1,606.9	1,590.8	57.7	(41.6)	1,606.9
Mortgage-backed/asset-backed securities	231.7	221.7	10.1	(0.1)	231.7
Foreign government bonds	90.1	83.5	6.6	—	90.1
Preferred stock available for sale	78.6	84.2	—	(5.6)	78.6
Equity securities available for sale	99.0	82.7	18.2	(1.9)	99.0
Total	$3,720.4	$3,601.7	$168.0	$(49.3)	$3,720.4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

	December 31, 2010
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$313.5	$303.8	$11.8	$(2.1)	$313.5
State and political subdivisions	1,374.0	1,343.3	37.9	(7.2)	1,374.0
Corporate debt securities	1,532.7	1,469.6	69.4	(6.3)	1,532.7
Mortgage-backed/asset-backed securities	184.0	176.8	7.2	—	184.0
Foreign government bonds and other fixed maturity securities	90.1	83.7	6.8	(0.4)	90.1
Equity securities available for sale	75.2	51.1	24.4	(0.3)	75.2
Total	$3,569.5	$3,428.3	$157.5	$(16.3)	$3,569.5
   The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2011:

	September 30, 2011
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$294.2	8.6%	$298.9	8.4%
After one year through five years	1,558.8	45.4	1,605.9	45.3
After five years through ten years	1,283.3	37.3	1,326.6	37.6
After ten years	76.8	2.2	79.7	2.2
Mortgage-backed/asset-backed securities	221.7	6.5	231.7	6.5
Total	$3,434.8	100.0%	$3,542.8	100.0%
Subject to call	$1,748.0	50.9%	$1,771.2	50.0%
     Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,116.2 million and $1,143.6 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of September 30, 2011.
     The balance of equity securities includes an investment in FIS stock. The fair value of our investment in the FIS stock was $39.0 million and $43.9 million at September 30, 2011 and December 31, 2010, respectively.
Included in our other long-term investments are various cost-method investments and fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $41.7 million and $90.1 million as of September 30, 2011 and December 31, 2010, respectively; and we recorded a net loss of $5.7 million and $3.5 million related to the structured notes in the three-month and nine-month periods ended September 30, 2011, respectively, and recorded a net gain of $9.2 million and $4.7 million in the three-month and nine-month periods ended September 30, 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, were as follows (in millions):

September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$40.4	$(0.1)	$—	$—	$40.4	$(0.1)
Corporate debt securities	383.0	(41.6)	—	—	383.0	(41.6)
Preferred stock available for sale	65.6	(5.6)	—	—	65.6	(5.6)
Equity securities	22.9	(1.9)	—	—	22.9	(1.9)
Mortgage-backed/asset backed securities	17.0	(0.1)	—	—	17.0	(0.1)
Total temporarily impaired securities	$528.9	$(49.3)	$—	$—	$528.9	$(49.3)

December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$54.3	$(2.0)	$0.4	$(0.1)	$54.7	$(2.1)
State and political subdivisions	255.2	(7.2)	—	—	255.2	(7.2)
Corporate debt securities	251.4	(6.3)	—	—	251.4	(6.3)
Equity securities	—	—	1.8	(0.3)	1.8	(0.3)
Foreign government bonds and other fixed maturity securities	10.8	(0.4)	—	—	10.8	(0.4)
Total temporarily impaired securities	$571.7	$(15.9)	$2.2	$(0.4)	$573.9	$(16.3)
     During the three-month and nine-month periods ended September 30, 2011, we determined that no investments in our portfolio were considered other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of September 30, 2011 and December 31, 2010, we held no investments for which an impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month and nine-month periods ending September 30, 2011 and 2010, respectively:

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1.9	$—	$1.9	$230.2	$24.4	$(0.6)	$23.8	$919.7
Preferred stock available for sale	—	—	—	—	0.1	(0.1)	—	21.0
Equity securities available for sale	—	—	—	—	1.9	—	1.9	16.3
Other long-term investments			(5.7)	10.8			(3.5)	42.8
Other assets			(2.3)	2.3			(6.7)	6.1
Total			$(6.1)	$243.3			$15.5	$1,005.9

	Three months ended September 30, 2010				Nine months ended September 30, 2010
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$5.1	$(0.1)	$5.0	$205.6	$63.8	$(0.5)	$63.3	$881.4
Equity securities available for sale	22.4	—	22.4	46.8	22.9	—	22.9	50.2
Other long-term investments			9.2	—			103.1	193.6
Other assets			3.5	4.1			3.5	16.6
Total			$40.1	$256.5			$192.8	$1,141.8
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2011 and December 31, 2010, investments in unconsolidated affiliates consisted of (in millions):

	Current Ownership	September 30, 2011	December 31, 2010
Ceridian	33%	$372.8	$367.2
Remy	47%	150.8	108.7
Other	Various	51.5	51.8
Total		$575.1	$527.7
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
In addition to our equity method investment in Remy, we held $29.8 million and $29.9 million in par value of a Remy term loan as of September 30, 2011 and December 31, 2010, respectively. The fair value of the term loan was $28.3 million and $29.7 million as of September 30, 2011 and December 31, 2010, respectively, and is included in our fixed maturity securities available for sale. Also, included in our fixed maturity securities available for sale at December 31, 2010 were $54.8 million of Remy’s bonds. On December 17, 2010, as part of a credit refinancing, Remy called these bonds at 109 percent of par, payable January 14, 2011. We received the proceeds and recognized a gain of $8.5 million during the first quarter of 2011.
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
We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the three-month and nine-month periods ended September 30, 2011, include our equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2011, and our net earnings for the three-month and nine-month periods ended September 30, 2010, include our equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2010. Our net earnings for the three-month and nine-month periods ended September 30, 2011, include our equity in Remy's earnings for the three-month and nine-month periods ended August 31, 2011, and our net earnings for the three-month and nine-month periods ended September 30, 2010, include our equity in Remy's earnings for the three-month and nine-month periods ended August 31, 2010. During the three-month periods ended September 30, 2011 and 2010, we recorded an aggregate of $2.8 million and $(0.5) million, respectively, in equity in earnings (losses) and $4.2 million and $(11.3) million, respectively, for the nine-month periods ended September 30, 2011 and 2010 of Ceridian and Remy in the 2011 periods and Ceridian, Remy and Sedgwick in the 2010 periods. Equity in earnings of other unconsolidated affiliates was $0.9 million and $1.4 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $3.5 million and $5.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our condensed consolidated financial statements, is presented below.

	June 30, 2011	September 30, 2010
	(In millions)	(In millions)
Total current assets	$1,158.6	$1,080.3
Goodwill and other intangible assets, net	4,674.9	4,700.6
Other assets	5,261.5	4,859.2
Total assets	$11,095.0	$10,640.1
Current liabilities	$904.2	$799.5
Long-term obligations, less current portion	3,461.6	3,492.5
Other long-term liabilities	5,587.0	5,222.2
Total liabilities	9,952.8	9,514.2
Equity	1,142.2	1,125.9
Total liabilities and equity	$11,095.0	$10,640.1

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
	(In millions)
Total revenues	$370.3	$363.0	$1,141.8	$1,097.3
Loss before income taxes	(26.9)	(36.8)	(45.7)	(107.5)
Net loss	(21.9)	(24.7)	(32.3)	(87.0)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note E — Notes Payable
Notes payable consists of the following:

	September 30, 2011	December 31, 2010
	(In millions)
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	$278.8	$—
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.7
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.4	236.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	—	165.5
Revolving credit facility, unsecured, unused portion of $751.2 at September 30, 2011, composed of $5.5 million due October 2011,with interest payable monthly at LIBOR + 0.475% (0.70% at September 30, 2011), and $194.5 million due March 2013 with interest payable monthly at LIBOR + 1.50% (1.73% at September 30, 2011).	200.0	250
Other	0.1	0.6
	$1,015.1	$952.0

At September 30, 2011, the fair value of our long-term debt was $1,029.8 million and the carrying amount was $1,015.1 million. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2011. The fair value of our syndicated credit agreement is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.

On August 2, 2011, we completed an offering of $300.0 million in aggregate principal amount of 4.25% convertible senior notes due August 15, 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted.  The Notes were issued for cash at 100% of their principal amount.  However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $21.5 million to be amortized to August 2018, when the notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.3870 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (1) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) at any time on and after May 15, 2018.  However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”.  Generally, under “net-

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock.

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Based on market data available for our publicly traded, senior, unsecured corporate bonds, we estimated the implied interest rate of the Notes to be 5.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $278.5 million, calculated as the present value of implied future payments. The $21.5 million difference between the cash proceeds of $300.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes are not considered currently redeemable at the balance sheet date. If the Notes were converted as of September 30, 2011, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, we elected the net-share settlement method as our stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the Notes, which was anti-dilutive for the three and nine months ended September 30, 2011.

We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement.

In August 2011, we re-borrowed $200.0 million on our revolving credit agreement and subsequently repaid $165.6 million of our outstanding 7.30% notes.

Principal maturities of notes payable at September 30, 2011, are as follows (in millions):

2011	$5.6
2012	—
2013	430.9
2014	—
2015	—
Thereafter	578.6
$1,015.1

Note F — Commitments and Contingencies

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. None of the amounts we have currently recorded is considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

On November 24, 2010, plaintiffs filed a class action in the United States District Court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. Plaintiffs have sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. We have employed counsel and intend to vigorously defend the action. The case did not include a statement as to the amount of damages demanded, but instead included a demand for damages in an amount to be proved at trial. Due to the early stage of this case, it is not possible to make meaningful estimates, if any, of the amount or range of loss that could result from this case at this time. The case was transferred on our motion to a Multi District Litigation proceeding in South Carolina and a status conference was held on April 22, 2011.  This case was stayed until a decision was made on motions pending in a similar class action against an unrelated party. The Court in that case ruled on June 15, 2011 on the motion to dismiss the complaint filed by the unrelated party and dismissed the complaint. The plaintiffs in the case against Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation filed an amended complaint on August 15, 2011. The Complaint added approximately 20 new plaintiffs and two new defendants; Commonwealth Land Title Co. and LandAmerica Charter Title Company, both of which are affiliates of FNF. We filed a motion to dismiss the action on September 30, 2011.

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

Operating Leases
On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Note G — Dividends
     On October 19, 2011, our Board of Directors declared cash dividends of $0.12 per share, payable on December 30, 2011, to shareholders of record as of December 16, 2011.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note H — Segment Information
     Summarized financial information concerning our reportable segments is shown in the following tables. Subsequent to the announcement of the sale of the flood business in July 2011, we reorganized our reporting segments in the third quarter of 2011 to reflect the disposition of this business and the realignment of the remaining specialty businesses. Prior period segment information has been restated to conform to the current segment presentation.
     As of and for the three months ended September 30, 2011:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$800.0	$—	$800.0
Other revenues	358.1	50.5	408.6
Revenues from external customers	1,158.1	50.5	1,208.6
Interest and investment income, including net realized gains and losses	28.7	2.7	31.4
Total revenues	1,186.8	53.2	1,240.0
Depreciation and amortization	16.9	0.7	17.6
Interest expense	—	14.0	14.0
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	138.1	(41.1)	97.0
Income tax expense (benefit)	45.7	(14.1)	31.6
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	92.4	(27.0)	65.4
Equity in earnings of unconsolidated affiliates	0.6	3.1	3.7
Earnings (loss) from continuing operations	$93.0	$(23.9)	$69.1
Assets	$6,562.0	$1,315.7	$7,877.7
Goodwill	1,430.9	40.7	1,471.6
As of and for the three months ended September 30, 2010:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$903.3	$—	$903.3
Other revenues	344.8	51.7	396.5
Revenues from external customers	1,248.1	51.7	1,299.8
Interest and investment income, including realized gains and losses	70.8	2.7	73.5
Total revenues	1,318.9	54.4	1,373.3
Depreciation and amortization	21.3	—	21.3
Interest expense	—	12.9	12.9
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	139.5	(22.2)	117.3
Income tax expense (benefit)	48.4	(7.7)	40.7
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	91.1	(14.5)	76.6
Equity in earnings (loss) of unconsolidated affiliates	1.0	(0.1)	0.9
Earnings (loss) from continuing operations	$92.1	$(14.6)	$77.5
Assets	$6,401.0	$1,478.0	$7,879.0
Goodwill	1,432.1	41.4	1,473.5

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the nine months ended September 30, 2011:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$2,388.1	$—	$2,388.1
Other revenues	1,022.6	152.3	1,174.9
Revenues from external customers	3,410.7	152.3	3,563.0
Interest and investment income, including realized gains and losses	120.2	7.4	127.6
Total revenues	3,530.9	159.7	3,690.6
Depreciation and amortization	53.5	2.2	55.7
Interest expense	0.8	41.3	42.1
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	388.1	(112.8)	275.3
Income tax expense (benefit)	135.6	(40.2)	95.4
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	252.5	(72.6)	179.9
Equity in earnings of unconsolidated affiliates	3.2	4.5	7.7
Earnings (loss) from continuing operations	$255.7	$(68.1)	$187.6
Assets	$6,562.0	$1,315.7	$7,877.7
Goodwill	1,430.9	40.7	1,471.6
As of and for the nine months ended September 30, 2010:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$2,565.9	$—	$2,565.9
Other revenues	981.6	156.5	1,138.1
Revenues from external customers	3,547.5	156.5	3,704.0
Interest and investment income, including realized gains and losses	167.1	133.2	300.3
Total revenues	3,714.6	289.7	4,004.3
Depreciation and amortization	63.8	1.2	65.0
Interest expense	0.2	32.3	32.5
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	296.3	63.4	359.7
Income tax expense	102.5	22.5	125.0
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	193.8	40.9	234.7
Equity in earnings (loss) of unconsolidated affiliates	0.1	(6.3)	(6.2)
Earnings from continuing operations	$193.9	$34.6	$228.5
Assets	$6,401.0	$1,478.0	$7,879.0
Goodwill	1,432.1	41.4	1,473.5
     The activities of the reportable segments include the following:
     Fidelity National Title Group
     This segment consists of the operations of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

     Corporate and Other
     The corporate and other segment consists of the operations of the parent holding company, certain subsidiaries that issue homeowners' and automobile insurance policies, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in the nine months ended September 30, 2010.

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
Overview
     We are a holding company that through our subsidiaries provides title insurance, mortgage services and diversified services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2010 than any other title company in the United States. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human resources, payroll, benefits and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
     We currently have two reporting segments as follows:

•
Fidelity National Title Group. This segment consists of the operations of FNF’s title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

•
Corporate and Other.  The corporate and other segment consists of the operations of the parent holding company, certain subsidiaries that issue homeowners' and automobile insurance policies, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in the nine months ended September 30, 2010.

Sale of Flood Insurance Business
On July 12, 2011, we entered into a definitive agreement under which we will sell our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note will have an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close in the fourth quarter of 2011 and is subject to regulatory approval and closing conditions. Accordingly, the results of the flood business for all periods presented are reflected in the Condensed Consolidated Statements of Operations as discontinued operations. The flood business sale is expected to result in a pre-tax gain of approximately $153.6 million. See note A of the Notes to Condensed Consolidated Financial Statements for further details on this transaction.
Subsequent to the announcement of the sale of the flood business in July 2011, we reorganized our reporting segments in the third quarter of 2011 to reflect the disposition of this business and the realignment of the remaining specialty businesses. Prior period segment information has been restated to conform to the current segment presentation.
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
 According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.6 trillion, $2.0 trillion and $1.5 trillion in 2010, 2009 and 2008, respectively. As of October 11, 2011, the MBA’s Mortgage Finance Forecast estimates an approximately $1.2 trillion mortgage origination market for 2011, which would be a decrease of 25.0% from 2010. The MBA forecasts that the decrease will result almost entirely from reduced refinance activity.
Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through the middle of 2013. Mortgage interest rates remained at historically low levels throughout 2010 and continued to decrease in the first nine months of 2011.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. One of these programs, the American Recovery and Reinvestment Act of 2009 (“ARRA”), passed on February 17, 2009, was a $787 billion stimulus package, that provided an array of types of relief for homebuyers, such as an $8,000 tax credit that became available to first-time homebuyers for the purchase of a principal residence. The first-time homebuyers tax credit program expired on September 30, 2010. We believe these measures had a positive impact on our 2010 order volumes. More recently, on October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the lower interest rates. We are uncertain to what degree the modified HARP program may affect our results in the future.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") is concurrently reviewing the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011 the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in additional claims exposure to us because the new owners and their lenders would have the rights of good faith purchasers with respect to foreclosed properties which should not be affected by potential defects in documentation. Additionally, even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in no loss under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. As with the freezes on foreclosures in 2010, the consent orders imposed by the federal regulators may continue to delay lender foreclosure completions.
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
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and in the first nine months of 2011, we again saw an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
Revenues from our homeowners' insurance business are impacted by the level of residential real estate purchase activity in the U.S. and the general state of the economy as well as our market share. In recent years, our homeowners’ insurance business has tightened underwriting standards and eliminated unprofitable agents and territories, a strategy which we believe will benefit us in the long term.
Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$374.0	$357.6	$1,054.1	$983.6
Agency title insurance premiums	426.0	545.7	1,334.0	1,582.3
Escrow, title-related and other fees	371.9	355.4	1,058.2	1,024.1
Specialty insurance	36.7	41.1	116.7	114.0
Interest and investment income	37.5	33.4	112.1	107.5
Realized gains and losses, net	(6.1)	40.1	15.5	192.8
Total revenues	1,240.0	1,373.3	3,690.6	4,004.3
Expenses:
Personnel costs	400.6	401.7	1,181.3	1,162.6
Other operating expenses	277.3	291.8	804.6	852.7
Agent commissions	326.3	427.5	1,033.1	1,247.8
Depreciation and amortization	17.6	21.3	55.7	65.0
Provision for claim losses	107.2	100.8	298.5	284.0
Interest expense	14.0	12.9	42.1	32.5
Total expenses	1,143.0	1,256.0	3,415.3	3,644.6
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	97.0	117.3	275.3	359.7
Income tax expense	31.6	40.7	95.4	125.0
Equity in earnings (loss) of unconsolidated affiliates	3.7	0.9	7.7	(6.2)
Net earnings from continuing operations	$69.1	$77.5	$187.6	$228.5
Orders opened by direct title operations	596,000	711,900	1,598,100	1,774,100
Orders closed by direct title operations	378,800	408,000	1,102,800	1,102,400
 Revenues.
     Total revenues decreased $133.3 million in the three months ended September 30, 2011, compared to the 2010 period. The decrease consisted of decreases of $132.1 million in the Fidelity National Title Group segment and $1.2 million in the corporate and other segment. Total revenues decreased $313.7 million in the nine months ended September 30, 2011, compared to the 2010 period. The decrease was made up of decreases of $183.7 million in the Fidelity National Title Group segment and $130.0 million in the corporate and other segment.
Escrow, title-related and other fees increased $16.5 million, or 4.6%, in the three months ended September 30, 2011, from the 2010 period, consisting of increases of $13.3 million in the Fidelity National Title Group segment and $3.2 million in the corporate and other segment. Escrow, title-related and other fees increased $34.1 million, or 3.3% in the nine months ended September 30, 2011, from the 2010 period, consisting of an increase of $41.0 million in the Fidelity National Title Group segment offset by a decrease of $6.9 million in the corporate and other segment.
Revenues from specialty insurance include revenues from the issuance of homeowners’, automobile, and other personal lines insurance policies.
The change in revenue from operations is discussed in further detail at the segment level below.
     Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $4.1 million in the three months ended September 30, 2011 compared to the 2010 period and increased $4.6 million in the nine months ended September 30, 2011 compared to the 2010 period with the increase due to an overall increase in the fixed maturity security portfolio book value since the prior period.

     Net realized gains and losses totaled $(6.1) million and $40.1 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $15.5 million and $192.8 million in the nine-month periods ended September 30, 2011 and 2010, respectively. The decrease in the three-month period is primarily the result of a $5.7 million decrease in the value of our structured notes in the 2011 period as well as a $21.7 million gain on the sale of FIS stock as part of a tender offer and a $9.2 million gain resulting from an increase in value of our structured notes in the 2010 period. The decrease in the nine-month period also includes a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010 as well as a $27.2 million gain on the sale of a corporate bond during the first six months of 2010. In addition, net realized gains for each period included a number of other gains and losses on various transactions, none of which were individually significant.
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
     Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $1.1 million, or 0.3%, in the three months ended September 30, 2011, from the 2010 period, with a decrease of $3.5 million in the Fidelity National Title Group segment offset by an increase of $2.4 million in the corporate and other segment. Personnel costs increased $18.7 million, or 1.6%, in the nine months ended September 30, 2011, from the 2010 period, with increases of $2.8 million in the Fidelity National Title Group segment and $15.9 million in the corporate and other segment.  Personnel costs as a percentage of total revenue were 32.3% and 29.3% in the three-month periods ended September 30, 2011 and 2010, respectively, and 32.0% and 29.0% in the nine-month periods ended September 30, 2011 and 2010, respectively. In the Fidelity National Title Group Segment, the decrease in the three-month periods ended September 30, 2011 is due mainly to decreases in opened and closed order counts offset by higher bonus and commissions due to improved profitability in many operations. The increase in the nine-month period ended September 30, 2011 reflects higher bonus and commissions associated with increases in profitability from direct operations and a slight increase in closed order counts from the 2010 period. Average employee count was 16,694 and 16,436 in the three-month periods ended September 30, 2011 and 2010, respectively, and 16,845 and 16,611 in the nine-month periods ended September 30, 2011 and 2010, respectively. Personnel costs in the title segment as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 52.8% and 55.5% for the three-month periods ended September 30, 2011 and 2010, respectively, and 54.4% and 57.4% for the nine-month periods ended September 30, 2011 and 2010, respectively. The increase in personnel costs in the corporate and other segment in both periods is due to higher bonus accruals earned as part of our cost savings initiative as well as improved overall profitability.
     Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses decreased $14.5 million in the three months ended September 30, 2011, from the 2010 period, reflecting decreases of $16.1 million or 6.0% in the Fidelity National Title Group segment, offset by an increase of $1.6 million in the corporate and other segment. Other operating expenses decreased $48.1 million in the nine months ended September 30, 2011, from the 2010 period, reflecting decreases of $44.7 million or 5.8% in the Fidelity National Title Group segment and $3.4 million in the corporate and other segment. In the Fidelity National Title Group segment, the decreases in other operating expenses in both periods were due mainly to decreases in facilities costs and technology costs as part of our corporate cost savings initiative. The decrease in the corporate and other segment in the nine months ended September 30, 2011 was due primarily to the cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands in the 2010 period.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
     Depreciation and amortization decreased $3.7 million in the three months ended September 30, 2011, from the 2010 period and decreased $9.3 million in the nine months ended September 30, 2011, from the 2010 period. The decrease in both periods is due to older assets being fully depreciated and a decrease in capital spending over the past few years.
     The provision for claim losses includes an estimate of anticipated title and title-related claims, escrow losses and claims relating to our personal lines insurance businesses. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for claim losses for the three-month periods ended September 30, 2011 and 2010, was composed of $66.4 million and $71.9 million, respectively, from the Fidelity National Title Group segment and $40.8 million and $28.9 million, respectively, from the corporate and other segment. The provision for claim losses for the nine-month periods ended September 30, 2011 and 2010, was made up of $193.1 million and $202.3 million, respectively, from the Fidelity National Title Group segment and $105.4 million and $81.7 million, respectively, from the corporate and other segment. The provision for claim losses in discussed in further detail below at the segment level.
Interest expense increased $1.1 million in the three months ended September 30, 2011, from the 2010 period, and increased $9.6 million in the nine months ended September 30, 2011, from the 2010 period. The increase in the three months ended September 30, 2011 is primarily due to interest expense incurred on the 4.25% convertible notes issued in August 2011. Also contributing to the increase in the nine months ended September 30, 2011 is interest expense incurred on the 6.60% notes issued in May 2010.
     Income tax expense was $31.6 million and $40.7 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $95.4 million and $125.0 million in the nine-month periods ended September 30, 2011 and 2010, respectively. Income tax expense as a percentage of earnings before income taxes was 33% and 35% for the three-month periods ended September 30, 2011 and 2010, respectively, and 35% for each of the nine-month periods ended September 30, 2011 and 2010. Income tax expense as a percentage of earnings before income taxes fluctuates dependent on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
     Equity in earnings (loss) of unconsolidated affiliates was $3.7 million and $0.9 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $7.7 million and $(6.2) million for the nine-month periods ended September 30, 2011 and 2010, respectively. The equity in earnings (losses) in 2011 and 2010 consisted of net earnings related to our investment in Ceridian, Remy, and other investments in unconsolidated affiliates and of Sedgwick in the nine-month period ended September 30, 2010.

Fidelity National Title Group
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Direct title insurance premiums	$374.0	$357.6	$1,054.1	$983.6
Agency title insurance premiums	426.0	545.7	1,334.0	1,582.3
Escrow, title related and other fees	358.1	344.8	1,022.6	981.6
Interest and investment income	35.9	31.7	106.7	100.7
Realized gains and losses, net	(7.2)	39.1	13.5	66.4
Total revenues	1,186.8	1,318.9	3,530.9	3,714.6
Expenses:
Personnel costs	386.3	389.8	1,129.9	1,127.1
Other operating expenses	252.8	268.9	732.4	777.1
Agent commissions	326.3	427.5	1,033.1	1,247.8
Depreciation and amortization	16.9	21.3	53.5	63.8
Provision for claim losses	66.4	71.9	193.1	202.3
Interest expense	—	—	0.8	0.2
Total expenses	1,048.7	1,179.4	3,142.8	3,418.3
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$138.1	$139.5	$388.1	$296.3

Total revenues for the Fidelity National Title Group segment decreased $132.1 million, or 10.0%, in the three months ended September 30, 2011, from the 2010 period. Total revenues for this segment decreased $183.7 million, or 4.9% in the nine months ended September 30, 2011, from the 2010 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2011	Total	2010	Total	2011	Total	2010	Total
	(Dollars in millions)
Title premiums from direct operations	$374.0	46.8%	$357.6	39.6%	$1,054.1	44.1%	$983.6	38.3%
Title premiums from agency operations	426.0	53.2	545.7	60.4	1,334.0	55.9	1,582.3	61.7
Total title premiums	$800.0	100.0%	$903.3	100.0%	$2,388.1	100.0%	$2,565.9	100.0%
Title insurance premiums decreased 11.4% in the three months ended September 30, 2011 and 6.9% in the nine months ended September 30, 2011, as compared to the 2010 periods. The decrease in the three-month period was made up of an increase in premiums from direct operations of $16.4 million, or 4.6%, and a decrease in premiums from agency operations of $119.7 million, or 21.9%. The decrease in the nine-month period was made up of an increase in premiums from direct operations of $70.5 million, or 7.2%, and a decrease in premiums from agency operations of $248.3 million, or 15.7%.
     The increase in title premiums from direct operations in the 2011 periods was primarily due to an increase in fee per file in 2011. In the first nine months of 2011, mortgage interest rates were consistent with or slightly lower than rates in the first nine months of 2010. Closed order volumes were 378,800 and 1,102,800 in the three and nine months ended September 30, 2011, respectively, compared with 408,000 and 1,102,400 in the three months and nine months ended September 30, 2010, respectively. The average fee per file in our direct operations was $1,543 and $1,493 in the three and nine months ended September 30, 2011, respectively, compared to $1,346 and $1,394 in the three and nine months ended September 30, 2010, respectively, with the increase in both periods reflecting a higher volume of commercial transactions, which typically have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.

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

In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $7.8 million, or 5.7%, in the three months ended September 30, 2011 compared to the 2010 period, and increased $32.8 million, or 8.6%, in the nine months ended September 30, 2011 compared to the 2010 period, in each case due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $5.5 million, or 2.6%, in the three months ended September 30, 2011 compared to the 2010 period, and increased $8.2 million, or 1.4%, in the nine months ended September 30, 2011 compared to the 2010 period. The increase in both periods is primarily due to increases in our revenue from commercial transactions offset by a decrease in revenues at a division of our business that manages real estate owned by financial institutions related to a continued delay in lender foreclosure completions.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
	(Dollars in millions)
Agent premiums	$426.0	100.0%	$545.7	100.0%	$1,334.0	100.0%	$1,582.3	100.0%
Agent commissions	326.3	76.6%	427.5	78.3%	1,033.1	77.4%	1,247.8	78.9%
Net retained agent premiums	$99.7	23.4%	$118.2	21.7%	$300.9	22.6%	$334.5	21.1%
     Net margin from agency title insurance premiums as a percentage of total agency premiums was 23.4% and 21.7% in the three-month periods ended September 30, 2011 and 2010, respectively, and 22.6% and 21.1% in the nine-month periods ended September 30, 2011 and 2010, respectively. The increase in net margin is due primarily to the modification of various agency agreements since 2010 which resulted in an increase to our retained premium.
 The provision for claim losses in the Fidelity National Title Group segment includes an estimate of anticipated title and title-related claims and escrow losses as well as an estimate of anticipated claims on our home warranty insurance business. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $54.5 million and $61.8 million for the three-month periods ended September 30, 2011 and 2010, and was $162.7 million and $175.2 million for the nine-month periods ended September 30, 2011 and 2010, and in both years reflects an average provision rate of 7.0% of title premiums. The claims loss provision for title insurance in both years is net of a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment in the reserve for claim losses related to certain underwriters acquired from LandAmerica Financial Group, Inc. in December 2008. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. The claim loss provision for home warranty insurance was $11.9 million and $10.1 million for the three-month periods ended September 30, 2011 and 2010, and was $30.4 million and $27.1 million for the nine-month periods ended September 30, 2011 and 2010.
  Corporate and Other
    The corporate and other segment consists of the operations of the parent holding company, certain subsidiaries that issue homeowners' and automobile insurance policies, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in the nine months ended September 30, 2010. The corporate and other segment generated revenues of $53.2 million and $54.4 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $159.7 million and $289.7 million in the nine-month periods ended September 30, 2011 and 2010, respectively.
Other fees increased $3.2 million or 30.2% in the three months ended September 30, 2011 compared to the 2010 period and decreased $6.9 million or 16.2% in the nine months ended September 30, 2011 compared to the 2010 period. The decrease in the nine months ended September 30, 2011 primarily due to the 2010 period including $13.7 million in revenue from the sale of a large parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
Revenues from specialty insurance include revenues from the issuance of homeowners’, automobile, and other personal lines insurance policies. Specialty insurance revenues decreased $4.4 million or 10.7% in the three months ended September 30, 2011, from the 2010 period and increased $2.7 million or 2.4% in the nine months ended September 30, 2011, from the 2010 period. The decrease in the three months ended September 30, 2011 is due to increased ceded premiums over the 2010 period. The increase in the nine months ended September 30, 2011 related primarily to premium rate increases implemented since the 2010 period.
 This segment generated pretax (losses) earnings of $(41.1) million and $(22.2) million in the three-month periods ended September 30, 2011 and 2010, respectively, and $(112.8) million and $63.4 million in the nine-month periods ended September 30, 2011 and 2010, respectively. The decrease in pretax earnings in each period is primarily related to decreases in net realized gains and a decrease in earnings of $13.0 million in the three-month period and $15.8 million in the nine-month period related to the personal lines insurance businesses.
Net realized gains totaled $1.1 million and $1.0 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $2.0 million and $126.4 million in the nine-month periods ended September 30, 2011 and 2010, respectively. The decrease in the nine-month period is primarily driven by the $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010.
The provision for claim losses from our personal lines insurance businesses was $40.8 million and $28.9 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $105.4 million and $81.7 million in the nine-month periods ended September 30, 2011 and 2010, respectively, with the increase in both periods due to claims related to Hurricane Irene in the Northeast as well as tornadoes, wind, and hail claims in the Southeast.

Liquidity and Capital Resources
    Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.12 per share for the third quarter of 2011, or approximately $26.0 million. On October 19, 2011, our Board of Directors declared cash dividends of $0.12 per share, payable on December 30, 2011, to shareholders of record as of December 16, 2011. This is consistent with the dividend target of 30% of 2010 net earnings for 2011 set by the Board of Directors in 2010. The Board of Directors currently intends to maintain the quarterly cash dividend of $0.12 per share for 2012. However, the declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
     Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2010, $2,825.9 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2011, our title subsidiaries could pay or make distributions to us of approximately $75.4 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by operations for the nine months ended September 30, 2011 and 2010 totaled $75.3 million and  $69.1 million, respectively.
Capital Expenditures. Total capital expenditures for property and equipment were $22.9 million and $28.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Total capital expenditures for software were $5.8 million and $6.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively.
     Financing. On August 2, 2011, we completed an offering of $300.0 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted.  The Notes were issued for cash at 100% of their principal amount.  However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $21.5 million to be amortized to August 2018, when the notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.3870 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (1) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) at any time on and after May 15, 2018.  However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”.  Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock.
We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement.
Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 110 basis points to 190 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At September 30, 2011, we were in compliance with all debt covenants. As of September 30, 2011, we had outstanding debt with a principal amount of $200.0 million under the Credit Agreement, which is composed of $5.5 million bearing interest at 0.70% and which is due October 2011 and $194.5 million bearing interest at 1.73% and which is due March 2013. Subsequent to quarter-end, on October 14, 2011, we repaid the $5.5 million outstanding on the Credit Agreement which was due October 2011.
In August 2011, we re-borrowed $200.0 million on our revolving credit agreement and subsequently repaid $165.6 million of our outstanding 7.30% notes. Our outstanding debt also includes $236.4 million aggregate principal amount of our 5.25% notes due March 2013 and $299.8 million aggregate principal amount of our 6.60% notes due May 2017. These notes contain customary covenants and events of default for investment grade public debt.
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
     Contractual Obligations. Changes have been made to our payout schedule for notes payable relating to the following items: In August 2011, we repaid $165.6 million of our outstanding 7.30% notes. Also in August 2011, we completed an offering of $300.0 million in aggregate principal amount of 4.25% notes due August 2018. See the “Financing” section above as well as the payout schedule in note E in the Notes to Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these obligations. There were no other material changes to our long-term contractual obligations since our annual report on Form 10-K for the year ending December 31, 2010.
     Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the three months ended September 30, 2011, we repurchased 4,609,700 shares for $75.0 million or an average $16.27 per share, utilizing proceeds from the $300.0 million convertible note offering. In the nine months ended September 30, 2011, we repurchased a total of 5,419,850 shares for $86.2 million, or an average of $15.90 per share. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 15,378,512 shares for $221.7 million, or an average of $14.42 per share, and there are 4,621,488 shares available to be repurchased under the plan.
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
     On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $39.0 million as of September 30, 2011.
     Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
     In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of September 30, 2011 related to these arrangements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2011 - 7/31/2011	4,609,700	$16.27	4,609,700	4,621,488
8/1/2011 - 8/31/2011	—	—	—	4,621,488
9/1/2011 - 9/30-2011	—	—	—	4,621,488
Total	4,609,700	$16.27	4,609,700

(1)
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares or our common stock. On January 27, 2011, our Board of Directors approved an increase of 5 million shares that may be repurchased under the program.

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

Date:	October 27, 2011	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	Anthony J. Park
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