Form 10-K
period 2011-12-31
Fidelity National Financial, Inc.
filed 2012-02-23
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $3,332,281,166 based on the closing price of $15.74 as reported by the New York Stock Exchange.

As of January 31, 2012, there were 221,572,801 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2011, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.d

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business

We are a holding company that through our subsidiaries provides title insurance, mortgage services and diversified services. We are the nation’s largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2011 than any other title company in the United States. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human capital management and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles; and American Blue Ribbon Holdings, LLC, an owner and operator of the Village Inn, Bakers Square and Max & Erma's restaurants.

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

•
Corporate and Other.  The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy.

Competitive Strengths
We believe that our competitive strengths include the following:
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2011, our insurance companies had a 35% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes over 1,100 direct residential title offices and over 5,000 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
 Competitive cost structure.  We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation of order activity and management of our cost structure. When compared to our industry competitors, we also believe that our structure is more efficiently designed which allows us to operate with lower overhead costs.
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
Strategy
 Fidelity National Title Group
Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to:

•
Continue to operate multiple title brands independently.  We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, and Alamo Title. In our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with a particular brand and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

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

•
Manage our operations successfully through business cycles.  We operate in a cyclical industry and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. We continue to monitor, evaluate and execute upon the consolidation of administrative functions, legal entity structure, and office consolidation, as necessary, to respond to the continually changing marketplace. We maintain shorter durations on our investment portfolio to mitigate our interest rate risk and, in a rising interest rate environment, to increase our investment revenue, which may offset some of the decline in premiums and service revenues we would expect in such an environment. A more detailed discussion of our investment strategies is included in “Investment Policies and Investment Portfolio.”

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

On February 5, 2012, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of O'Charley's Inc., which operates more than 340 full-service restaurants under the O'Charley's, Ninety Nine and Stoney River Legendary Steaks concepts, that we do not currently own for $9.85 per share in cash. O'Charley's Inc. had 21,967,041 shares outstanding as of December 31, 2011. We own 2,079,542 or 9.5% of the outstanding shares of O'Charley's Inc. common stock prior to the tender offer. The transaction is expected to close in May 2012 and is subject to successful completion of the tender and other customary closing conditions.

On December 27, 2011, we entered into a definitive agreement under which we will sell an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for approximately $119.0 million. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close by the second quarter of 2012 and is subject to regulatory approval and closing conditions. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected as discontinued operations. The at-risk insurance business sale is expected to result in a pre-tax loss of approximately $15.1 million, which was recorded in the fourth quarter of 2011. See note A of the Notes to Consolidated Financial Statements for further details on this transaction.

On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note has an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. Accordingly, the results of the flood insurance business for all periods presented are reflected as discontinued operations. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million. See note A of the Notes to Consolidated Financial Statements for further details on this transaction.

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our former minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. We received approximately $225.6 million in proceeds, of which $32.0 million was held in an indemnity escrow and received in 2011, for our ownership interest, resulting in a pre-tax gain of approximately $98.4 million in 2010.
Title Insurance
Market for title insurance.  While we saw declines from 2007-2010 in the title insurance market in the United States, the market remains large having grown significantly from 1995 until 2005. According to Demotech Performance of Title Insurance Companies 2011 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry grew from $4.8 billion in 1995 to its highest at $17.8 billion in 2005 and then decreased to $15.2 billion in 2007, $11.3 billion in 2008, $10.7 billion in 2009, and to $10.5 billion in 2010. Growth in the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates and sales of and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have experienced significant declines over the past five years. Beginning in 2008 and continuing through 2011, the mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions. Multiple banks have failed during this time and others may fail in the future, reducing the capacity of the mortgage industry to make loans. Lenders have tightened their underwriting standards which has made it more difficult for buyers to qualify for new loans. However, during this same period, interest rates were at historically low levels, which spurred an increase in refinance activity in 2009 - 2011. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
 The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech the top four title insurance groups accounted for 89.0% of net premiums written in 2010. Over 30 independent title insurance companies accounted for the remaining 11.0% of net premiums written in 2010. Over the years, the title insurance industry has been consolidating, beginning with the merger of Lawyers Title Insurance Company (Lawyers) and Commonwealth Land Title Insurance Company (Commonwealth) in 1998 to create LandAmerica Financial Group (LFG), followed by our acquisition of Chicago Title in March 2000. Then, in December 2008, we acquired LFG’s two principal title insurance underwriters, Commonwealth and Lawyers (the "LFG Underwriters"). Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
Title insurance companies typically issue title insurance policies directly through branch offices or through affiliated title agencies, or indirectly through independent third party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title insurance company typically performs or directs the title search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the title search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.
 Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing title searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, the maintenance of "title plants,” which are indexed compilations of public records, maps and other relevant historical documents, and the facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property, and from closing related errors.
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
We have over 1,100 offices throughout the U.S. primarily providing residential real estate title insurance. During 2008 and 2009, as title insurance activity slowed, we closed and consolidated a number of our offices. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle and Houston.
 Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and periodically decrease the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2011, we transact business with over 5,000 agents.

 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,431.5	43.9%	$1,404.5	38.6%	$1,475.3	37.6%
Agency	1,829.6	56.1	2,236.7	61.4	2,452.3	62.4
Total title insurance premiums	$3,261.1	100.0%	$3,641.2	100.0%	$3,927.6	100.0%
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
Geographic Operations.  Our direct operations are divided into approximately 150 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of over 5,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state.

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$515.3	15.8%	$570.0	15.7%	$691.3	17.6%
Texas	401.2	12.3	412.1	11.3	406.1	10.3
New York	262.9	8.0	284.4	7.8	272.5	6.9
Florida	214.2	6.6	226.5	6.2	224.7	5.7
Illinois	149.2	4.6	156.9	4.3	114.0	2.9
All others	1,718.3	52.7	1,991.3	54.7	2,219.0	56.6
Totals	$3,261.1	100.0%	$3,641.2	100.0%	$3,927.6	100.0%
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow, title-related and other services, including closing services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities, as well as default and appraisal services. Escrow, title-related and other fees represented approximately 29.5%, 25.9%, and 25.8% of our revenues in 2011, 2010, and 2009, respectively.
Sales and Marketing
We market and distribute our title and escrow products and services to customers in the residential and commercial market sectors of the real estate industry through customer solicitation by sales personnel. Although in many instances the individual homeowner is the beneficiary of a title insurance policy, we do not focus our marketing efforts on the homeowner. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers are an important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.
Claims
 An important part of our operations is the handling of title and escrow claims. We employ a staff of approximately 550 employees in our claims department, over 250 of which are attorneys. We also use the services of outside attorneys. Our claims processing centers are located in Omaha, Nebraska and Jacksonville, Florida. In-house claims counsel who handle larger claims are also located in other parts of the country.
 Claims result from a wide range of causes. These causes generally include, but are not limited to, search and exam errors, forgeries, incorrect legal descriptions, signature and notary errors, unrecorded liens, mechanics’ liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or theft of settlement funds (including independent agency defalcations), and mistakes in the escrow process. Under our policies, we are required to defend insureds when covered claims are filed against their interest in the property. Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories, including in some cases allegations of negligence or an intentional tort. We occasionally incur losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first six years after the policy has been issued, although claims may also be reported and paid many years later.
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
Claims can be complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed. In our commercial title business, we may issue polices with face amounts well in excess of $100 million, and from time to time claims are submitted with respect to large policies. We believe we are appropriately reserved with respect to all claims (large and small) that we currently face. Occasionally we experience large losses from title policies that have been issued or from our escrow operations, or overall worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Claims can result in litigation in which we may represent our insured and/or ourselves. We consider this type of litigation to be an ordinary course aspect of the conduct of our business.
 Reinsurance and Coinsurance
 We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements provide generally that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single occurrence. For 2012, our excess of loss coverage is split into two tiers. The first tier provides coverage for residential and commercial transactions up to $100 million per loss occurrence, subject to a $10 million retention per loss. Prior to any recovery, there is also an additional $5 million aggregate retention. The second tier provides additional coverage for commercial transactions in excess of $100 million of loss per occurrence up to $400 million per occurrence, with the Company participating at 20%.
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
Competition
 Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Independent agency operations account for 56.1% of our total title insurance premiums. Several of the smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. The removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2011, the combined statutory unearned premium reserve required and reported for our title insurers was $1,858.3 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
 The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2012, our directly owned title insurers can pay dividends or make distributions to us of approximately $107.6 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders.
The combined statutory capital and surplus of our title insurers was approximately $894.4 million and $900.7 million as of December 31, 2011 and 2010, respectively. The combined statutory (loss) earnings of our title insurers were $140.1 million, $(46.6) million, and $237.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, they must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2011.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These companies were in compliance with their respective minimum net worth requirements at December 31, 2011.
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
 The National Association of Insurance Commissioners ("NAIC") has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which our title insurers are domiciled require adherence to NAIC filing procedures, each such insurer, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.
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
 Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A’
Chicago Title Insurance Company	A”
Commonwealth Land Title Insurance Company	A
Fidelity National Title Insurance Company	A’
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
As of December 31, 2011 and 2010, the carrying amount, which approximates the fair value, of total investments, excluding investments in unconsolidated affiliates, was $3.5 billion and $3.8 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties. Our fixed maturities included auction rate securities at December 31, 2010 with a par value of $14.1 million and fair value of $9.5 million, which were included in the assets of the LFG Underwriters that we acquired on December 22, 2008. Fair values for the auction rate securities were provided by a third-party pricing service. These auction rate securities were sold during 2011.
 The following table presents certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2011 and 2010:

	December 31,
	2011				2010
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$534.7	17.3%	$565.1	17.7%	$724.5	21.5%	$748.1	21.4%
Aa/AA	1,084.8	35.1	1,139.5	35.6	1,220.5	36.1	1,254.0	35.9
A	728.2	23.5	759.0	23.7	758.3	22.5	793.2	22.7
Baa/BBB	505.7	16.3	516.2	16.1	525.4	15.6	541.6	15.5
Ba/BB/B	159.6	5.2	153.4	4.8	66.0	2.0	67.2	1.9
Lower	68.4	2.2	55.1	1.7	15.8	0.5	14.8	0.4
Other (2)	11.6	0.4	11.9	0.4	66.7	1.8	75.4	2.2
	$3,093.0	100.0%	$3,200.2	100.0%	$3,377.2	100.0%	$3,494.3	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2011
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$319.5	10.3%	$324.4	10.1%
After one year through five years	1,422.3	46.0	1,468.3	45.9
After five years through ten years	1,101.4	35.6	1,146.4	35.8
After ten years	57.9	1.9	59.5	1.9
Mortgage-backed/asset-backed securities	191.9	6.2	201.6	6.3
	$3,093.0	100.0%	$3,200.2	100.0%
At December 31, 2011 substantially all of our mortgage-backed and asset-backed securities are rated AA or better. The mortgage-backed and asset-backed securities are made up of $157.6 million of agency mortgage-backed securities, $1.6 million of non-agency mortgage backed securities, $0.1 million of collateralized mortgage obligations, $25.9 million of commercial mortgage-backed securities, and $16.4 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $1,437.7 million and a fair value of $1,477.8 million were callable or had make-whole call provisions at December 31, 2011.
Our equity securities at December 31, 2011 and 2010 consisted of investments at a cost basis of $83.2 million and $51.1 million, respectively, and fair value of $105.7 million and $75.2 million, respectively. The balance of equity securities at December 31, 2011 and 2010 contains an investment in Fidelity National Information Services ("FIS") stock, a related party. During the third quarter of 2010, we sold 1,611,574 shares of FIS stock as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our investment in FIS stock was $42.6 million and $43.9 million as of December 31, 2011 and 2010, respectively. There were no significant investments in banks, trust or insurance companies at December 31, 2011 or 2010.
At December 31, 2011 and 2010, we also held $546.5 million and $527.7 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian and Remy.
 As of December 31, 2011 and 2010, other long-term investments included structured notes at a fair value of $40.8 million and $90.1 million, respectively, which were purchased in the third quarter of 2009. Also included in other long-term investments were investments accounted for using the cost method of accounting of $36.7 million and $42.6 million, as of December 31, 2011 and 2010, respectively.
 Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2011 and 2010, short-term investments amounted to $50.4 million and $128.6 million, respectively.
Our investment results for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
	(Dollars in millions)
Net investment income (1)	$164.8	$156.6	$164.7
Average invested assets	$3,792.2	$3,928.7	$3,972.1
Effective return on average invested assets	4.3%	4.0%	4.1%
______________________________________

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.
Employees
As of January 31, 2012, we had approximately 17,396 full-time equivalent employees. From 2006 to 2008, we actively sought to reduce our head count as activity in our Fidelity National Title Group segment declined. As the economic environment and order counts began to stabilize in 2009, we curtailed efforts to reduce staffing levels in our legacy title operations, but aggressively reduced staff in the acquired LFG Underwriters to meet our intended profitability standards. We have monitored our staffing levels based on current economic activity in 2010 and 2011 and will continue to do so in the future. We believe that our relations with employees are generally good. None of our employees are subject to collective bargaining agreements.
 Statement Regarding Forward-Looking Information
 The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business, and political conditions, including changes in the financial markets;

•	the severity of our title insurance claims;

•	downgrade of our credit rating by rating agencies;

•
continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, increased mortgage defaults, or a weak U.S. economy;

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the State of California, the source of approximately 15.8% of our title insurance premiums;

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
Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have declined in many parts of the country over the past five years.
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including high unemployment levels.
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. In 2008 and continuing through 2011, the continued mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, continued to suppress the level of lending activity. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast currently estimates an approximately $1.0 trillion mortgage origination market for 2012, which would be a decrease of 23.1% from 2011. The MBA forecasts that the 23.1% decrease will result almost entirely from decreased refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

We have recorded goodwill as a result of prior acquisitions, and a continued economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $1,452.2 million, or 18.5% of our total assets, as of December 31, 2011. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2011. However, if there is a continued economic downturn, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of a continued economic downturn on our business to determine if there is an impairment of goodwill in future periods.
If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities and preferred stock in order to take advantage of perceived value and for strategic purposes. In the past, economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. If the fair value of one of these companies were to decline below book value, we would be required to write down the value of our investment, which could have a material negative impact on our results of operations and financial condition. If one of these companies were to experience significant negative volatility in their results of operations it would have a material adverse effect on our own results of operations due to our inclusion of our portion of their earnings in our results of operations.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $5.4 billion at December 31, 2011. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
 If we experience changes in the rate or severity of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.
By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that require us to record additional charges to our claims loss reserve. There are currently pending several large claims which we believe can be defended successfully without material loss payments. However, if unanticipated material payments are required to settle these claims, it could result in or contribute to additional charges to our claim loss reserves. These loss events are unpredictable and adversely affect our earnings.
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
 Our average provision for claim losses was 6.8% of title premiums in 2011. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
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

Because we are dependent upon California for approximately 15.8 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
California is the largest source of revenue for the title insurance industry and, in 2011, California-based premiums accounted for 35.4% of premiums earned by our direct operations and 1.3% of our agency premium revenues. In the aggregate, California accounted for approximately 15.8% of our total title insurance premiums for 2011. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
 Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2012, our title insurers may pay dividends or make distributions to us without prior regulatory approval of approximately $107.6 million.
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
William P. Foley, II, is the executive chairman of our Board of Directors and the Chairman of the Board of FIS. As a result of these roles, he has obligations to us and FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, FIS and FNF have several overlapping directors and officers.
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
We have our corporate headquarters on our campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties (see note K to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 43 states, Washington, DC, Puerto Rico, Canada, India and Mexico.

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

On November 24, 2010, plaintiffs filed a purported class action in the United States District Court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, which we refer to as the Hays action. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. In the initial complaint, plaintiffs sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. The case was transferred on our motion to a Multi-District Litigation proceeding in South Carolina and a status conference was held on April 22, 2011.  This case was stayed until a decision was made on motions pending in a similar class action against an unrelated party. The court in that case ruled on June 15, 2011 on the motion to dismiss the complaint filed by the unrelated party and dismissed the complaint. The plaintiffs in the case against Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation filed an amended complaint on August 15, 2011. The complaint added approximately twenty new plaintiffs and two new defendants; Commonwealth Land Title Company and LandAmerica Charter Title Company, both of which are affiliates of FNF. It also expanded the causes of action. The new causes of action are aiding and abetting fraud committed by LES; conspiracy to commit fraud with LES; aiding and abetting breach of fiduciary duty by LES; aiding and abetting conversion of trust funds by LES; enterprise liability; negligence; breach of fiduciary duty; conversion of escrow funds and RICO liability. We filed a motion to dismiss the second amended complaint on September 30, 2011 as we believe we have strong legal and factual defenses to this action. The amended complaint did not seek a specified amount of damages as to each of the plaintiffs but is seeking damages to plaintiffs and potential class members measured by the loss of their property, consequential damages and other elements of damages including punitive and treble damages. A hearing on the motion to dismiss was held on January 17, 2012 but no ruling has been issued. We are uncertain as to the total volume of claims against LES that remain unsatisfied; however in a related case, on January 26, 2012 the LES liquidation trust filed a motion to approve a settlement agreement between the LES liquidation trust, the LFG liquidation trust and certain underwriters at Lloyd's of London with the Bankruptcy Court for the Eastern District of Virginia. The motion asks the bankruptcy court to approve the settlement, which would have the effect of exhausting all insurance coverage for the LandAmerica Financial Group, Inc. (“LFG”) entities, including the entities FNF purchased ("FNF entities") from LFG that are named as defendants in the Hays action.  The FNF entities are co-insureds under the Lloyds policies, had made claims based on the LES 1031 litigation, and other claims as a result of operations.  Despite having made these claims as co-insureds, and having requested notice, and an opportunity to negotiate with Lloyds and the LES liquidation trust to find a mutually acceptable resolution to all claims, Lloyds and LES excluded the FNF entities from the settlement negotiation.  On February 17, 2012 the FNF entities filed an objection to approval of the settlement.  The FNF entities argued that the self-insured retention amounts and potential coverage have not been sufficiently disclosed and/or are incorrectly calculated, as well as that it is inequitable to exhaust coverage under the policy by settling with the LES liquidation trust leaving our claims unsatisfied.  The matter is scheduled for hearing on February 23, 2012. In the settlement agreement, LES asserts total losses in excess of $300 million for exchange funds and taxes lost as well as defense costs of more than $12 million. According to the settlement agreement, the LES liquidation trust or the LFG liquidation trust have already paid more than $200 million of the total losses to claimants. If the settlement agreement is approved, $38 million would be distributed under certain Lloyds insurance coverages pursuant to the settlement agreement. Based on the facts of the settlement agreement, and assuming the Lloyds settlement is approved, which it may not be, $74 million of losses and attorney's fees remain unpaid. In order to make any meaningful estimate of our potential exposure, if any, under this case, we must consider multiple variables, including the following.   First, it is uncertain what, if any, of the causes of action plead will remain after the court rules on our motion to dismiss.  Also, at this time, no discovery has been undertaken or exchanged between the parties.  The potential population of plaintiffs and/or class members under each cause of action alleged against us has not been determined and therefore neither has the amount of the potential compensatory loss for the exchange amount or other interest and tax savings allegedly lost. Our potential exposure will also be affected by the approval of the LES settlement agreement discussed above as well as other related cases that are outstanding. Due to these factors, among others, and the early stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. We intend to continue to vigorously defend this action.

From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and its processes and documentation. All of such matters may in the future result in claims or fines to the Company.

Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay money or take other actions.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2011
First quarter	$14.86	$13.07	$0.12
Second quarter	16.15	14.14	0.12
Third quarter	17.43	14.58	0.12
Fourth quarter	16.46	14.03	0.12

Year ended December 31, 2010
First quarter	$15.05	$12.74	$0.15
Second quarter	15.84	12.85	0.18
Third quarter	16.07	12.60	0.18
Fourth quarter	15.92	12.74	0.18

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total stockholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2011. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2006, with dividends reinvested over the periods indicated.

Comparison of 5 Year Cumulative Total Return
Among Fidelity National Financial, Inc., the S&P 500 Index
and Peer Group

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

Fidelity National Financial, Inc.	100.00	64.93	84.61	66.80	71.27	85.66
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	81.87	71.78	78.22	63.81	56.08
 On January 31, 2012 the last reported sale price of our common stock on the New York Stock Exchange was $18.19 per share and we had approximately 5,311 stockholders of record.
 On February 8, 2012, our Board of Directors formally declared a $0.14 per share cash dividend that is payable on March 30, 2012 to stockholders of record as of March 16, 2012.
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
 Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2011, $2,203.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During

2012, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $107.6 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, and through December 31, 2011, we have repurchased a total of 15,378,512 shares for $221.7 million, or an average of $14.42 per share. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2011 - 1/31/2011	30,000	$13.74	30,000	10,011,338
2/1/2011 - 2/28/2011	730,150	13.88	730,150	9,281,188
3/1/2011 - 3/31/2011	50,000	13.82	50,000	9,231,188
4/1/2011 - 4/30/2011	—	—	—	9,231,188
5/1/2011 - 5/31/2011	—	—	—	9,231,188
6/1/2011 - 6/30/2011	—	—	—	9,231,188
7/1/2011 - 7/31/2011	4,609,700	16.27	4,609,700	4,621,488
8/1/2011 - 8/31/2011	—	—	—	4,621,488
9/1/2011 - 9/30/2011	—	—	—	4,621,488
10/1/2011 - 10/31/2011	—	—	—	4,621,488
11/1/2011 - 11/30/2011	—	—	—	4,621,488
12/1/2011 - 12/31/2011	—		—	4,621,488
	5,419,850	$15.90	5,419,850
________________________
(1) As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2011 presentation.

On December 22, 2008, we completed the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, as well as United Capital Title Insurance Company (collectively, the “LFG Underwriters”). For periods subsequent to December 22, 2008, the LFG Underwriters are included in our consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009(1)	2008(2)	2007(3)
	(Dollars in millions, except share data)
Operating Data:
Revenue	$4,839.6	$5,413.3	$5,521.3	$3,935.6	$5,136.7
Expenses:
Personnel costs	1,578.0	1,578.6	1,620.0	1,291.8	1,640.2
Other operating expenses	1,083.0	1,145.5	1,228.1	1,062.1	975.8
Agent commissions	1,410.8	1,758.7	1,951.7	1,218.0	1,698.2
Depreciation and amortization	73.5	86.7	105.0	117.3	122.4
Provision for title claim losses	222.3	248.9	264.7	491.0	502.2
Interest expense	57.2	46.2	36.7	58.2	51.9
	4,424.8	4,864.6	5,206.2	4,238.4	4,990.7
Earnings (loss) before income taxes, equity in earnings (loss) of unconsolidated affiliates, and noncontrolling interest	414.8	548.7	315.1	(302.8)	146.0
Income tax expense (benefit)	134.4	189.8	96.8	(128.1)	35.6
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	280.4	358.9	218.3	(174.7)	110.4
Equity in earnings (loss) of unconsolidated affiliates	9.7	(1.2)	(11.7)	(13.4)	0.8
Earnings (loss) from continuing operations, net of tax	290.1	357.7	206.6	(188.1)	111.2
Earnings from discontinued operations, net of tax	89.0	17.9	17.9	4.9	18.6
Net earnings (loss)	379.1	375.6	224.5	(183.2)	129.8
Less: net earnings (loss) attributable to noncontrolling interests	9.6	5.5	2.2	(4.2)	—
Net earnings (loss) attributable to FNF common shareholders	$369.5	$370.1	$222.3	$(179.0)	$129.8

	Year Ended December 31,
	2011	2010	2009(1)	2008(2)	2007(3)
	(Dollars in millions, except share data)
Per Share Data (4):
Basic net earnings (loss) per share attributable to FNF common shareholders	$1.69	$1.64	$0.99	$(0.85)	$0.60
Weighted average shares outstanding, basic basis (4)	219.0	226.2	224.7	210.0	216.6
Diluted net earnings (loss) per share attributable to FNF common shareholders	$1.66	$1.61	$0.97	$(0.85)	$0.59
Weighted average shares outstanding, diluted basis (4)	222.7	229.3	228.5	210.0	220.0
Dividends declared per share	$0.48	$0.69	$0.60	$1.05	$1.20
Balance Sheet Data:
Investments (5)	$4,051.7	$4,358.5	$4,685.4	$4,376.5	$4,101.8
Cash and cash equivalents (6)	665.7	580.8	202.1	315.3	569.6
Total assets	7,862.1	7,887.5	7,934.4	8,368.2	7,587.8
Notes payable	915.8	952.0	861.9	1,350.8	1,167.7
Reserve for claim losses (7)	1,912.8	2,270.1	2,539.2	2,735.7	1,416.7
Equity	3,655.9	3,444.4	3,344.9	2,856.8	3,298.0
Book value per share (8)	$16.57	$15.39	$14.53	$13.29	$15.48
Other Data:
Orders opened by direct title operations (in 000's)	2,140.1	2,385.3	2,611.4	1,860.4	2,259.8
Orders closed by direct title operations (in 000's)	1,514.2	1,574.3	1,792.0	1,121.2	1,434.8
Provision for title insurance claim losses as a percent of title insurance premiums (7)	6.8%	6.8%	5.1%	18.2%	13.2%
Title related revenue (9):
Percentage direct operations	61.0%	55.6%	54.2%	59.4%	55.6%
Percentage agency operations	39.0%	44.4%	45.8%	40.6%	44.4%
______________________________________

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

(4)	Weighted average shares outstanding as of December 31, 2009 includes 18,170,000 shares that were issued as part of an equity offering by FNF on April 20, 2009.

(5)
Investments as of December 31, 2011, 2010, 2009, 2008, and 2007, include securities pledged to secured trust deposits of $274.2 million, $252.1 million, $288.7 million, $382.6 million, and $513.8 million, respectively.

(6)
Cash and cash equivalents as of December 31, 2011, 2010, 2009, 2008, and 2007 include cash pledged to secured trust deposits of $161.3 million, $146.2 million, $96.8 million, $109.6 million, and $193.5 million, respectively.

(7)
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

(8)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(9)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2011
Revenue	$1,131.9	$1,233.7	$1,201.1	$1,272.9
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	77.1	109.2	111.6	116.9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	42.5	80.0	74.3	172.7
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.19	0.36	0.34	0.80
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.19	0.36	0.33	0.78
Dividends paid per share	0.12	0.12	0.12	0.12
2010
Revenue	$1,143.2	$1,411.0	$1,330.4	$1,528.7
Earnings from continuing operations before income taxes, equity in loss of unconsolidated affiliates, and noncontrolling interest	40.5	206.9	118.8	182.5
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	16.5	139.6	83.2	130.8
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.07	0.61	0.37	0.58
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.07	0.61	0.36	0.58
Dividends paid per share	0.15	0.18	0.18	0.18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
We are a holding company that through our subsidiaries provides title insurance, mortgage services, and diversified services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2011 than any other title company in the United States. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human capital management and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles and American Blue Ribbon Holdings, LLC, an owner and operator of the Village Inn, Bakers Square and Max & Erma's restaurants.
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

•
Corporate and Other.  The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in 2009 and 2010.

Recent Developments

On February 5, 2012, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of O'Charley's Inc., which operates more than 340 full-service restaurants under the O'Charley's, Ninety Nine and Stoney River Legendary Steaks concepts, that we do not currently own for $9.85 per share in cash. O'Charley's Inc. had 21,967,041 shares outstanding as of December 31, 2011. We own 2,079,542 or 9.5% of the outstanding shares of O'Charley's Inc. common stock prior to the tender offer. The merger is expected to close in May 2012 and is subject to successful completion of the tender and other customary closing conditions.

On December 27, 2011, we entered into a definitive agreement under which we will sell an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for approximately $119.5 million. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close by the second quarter of 2012 and is subject to regulatory approval and closing conditions. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected as discontinued operations. The at-risk insurance business sale is expected to result in a pre-tax loss of approximately $15.1 million, which was recorded in the fourth quarter of 2011. See note A of the Notes to Consolidated Financial Statements for further details on this transaction.

On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note has an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. Accordingly, the results of the flood insurance business for all periods presented are reflected as discontinued operations. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million. See note A of the Notes to Consolidated Financial Statements for further details on this transaction.

On August 2, 2011, we completed an offering of $300.0 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $21.5 million to be amortized to August 2018, when the notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment. We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement. Interest is payable semi-annually. See note H of the Notes to Consolidated Financial Statements.

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
Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through late 2014. This action by the Federal Reserve, along with other government programs designed to increase liquidity in the mortgage markets, resulted in a significant increase in our refinance order volumes in December 2008 and continued to positively affect our revenues through the first nine months of 2009. In the fourth quarter of 2009 and through 2010, we again experienced a decline in order volumes. Mortgage interest rates remained at historically low levels throughout 2010 and continued to decrease in 2011.
According to the MBA, U.S. mortgage originations (including refinancings) were approximately $1.3 trillion, $1.6 trillion and $2.0 trillion in 2011, 2010 and 2009, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.0 trillion mortgage origination market for 2012, which would be a decrease of 23.1% from 2011. The MBA forecasts that the 23.1% decrease will result almost entirely from decreased refinance activity.
 Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. One of these programs, the American Recovery and Reinvestment Act of 2009, passed on February 17, 2009, was a $787 billion stimulus package, that provided an array of types of relief for homebuyers, such as an $8,000 tax credit that became available to first-time homebuyers for the purchase of a principal residence. The first-time homebuyers tax credit program expired on September 30, 2010. We believe these measures had a positive impact on our 2010 order volumes. More recently, on October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP program but it could take several months before the new loans are made and Fannie Mae and Freddie Mac will not begin buying certain types of refinanced loans until March 2012. We are uncertain to what degree the modified HARP program may affect our results in the future.

On February 1, 2012, the Obama Administration announced new initiatives designed to increase refinancing of mortgages,

reduce foreclosures and improve the housing market. Under these initiatives, among other things: (i) certain borrowers with loans insured by Fannie Mae or Freddie Mac ("GSEs" and such loans, "GSE loans") and certain borrowers with non-GSE loans, through a new FHA program, would be able to refinance their mortgages and take advantage of historically low interest rates; (ii) the FHA will begin transitioning foreclosed properties in the nations hardest-hit cities into rental housing units; (iii) GSEs and major banks have begun offering one year of forbearance (up from three months) to certain unemployed borrowers; and (iv) the Home Affordable Modification Program ("HAMP") was extended through 2013, including easing the eligibility requirements and increasing the financial incentives for banks to participate. As indicated, the Obama Administration has already begun implementing these initiatives, except for the refinancing initiatives; however, the GSEs have not started the refinancing program. The Obama Administration is looking to Congress to pass legislation to implement a refinancing program for non-GSE loans. We are uncertain to what degree these initiatives may affect our results in the future.

During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") is concurrently reviewing the foreclosure practices in the residential mortgage loan servicing industry.  On April 13, 2011, the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing.  The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. Many states continue to evaluate foreclosure practices and related legislation may change in the future. As with the freezes on foreclosures in 2010, the consent orders imposed by the  federal regulators may continue to delay lender foreclosure completions.

On February 9, 2012, federal officials, state attorneys general and representatives of Bank of America, JP Morgan Chase, Wells Fargo, Citigroup and Ally Financial agreed to a $25 billion settlement of federal and state investigations into the foreclosure practices of banks and other mortgage servicers from September 2008 to December 2011. Under the settlement, approximately one million underwater borrowers will have their mortgages reduced by lenders and 300,000 homeowners will be able to refinance their homes at lower interest rates. We are uncertain to what degree these initiatives may affect our results in the future.

Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past five years we have seen a divergence from these historical trends with orders being negatively affected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and especially 2011, we again saw an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Critical Accounting Estimates
The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See note A of Notes to the Consolidated Financial Statements for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
Reserve for Claim Losses.  Title companies issue two types of policies, owner's and lender's policies, since both the new owner and the lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner's policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender's policy insures the priority of the lender's security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured's title against an adverse claim, however, occasionally we do incur losses in excess of policy limits. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss for events that predate the issuance of the policy.

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

Our reserve for title claim losses includes reserves for known claims as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from escrow, closing and disbursement functions due to fraud or operational error. As of December 31, 2011 and 2010, our reserve for title claim losses was $1.9 billion and $2.2 billion, respectively.

Although claims against title insurance policies can be reported relatively soon after the policy has been issued, claims may be reported many years later. Historically, approximately 60% of claims are paid within approximately five years of the policy being written. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions, as well as the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence (development) patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes minor amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  We have been recording our periodic loss provision rate at 6.8% of title premiums in 2011 and 2010 and at 5.1% of title premiums in 2009. Of such amounts, 5.8%, 6.0% and 7.3% related to losses on policies written in the current year, and the remainder relates to developments on prior year policies. In 2011, adverse development of $33.6 million or 1.0% of 2011 premiums was accounted for in the loss provision rate. At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation. This process resulted in us recording additional adjustments to our stated loss provision in 2009, as noted below.

Due to the uncertainty inherent in the process and due to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we may have to record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
The table below presents our title insurance loss development experience for the past three years.

	2011	2010	2009
	(In millions)
Beginning balance	$2,210.9	$2,488.8	$2,679.0
Reserve assumed/transferred (a)	—	—	(3.1)
Claims loss provision related to:
Current year	188.7	218.5	286.7
Prior years	33.6	30.4	(85.2)
Total title claims loss provision	222.3	248.9	201.5
Claims paid, net of recoupments related to:
Current year	(9.9)	(5.7)	(9.7)
Prior years	(510.5)	(521.1)	(378.9)
Total title claims paid, net of recoupments	(520.4)	(526.8)	(388.6)
Ending balance	$1,912.8	$2,210.9	$2,488.8
Title premiums	$3,261.1	$3,641.2	$3,927.6

	2011	2010	2009
Provision for claim losses as a percentage of title insurance premiums:
Current year	5.8%	6.0%	7.3%
Prior years (b)	1.0	0.8	(2.2)
Total provision	6.8%	6.8%	5.1%
_____________________________________

(a)
In 2008, we assumed an estimated $1.1 billion in additional reserves for claim losses with the acquisition of the LFG Underwriters. During 2009, we completed our evaluation of the fair value of this claims reserve as of the acquisition date and adjusted the balance by $3.1 million to reflect our best estimate of the fair value of the liability.

(b)
In 2009, we released $74.4 million of our loss reserves in addition to recording our loss provision rate of 7.3%. The release of excess reserves was due to consideration of positive development in our actuary's analysis of our reserve position in light of lower claim payments in 2009.

Actual claims payments are made up of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ending December 31, 2011	$361.4	$215.4	$(56.4)	$520.4
Year ending December 31, 2010	311.9	282.0	(67.1)	526.8

As of December 31, 2011, the recorded reserve for title insurance claims losses was $1.9 billion, which was approximately $0.1 billion below the central estimate provided by our actuary, but within the provided actuarial range of $1.8 billion to $2.2 billion. We believe that our recorded reserves are reasonable and represent our best estimate. In reaching this conclusion, we considered the following qualitative factors.

Our recorded reserves were below the mid-point of the range of our actuarial estimates as of December 31, 2011 because the actual claims paid were greater than the claims projected to be paid in the model utilized by our actuary. A higher volume of claims were settled in 2011 compared to 2010 resulting in higher overall loss payments, offset by the decrease in claims management expenses due to management initiatives relating to use of outside counsel and their fees and additional use of internal counsel in handling claims matters. Overall, net loss payments primarily related to the high volume policy years in the mid-2000s, particularly the 2005-2007 policy years. We believe that this development related to both the fact that these policy years have higher loss ratios and that the reporting of these claims has been accelerated. In addition, due to the volatility of claims payment experience, we have seen expansion of the actuarial range of estimated losses from the central estimate. The reasons for the higher loss payments and payment acceleration are as follows:

•	Historical high prices for real estate (thus higher policy limits as compared to premiums earned)

•	Increased volume of real estate transactions increased likelihood of errors in the examination and closing process

•	Increased values and volumes of real estate transactions and weaker loan underwriting standards increased the likelihood of fraudulent transactions

•	Subsequent declines in home equity values resulted in lender losses that would not have been losses had home equity been maintained

•	Increased foreclosures resulted in higher litigation costs and acceleration in reporting of claims

•	Increased exposure to mechanic lien claims from failures of builders and developers

In addition, during the first half of 2009 we were integrating the claims processing function of the LFG Underwriters which involved the closing and consolidation of claims centers and subsequent integration into our existing operations.

Some traditional actuarial methods, such as paid loss development, are particularly sensitive to distortions in payment activity. We believe that the recent high level of foreclosure activity in 2009 and 2010 noted above is accelerating the reporting of claims, particularly lender claims, thereby increasing paid losses and expenses in 2010 and 2011. As a result, a paid loss development approach may temporarily overstate ultimate cost projections. We believe that losses and expenses related to this accelerated claims activity, specifically losses relating to lender policies, will have a shorter duration and that expected payments relating to these policy years will eventually return to or perhaps even drop below historical levels. We have also seen positive development relating to the 2009 through 2011 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. In addition we have seen significant positive development in residential owners policies due to increased payments on residential lenders policies which inherently limit the potential loss on the related owners policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. In addition, the Company has seen significant positive developments in 2011 in claims management expenses as a percentage of our total net losses and these developments are not yet fully reflected in our actuarial analysis. Our ending open claim inventory also decreased from approximately 37,000 claims at December 31, 2010 to 33,000 claims at December 31, 2011. However, if actual claims loss development is worse than currently expected and is not offset by other positive factors, such as continued improvement in claims management expenses and the other factors mentioned above, it is reasonably possible that our recorded reserves may fall outside a reasonable range of our actuary's central estimate, which may require additional reserve strengthening in future periods.

As of December 31, 2010 and 2009, our recorded reserves were $2.2 billion and $2.5 billion which we determined was reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries.
An approximate $32.6 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2011 title premiums of $3,261.1 million. A 10% increase (decrease) in the reserve for title claim losses would result in an increase (decrease) in our provision for title claim losses of approximately $191.3 million.
Valuation of Investments.  We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our intent and need to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio or by using other qualitative factors. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we do not anticipate having the need or intent to sell prior to maturity. Unrealized losses on investments in equity securities, preferred stock and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. We believe that our monitoring and analysis has provided for the proper recognition of other-than-temporary impairments over the past three-year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken. Our investment portfolio exposure to sub-prime mortgage-backed securities is immaterial.

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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,457.0	$—	$3,457.0
Equity securities available for sale	105.7	—	—	105.7
Preferred stock available for sale	14.2	71.4	—	85.6
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,484.8	$9.5	$3,494.3
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models.

Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009, and in 2010 also include auction rate securities which were included in the assets of the LFG Underwriters acquired on December 22, 2008. The structured notes are held for general investment purposes and represent less than one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2011.

During 2011, we incurred impairment charges of $17.1 million relating to investments that were determined to be other-than-temporarily impaired. Impairment charges in 2011 related to fixed maturity securities primarily resulting from our conclusion that the credit risk related to the holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. We recorded no impairment charges to our investments during 2010. During 2009, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $6.9 million. Impairment charges in 2009 related to equity securities that were deemed other-than-temporarily impaired. The impairment charges relating to the equity securities were based on the duration and severity of the unrealized loss and our inability to reasonably predict the time to recover if the investment continued to be held.

Included in our available for sale fixed maturity securities are various holdings in European company debt instruments. We hold Belgian securities with a fair value of $15.4 million, German securities with a fair value of $14.2 million, Irish securities with a fair value of $17.5 million, Spanish securities with a fair value of $9.2 million, Swiss securities with a fair value of $22.0 million, and British securities with a fair value of $77.0 million. We have reviewed all of these securities as of December 31, 2011 and do not believe that there is a risk of credit loss as these securities are in a gross unrealized gain position of $5.5 million, and a gross unrealized loss position of $1.8 million. We held no European sovereign debt at December 31, 2011.

Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2011 and 2010, goodwill aggregated $1,452.2 million and $1,470.7 million, respectively. The majority of our goodwill as of December 31, 2011 and 2010 relates to goodwill recorded in connection with the Chicago Title merger in 2000. In evaluating the recoverability of goodwill, we early adopted an accounting standard that allowed us to perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2011, 2010, or 2009. As of December 31, 2011, we have determined that we have a fair value which substantially exceeds our carrying value.

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

The valuation of intangible assets such as purchased customer relationships and contracts involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets in the future. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized using the straight-line method over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually. There were no impairment charges recorded relating to intangible assets during 2011, 2010 or 2009.

Revenue Recognition.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 77.1%, 78.6% and 79.6% of agent premiums earned in 2011, 2010 and 2009, respectively. We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2011 and 2010 and 7.3% for 2009, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2011, 2010 and 2009 on our pretax earnings was an increase (decrease) of $7.8 million, $10.7 million and $(3.4) million, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $91.3 million and $112.1 million at December 31, 2011 and 2010, respectively, which represents agency premiums of approximately $441.2 million and $546.0 million at December 31, 2011 and 2010, respectively, and agent commissions of $349.9 million and $433.9 million at December 31, 2011 and 2010, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.

Accounting for Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the Consolidated Statement of Earnings. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.
Certain Factors Affecting Comparability
Year ended December 31, 2009.  As a result of favorable claim loss development on our prior policy years, in 2009 we released excess reserves of $74.4 million, or $47.1 million net of income taxes, to our provision for title claim losses. In addition, we recorded an average 7.3% provision for title claims losses. Also, as a result of certain court rulings, we reversed an insurance receivable by $63.2 million, or $40.0 million net of income taxes, as an increase to our provision for claim losses.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$1,431.5	$1,404.5	$1,475.3
Agency title insurance premiums	1,829.6	2,236.7	2,452.3
Escrow, title-related and other fees	1,429.1	1,401.4	1,424.0
Interest and investment income	142.7	135.0	143.9
Realized gains and losses, net	6.7	235.7	25.8
Total revenue	4,839.6	5,413.3	5,521.3
Expenses:
Personnel costs	1,578.0	1,578.6	1,620.0
Other operating expenses	1,083.0	1,145.5	1,228.1
Agent commissions	1,410.8	1,758.7	1,951.7
Depreciation and amortization	73.5	86.7	105.0
Provision for title claim losses	222.3	248.9	264.7
Interest expense	57.2	46.2	36.7
Total expenses	4,424.8	4,864.6	5,206.2
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	414.8	548.7	315.1
Income tax expense	134.4	189.8	96.8
Equity in earnings (loss) of unconsolidated affiliates	9.7	(1.2)	(11.7)
Net earnings from continuing operations	$290.1	$357.7	$206.6
Orders opened by direct title operations (in 000's)	2,140.1	2,385.3	2,611.4
Orders closed by direct title operations (in 000's)	1,514.2	1,574.3	1,792.0
 Revenues.
Total revenue in 2011 decreased $573.7 million compared to 2010, reflecting a decrease in both the Fidelity National Title Group and the corporate and other segments. Total revenue in 2010 decreased $108.0 million compared to 2009, reflecting a decrease in the Fidelity National Title Group segment offset by an increase in the corporate and other segment.
Escrow, title-related and other fees increased $27.7 million, or 2.0%, in 2011 compared to 2010, consisting of an increase of $38.9 million in the Fidelity National Title Group segment offset by a decrease of $11.2 million in the corporate and other segment. Escrow, title-related and other fees decreased $22.6 million, or 1.6% in 2010 compared to 2009, consisting of decreases of $47.9 million in the Fidelity National Title Group segment offset by an increase of $25.3 million in the corporate and other segment.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $142.7 million, $135.0 million, and $143.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in 2011 as compared to 2010 is due to an overall increase in the fixed maturity security portfolio book value during 2011 as well as dividend income received on our preferred stock which was not held during 2010. The decrease in 2010 compared to 2009 is due to overall declines in bond interest income on our fixed maturity securities in 2010. Average invested assets were $3,792.2 million, $3,928.7 million, and $3,972.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Effective return on average invested assets, excluding realized gains and losses, was 4.3%, 4.0%, and 4.1% for the years ended December 31, 2011, 2010, and 2009, respectively.
Net realized gains and losses totaled $6.7 million, $235.7 million, and $25.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. The net realized gain for the year ended December 31, 2011 includes $28.2 million net gains on various investments and other assets, offset by a $4.4 million decrease in the value of our structured notes and $17.1 million in impairment charges on investments determined to be other-than-temporarily impaired. The net realized gain for the year ended December 31, 2010 includes a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010, a $27.2 million gain on the sale of a corporate bond purchased during 2009, a $21.7 million gain on the sale of FIS stock as part of a tender offer, $11.4 million in gains resulting from an increase in the value of our structured notes, and $77.0 million in gains from the sale of other various investments and assets. The net realized gain for the year ended December 31, 2009, included impairment charges totaling $6.9 million on equity securities that were deemed to be other-than-temporarily impaired, net realized gains on sales of various investments of $28.1 million, and net gains on sales of other assets of $4.6 million.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,578.0 million, $1,578.6 million, and $1,620.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Personnel costs as a percentage of total revenues were 32.6%, 29.2%, and 29.3% for the years ended December 31, 2011, 2010, and 2009, respectively. In the Fidelity National Title Group segment, the decrease of $17.9 million in 2011 from 2010 is due mainly to decreases in open and closed order counts. The decrease in personnel costs of $44.1 million in 2010 from 2009 is due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Also affecting the comparison was $23.9 million in synergy bonuses earned in 2009 by certain executives upon realizing our synergy goals with respect to the acquisition of the LFG Underwriters. Average employee count in the title segment increased to 17,036 in 2011 from 16,747 in 2010 and decreased in 2010 from 17,411 in 2009. Personnel costs in the title segment as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 54.3%, 56.3% and 55.5% for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in personnel costs in the corporate and other segment of $17.3 million in 2011 from 2010 is due mainly to higher bonus accruals earned as part of our cost savings initiative as well as improved overall profitability. Personnel costs in the corporate and other segment increased $2.7 million in 2010 from 2009. Included in personnel costs is stock-based compensation expense of $26.6 million, $25.1 million, and $33.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 37.9% in 2011 , 40.8% in 2010, and 42.4% in 2009. Other operating expenses decreased $62.5 million or 5.5% in 2011 from 2010, reflecting decreases of $55.6 million in the Fidelity National Title Group segment and $6.9 million in the corporate and other segment. In the Fidelity National Title Group segment, the decrease in other operating expenses was due mainly to decreases in facilities costs and technology costs as part of our corporate cost savings initiative. The decrease in the corporate and other segment was due primarily to the cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands included in the 2010 period. Other operating expenses decreased $82.6 million or 6.7% in 2010 from 2009, reflecting decreases of $106.0 million in the Fidelity National Title Group segment offset by an increase of $23.4 million in the corporate and other segment. In the Fidelity National Title Group segment, the decrease was due mainly to declines in business levels from the prior year. The increase in the corporate and other segment was due primarily to the cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands included in the 2010 period. Other operating expenses for the years ended December 31, 2011, 2010 and 2009, included $1.4 million, $11.7 million and $7.4 million, respectively, in abandoned lease charges relating to office closures.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Depreciation and amortization decreased $13.2 million in 2011 from 2010 and $18.3 million in 2010 from 2009 in both cases due to older assets being fully depreciated and a decrease in capital spending over the past several years.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for title claim losses is discussed in further detail below at the segment level.
Interest expense for the years ended December 31, 2011, 2010, and 2009 was $57.2 million, $46.2 million, and $36.7 million, respectively. The increase in 2011 from 2010 is due to additional interest incurred on the 4.25% convertible notes issued in August 2011 as well as interest expense incurred on the 6.60% notes issued in May 2010. The increase in 2010 from 2009 is primarily due to the additional interest expense incurred on the 6.60% notes partially offset by decreases in the amount drawn on our floating rate debt and retirement of a portion of our public debt in the prior year.
 Income tax expense was $134.4 million, $189.8 million, and $96.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2011, 2010, and 2009 was 32.4%, 34.6%, and 30.7%, respectively. The fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
 Equity in earnings (losses) of unconsolidated affiliates was $9.7 million, $(1.2) million, and $(11.7) million for the years ended December 31, 2011, 2010, and 2009, respectively, and consisted of our equity in the net earnings (losses) of Ceridian, Remy, other investments in unconsolidated affiliates and our former investment in Sedgwick in 2010 and 2009.
Segment Results of Operations
 Fidelity National Title Group
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues:
Direct title insurance premiums	$1,431.5	$1,404.5	$1,475.3
Agency title insurance premiums	1,829.6	2,236.7	2,452.3
Escrow, title-related and other fees	1,383.5	1,344.6	1,392.5
Interest and investment income	141.3	133.5	140.6
Realized gains and losses, net	7.0	110.9	27.3
Total revenue	4,792.9	5,230.2	5,488.0
Expenses:
Personnel costs	1,529.9	1,547.8	1,591.9
Other operating expenses	1,027.6	1,083.2	1,189.2
Agent commissions	1,410.8	1,758.7	1,951.7
Depreciation and amortization	70.6	84.9	102.6
Provision for title claim losses	222.3	248.9	264.7
Interest expense	1.4	0.3	0.8
Total expenses	4,262.6	4,723.8	5,100.9
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$530.3	$506.4	$387.1
Total revenues in 2011 decreased $437.3 million or 8.4% compared to 2010. Total revenues in 2010 decreased $257.8 million or 4.7% compared to 2009.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$1,431.5	43.9%	$1,404.5	38.6%	$1,475.3	37.6%
Title premiums from agency operations	1,829.6	56.1	2,236.7	61.4	2,452.3	62.4
Total title premiums	$3,261.1	100.0%	$3,641.2	100.0%	$3,927.6	100.0%
In 2011, the proportion of agency premiums to direct premiums decreased, with agency premiums comprising 56.1% of total premiums in 2011, compared with 61.4% in 2010. In 2010 the proportion of agency premiums to direct premiums decreased slightly to 61.4% of total premiums, compared with 62.4% in 2009.
The increase of $27.0 million in title premiums from direct operations in 2011 was primarily due to an increase in the fee per file in 2011 and an increase in commercial transactions during the year. In 2011, mortgage interest rates have continued to decrease from the historically low levels in 2010. Closed order volumes were 1,514,200 and 1,574,300 in the years ending 2011 and 2010, respectively. The average fee per file in our direct operations was $1,489 and $1,387 in the years ending 2011 and 2010, respectively, with the increase reflecting a higher volume of commercial transactions, which typically have a higher fee per file. The decrease of $70.8 million in title premiums from direct operations in 2010 compared to 2009 was due primarily to a decrease in closed order volumes that was partially offset by an increase in fee per file. Closed order volumes were 1,574,300 and 1,792,000 in the years ending 2010 and 2009, respectively. The average fee per file in our direct operations was $1,387 and $1,248 in the years ending 2010 and 2009, respectively, with the increase reflecting a higher volume of purchase transactions relative to refinance transactions, increases in title insurance rates across 26 states, and a modest increase in commercial transactions, partially offset by declines in home values, particularly in California, Arizona, Florida, and Nevada. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. The fee per file will also increase as the proportion of commercial orders increases.

The decrease of $407.1 million in agency premiums in 2011 is primarily the result of a decrease in remitted and accrued agency premiums related to the mix of business. Our agency operations typically garner a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions. We periodically review our agency relationships and consider the agent's experience, financial condition and loss history. Also contributing to the decrease in agency premiums were strategic reductions of agency relationships based on these reviews since the 2010 period. The decrease of $215.6 million in agency premiums in 2010 is primarily the result of a decrease in remitted and accrued agency premiums that is consistent with the decrease in direct title premiums. Contributing to the decrease in remitted premiums in both periods is a significant decrease in business from one of our largest agents.
In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $26.5 million, or 4.9%, in 2011 compared to 2010 due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $12.4 million, or 1.5%, in 2011 compared to 2010 primarily due to an increase in revenues from commercial transactions offset by a decrease in revenues at a division of our business that manages real estate owned by financial institutions due to a continued delay in lender foreclosure completions. Escrow fees in the Fidelity National Title Group segment decreased $21.7 million, or 3.8%, in 2010 compared to 2009 due to the decrease in residential transactions. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $26.2 million, or 3.2%, in 2010 compared to 2009 primarily due to a decrease in revenues from a division of our business that manages real estate owned by financial institutions.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$1,829.6	100.0%	$2,236.7	100.0%	$2,452.3	100.0%
Agent commissions	1,410.8	77.1	1,758.7	78.6	1,951.7	79.6
Net	$418.8	22.9%	$478.0	21.4%	$500.6	20.4%
Net margin from agency title insurance premiums we retain as a percentage of total agency premiums increased from 21.4% in 2010 to 22.9% in 2011. The increase in 2011 is due primarily to the modification of various agency agreements since 2010 which resulted in an increase to our retained premium including our move to an 80%/20% split in New York. Also contributing to the change is a significant decrease in business from one of our largest agents from 2010 for which our retained premium was lower than that of our other agency contracts. Net margin from agency title insurance premiums we retain as a percentage of total agency premiums increased from 20.4% in 2009 to 21.4% in 2010. The increase in 2010 is due primarily to a significant decrease in business from our largest agent in 2010 as compared to 2009 for which our retained premium was lower than that of our other agency contracts. Also contributing to the increase in the net margin in 2010 was the cancellation of numerous agency relationships and modifications of agency agreements associated with the acquisition of the LFG Underwriters, for which our retained premium was lower than that of legacy FNF agency relationships.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $222.3 million, $248.9 million, and $264.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. These amounts reflected average claim loss provision rates of 6.8% for 2011 and 2010, and 5.1% of title premiums for 2009. The claim loss provision in each year is net of a reduction in claim loss expense related to the amortization of an acquisition-date fair value adjustment from the LFG Underwriters acquired in December 2008. The year ending December 31, 2009 also included additional credits/charges as follows:
For the year ended December 31, 2009, a credit of $74.4 million was recorded due to favorable claim loss development on prior policy years. During September and October 2009, there were developments, including two court rulings, relating to coverages under certain insurance policies that caused us to reevaluate our position on maintaining a recorded insurance recoverable. The fact that we received an adverse ruling in our case against the insurer on our Comprehensive General Liability policy together with a reevaluation of our position by new legal counsel, caused us to reverse $63.2 million of the receivable, recorded as a charge to the provision for title claim losses, during the quarter ended September 30, 2009. We also received a favorable summary judgment relating to an insurance providers’ duty to defend the Company under our Miscellaneous Professional Liability policy. In light of these developments, we did not believe it appropriate to carry more than the anticipated $20.0 million recovery for compensatory damages on the Miscellaneous Professional Liability policy as a receivable as of September 30, 2009. During the quarter ended December 31, 2009, we paid an additional $8.8 million in respect of these claims and received payments of $11.8 million relating to the Miscellaneous Professional Liability Policy and continued to negotiate with the carrier who had been found to act in bad faith under the terms of that policy. As of December 31, 2009, we carried an $8.2 million receivable related to these coverages. In February 2010, we reached a settlement agreement and subsequently received payment from the same carrier for an additional $16.2 million, representing the remaining $8.2 million receivable and $8.0 million in compensatory damages.
Corporate and Other Segment
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in 2010 and 2009. The corporate and other segment generated revenues of $46.7 million, $183.1 million and $33.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Other fees decreased $11.2 million, or 19.7%, in 2011 compared to 2010 and increased $25.3 million, or 80.3%, in 2010 compared to 2009. The decrease in 2011 and the increase in 2010 were primarily due to the 2010 period including $13.7 million in revenue from the sale of a large parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
This segment generated pretax (losses) earnings of $(115.5) million, $42.3 million, and $(72.0) million for the years ended

December 31, 2011, 2010, and 2009, respectively. The change in pretax earnings in both periods is primarily related to changes in net realized gains (losses). Net realized gains (losses) totaled $(0.3) million, $124.8 million and $(1.5) million for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in 2011 from 2010 and the increase in 2010 from 2009 is due to a $98.4 million gain on the sale of our 32% interest in Sedgwick and a $27.2 million gain on the sale of a corporate bond being included in the year ended December 31, 2010.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include operating expenses, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.48 per share during 2011, or approximately $105.1 million. On February 8, 2012, our Board of Directors formally declared a $0.14 per share cash dividend that is payable on March 30, 2012 to stockholders of record as of March 16, 2012. The Board of Directors currently intends to maintain the quarterly cash dividend of $0.14 per share for 2012. However, the declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2011, $2,203.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2012, our title insurance subsidiaries can pay or make distributions to us of approximately $107.6 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
 We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash. During 2011, we were able to increase our liquidity through the sale of our flood insurance business, which generated approximately $119.5 million in net cash proceeds during 2011. During 2010, we were able to create additional liquidity through the sale of our 32% interest in Sedgwick, which generated cash proceeds of approximately $193.6 million in 2010 and $32.0 million in 2011.
 Our cash flows provided by operations for the years ended December 31, 2011, 2010, and 2009 were $124.9 million, $182.5 million and $380.3 million, respectively. The decrease in cash provided by operations of $57.6 million from 2010 to 2011 is due mainly to a higher proportion of income relating to investing activities in 2010 as compared to 2011 and various smaller changes in other assets and liabilities. The decrease in cash provided by operations of $197.8 million from 2009 to 2010 included an increase in claims paid of approximately $148.1 million and an increase in income taxes paid of $36.3 million resulting from net income tax payments of $33.8 million in 2010 compared with tax refunds of $2.5 million in 2009. The remainder of the decrease was due to the 2010 net income including a higher proportion of income relating to investing activities as compared to 2009.
 Capital Expenditures.  Total capital expenditures for property and equipment were $29.1 million, $44.4 million and $50.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Total capital expenditures for software were $6.8 million, $9.5 million and $7.1 million in 2011, 2010, and 2009, respectively.
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

In August 2011, we borrowed $200.0 million on our revolving credit agreement and subsequently repaid the remaining $165.6 million principal amount of our outstanding 7.30% notes due August 2011. Our outstanding debt also includes $236.4 million aggregate principal amount of our 5.25% notes due March 2013 and $299.8 million aggregate principal amount of our 6.60% notes due May 2017. The indenture governing the 5.25% notes also contains customary events of default. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $20 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the 6.60% Notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.   These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement (the “Credit Agreement”)

with Bank of America, N.A. as Administrative Agent and Swing Line Lender, and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 160 basis points to 240 basis points over LIBOR, depending on the senior debt ratings of FNF. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. At December 31, 2011, we were in compliance with all debt covenants. During the year ended December 31, 2011, we borrowed and repaid $200.0 million and $350.0 million, respectively, under the credit agreement. As of December 31, 2011, we had outstanding debt with a principal amount of $100.0 million under the Credit Agreement, due March 2013 with interest payable monthly at LIBOR plus 2.00% (2.28% at December 31, 2011).

On April 14, 2009, we received $331.4 million in net proceeds from our offering of a total of 18,170,000 shares of our common stock. The proceeds were partially used to repay $135.0 million in borrowings under our $1.1 billion credit agreement. In addition, we used the proceeds to purchase $67.8 million in par value of our 7.30% notes due in 2011 for an aggregate purchase price of $68.7 million, including accrued interest of $1.2 million, and $3.0 million in par value of our 5.25% notes due in 2013 for an aggregate purchase price of $2.8 million.
Seasonality.  Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. In the past five years, we have seen a divergence from these historical trends with orders being negatively effected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment. As of December 31, 2011, our required annual payments relating to these contractual obligations were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Notes payable	$0.1	$336.4	$—	$—	$—	$579.3	$915.8
Operating lease payments	109.0	76.3	53.5	32.3	86.4	9.9	367.4
Pension payments	12.7	12.8	12.6	12.4	12.3	115.5	178.3
Title claim losses	415.0	265.8	209.6	163.1	121.8	737.5	1,912.8
Other benefit payments	3.2	3.1	2.9	2.6	2.4	12.2	26.4
Total	$540.0	$694.4	$278.6	$210.4	$222.9	$1,454.4	$3,400.7
As of December 31, 2011, we had title insurance reserves of $1,912.8 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

•	future mortgage interest rates, which will affect the number of real estate and refinancing transactions and, therefore, the rate at which title insurance claims will emerge;

•	the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;

•
events such as fraud, escrow theft, multiple property title defects, foreclosure rates and individual large loss events that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments; and

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
 On October 25, 2006, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We began repurchasing shares under this program in October 2009, and we repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share in 2009 and 8,664,262 shares for $117.6 million, or an average of $13.57 per share in 2010, including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2011, we repurchased a total of 5,419,850 shares for $86.2 million, or an average of $15.90 per share. Included in our share repurchases during 2011 were 4,609,700 shares for $75.0 million or an average $16.27 per share, purchased utilizing proceeds from the $300 million convertible note offering. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 15,378,512 shares for $221.7 million, or an average of $14.42 per share, and there are 4,621,488 shares available to be repurchased under the plan.
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
 On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $42.6 million and $43.9 million as of December 31, 2011 and 2010, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
 Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2011 related to these arrangements.
 Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see note Q of Notes to Consolidated Financial Statements included elsewhere herein.

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
At December 31, 2011, we had $915.8 million in long-term debt, of which $100.0 million bears interest at a floating rate. Our fixed maturity investments, certain preferred stocks and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments to hedge these risks.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2011, we held $105.7 million in marketable equity securities (not including our investments in preferred stock of $71.4 million at December 31, 2011 and our equity method investments such as Ceridian and Remy, which amounted to $546.5 million at December 31, 2011). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
For purposes of this Annual Report on Form 10-K, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments, preferred stock and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for claim losses (representing 45.5% of total liabilities at December 31, 2011) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2011 and December 31, 2010, are as follows:
 Interest Rate Risk
At December 31, 2011, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and preferred stock of $108.0 million as compared with a (decrease) increase of $111.5 million at December 31, 2010.
Additionally, for the year ended December 31, 2011, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in a decrease in the interest expense on our average outstanding floating rate debt of $0.1 million as compared to a decrease of $0.1 million for the year ended December 31, 2010. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense of our average outstanding floating rate debt of $2.0 million for the year ended December 31, 2011, as compared to $2.1 million for the year ended December 31, 2010.
Equity Price Risk
At December 31, 2011, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $21.1 million, as compared with an increase (decrease) of $15.0 million at December 31, 2010.
Other
In addition to our equity securities, fixed maturity investments and borrowings, we hold structured notes which were purchased during 2009 with a par value of $37.5 million and fair value of $40.8 million at December 31, 2011. These instruments are subject to market risks including commodity price risk. The fair value of these instruments represents exit prices obtained from a proprietary valuation model utilized by the trading desk of a broker-dealer. The fair value of the structured notes is subject to various assumptions utilized in the valuation model, including the underlying value of the relevant commodities index. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. In part because of the relatively small size of this investment, we do not believe that an adverse change in the relevant commodity prices, foreign exchange rates or interest rates on which the value of the notes depends would likely have a material effect on our financial position, and therefore we have not provided a sensitivity analysis for these items.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP

February 23, 2012
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/  KPMG LLP

February 23, 2012
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2011 and 2010, includes pledged fixed maturities of $274.2 and $251.9, respectively, related to secured trust deposits	$3,200.2	$3,494.3
Preferred stock available for sale, at fair value	71.4	—
Equity securities available for sale, at fair value	105.7	75.2
Investments in unconsolidated affiliates	546.5	527.7
Other long-term investments	77.5	132.7
Short-term investments	50.4	128.6
Total investments	4,051.7	4,358.5
Cash and cash equivalents, at December 31, 2011 and 2010, includes pledged cash of $161.3 and $146.2, respectively, related to secured trust deposits	665.7	580.8
Trade and notes receivables, net of allowance of $22.6 and $28.8 at December 31, 2011 and 2010, respectively	321.5	270.7
Goodwill	1,452.2	1,470.7
Prepaid expenses and other assets	653.6	389.1
Capitalized software, net	28.1	44.0
Other intangible assets, net	130.7	155.2
Title plants	386.7	390.8
Property and equipment, net	166.1	179.9
Income taxes receivable	5.8	15.7
Deferred tax assets	—	32.1
Total assets	$7,862.1	$7,887.5

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$816.3	$702.9
Accounts payable to related parties	5.6	8.3
Deferred revenue	40.8	121.4
Notes payable	915.8	952.0
Reserve for claim losses	1,912.8	2,270.1
Secured trust deposits	419.9	388.4
Deferred tax liability	95.0	—
Total liabilities	4,206.2	4,443.1
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2011 and 2010; issued 254,868,454 shares and 252,184,269 shares at December 31, 2011 and 2010, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,798.6	3,745.0
Retained earnings	373.4	110.3
Accumulated other comprehensive (loss) earnings	(7.1)	12.6
Less: treasury stock, 34,190,969 shares and 28,435,980 shares as of December 31, 2011 and 2010, respectively, at cost	(532.2)	(440.8)
Total Fidelity National Financial, Inc. shareholders’ equity	3,632.7	3,427.1
Noncontrolling interests	23.2	17.3
Total equity	3,655.9	3,444.4
Total liabilities and equity	$7,862.1	$7,887.5

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$1,431.5	$1,404.5	$1,475.3
Agency title insurance premiums	1,829.6	2,236.7	2,452.3
Escrow, title-related and other fees	1,429.1	1,401.4	1,424.0
Interest and investment income	142.7	135.0	143.9
Realized gains and losses, net	6.7	235.7	25.8
Total Revenues	$4,839.6	$5,413.3	$5,521.3
Expenses:
Personnel costs	1,578.0	1,578.6	1,620.0
Other operating expenses	1,083.0	1,145.5	1,228.1
Agent commissions	1,410.8	1,758.7	1,951.7
Depreciation and amortization	73.5	86.7	105.0
Provision for title claim losses	222.3	248.9	264.7
Interest expense	57.2	46.2	36.7
Total Expenses	4,424.8	4,864.6	5,206.2
Earnings from continuing operations before income tax expense and equity in earnings (loss) of unconsolidated affiliates	414.8	548.7	315.1
Income tax expense on continuing operations	134.4	189.8	96.8
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	280.4	358.9	218.3
Equity in earnings (loss) of unconsolidated affiliates	9.7	(1.2)	(11.7)
Net earnings from continuing operations	290.1	357.7	206.6
Earnings from discontinued operations, net of tax	89.0	17.9	17.9
Net earnings	379.1	375.6	224.5
Less: Net earnings attributable to noncontrolling interests	9.6	5.5	2.2
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$369.5	$370.1	$222.3
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.28	$1.56	$0.91
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.41	0.08	0.08
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.69	$1.64	$0.99
Weighted average shares outstanding, basic basis	219.0	226.2	224.7
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.26	$1.53	$0.89
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.40	0.08	0.08
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.66	$1.61	$0.97
Weighted average shares outstanding, diluted basis	222.7	229.3	228.5
Dividends per share	$0.48	$0.69	$0.60
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to Fidelity National Financial, Inc. common shareholders	$280.5	$352.2	$204.3
Net earnings from discontinued operations, attributable to Fidelity National Financial, Inc. common shareholders	89.0	17.9	18.0
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$369.5	$370.1	$222.3
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net earnings	$379.1	$375.6	$224.5
Other comprehensive (loss) earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	23.9	34.5	123.4
Unrealized (loss) gain relating to investments in unconsolidated affiliates	(5.8)	7.0	(5.0)
Unrealized (loss) gain on foreign currency translation	(1.0)	0.1	11.1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	(26.7)	(71.5)	(4.9)
Minimum pension liability adjustment	(10.1)	6.9	2.8
Other comprehensive (loss) earnings	(19.7)	(23.0)	127.4
Comprehensive earnings	359.4	352.6	351.9
Less: Comprehensive earnings attributable to noncontrolling interests	9.6	5.5	2.2
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$349.8	$347.1	$349.7

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount				Shares	Amount
	(In millions)
Balance, December 31, 2008	228.4	$—	$3,325.2	$(188.9)	$(91.8)	13.5	$(238.9)	$51.2	$2,856.8
Equity offering	18.2	—	331.4	—	—	—	—	—	331.4
Exercise of stock options	2.1	—	19.4	—	—	—	—	—	19.4
Treasury stock repurchased	—	—	—	—	—	5.6	(74.9)	—	(74.9)
Tax benefit associated with the exercise of stock-based compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of restricted stock	1.0	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	118.5	—	—	—	118.5
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5.0)	—	—	—	(5.0)
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	11.1	—	—	—	11.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	2.8	—	—	—	2.8
Stock-based compensation	—	—	33.7	—	—	—	—	—	33.7
De-consolidation of previous majority-owned subsidiary	—	—	—	—	—	—	—	(31.2)	(31.2)
Shares withheld for taxes and in treasury	—	—	—	—	—	0.4	(5.6)	—	(5.6)
Dividends declared	—	—	—	(135.8)	—	—	—	—	(135.8)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.2)	(3.2)
Net earnings	—	—	—	222.3	—	—	—	2.2	224.5
Balance, December 31, 2009	249.7	$—	$3,712.1	$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.9	—	4.8	—	—	—	—	—	4.8
Treasury stock repurchased	—	—	—	—	—	8.7	(117.6)	—	(117.6)
Tax benefit associated with the exercise of stock-based compensation	—	—	3.0	—	—	—	—	—	3.0
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(37.0)	—	—	—	(37.0)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	0.1	—	—	—	0.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	6.9	—	—	—	6.9
Stock-based compensation	—	—	25.1	—	—	—	—	—	25.1
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(3.8)	—	(3.8)
Contributions to noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Dividends declared	—	—	—	(157.4)	—	—	—	—	(157.4)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.4)	(7.4)
Net earnings	—	—	—	370.1	—	—	—	5.5	375.6
Balance, December 31, 2010	252.2	$—	$3,745.0	$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
Exercise of stock options	1.1	—	7.9	—	—	—	—	—	7.9
Treasury stock repurchased	—	—	—	—	—	5.4	(86.2)	—	(86.2)
Issuance of convertible notes, net of deferred taxes of $8.2 and issuance costs of $0.5	—	—	12.8	—	—	—	—	—	12.8
Tax benefit associated with the exercise of stock-based compensation	—	—	6.3	—	—	—	—	—	6.3
Issuance of restricted stock	1.6	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(2.8)	—	—	—	(2.8)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5.8)	—	—	—	(5.8)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—	—	(1.0)	—	—	—	(1.0)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(10.1)	—	—	—	(10.1)
Stock-based compensation	—	—	26.6	—	—	—	—	—	26.6
Shares withheld for taxes and in treasury	—	—	—	—	—	0.3	(5.2)	—	(5.2)
Dividends declared	—	—	—	(106.4)	—	—	—	—	(106.4)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3.7)	(3.7)
Net earnings	—	—	—	369.5	—	—	—	9.6	379.1
Balance, December 31, 2011	254.9	$—	$3,798.6	$373.4	$(7.1)	34.2	$(532.2)	$23.2	$3,655.9
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$379.1	$375.6	$224.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.3	90.4	127.6
Equity in (earnings) loss of unconsolidated affiliates	(9.7)	1.2	11.7
Gain on sales of investments and other assets, net	(10.7)	(138.3)	(23.1)
Net gain on sale of at-risk and flood insurance businesses	(139.0)	—	—
Gain on sale of investment in Sedgwick CMS	—	(98.4)	—
Stock-based compensation cost	26.6	25.1	33.7
Tax benefit associated with the exercise of stock-based compensation	(6.3)	(3.0)	(2.4)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in pledged cash, pledged investments and secured trust deposits	(5.9)	10.6	5.9
Net decrease (increase) in trade receivables	15.4	(28.2)	48.6
Net (increase) decrease in prepaid expenses and other assets	(5.2)	19.1	32.3
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(51.0)	36.9	(80.9)
Net decrease in reserve for claim losses	(294.8)	(268.7)	(135.9)
Net increase in income taxes	150.1	160.2	138.3
Net cash provided by operating activities	124.9	182.5	380.3
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	738.7	1,006.3	849.0
Proceeds from maturities of investment securities available for sale	549.1	402.4	341.1
Proceeds from sales of other assets	6.2	20.1	53.8
Additions to property and equipment	(29.1)	(44.4)	(50.8)
Additions to capitalized software	(6.8)	(9.5)	(7.1)
Purchases of investment securities available for sale	(1,313.7)	(1,394.3)	(1,838.5)
Purchases of other long-term investments	—	(3.6)	(75.0)
Net proceeds from short-term investment activities	78.0	219.4	369.8
(Contributions to) distributions from investments in unconsolidated affiliates	(21.3)	(28.3)	3.6
Net other investing activities	(2.8)	(18.6)	(15.8)
Proceeds from the sale of flood insurance business	119.5	—	—
Proceeds from the sale of Sedgwick CMS	32.0	193.6	—
Proceeds from the sale of FN Capital	—	—	49.2
Other acquisitions/disposals of businesses, net of cash acquired	(0.3)	(10.4)	(47.9)
Net cash provided by (used in) investing activities	149.5	332.7	(368.6)
Cash Flows From Financing Activities:
Equity offering	—	—	331.4
Borrowings	500.0	600.3	147.0
Debt service payments	(515.9)	(510.1)	(398.4)
Debt issuance costs	(7.9)	(2.3)	—
Dividends paid	(105.1)	(156.6)	(135.8)
Subsidiary dividends paid to noncontrolling interest shareholders	(3.7)	(7.4)	(3.2)
Exercise of stock options	7.9	4.8	19.4
Tax benefit associated with the exercise of stock-based compensation	6.3	3.0	2.4
Purchases of treasury stock	(86.2)	(117.6)	(74.9)
Net cash used in financing activities	(204.6)	(185.9)	(112.1)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	69.8	329.3	(100.4)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	434.6	105.3	205.7
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$504.4	$434.6	$105.3

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Significant Accounting Policies

The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.

Description of Business
We are a holding company that through our subsidiaries provides title insurance, mortgage services and diversified services. We are the nation's largest title insurance company through our title insurance underwriters — Fidelity National Title, Chicago Title, Commonwealth Land Title, and Alamo Title — which collectively issued more title insurance policies in 2011 than any other title company in the United States. We own a minority interest in Ceridian Corporation (“Ceridian”), a leading provider of global human capital management and payment solutions. We also own a minority interest in Remy International, Inc. (“Remy”), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles and American Blue Ribbon Holdings, LLC, an owner and operator of the Village Inn, Bakers Square and Max & Erma's restaurants.

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

•
Corporate and Other.  The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in 2009 and 2010.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Earnings relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.

Acquisition of O'Charley's Inc.

On February 5, 2012, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of O'Charley's Inc., which operates more than 340 full-service restaurants under the O'Charley's, Ninety Nine and Stoney River Legendary Steaks concepts, that we do not currently own for $9.85 per share in cash. O'Charley's Inc. had 21,967,041 shares outstanding as of December 31, 2011. We own 2,079,542 or 9.5% of the outstanding shares of O'Charley's Inc. common stock prior to the tender offer. The transaction is expected to close in May 2012 and is subject to successful completion of the tender and other customary closing conditions.

Discontinued Operations

On December 27, 2011, we entered into a definitive agreement under which we will sell an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for approximately $119.5 million. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close by the second quarter of 2012 and is subject to regulatory approval and closing conditions. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

operations. The at-risk insurance business sale is expected to result in a pre-tax loss of approximately $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $162.8 million, $160.9 million and $149.1 million for the years ending December 31, 2011, 2010, and 2009, respectively. Pre-tax (loss) earnings from the at-risk insurance business included in discontinued operations are $(23.6) million, $(16.4) million and $1.3 million for the years ending December 31, 2011, 2010, and 2009, respectively. Total assets of $317.4 million and total liabilities of $145.6 million related to the at-risk business are considered held for sale and are included in prepaid and other assets and accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2011.

On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC for $135.0 million in cash and dividends, and a $75.0 million seller note included in Trade and Notes Receivable on the Consolidated Balance Sheet as of December 31, 2011. The seller note has an eight percent annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing. Accordingly, the results of the flood insurance business for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations are $151.3 million, $166.4 million and $158.0 million for the years ending December 31, 2011, 2010 and 2009, respectively. Pre-tax earnings from the flood business included in discontinued operations are $29.2 million, $30.0 million and $28.6 million for the years ending December 31, 2011, 2010 and 2009, respectively.

On September 25, 2009, we closed on the sale of Fidelity National Capital, Inc. (“FN Capital”), a wholly-owned financing and leasing subsidiary, to Winthrop Resources Corporation. Accordingly, the sale and results of FN Capital for periods prior to the sale are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Net proceeds to FNF from the sale of FN Capital were $49.2 million. We recorded a pre-tax loss on the sale of $3.4 million ($2.2 million after tax). Total revenues from FN Capital included in discontinued operations were $29.3 million for the year ended December 31, 2009. Pre-tax loss included in discontinued operations was $2.1 million for the year ended December 31, 2009.

In February 2009, we transferred our ownership interest in FNRES Holdings, Inc. (“FNRES”) to Lender Processing Services, Inc. ("LPS"), a related party at the time, in exchange for all of the outstanding shares of Investment Property Exchange Services, Inc. (“IPEX”), a company that facilitates real estate exchanges under Section 1031 of the Internal Revenue Code. The purchase price of IPEX was approximately $43.0 million, which was the fair value of FNF’s 61% holdings in FNRES. The results of operations of FNRES are reflected as discontinued operations in the Consolidated Statements of Earnings for the year ending December 31, 2009. Discontinued operations included revenues from FNRES operations of $3.5 million for the year ending December 31, 2009. Discontinued operations included pre-tax losses related to FNRES operations of $0.5 million for the year ending December 31, 2009.

Sale of Sedgwick CMS

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our former minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds. See note C on investments for further discussion of the sale.

Investments

Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support our investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accreted using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively.

Equity securities and preferred stocks held are considered to be available for sale and carried at fair value as of the balance sheet dates. Our equity securities and certain preferred stocks are Level 1 financial assets and fair values are based on quoted prices in active markets. Other preferred stock holdings are Level 2 financial assets and are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in unconsolidated affiliates are recorded using the equity method of accounting.

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

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on securities which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.

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

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment.

We completed annual goodwill impairment analyses in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2011 and 2010, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.

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

At December 31, 2011, capitalized software was $186.1 million, less accumulated amortization of $158.0 million. At December 31, 2010, capitalized software was $191.7 million, less accumulated amortization of $147.7 million.

Amortization expense relating to capitalized software was $16.1 million, $23.5 million, and $25.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Intangible Assets

We have other intangible assets, not including software and goodwill, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a ten-year period. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually.We recorded no impairment expense related to other intangible assets in 2011, 2010, or 2009.

Title Plants

Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment in the years ending December 31, 2011, 2010, and 2009 and identified and recorded impairment expense of $2.6 million, $4.3 million and $2.2 million, respectively.

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

Reserve for Claim Losses

Our reserve for claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and also take into consideration other factors, including industry trends, claim loss history, current legal environment, geographic considerations and type of policy written.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Secured Trust Deposits

In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $419.9 million and $388.4 million at December 31, 2011 and 2010, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.

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

Revenue Recognition

Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 60-70% reported within three months following closing, an additional 20-30% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 77.1%, 78.6% and 79.6% of agent premiums earned in 2011, 2010 and 2009, respectively. We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2011 and 2010 and 7.3% for 2009, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2011, 2010 and 2009 on our pretax earnings was an increase (decrease) of $7.8 million, $10.7 million and $(3.4) million, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $91.3 million and $112.1 million at December 31, 2011 and 2010, respectively, which represents agency premiums of approximately $441.2 million and $546.0 million at December 31, 2011 and 2010, respectively, and agent commissions of $349.9 million and $433.9 million at December 31, 2011 and 2010, respectively.

Revenues from home warranty insurance policies are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue.

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

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share data)
Net earnings from continuing operations attributable to FNF common shareholders	$280.5	$352.2	$204.3
Net earnings from discontinued operations attributable to FNF common shareholders	89.0	17.9	18.0
Net earnings attributable to FNF common shareholders	$369.5	$370.1	$222.3
Weighted average shares outstanding during the period, basic basis	219.0	226.2	224.7
Plus: Common stock equivalent shares assumed from conversion of options	3.7	3.1	3.8
Weighted average shares outstanding during the period, diluted basis	222.7	229.3	228.5
Basic net earnings per share from continuing operations attributable to FNF common shareholders	$1.28	$1.56	$0.91
Basic net earnings from discontinued operations attributable to FNF common shareholders	0.41	0.08	0.08
Basic earnings per share attributable to FNF common shareholders	$1.69	$1.64	$0.99
Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$1.26	$1.53	$0.89
Diluted net earnings from discontinued operations attributable to FNF common shareholders	0.40	0.08	0.08
Diluted earnings per share attributable to FNF common shareholders	$1.66	$1.61	$0.97

For the years ended December 31, 2011, 2010, and 2009, options to purchase 7.8 million shares, 12.6 million shares and 10.2 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Transactions with Related Parties

We have historically conducted business with Fidelity National Information Services ("FIS") and its subsidiaries. On July 2, 2008, FIS completed the spin-off of its lender processing services segment into a separate publicly traded company, Lender Processing Services ("LPS"). As part of the spin-off of LPS, a number of the agreements that were previously between FNF and FIS were amended and renegotiated to reflect the revised relationships between FNF and FIS and the new relationships between FNF and LPS. Effective March 15, 2009, William P. Foley, II, retired from his position as an officer and director of LPS. Prior to March 15, 2009, Mr. Foley was the Chairman of the Board of LPS. Also at that time, Daniel D. (Ron) Lane and Cary H. Thompson, retired from the LPS Board of Directors. As a result, as of March 15, 2009, LPS is no longer a related party and activity between FNF and LPS subsequent to that date is not included in our disclosures of transactions with related parties.

Agreements with FIS

A summary of the agreements that were in effect with FIS through December 31, 2011, is as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	Real estate management and lease agreements. Included in our revenues are amounts received related to leases or subleases of certain office space and furnishings to FIS.
A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Rental revenue	$—	$0.8	$15.8
Corporate services and cost-sharing revenue	4.5	3.7	2.1
Data processing expense	(35.8)	(48.1)	(47.4)
Net expense	$(31.3)	$(43.6)	$(29.5)

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $5.6 million and $8.3 million as of December 31, 2011 and 2010, respectively.

On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $42.6 million and $43.9 million as of December 31, 2011 and 2010, respectively, and is recorded in equity securities. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.

Also included in fixed maturities available for sale are FIS bonds with a fair value of $23.6 million and $27.4 million as of December 31, 2011 and 2010, respectively, as well as an FIS term loan acquired in May 2011 with a fair value of $13.0 million as of December 31, 2011.

Agreements with LPS

As noted above, prior to March 15, 2009, LPS was a related party to us. Agreements with LPS for title agency and other services were in effect at that time. A detail of related party revenues and expenses between FNF and LPS are as follows. For the period from January 1 through March 15, 2009, we recorded agency title premiums of $84.2 million. We recorded agency title commissions of $73.8 million for the period from January 1 through March 15, 2009. We recorded other revenue of $4.9 million for the period from January 1 through March 15, 2009. Other operating expenses relating to agreements with LPS were $18.9 million for the period from January 1 through March 15, 2009.

Stock-Based Compensation Plans

We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

Foreign Currency Translation

The functional currency for our foreign operations is either the U.S. Dollar or the local currency. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in accumulated other comprehensive earnings in the Consolidated Statements of Equity and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in realized gains and losses and are insignificant in 2011, 2010, and 2009.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Management Estimates

The preparation of these Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Reclassifications

Certain reclassifications have been made in the 2010 and 2009 Consolidated Financial Statements to conform to the classifications used in 2011.

Note B.	Fair Value Measurements

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

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities (available for sale) (1):
U.S. government and agencies	$—	$174.6	$—	$174.6
State and political subdivisions	—	1,439.5	—	1,439.5
Corporate debt securities	—	1,569.1	—	1,569.1
Foreign government bonds	—	47.1	—	47.1
Mortgage-backed/asset-backed securities	—	226.7	—	226.7
Preferred stock available for sale (2)	14.2	71.4	—	85.6
Equity securities available for sale	105.7	—	—	105.7
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1
________________________
(1) Includes $256.8 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Consolidated Balance Sheet as they are considered held for sale as of December 31, 2011.
(2) Includes $14.2 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Consolidated Balance Sheet as they are considered held for sale as of December 31, 2011.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities (available for sale):
U.S. government and agencies	$—	$313.5	$—	$313.5
State and political subdivisions	—	1,374.0	—	1,374.0
Corporate debt securities	—	1,532.7	—	1,532.7
Foreign government bonds and other fixed maturity securities	—	80.6	9.5	90.1
Mortgage-backed/asset-backed securities	—	184.0	—	184.0
Equity securities available for sale	75.2	—	—	75.2
Other long-term investments	—	—	90.1	90.1
Total	$75.2	$3,484.8	$99.6	$3,659.6

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are:

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

Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable US Treasury security. Inputs include benchmark quotes and other relevant market data.

Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009 and in 2010 also included auction rate securities which were included in the assets of Commonwealth Land Title Insurance Company, Lawyers Title Insurance Corporation and United Capital Title Insurance Company (collectively, the "LFG Underwriters") that were acquired on December 22, 2008. The auction rate securities are classified in other fixed-maturity securities and had a par value of $14.1 million and fair value of $9.5 million at December 31, 2010. These auction rate securities were sold during 2011. The structured notes had a par value of $37.5 million and fair value of $40.8 million at December 31, 2011 and a par value of $75.0 million and fair value of $90.1 million at December 31, 2010. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2011.

The following table presents the changes in our investments that are classified as Level 3 for the years ended December 31, 2011 and 2010 (in millions).

Balance, December 31, 2009	$123.9
Proceeds received upon call/sales	(34.9)
Realized gain	24.8
Net change included in other comprehensive earnings	(14.2)
Balance, December 31, 2010	99.6
Proceeds received upon call/sales	(53.6)
Realized loss	(0.7)
Net change included in other comprehensive earnings	(4.5)
Balance, December 31, 2011	$40.8

The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note H.

Additional information regarding the fair value of our investment portfolio is included in Note C.

Note C.	Investments

 The carrying amounts and fair values of our available for sale securities at December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$159.1	$148.2	$10.9	$—	$159.1
States and political subdivisions	1,330.1	1,266.1	64.1	(0.1)	1,330.1
Corporate debt securities	1,463.4	1,442.7	48.3	(27.6)	1,463.4
Foreign government bonds	46.0	44.2	1.8	—	46.0
Mortgage-backed/asset-backed securities	201.6	191.8	9.8	—	201.6
Preferred stock available for sale	71.4	74.8	0.4	(3.8)	71.4
Equity securities available for sale	105.7	83.2	25.5	(3.0)	105.7
	$3,377.3	$3,251.0	$160.8	$(34.5)	$3,377.3

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2010
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments (available for sale):
U.S. government and agencies	$313.5	$303.8	$11.8	$(2.1)	$313.5
States and political subdivisions	1,374.0	1,343.3	37.9	(7.2)	1,374.0
Corporate debt securities	1,532.7	1,469.6	69.4	(6.3)	1,532.7
Foreign government bonds and other fixed maturity securities	90.1	83.7	6.8	(0.4)	90.1
Mortgage-backed/asset-backed securities	184.0	176.8	7.2	—	184.0
Equity securities available for sale	75.2	51.1	24.4	(0.3)	75.2
	$3,569.5	$3,428.3	$157.5	$(16.3)	$3,569.5

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase. At December 31, 2011 all of our mortgage-backed and asset-backed securities are rated AA or better. The mortgage-backed and asset-backed securities are made up of $157.6 million of agency mortgage-backed securities, $1.6 million of non-agency mortgage backed securities, $0.1 million of collateralized mortgage obligations, $25.9 million of commercial mortgage-backed securities, and $16.4 million in asset-backed securities.

The change in net unrealized gains and losses on fixed maturities for the years ended December 31, 2011, 2010, and 2009 was $(9.9) million, $(52.5) million, and $150.0 million, respectively.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2011:

	December 31, 2011
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$319.5	10.3%	$324.4	10.1%
After one year through five years	1,422.3	46.0	1,468.3	45.9
After five years through ten years	1,101.4	35.6	1,146.4	35.8
After ten years	57.9	1.9	59.5	1.9
Mortgage-backed/asset-backed securities	191.9	6.2	201.6	6.3
	$3,093.0	100.0%	$3,200.2	100.0%
Subject to call	$1,437.7	46.5%	$1,477.8	46.2%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,024.0 million and $1,047.5 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of December 31, 2011.

Fixed maturity securities valued at approximately $165.6 million and $185.4 million were on deposit with various governmental authorities at December 31, 2011 and 2010, respectively, as required by law.

Equity securities at December 31, 2011 and 2010 consisted of investments at a cost basis of $83.2 million and $51.1 million, respectively, and fair value of $105.7 million and $75.2 million, respectively. Equity securities are carried at fair value. The balance of equity securities includes an investment in FIS stock, which we purchased on October 1, 2009 for $50.0 million, pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $42.6 million and $43.9 million as of December 31, 2011 and 2010, respectively. The change in unrealized gains (losses) on equity securities for the years ended December 31, 2011, 2010

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and 2009 was a net (decrease) increase of $(1.6) million, $(3.8) million, and $36.2 million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2011 or 2010.

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 are as follows (in millions):

2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$10.6	$(0.1)	$—	$—	$10.6	$(0.1)
Corporate debt securities	339.0	(26.6)	7.3	(1.0)	346.3	(27.6)
Preferred stock available for sale	52.9	(3.8)	—	—	52.9	(3.8)
Equity securities available for sale	16.1	(3.0)	—	—	16.1	(3.0)
Total temporarily impaired securities	$418.6	$(33.5)	$7.3	$(1.0)	$425.9	$(34.5)

2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$54.3	$(2.0)	$0.4	$(0.1)	$54.7	$(2.1)
States and political subdivisions	255.2	(7.2)	—	—	255.2	(7.2)
Corporate debt securities	251.4	(6.3)	—	—	251.4	(6.3)
Foreign government bonds and other fixed maturity securities	10.8	(0.4)	—	—	10.8	(0.4)
Equity securities available for sale	—	—	1.8	(0.3)	1.8	(0.3)
Total temporarily impaired securities	$571.7	$(15.9)	$2.2	$(0.4)	$573.9	$(16.3)

A substantial portion of our unrealized losses relate to debt securities. These unrealized losses were primarily caused by widening credit spreads that we consider to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2011. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.

During 2011, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $17.1 million. Impairment charges in 2011 related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. During 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During 2009, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in charges of $6.9 million. Impairment charges in 2009 related to equity securities that were deemed other-than-temporarily impaired. The impairment charges relating to the equity securities were based on the duration and severity of the unrealized loss and our inability to reasonably predict the time to recover if the investment continued to be held.

In April 2009, the FASB updated their guidance on recognition of other-than-temporary impairments on investments, specifically on debt and equity securities for which changes in fair value are not regularly recognized in earnings. In accordance with the updated guidance, we determined that a total of $1.3 million in other-than-temporary impairments on fixed maturity securities had previously been recognized in relation to investments held at April 1, 2009, all of which were related to credit losses. We further concluded that no cumulative effect adjustment was necessary as a result of implementing the updated guidance as all of the securities for which an other-than-temporary impairment had previously been recognized were sold within three months of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the updated guidance. As of December 31, 2011 we held $106.7 million of fixed maturity securities for which other-than-temporary impairments had been previously recognized; all of the impairments related to credit losses. In 2010, we held no investments for which an other-than-temporary impairment had been previously recognized.

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ending December 31, 2011, 2010, and 2009, respectively:

	Year ended December 31, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$37.5	$(17.8)	$19.7	$1,205.6
Preferred stock available for sale	0.1	(0.1)	—	21.0
Equity securities available for sale	1.9	—	1.9	16.3
Other long-term investments			(4.4)	77.7
Other assets			(10.5)	5.4
Total			$6.7	$1,326.0

	Year ended December 31, 2010
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$90.3	$(1.7)	$88.6	$1,348.8
Equity securities available for sale	26.3	—	26.3	59.9
Other long-term investments			109.8	193.6
Other assets			11.0	20.1
Total			$235.7	$1,622.4

	Year ended December 31, 2009
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$36.3	$(2.6)	$33.7	$1,130.1
Equity securities available for sale	5.3	(21.5)	(16.2)	60.0
Other long-term investments			3.7	—
Other assets			4.6	53.8
Total			$25.8	$1,243.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash and cash equivalents	$0.4	$0.4	$0.4
Fixed maturity securities available for sale	129.5	128.0	133.4
Equity securities and preferred stock available for sale	6.2	1.8	0.6
Short-term investments	0.1	0.6	3.1
Other	6.5	4.2	6.4
Total	$142.7	$135.0	$143.9

Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note B) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Consolidated Statements of Earnings. The carrying value of the structured notes was $40.8 million and $90.1 million as of December 31, 2011 and 2010, respectively, and we recorded a net (loss) gain of $(4.4) million, $11.4 million, and $3.7 million  related to the structured notes in the years ended December 31, 2011, 2010 and 2009, respectively.

Investments in unconsolidated affiliates are recorded using the equity method of accounting and, as of December 31, 2011 and 2010, consisted of the following (in millions):

	Ownership at December 31, 2011	2011	2010
Ceridian	33%	$352.8	$367.2
Remy	47%	141.8	108.7
Other	various	51.9	51.8
Total		$546.5	$527.7

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

In addition to our equity method investment in Remy, we held $29.7 million and $29.9 million in par value of a Remy term loan as of December 31, 2011 and 2010, respectively. The fair value of the term loan was $29.3 million and $29.7 million as of December 31, 2011 and 2010, respectively, and is included in our fixed maturity securities available for sale. Also, included in our fixed maturity securities available for sale at December 31, 2010 were $54.8 million of Remy’s bonds. On December 17, 2010, as part of a credit refinancing, Remy called these bonds at 109 percent of par, payable January 14, 2011. We received the proceeds and recognized a gain of $8.5 million during the first quarter of 2011.

On May 28, 2010, we completed the sale of our 32% interest in Sedgwick, our former minority-owned affiliate that provides claims management services to large corporate and public sector entities, to a group of private equity funds, resulting in a pre-tax gain of approximately $98.4 million during the second quarter of 2010. We received approximately $225.6 million in proceeds for our ownership interest, of which $32.0 million was held in an indemnity escrow until 2011.

During the years ended December 31, 2011, 2010, and 2009, we recorded an aggregate of $9.7 million, $(1.2) million, and $(11.7) million, respectively, in equity in earnings (losses) of unconsolidated affiliates. We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the year ended December 31, 2011, includes our equity in Ceridian’s earnings for the period from October 1, 2010 through September 30, 2011 and our net earnings for the year ended December 31, 2010, includes our equity in Ceridian’s earnings for the period from October 1, 2009 through September 30, 2010. Our net earnings for the year ended December 31, 2011, includes our equity in Remy's earnings for the period from December 1, 2010 through November 30, 2011 and our net earnings for the year ended December 31, 2010, includes our equity in Remy's earnings for the period from December 1, 2009 through November 30, 2010. In addition, we record our share of the other comprehensive earnings (loss) of unconsolidated affiliates. As of December 31, 2011, included within the Consolidated Statements of Equity, we had recorded accumulated other comprehensive losses of $55.0 million and $22.9 million related to our

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

investments in Ceridian and Remy, respectively, and less than $0.1 million related to our other investments in unconsolidated affiliates.

Summarized financial information for the periods included in our Consolidated Financial Statements for Ceridian is presented below.

	September 30, 2011	September 30, 2010
	(In millions)	(In millions)
Total current assets	$1,154.0	$1,080.3
Goodwill and other intangible assets, net	4,577.6	4,700.6
Other assets	4,259.6	4,859.2
Total assets	$9,991.2	$10,640.1
Current liabilities	$892.0	$799.5
Long-term obligations, less current portion	3,451.4	3,492.5
Other long-term liabilities	4,566.0	5,222.2
Total liabilities	8,909.4	9,514.2
Equity	1,081.8	1,125.9
Total liabilities and equity	$9,991.2	$10,640.1

	Period from October 1, 2010, through September 30, 2011	Period from October 1, 2009, through September 30, 2010
	(In millions)	(In millions)
Total revenues	$1,539.4	$1,472.4
Loss before income taxes	(73.7)	(129.4)
Net loss	(43.8)	(101.0)

Note D.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2011	2010
	(In millions)
Land	$76.5	$78.0
Buildings	38.1	38.5
Leasehold improvements	81.4	82.4
Furniture, fixtures and equipment	459.5	463.0
	655.5	661.9
Accumulated depreciation and amortization	(489.4)	(482.0)
	$166.1	$179.9

Depreciation expense on property and equipment was $38.4 million, $40.4 million, and $52.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note E.	Goodwill

Goodwill consists of the following:

	Fidelity National Title Group	Specialty Insurance	Corporate and Other	Total
	(In millions)
Balance, December 31, 2009	$1,408.7	$21.2	$25.3	$1,455.2
Goodwill acquired during the year	19.7	—	—	19.7
Adjustments to prior year acquisitions	(1.0)	—	(3.2)	(4.2)
Balance, December 31, 2010	$1,427.4	$21.2	$22.1	$1,470.7
Goodwill acquired during the year	0.1	—	—	0.1
Adjustments to prior year acquisitions	3.0	—	(0.4)	2.6
Sale of assets related to discontinued operations (1)	—	(21.2)	—	(21.2)
Balance, December 31, 2011	$1,430.5	$—	$21.7	$1,452.2
_____________________________________
(1) During 2011, we completed the sale of our flood insurance businesses. See Note A under "Discontinued Operations".

Note F.	Other Intangible Assets

Other intangible assets consist of the following:

	December 31,
	2011	2010
	(In millions)
Customer relationships and contracts	$196.4	$234.5
Other	47.8	46.8
	244.2	281.3
Accumulated amortization	(113.5)	(126.1)
	$130.7	$155.2

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $16.5 million, $19.1 million, and $22.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Other intangible assets primarily represent non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2011, is $18.3 million in 2012, $14.3 million in 2013, $11.5 million in 2014, $10.5 million in 2015 and $9.4 million in 2016.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note G.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2011	2010
	(In millions)
Accrued benefits	$212.2	$193.1
Salaries and incentives	155.5	153.9
Accrued rent	24.2	40.3
Trade accounts payable	48.8	57.3
Accrued recording fees and transfer taxes	62.3	48.9
Accrued premium taxes	32.2	33.6
Other accrued liabilities (1)	281.1	175.8
	$816.3	$702.9
_____________________________________
(1) Other accrued liabilities includes $145.6 million in liabilities related to the at-risk insurance business that have been reclassed in to accounts payable and other accrued liabilities on the Consolidated Balance Sheet as they are considered held for sale as of December 31, 2011.

Note H.	Notes Payable

Notes payable consists of the following:

	December 31,
	2011	2010
	(In millions)
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	$279.5	$—
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.7
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.4	236.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	—	165.6
Revolving credit facility, unsecured, unused portion of $825.0 at December 31, 2011, due March 2013 with interest payable monthly at LIBOR + 2.00% (2.28% at December 31, 2011)	100.0	250.0
Other	0.1	0.5
	$915.8	$952.0

At December 31, 2011, the estimated fair value of our outstanding notes payable was approximately $927.8 million or $12.0 million higher than its carrying value. The fair value of our notes payable was approximately $957.6 million or $5.6 million higher than its estimated carrying value at December 31, 2010. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2011 and 2010. The fair value of our revolving credit facility is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements.

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

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Based on market data available for our publicly traded, senior, unsecured corporate bonds, we estimated the implied interest rate of the Notes to be 5.5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $278.5 million, calculated as the present value of implied future payments. The $21.5 million difference between the cash proceeds of $300.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes are not considered currently redeemable at the balance sheet date. If the Notes were converted as of December 31, 2011, the if-converted value would not exceed the principal amount. As a policy election under applicable guidance related to the calculation of diluted net income per share, we elected the net-share settlement method as our stated settlement policy and applied the treasury stock method in the calculation of the dilutive impact of the Notes, which was anti-dilutive for the year ended December 31, 2011.

We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement.

In August 2011, we borrowed $200.0 million on our revolving credit agreement and subsequently repaid the remaining$165.6 million principal amount of our outstanding 7.30% notes due August 2011. In December 2011, we repaid an additional $100.0 million on our revolving credit agreement.

On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. As such we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the 6.60% Notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100.0 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Effective March 5, 2010, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006 (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Credit Agreement. These agreements reduced the total size of the credit facility from $1.1 billion to $951.2 million, with an option

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to increase the size of the credit facility to $1.1 billion, and created a new tranche, representing $925.0 million of the total credit facility, with an extended maturity date of March 5, 2013. Pricing for the new tranche is based on an applicable margin between 160 basis points to 240 basis points over LIBOR, depending on the senior debt ratings of FNF, and is at 200 basis points over LIBOR as of December 31, 2011. The Credit Agreement remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Credit Agreement prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Credit Agreement requires us to maintain certain financial ratios and levels of capitalization. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Credit Agreement in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Credit Agreement, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Credit Agreement provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate.

On December 22, 2008, in connection with the acquisition of the LFG Underwriters, we entered into a $50 million subordinated note payable to LFG, due December 2013, with interest of 2.36% payable annually. On March 1, 2010, we paid approximately $49 million to the LFG Liquidation Trust in full satisfaction of this obligation.

The $236.4 million aggregate principal amount of 5.25% notes due March 2013 contain customary covenants and events of default for investment grade public debt. The indenture governing the 5.25% notes also contains customary events of default. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $20.0 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

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

Principal maturities of notes payable at December 31, 2011 are as follows (in millions):
2012	$0.1
2013	336.4
2014	—
2015	—
2016	—
Thereafter	579.3
$915.8

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Income Taxes

Income tax expense on continuing operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Current	$(8.1)	$78.5	$2.8
Deferred	142.5	111.3	94.0
	$134.4	$189.8	$96.8

Total income tax expense (benefit) on continuing operations for the years ended December 31 was allocated as follows (in millions):

	2011	2010	2009
Net earnings	$134.4	$189.8	$96.8
Tax expense (benefit) attributable to discontinued operations	55.5	(4.2)	10.0
Other comprehensive earnings (loss):
Unrealized (losses) gains on investments and other financial instruments	10.6	20.3	42.5
Unrealized (loss) gain on foreign currency translation	(0.5)	0.1	2.7
Reclassification adjustment for change in unrealized gains and losses included in net earnings	(15.7)	(38.1)	(2.8)
Minimum pension liability adjustment	(5.9)	4.0	1.6
Total income tax (benefit) expense allocated to other comprehensive earnings	(11.5)	(13.7)	44.0
Additional paid-in capital, stock-based compensation	(6.3)	(3.0)	(2.4)
Total income taxes	$172.1	$168.9	$148.4

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Federal benefit of state taxes	(0.7)	(1.0)	(0.9)
Deductible dividends paid to FNF 401(k) plan	(0.2)	(0.2)	(0.4)
Tax exempt interest income	(2.7)	(2.0)	(3.6)
Release of uncertain tax positions	—	—	(2.8)
Release of valuation allowance	—	(0.8)	—
State income taxes	2.1	2.9	2.5
Non-deductible expenses and other, net	(1.1)	0.7	0.6
	32.4%	34.6%	30.4%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
	(In millions)
Deferred Tax Assets:
Insurance reserve discounting	$—	$29.3
Employee benefit accruals	61.5	57.7
Other investments	54.5	51.8
Net operating loss carryforwards	41.5	42.4
Accrued liabilities	16.9	23.5
Capital loss carryforwards	—	7.4
Rent abatement	5.3	8.6
Pension	16.9	11.8
State income taxes	2.6	2.4
Other	7.6	4.4
Total deferred tax assets	206.8	239.3
Deferred Tax Liabilities:
Title plant	(63.1)	(65.3)
Amortization of goodwill and intangible assets	(95.7)	(88.9)
Investment securities	(38.3)	(30.7)
Depreciation	(23.3)	(14.7)
Insurance reserve discounting	(75.6)	—
Bad debts	(5.8)	(6.2)
Lease accounting	—	(1.4)
Total deferred tax liabilities	(301.8)	(207.2)
Net deferred tax (liability) asset	$(95.0)	$32.1

Our net deferred tax (liability) asset was $(95.0) million and $32.1 million at December 31, 2011, and 2010, respectively. The significant changes in the deferred taxes are as follows: The deferred tax relating to insurance reserves changed from a deferred tax asset of $29.3 million to a deferred tax liability of $75.6 million due primarily to actual title losses paid and deducted during the year, in addition to increased claims reserves established for statutory and tax purposes. Utilization of prior year capital losses caused a decrease in the deferred tax asset by $7.4 million. The deferred tax liability for investment securities changed from $30.7 million to $38.3 million due in large part to the deferred tax recorded on the discount on convertible bonds issued in August 2011 recorded in additional paid in capital. See Note H. Tax amortization of goodwill and intangible assets increased the deferred tax liability from $88.9 million to $95.7 million.

At December 31, 2011, we have net operating losses on a pretax basis of $112.5 million available to carryforward and offset future federal taxable income through 2027. The amount of capital losses available to carryforward has been reduced to zero as we expect to utilize all prior year capital losses generated in the 2011 tax return.

Tax benefits of $6.3 million, $3.0 million, and $2.4 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011 and 2010, we had approximately $1.6 million (including interest of $0.6 million) of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.

The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. During 2011, the IRS completed its examination of our consolidated tax return for the tax year ended 2009, which resulted in no additional tax. We are currently under audit by the Internal Revenue Service for the 2010, 2011 and 2012 tax years.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note J.	Summary of Reserve for Claim Losses

 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance	$2,210.9	$2,488.8	$2,679.0
Reserves assumed/transferred (1)	—	—	(3.1)
Claim loss provision related to:
Current year	188.7	218.5	286.7
Prior years	33.6	30.4	(85.2)
Total title claim loss provision	222.3	248.9	201.5
Claims paid, net of recoupments related to:
Current year	(9.9)	(5.7)	(9.7)
Prior years	(510.5)	(521.1)	(378.9)
Total title claims paid, net of recoupments	(520.4)	(526.8)	(388.6)
Ending balance of claim loss reserve for title insurance	$1,912.8	$2,210.9	$2,488.8
Claim loss reserve for specialty insurance (2)	—	59.2	50.4
Ending balance of claim loss reserves	$1,912.8	$2,270.1	$2,539.2
Provision for title insurance claim losses as a percentage of title insurance premiums	6.8%	6.8%	5.1%
_____________________________________

(1)
In 2008, we assumed an estimated $1,115.8 million in additional reserves for claim losses with the acquisition of the LFG Underwriters. During 2009 we completed our evaluation of the fair value of this claims reserve as of the acquisition date and adjusted the balance by $3.1 million to reflect our best estimate of the fair value of the liability.

(2)	In 2011, we entered into agreements to sell our at-risk insurance businesses, resulting in a decrease to the reserve for claim losses of $59.2 million. See Note A under "Discontinued Operations".

We continually update loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. As a result of continued volatility experienced during 2010 and 2011 in claim development on policy years 2005 - 2007, we believe there is an increased level of uncertainty attributable to these policy years. If actual claims loss development is worse than currently expected and is not offset by other positive factors, it is reasonably possible that we may record additional reserve strengthening in future periods.

In response to the favorable development on recent year claims, the average title loss provision rate decreased in 2010 from 2009 and remained consistent for 2011. During the year ended December 31, 2009, we released excess title reserves of $74.4 million in addition to recording an average 7.3% provision for claims losses. The release of excess reserves was due to analysis of the reserve position in light of consistently lower claim payments since 2008.

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

Note K.	Commitments and Contingencies

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

On November 24, 2010, plaintiffs filed a purported class action in the United States District Court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, which we refer to as the Hays action. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. In the initial complaint, plaintiffs sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. The case was transferred on our motion to a Multi-District Litigation proceeding in South Carolina and a status conference was held on April 22, 2011.  This case was stayed until a decision was made on motions pending in a similar class action against an unrelated party. The court in that case ruled on June 15, 2011 on the motion to dismiss the complaint filed by the unrelated party and dismissed the complaint. The plaintiffs in the case against Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation filed an amended complaint on August 15, 2011. The complaint added approximately twenty new plaintiffs and two new defendants; Commonwealth Land Title Company and LandAmerica Charter Title Company, both of which are affiliates of FNF. It also expanded the causes of action. The new causes of action are aiding and abetting fraud committed by LES; conspiracy to commit fraud with LES; aiding and abetting breach of fiduciary duty by LES; aiding and abetting conversion of trust funds by LES; enterprise liability; negligence; breach of fiduciary duty; conversion of escrow funds and RICO liability. We filed a motion to dismiss the second amended complaint on September 30, 2011 as we believe we have strong legal and factual defenses to this action. The amended complaint

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

did not seek a specified amount of damages as to each of the plaintiffs but is seeking damages to plaintiffs and potential class members measured by the loss of their property, consequential damages and other elements of damages including punitive and treble damages. A hearing on the motion to dismiss was held on January 17, 2012 but no ruling has been issued. We are uncertain as to the total volume of claims against LES that remain unsatisfied; however in a related case, on January 26, 2012 the LES liquidation trust filed a motion to approve a settlement agreement between the LES liquidation trust, the LFG liquidation trust and certain underwriters at Lloyd's of London with the Bankruptcy Court for the Eastern District of Virginia. The motion asks the bankruptcy court to approve the settlement, which would have the effect of exhausting all insurance coverage for the LandAmerica Financial Group, Inc. (“LFG”) entities, including the entities FNF purchased ("FNF entities") from LFG that are named as defendants in the Hays action.  The FNF entities are co-insureds under the Lloyds policies, had made claims based on the LES 1031 litigation, and other claims as a result of operations.  Despite having made these claims as co-insureds, and having requested notice, and an opportunity to negotiate with Lloyds and the LES liquidation trust to find a mutually acceptable resolution to all claims, Lloyds and LES excluded the FNF entities from the swettlement negotiation.  On February 17, 2012 the FNF entities filed an objection to approval of the settlement.  The FNF entities argued that the self-insured retention amounts and potential coverage have not been sufficiently disclosed and/or are incorrectly calculated, as well as that it is inequitable to exhaust coverage under the policy by settling with the LES liquidation trust leaving our claims unsatisfied.  The matter is scheduled for hearing on February 23, 2012. In the settlement agreement, LES asserts total losses in excess of $300 million for exchange funds and taxes lost as well as defense costs of more than $12 million. According to the settlement agreement, the LES liquidation trust or the LFG liquidation trust have already paid more than $200 million of the total losses to claimants. If the settlement agreement is approved, $38 million would be distributed under certain Lloyds insurance coverages pursuant to the settlement agreement. Based on the facts of the settlement agreement, and assuming the Lloyds settlement is approved, which it may not be, $74 million of losses and attorney's fees remain unpaid. In order to make any meaningful estimate of our potential exposure, if any, under this case, we must consider multiple variables, including the following.   First, it is uncertain what, if any, of the causes of action plead will remain after the court rules on our motion to dismiss.  Also, at this time, no discovery has been undertaken or exchanged between the parties.  The potential population of plaintiffs and/or class members under each cause of action alleged against us has not been determined and therefore neither has the amount of the potential compensatory loss for the exchange amount or other interest and tax savings allegedly lost. Our potential exposure will also be affected by the approval of the LES settlement agreement discussed above as well as other related cases that are outstanding. Due to these factors, among others, and the early stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. We intend to continue to vigorously defend this action.

From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and its processes and documentation. All of such matters may in the future result in claims or fines to the Company.

Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay money or take other actions.

Escrow Balances

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $5.4 billion at December 31, 2011. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2011 and 2010 related to these arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating Leases

Future minimum operating lease payments are as follows (in millions):
2012	$109.0
2013	76.3
2014	53.5
2015	32.3
2016	86.4
Thereafter	9.9
Total future minimum operating lease payments	$367.4

Rent expense incurred under operating leases during the years ended December 31, 2011, 2010 and 2009 was $123.4 million, $135.4 million, and $150.2 million, respectively. Rent expense in 2011, 2010, and 2009 includes abandoned lease charges related to office closures of $1.4 million, $11.7 million, and $7.4 million, respectively.

On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2011 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

Note L.	Regulation and Equity

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

Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2011, the combined statutory unearned premium reserve required and reported for our title insurers was $1,858.3 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.

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

Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2011, $2,203.3 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2012, our title insurers can pay or make distributions to us of approximately $107.6 million, without prior approval.

The combined statutory capital and surplus of our title insurers was approximately $894.4 million and $900.7 million as of December 31, 2011 and 2010, respectively. The combined statutory net earnings (losses) of our title insurance subsidiaries were $140.1 million, $(46.6) million, and $237.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of the states have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, the timing of amounts added or released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2011 and 2010, respectively, was lower by approximately $255.1 million and $288.1 million than if we had reported such amounts in accordance with NAIC SAP.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.

Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2011.

Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2011.

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
On October 25, 2006, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 25 million shares of our common stock. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted in October 2006, and through September 2009, we repurchased a total of 17,161,120 shares for $286.2 million, or an average of $16.68 per share. On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares through July 31, 2012. We began repurchasing shares under this program in October 2009, and we repurchased a total of 1,294,400 shares for $17.9 million, or an average of $13.83 per share in 2009 and 8,664,262 shares for $117.6 million, or an average of $13.57 per share in 2010, including 859,866 shares purchased on January 4, 2010 for $11.6 million from the administrator of two of our former subsidiaries’ employee benefit plans. Because we were actively repurchasing shares of our stock on the open market as part of the stock repurchase plan, we agreed to purchase the shares from the administrator at a price of $13.46 per share, the market price at the time of purchase. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. In the year ended December 31,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2011, we repurchased a total of 5,419,850 shares for $86.2 million, or an average of $15.90 per share. Included in our share repurchases during 2011 were 4,609,700 shares for $75.0 million or an average $16.27 per share, purchased utilizing proceeds from the $300.0 million convertible note offering. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 15,378,512 shares for $221.7 million, or an average of $14.42 per share, and there are 4,621,488 shares available to be repurchased under the plan.

Note M.	Employee Benefit Plans

Stock Purchase Plan

During the three-year period ended December 31, 2011, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.

We contributed $12.6 million, $11.9 million, and $11.4 million to the ESPPs in the years ended December 31, 2011, 2010, and 2009, respectively, in accordance with the employer’s matching contribution.

401(k) Profit Sharing Plan

During the three-year period ended December 31, 2011, we have offered our employees the opportunity to participate in
401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. There was no employer match for the years ended December 31, 2011, 2010, and 2009. Beginning in 2012, we initiated an employer match on the 401(k) plan whereby we will match $0.25 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the Plan. The employer match will be credited to the FNF Stock Fund, in the FNF 401(k) Plan.

Stock Option Plans

In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8.0 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNT approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008, the stockholders of FNF approved an amendment to increase the number of shares for issuance under the Ominbus Plan by 11.0 million shares. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis.  On May 25, 2011, the stockholders of FNF approved an amendment to increase the number of shares for issuance under the Ominbus Plan by 5.9 million shares. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2011, there were 3,012,656 shares of restricted stock and 20,632,021 stock options outstanding under this plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors. Options vest over a 3 to 4 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants of approximately 25 thousand and 150 thousand shares were made to various employees and directors in 2011 and 2010 and vest according to certain time based and operating performance criteria. A grant of 1.5 million shares made to the Executive Chairman in 2009 contains time based and market based criteria for vesting purposes.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock option transactions under the Omnibus Plan for 2009, 2010, and 2011 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2008	23,219,283	$12.82	11,971,263
Granted	2,533,250	15.30
Exercised	(2,118,631)	9.17
Cancelled	(395,256)	14.89
Balance, December 31, 2009	23,238,646	$13.39	14,119,807
Granted	150,000	13.65
Exercised	(933,575)	5.10
Cancelled	(628,117)	21.23
Balance, December 31, 2010	21,826,954	$13.52	16,241,130
Granted	25,000	15.62
Exercised	(1,068,934)	7.31
Cancelled	(150,999)	20.04
Balance, December 31, 2011	20,632,021	$13.79	18,704,618

Restricted stock transactions under the Omnibus Plan in 2009, 2010, and 2011 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	2,252,300	$12.71
Granted	1,044,000	14.06
Cancelled	(23,833)	17.61
Vested	(1,303,927)	17.32
Balance, December 31, 2009	1,968,540	$13.10
Granted	1,600,820	13.73
Cancelled	(5,471)	13.33
Vested	(896,988)	13.92
Balance, December 31, 2010	2,666,901	$13.20
Granted	1,645,246	15.62
Cancelled	(46,433)	14.75
Vested	(1,253,058)	12.51
Balance, December 31, 2011	3,012,656	$14.78

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $7.09	5,477,688	4.71	$7.05	$48.6	5,477,688	4.71	$7.05	$48.6
$7.10 — $13.64	6,651,955	2.95	13.20	18.2	6,651,955	2.95	13.20	18.2
$13.65 — $14.06	1,100,250	4.98	14.05	2.1	697,847	4.96	14.06	1.3
$14.07 — $16.16	1,525,000	5.09	16.15	—	—	—	—	—
$16.17 — $20.60	2,691,335	1.21	17.08	—	2,691,335	1.21	17.08	—
$20.61 — $21.90	1,626,793	3.77	21.89	—	1,626,793	3.77	21.89	—
$21.91 — $23.44	1,559,000	4.80	23.42	—	1,559,000	4.80	23.42	—
	20,632,021			$68.9	18,704,618			$68.1

We account for stock-based compensation plans in accordance with the FASB standard on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings reflects stock-based compensation expense amounts of $26.6 million, $25.1 million, and $33.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in personnel costs in the reported financial results of each period.

The risk free interest rates used in the calculation of compensation cost are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2011, 2010, and 2009, we used risk free interest rates of 1.0%, 2.0%, and 2.5%, respectively; volatility factors for the expected market price of the common stock of 53%, 57%, and 53%, respectively; expected dividend yields of 3.1%, 5.0%, and 3.9%, respectively; and weighted average expected lives of 4.7 years, 4.4 years, and 4.8 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2011, 2010, and 2009, were $5.56, $4.57, and $5.32, respectively.

At December 31, 2011, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $43.5 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.66 years.

Pension Plans

In 2000, FNF merged with Chicago Title Insurance Company ("Chicago Title"). In connection with the merger, we assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to the FASB standard on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.

The net pension liability included in accounts payable and accrued liabilities as of December 31, 2011, and 2010 is $36.0 million and $22.0 million, respectively. The discount rate used to determine the benefit obligation as of the years ending December 31, 2011 and 2010 was 3.98% and 5.04%, respectively. As of the years ending December 31, 2011 and 2010 the projected benefit obligation was $178.3 million and $158.1 million, respectively, and the fair value of plan assets was $142.3 million and $136.1 million, respectively. The net periodic expense included in the results of operations relating to these plans was $9.3 million, $7.4 million, and $5.6 million for the years ending December 31, 2011, 2010, and 2009, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Postretirement and Other Nonqualified Employee Benefit Plans

We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the Chicago
Title merger. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of the LFG Underwriters, we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $26.4 million and $26.0 million at December 31, 2011 and 2010, respectively. The net (benefit) costs included in the results of operations relating to these plans were $(0.1) million, $(1.3) million, and $1.7 million for the years ending December 31, 2011, 2010, and 2009, respectively.

Note N.	Supplementary Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash paid (received) during the year:
Interest	$52.0	$41.5	$51.3
Income taxes	40.1	33.8	(2.5)
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$0.3	$16.7	$77.4
Less: Total purchase price	0.3	11.0	47.9
Liabilities assumed	$—	$5.7	$29.5

Note O.	Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk

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

We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2011	2010	2009
California	15.8%	15.7%	17.6%
Texas	12.3%	11.3%	10.3%
New York	8.0%	7.8%	6.9%
Florida	6.6%	6.2%	5.7%

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

Note P.	Segment Information

Summarized financial information concerning our reportable segments is shown in the following table. As a result of the close on the sale of the flood insurance business in October 2011 and the announcement of the agreement in December 2011 to sell our at-risk insurance business, we reorganized our reporting segments to reflect the disposition of these business and the realignment of the remaining specialty businesses. Prior period segment information has been restated to conform to the current segment presentation.

As of and for the year ended December 31, 2011:

	Fidelity National Title Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,261.1	$—	$3,261.1
Other revenues	1,383.5	45.6	1,429.1
Revenues from external customers	4,644.6	45.6	4,690.2
Interest and investment income, including realized gains and losses	148.3	1.1	149.4
Total revenues	$4,792.9	$46.7	$4,839.6
Depreciation and amortization	70.6	2.9	73.5
Interest expense	1.4	55.8	57.2
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$530.3	$(115.5)	$414.8
Income tax expense (benefit)	172.1	(37.7)	134.4
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	358.2	(77.8)	280.4
Equity in earnings of unconsolidated affiliates	4.3	5.4	9.7
Earnings (loss) from continuing operations	$362.5	$(72.4)	$290.1
Assets	$6,555.2	$1,306.9	$7,862.1
Goodwill	1,430.5	21.7	1,452.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2010:

	Fidelity National Title Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,641.2	$—	$3,641.2
Other revenues	1,344.6	56.8	1,401.4
Revenues from external customers	4,985.8	56.8	5,042.6
Interest and investment income, including realized gains and losses	244.4	126.3	370.7
Total revenues	$5,230.2	$183.1	$5,413.3
Depreciation and amortization	84.9	1.8	86.7
Interest expense	0.3	45.9	46.2
Earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$506.4	$42.3	$548.7
Income tax expense	165.8	24.0	189.8
Earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	340.6	18.3	358.9
Equity in earnings (loss) of unconsolidated affiliates	1.1	(2.3)	(1.2)
Earnings from continuing operations	$341.7	$16.0	$357.7
Assets	$6,690.5	$1,197.0	$7,887.5
Goodwill	1,427.4	43.3	1,470.7

As of and for the year ended December 31, 2009:

	Fidelity National Title Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,927.6	$—	$3,927.6
Other revenues	1,392.5	31.5	1,424.0
Revenues from external customers	5,320.1	31.5	5,351.6
Interest and investment income, including realized gains and losses	167.9	1.8	169.7
Total revenues	$5,488.0	$33.3	$5,521.3
Depreciation and amortization	102.6	2.4	105.0
Interest expense	0.8	35.9	36.7
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	$387.1	$(72.0)	$315.1
Income tax expense (benefit)	120.2	(23.4)	96.8
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	266.9	(48.6)	218.3
Equity in earnings (loss) of unconsolidated affiliates	3.8	(15.5)	(11.7)
Earnings (loss) from continuing operations	$270.7	$(64.1)	$206.6
Assets	$6,464.5	$1,469.9	$7,934.4
Goodwill	1,408.7	46.5	1,455.2

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

Corporate and Other

The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy and our former investment in Sedgwick in 2010 and 2009.

Note Q.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Code ("ASC") Topic 350, to allow an entity to utilize qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. This update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this update in the fourth quarter of 2011 and there was no impact on our financial condition or results of operations.

In May 2011, the FASB updated ASC Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption. We do not expect this update to have a material impact on our financial condition or results of operations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:

(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	93
Schedule V: Valuation and Qualifying Accounts	97

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

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Regstrant's Registration Statement on Form S-3 filed June 3, 2011)
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))

10.1
Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 11, 2011)(1)

10.4
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).(1)

Exhibit Number	Description

10.5
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards.(1)
10.7
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).(1)

10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.9
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.12
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.13
Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.14
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.15
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.16	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of January 1, 2012. (1)
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

10.21
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.22	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).(1)
10.23
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

Date: February 23, 2012

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George P. Scanlon	Chief Executive Officer	February 23, 2012
George P. Scanlon	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 23, 2012
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 23, 2012
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 23, 2012
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 23, 2012
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 23, 2012
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 23, 2012
Daniel D. (Ron) Lane

/s/ General William Lyon	Director	February 23, 2012
General William Lyon

/s/ Richard N. Massey	Director	February 23, 2012
Richard N. Massey

/s/ Peter O. Shea, Jr.	Director	February 23, 2012
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 23, 2012
Cary H. Thompson

/s/ Frank P. Willey	Director	February 23, 2012
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 23, 2012, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2011, as contained in the Annual Report on Form 10-K for the year 2011. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 23, 2012
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2011	2010
	(In millions,
	except share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	132.8	135.1
Investment in unconsolidated affiliates	352.8	367.2
Notes receivable	75.0	—
Income taxes receivable	5.8	15.7
Deferred tax assets	—	32.1
Investments in and amounts due from subsidiaries	4,111.1	3,831.6
Property and equipment, net	10.9	10.3
Prepaid expenses and other assets	1.5	34.1
Other intangibles, net	12.3	8.7
Total assets	$4,702.2	$4,434.8
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$35.6	$38.9
Deferred tax liability	95.0	—
Notes payable	915.7	951.5
	1,046.3	990.4
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2011 and 2010; issued 254,868,484, shares and 252,184,269 shares at December 31, 2011 and 2010, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	3,798.6	3,745.0
Retained earnings	373.4	110.3
Accumulated other comprehensive earnings	(7.1)	12.6
Less treasury stock, 34,190,969 shares and 28,435,980 shares at December 31, 2011 and December 31, 2010, respectively, at cost	(532.2)	(440.8)
Total equity of Fidelity National Financial, Inc. common shareholders	3,632.7	3,427.1
Noncontrolling interests	23.2	17.3
Total equity	3,655.9	3,444.4
Total liabilities and equity	$4,702.2	$4,434.8

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share data)
Revenues:
Other fees and revenue	$3.4	$4.3	$4.6
Interest and investment income and realized gains	0.7	97.2	(7.2)
Total revenues	4.1	101.5	(2.6)
Expenses:
Personnel expenses	39.9	23.9	19.9
Other operating expenses	15.3	12.6	12.2
Interest expense	57.5	47.5	38.6
Total expenses	112.7	84.0	70.7
(Losses) earnings before income tax (benefit) expense and equity in earnings of subsidiaries	(108.6)	17.5	(73.3)
Income tax (benefit) expense	(35.2)	5.8	(22.7)
(Losses) earnings before equity in earnings of subsidiaries	(73.4)	11.7	(50.6)
Equity in earnings of subsidiaries	452.5	363.9	275.1
Earnings before earnings attributable to noncontrolling interest	379.1	375.6	224.5
Earnings attributable to noncontrolling interest	9.6	5.5	2.2
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$369.5	$370.1	$222.3
Basic earnings per share	$1.69	$1.64	$0.99
Weighted average shares outstanding, basic basis	219.0	226.2	224.7
Diluted earnings per share	$1.66	$1.61	$0.97
Weighted average shares outstanding, diluted basis	222.7	229.3	228.5
Retained earnings (deficit), beginning of year	$110.3	$(102.4)	$(188.9)
Dividends declared	(106.4)	(157.4)	(135.8)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	369.5	370.1	222.3
Retained earnings (deficit), end of year	$373.4	$110.3	$(102.4)

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$379.1	$375.6	$224.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(452.5)	(363.9)	(275.1)
Losses (gains) on sales of investments and other assets	0.7	(97.5)	4.8
Stock-based compensation	26.6	25.1	33.7
Tax benefit associated with the exercise of stock-based compensation	(6.3)	(3.0)	(2.4)
Net change in income taxes	141.9	159.1	138.3
Net decrease in prepaid expenses and other assets	37.7	1.3	7.0
Net (decrease) increase in accounts payable and other accrued liabilities	(18.4)	18.4	(6.3)
Net cash provided by operating activities	108.8	115.1	124.5
Cash Flows From Investing Activities:
Net (purchases) proceeds of investments available for sale	(3.3)	(11.1)	1.9
Net additions to investments in subsidiaries	—	—	57.5
Net (purchases) proceeds from short-term investing activities	—	(59.1)	50.3
Net (purchases) sales of property, equipment and other assets	(1.9)	(2.3)	1.4
Proceeds from the sale of Sedgwick CMS	32.0	193.6	—
Net cash provided by investing activities	26.8	121.1	111.1
Cash Flows From Financing Activities:
Borrowings	500.0	600.0	—
Equity offering	—	—	331.4
Debt service payments	(515.5)	(509.2)	(264.9)
Debt issuance costs	(7.9)	(2.3)	—
Dividends paid	(105.1)	(156.6)	(135.8)
Purchases of treasury stock	(86.2)	(117.6)	(74.9)
Exercise of stock options	7.9	4.8	19.4
Tax benefit associated with the exercise of stock-based compensation	6.3	3.0	2.4
Net borrowings (payments) and dividends from subsidiaries	64.9	(58.3)	(113.2)
Net cash used in financing activities	(135.6)	(236.2)	(235.6)
Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2010 presentation to conform to the classifications used in 2011.

B.	Notes Payable

Notes payable consist of the following:

	December 31,
	2011	2010
	(In millions)
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	$279.5	$—
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.7
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.4	236.2
Unsecured notes, net of discount, interest payable semi-annually at 7.30%, due August 2011	—	165.6
Revolving credit facility, unsecured, unused portion of $825.0 at December 31, 2011, due March 2013 with interest payable monthly at LIBOR + 2.00% (2.28% at December 31, 2011)	100.0	250.0
	$915.7	$951.5

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash paid (received) during the year:
Interest paid	$57.4	$47.5	$40.6
Income tax payments (refunds)	40.1	33.8	(2.5)

D.	Cash Dividends Received

We have received cash dividends from subsidiaries and affiliates of $0.2 billion, $0.3 billion, and $0.2 billion during the years ended December 31, 2011, 2010, and 2009, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(In millions)
Year ended December 31, 2011:
Reserve for claim losses	$2,270.1	$222.3	$(59.2)	(4)	$520.4	(1)	$1,912.8
Allowance on trade and notes receivables	28.8	5.4	$(0.4)	(4)	11.2	(2)	$22.6

Year ended December 31, 2010:
Reserve for claim losses	$2,539.2	$366.5	$—		$635.6	(1)	$2,270.1
Allowance on trade and notes receivables	29.5	11.0	—		11.7	(2)	28.8

Year ended December 31, 2009:
Reserve for claim losses	$2,735.7	$296.7	$(3.1)	(3)	$490.1	(1)	$2,539.2
Allowance on trade and notes receivables	32.6	5.7	(0.7)	(2)	9.4	(2)
			1.3	(3)			29.5
____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

(3)
Represents purchase accounting adjustments recorded in the year ended December 31, 2009 related to the acquisition of certain title insurance underwriters from LandAmerica Financial Group, Inc. on December 22, 2008.

(4)
Represents a decrease to the reserve for claim losses as a result of discontinued operations related to our agreement to sell our at-risk insurance business. See note A under "Discontinued Operations".

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

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed June 3, 2011)
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.5	Form of 5.25% note due March 15, 2013 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4 filed on October 28, 2005)
4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”)

10.1
Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 11, 2011)(1)

10.4
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)(1)

Exhibit Number	Description

10.5
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards.(1)
10.7
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).(1)

10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.9
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.12
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.13
Amended and Restated Employment Agreement between the registrant and Daniel K. Murphy, effective as of September 30, 2010. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010)(1)

10.14
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.15
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008(incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.16	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of January 1, 2012. (1)
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

10.21
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010(incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.22	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).(1)
10.23
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

21.1	Subsidiaries of the Registrant

Exhibit Number	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K