Form 10-Q
period 2012-03-31
Fidelity National Financial, Inc.
filed 2012-04-27
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of March 31, 2012, there were 222,803,069 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2012

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2012 and December 31, 2011 includes $276.5 and $274.2, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,185.0	$3,200.2
Preferred stock available for sale, at fair value	103.6	71.4
Equity securities available for sale, at fair value	129.6	105.7
Investments in unconsolidated affiliates	552.3	546.5
Other long-term investments	77.7	77.5
Short-term investments	51.4	50.4
Total investments	4,099.6	4,051.7
Cash and cash equivalents, at March 31, 2012 and December 31, 2011 includes $168.4 and $161.3, respectively, of pledged cash related to secured trust deposits	728.2	665.7
Trade and notes receivables, net of allowance of $21.1 and $22.6, respectively, at March 31, 2012 and December 31, 2011	330.1	321.5
Goodwill	1,461.1	1,452.2
Prepaid expenses and other assets	671.3	653.6
Capitalized software, net	31.7	28.1
Other intangible assets, net	128.0	130.7
Title plants	386.6	386.7
Property and equipment, net	165.5	166.1
Income taxes receivable	—	5.8
Total assets	$8,002.1	$7,862.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$744.2	$857.1
Accounts payable to related parties	6.5	5.6
Income taxes payable	20.2	—
Notes payable	1,066.5	915.8
Reserve for title claim losses	1,863.1	1,912.8
Secured trust deposits	433.0	419.9
Deferred tax liability	110.3	95.0
Total liabilities	4,243.8	4,206.2
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2012 and December 31, 2011; issued 256,994,038 as of March 31, 2012 and 254,868,454 as of December 31, 2011	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,829.2	3,798.6
Retained earnings	416.7	373.4
Accumulated other comprehensive earnings (loss)	20.5	(7.1)
Less: treasury stock, 34,190,969 shares as of March 31, 2012 and December 31, 2011, at cost	(532.2)	(532.2)
Total Fidelity National Financial, Inc. shareholders’ equity	3,734.2	3,632.7
Noncontrolling interests	24.1	23.2
Total equity	3,758.3	3,655.9
Total liabilities and equity	$8,002.1	$7,862.1
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Direct title insurance premiums	$354.0	$322.9
Agency title insurance premiums	413.9	423.3
Escrow, title related and other fees	381.6	332.5
Interest and investment income	36.4	33.7
Realized gains, net	4.0	19.5
Total revenues	1,189.9	1,131.9
Expenses:
Personnel costs	407.6	383.6
Other operating expenses	275.2	258.7
Agent commissions	315.6	327.7
Depreciation and amortization	17.0	19.7
Provision for title claim losses	53.8	50.8
Interest expense	15.1	14.3
Total expenses	1,084.3	1,054.8
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	105.6	77.1
Income tax expense	36.9	28.0
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	68.7	49.1
Equity in earnings (loss) of unconsolidated affiliates	5.8	(8.6)
Net earnings from continuing operations	74.5	40.5
Net earnings from discontinued operations, net of tax	2.7	3.6
Net earnings	77.2	44.1
Less: Net earnings attributable to noncontrolling interests	2.8	1.6
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$74.4	$42.5
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.33	$0.17
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.01	0.02
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.34	$0.19
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.32	$0.17
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.01	0.02
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.33	$0.19

Weighted average shares outstanding, basic basis	218.8	220.7
Weighted average shares outstanding, diluted basis	223.3	223.6
Cash dividends paid per share	$0.14	$0.12
Amounts attributable to Fidelity National Financial, Inc., common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$71.7	$38.9
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	2.7	3.6
Basic and diluted net earnings attributable to FNF common shareholders	$74.4	$42.5
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2012	2011
	(Unaudited)
Net earnings	$77.2	$44.1
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	27.4	(2.3)
Unrealized gain on investments in unconsolidated affiliates (2)	0.4	6.1
Unrealized gain on foreign currency translation (3)	1.0	0.6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1.2)	(11.1)
Other comprehensive earnings (loss)	27.6	(6.7)
Comprehensive earnings	104.8	37.4
Less: Comprehensive earnings attributable to noncontrolling interests	2.8	1.6
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$102.0	$35.8
_______________________________________

(1)	Net of income tax expense (benefit) of $16.1 million and $(1.4) million for the three-month periods ended March 31, 2012 and 2011, respectively.

(2)	Net of income tax expense of $0.2 million and $3.7 million for the three-month periods ended March 31, 2012 and 2011, respectively.

(3)	Net of income tax expense of $0.7 million and $0.4 million for the three-month periods ended March 31, 2012 and 2011, respectively.

(4)	Net of income tax expense of $0.8 million and $6.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2011	254.9	$—	$3,798.6	$373.4	$(7.1)	34.2	$(532.2)	$23.2	$3,655.9
Exercise of stock options	2.1	—	20.3	—	—	—	—	—	20.3
Tax benefit associated with the exercise of stock options	—	—	4.7	—	—	—	—	—	4.7
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	26.2	—	—	—	26.2
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	0.4	—	—	—	0.4
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	1.0	—	—	—	1.0
Stock-based compensation	—	—	5.6	—	—	—	—	—	5.6
Dividends declared	—	—	—	(31.1)	—	—	—	—	(31.1)
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Net earnings	—	—	—	74.4	—	—	—	2.8	77.2
Balance, March 31, 2012	257.0	$—	$3,829.2	$416.7	$20.5	34.2	$(532.2)	$24.1	$3,758.3
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings	$77.2	$44.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17.1	20.5
Equity in (earnings) losses of unconsolidated affiliates	(5.8)	8.6
Gain on sales of investments and other assets, net	(3.4)	(19.9)
Stock-based compensation cost	5.6	6.5
Tax benefit associated with the exercise of stock options	(4.7)	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments, and secured trust deposits	9.7	(4.0)
Net (increase) decrease in trade receivables	(7.0)	24.4
Net increase in prepaid expenses and other assets	(7.7)	(12.8)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(101.1)	(131.1)
Net decrease in reserve for title claim losses	(54.4)	(34.9)
Net change in income taxes	29.5	32.1
Net cash used in operating activities	(45.0)	(66.5)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	147.8	211.0
Proceeds from calls and maturities of investment securities available for sale	98.5	202.3
Proceeds from sale of other assets	2.3	1.7
Additions to property and equipment	(10.5)	(8.9)
Additions to capitalized software	(1.8)	(3.3)
Purchases of investment securities available for sale	(267.7)	(397.2)
Net (purchases) proceeds from short-term investment securities	(1.0)	71.3
Contributions to investments in unconsolidated affiliates	—	(26.0)
Net other investing activities	1.4	(0.7)
Acquisitions/disposals of businesses, net of cash acquired	(11.1)	(0.3)
Net cash (used in) provided by investing activities	(42.1)	49.9
Cash flows from financing activities:
Borrowings	150.0	—
Dividends paid	(30.6)	(26.5)
Subsidiary dividends paid to noncontrolling interest shareholders	(1.9)	(0.5)
Exercise of stock options	20.3	2.0
Tax benefit associated with the exercise of stock options	4.7	—
Purchases of treasury stock	—	(11.2)
Net cash provided by (used in) financing activities	142.5	(36.2)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	55.4	(52.8)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	504.4	434.6
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$559.8	$381.8
Supplemental cash flow information:
Income taxes paid	$8.9	$—
Interest paid	$14.2	$14.6
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Financial Statements
 The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made in the 2011 Condensed Consolidated Financial Statements to conform to classifications used in 2012. In addition, we have corrected a prior period error in the Statement of Cash Flows. The correction was between cash flows from operating activities and cash flows from investing activities for the three months ended March 31, 2011 and resulted in an increase in cash used in operating activities and an increase in cash provided by investing activities of $45.5 million. There was no impact on our other Condensed Consolidated Financial Statements presented.

Description of Business
We are a leading provider of title insurance, mortgage services and diversified services. FNF is the nation's largest title insurance company. Our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - collectively issue more title insurance policies than any other title company in the United States. As of April 2012, FNF also owns a majority interest in O'Charley's Inc., a multi-concept restaurant company that operates or franchises restaurants under the O'Charley's, Ninety Nine Restaurant, and Stoney River Legendary Steaks brands. In addition, among other operations, FNF owns minority interests in Ceridian Corporation, a leading provider of global human capital management and payment solutions, Remy International, Inc., a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles and American Blue Ribbon Holdings, LLC ("ABRH"), owner and operator of the Village Inn, Bakers Square and Max & Erma's restaurant chains.

Acquisition of O'Charley's Inc. and Reorganization of Fidelity Newport Holdings
On April 2, 2012, we successfully completed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). Approximately 18,067,581 shares were validly tendered as of the expiration time. This represented approximately 74.9% of O'Charley's outstanding shares of common stock on a fully diluted basis and 80.2% of O'Charley's outstanding shares of common stock, giving us control of O'Charley's. On April 9, 2012 we exercised the top-up option to purchase 14,862,194 additional shares for $9.85 per share, resulting in our total ownership of approximately 95.0% of the outstanding common stock of O'Charley's Inc. Total consideration paid was $178.0 million in cash for the shares tendered on April 2, 2012 as well as a note for the top-up option exercised on April 9, 2012. Immediately following a one-month waiting period required under the Tennessee Business Corporation Act, we will complete the closing of the short-form merger with O'Charley's and subsequently own 100% of O'Charley's. The note will be canceled as a result of the short-form merger.

Upon closing of the short-form merger with O'Charley's, we plan to combine O'Charley's with our investment in ABRH. Our investment in ABRH is held by Fidelity Newport Holdings, LLC (“FNH”), which we currently own a 45.0% interest. Our investment in FNH as of March 31, 2012 was $35.9 million and is included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. We have entered into a Memorandum of Understanding with our partner in FNH to effect a reorganization transaction pursuant to which we will contribute our investment in 100.0% of the common stock of O'Charley's to FNH in exchange for an increase in our ownership interest from 45.0% to 55.0%, and cash of $124.1 million, which is subject to change. Following consummation of the reorganization transaction, FNH will own 100.0% of ABRH and O'Charley's. We expect to consolidate the operations of FNH beginning in the second quarter of 2012 and begin reporting three segments for the quarter ended June 30, 2012.

As of December 25, 2011, there were 221 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 105 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 10 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 25, 2011, there were also six franchised O’Charley’s restaurants in four states in the Southeast and Midwest. As of December 25, 2011, O'Charley's reported total assets and liabilities of $313.6 million and $145.1 million, respectively, and total revenue and net loss of $827.1 million and $12.1 million, respectively, for the year then ended.
Discontinued Operations
On December 27, 2011, we entered into a definitive agreement under which we will sell an 85.0% interest in our remaining

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

subsidiaries that write personal lines insurance to WT Holdings, Inc. for approximately $119.5 million. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close on May 1, 2012, subject to regulatory approval and closing conditions. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale is expected to result in a pre-tax loss of approximately $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $36.2 million and $42.0 million for the three months ending March 31, 2012 and 2011, respectively. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $4.0 million and $0.2 million for the three months ending March 31, 2012 and 2011, respectively. Total assets of $316.7 million and total liabilities of $141.2 million related to the at-risk business are considered held for sale and are included in prepaid and other assets and accounts payable and accrued liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2012.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note included in Trade and Notes Receivable on the Condensed Consolidated Balance Sheet as of March 31, 2012. The seller note has an 8.0% annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing on April 30, 2013. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations are $34.4 million for the three months ending March 31, 2011. Pre-tax earnings from the flood business included in discontinued operations were $5.0 million for the three months ended March 31, 2011.
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
A summary of the agreements that were in effect with FIS through March 31, 2012, is as follows:

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

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(In millions)
Corporate services and cost-sharing revenue (expense)	$1.2	$(1.1)
Data processing expense	(9.0)	(9.4)
Net expense	$(7.8)	$(10.5)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $6.5 million as of March 31, 2012 and $5.6 million as of December 31, 2011.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $53.1 million and $42.6 million as of March 31, 2012 and December 31, 2011, respectively. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $43.6 million and $23.6 million as of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

March 31, 2012 and December 31, 2011, respectively, as well as an FIS term loan acquired in May 2011 with a fair value of $2.1 million and $13.0 million as of March 31, 2012 and December 31, 2011, respectively.

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

The following table presents the computation of basic and diluted earnings per share:
	Three months ended March 31,
	2012	2011
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$71.7	$38.9
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	2.7	3.6
Basic and diluted net earnings attributable to FNF common shareholders	$74.4	$42.5

Weighted average shares outstanding during the period, basic basis	218.8	220.7
Plus: Common stock equivalent shares assumed from conversion of options	4.5	2.9
Weighted average shares outstanding during the period, diluted basis	223.3	223.6

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.33	$0.17
Basic net earnings per share from discontinued operations attributable to FNF common shareholders	0.01	0.02
Basic earnings per share attributable to FNF common shareholders	$0.34	$0.19

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.32	$0.17
Diluted net earnings per share from discontinued operations attributable to FNF common shareholders	0.01	0.02
Diluted earnings per share attributable to FNF common shareholders	$0.33	$0.19
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 4.3 million shares and 8.7 million shares for the three months ended March 31, 2012 and 2011, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale (1):
U.S. government and agencies	$—	$173.3	$—	$173.3
State and political subdivisions	—	1,373.4	—	1,373.4
Corporate debt securities	—	1,624.5	—	1,624.5
Mortgage-backed/asset-backed securities	—	223.3	—	223.3
Foreign government bonds	—	46.8	—	46.8
Preferred stock available for sale (2)	27.7	91.0	—	118.7
Equity securities available for sale	129.6	—	—	129.6
Other long-term investments	—	—	41.4	41.4
Total	$157.3	$3,532.3	$41.4	$3,731.0
________________________
(1) Includes $256.3 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Condensed Consolidated Balance Sheet as they are considered held for sale as of March 31, 2012.
(2) Includes $15.1 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Condensed Consolidated Balance Sheet as they are considered held for sale as of March 31, 2012.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale (1):
U.S. government and agencies	$—	$174.6	$—	$174.6
State and political subdivisions	—	1,439.5	—	1,439.5
Corporate debt securities	—	1,569.1	—	1,569.1
Mortgage-backed/asset-backed securities	—	226.7	—	226.7
Foreign government bonds and other fixed maturity securities	—	47.1	—	47.1
Preferred stock available for sale (2)	14.2	71.4	—	85.6
Equity securities available for sale	105.7	—	—	105.7
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1
________________________
(1) Includes $256.7 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Condensed Consolidated Balance Sheet as they are considered held for sale as of December 31, 2011.
(2) Includes $14.2 million relating to the at-risk insurance business that have been reclassed into prepaid and other assets on the Condensed Consolidated Balance Sheet as they are considered held for sale as of December 31, 2011.

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

Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $41.4 million at March 31, 2012 and a par value of $37.5 million and fair value of $40.8 million at December 31, 2011. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer which contains assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of March 31, 2012.
The following table presents the changes in our investments that are classified as Level 3 for the period ended March 31, 2012 (in millions):

Balance, December 31, 2011	$40.8
Net realized gains	0.6
Balance, March 31, 2012	$41.4
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in note D. Additional information regarding the fair value of our notes payable is included in note E.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$157.7	$148.2	$9.5	$—	$157.7
State and political subdivisions	1,268.3	1,207.6	60.8	(0.1)	1,268.3
Corporate debt securities	1,514.4	1,474.2	58.4	(18.2)	1,514.4
Foreign government bonds	45.6	44.1	1.5	—	45.6
Mortgage-backed/asset-backed securities	199.0	189.8	9.3	(0.1)	199.0
Preferred stock available for sale	103.6	101.7	2.8	(0.9)	103.6
Equity securities available for sale	129.6	86.5	44.0	(0.9)	129.6
Total	$3,418.2	$3,252.1	$186.3	$(20.2)	$3,418.2

	December 31, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$159.1	$148.2	$10.9	$—	$159.1
State and political subdivisions	1,330.1	1,266.1	64.1	(0.1)	1,330.1
Corporate debt securities	1,463.4	1,442.7	48.3	(27.6)	1,463.4
Foreign government bonds	46.0	44.2	1.8	—	46.0
Mortgage-backed/asset-backed securities	201.6	191.8	9.8	—	201.6
Preferred stock available for sale	71.4	74.8	0.4	(3.8)	71.4
Equity securities available for sale	105.7	83.2	25.5	(3.0)	105.7
Total	$3,377.3	$3,251.0	$160.8	$(34.5)	$3,377.3
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2012:

	March 31, 2012
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$307.2	10.0%	$311.9	9.8%
After one year through five years	1,472.2	48.0	1,531.1	48.1
After five years through ten years	1,052.1	34.4	1,099.3	34.5
After ten years	42.6	1.4	43.7	1.4
Mortgage-backed/asset-backed securities	189.8	6.2	199.0	6.2
Total	$3,063.9	100.0%	$3,185.0	100.0%
Subject to call	$1,446.2	47.2%	$1,492.6	46.9%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,058.3 million and $1,088.9 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of March 31, 2012.
The balance of equity securities includes an investment in FIS stock. The fair value of our investment in the FIS stock was $53.1 million and $42.6 million at March 31, 2012 and December 31, 2011, respectively.
Included in our other long-term investments are various cost-method investments and fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $41.4 million and $40.8 million as of March 31, 2012 and December 31, 2011, respectively, and we recorded net gains of $0.6 million and $3.1 million related to the structured notes in the three-month periods ended March 31, 2012 and 2011, respectively.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, were as follows (in millions):

March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$7.3	$(0.1)	$—	$—	$7.3	$(0.1)
Corporate debt securities	191.9	(14.9)	16.5	(3.3)	208.4	(18.2)
Mortgage-backed/asset-backed securities	20.9	(0.1)	—	—	20.9	(0.1)
Preferred stock available for sale	20.7	(0.9)	—	—	20.7	(0.9)
Equity securities	4.8	(0.9)	—	—	4.8	(0.9)
Total temporarily impaired securities	$245.6	$(16.9)	$16.5	$(3.3)	$262.1	$(20.2)

December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$10.6	$(0.1)	$—	$—	$10.6	$(0.1)
Corporate debt securities	339.0	(26.6)	7.3	(1.0)	346.3	(27.6)
Preferred stock available for sale	52.9	(3.8)	—	—	52.9	(3.8)
Equity securities	16.1	(3.0)	—	—	16.1	(3.0)
Total temporarily impaired securities	$418.6	$(33.5)	$7.3	$(1.0)	$425.9	$(34.5)
During the three-month period ended March 31, 2012, we determined that no investments in our portfolio were considered other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of March 31, 2012 we held $5.4 million of fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month period ending March 31, 2012 and 2011, respectively:

	Three months ended March 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$2.2	$—	$2.2	$246.3
Other long-term investments			0.3	—
Other assets			1.5	2.3
Total			$4.0	$248.6

	Three months ended March 31, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$15.9	$(0.2)	$15.7	$389.8
Preferred stock available for sale	—	—	—	5.0
Equity securities available for sale	1.9	—	1.9	16.3
Other long-term investments			3.1	—
Other assets			(1.2)	1.7
Total			$19.5	$412.8
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2012 and December 31, 2011, investments in unconsolidated affiliates consisted of the following (in millions):

	Current Ownership	March 31, 2012	December 31, 2011
Ceridian	33%	$348.0	$352.8
Remy	47%	150.0	141.8
Other	Various	54.3	51.9
Total		$552.3	$546.5
On January 21, 2011, as part of a Common Stock Rights Offering ("the Offering") to all Remy common shareholders, we purchased an additional 9.9 million shares of Remy common stock in exchange for tendering our 42,359 shares of Remy preferred stock held and cash of $26.0 million. Following the Offering and preferred stock conversion, we own 14.8 million shares of Remy common stock, representing 47% of Remy's outstanding equity.
In addition to our equity method investment in Remy, we held $28.9 million and $29.7 million in par value of a Remy term loan as of March 31, 2012 and December 31, 2011, respectively. The fair value of the term loan was $28.9 million and $29.3 million as of March 31, 2012 and December 31, 2011, respectively, and is included in our fixed maturity securities available for sale.

We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the three-month period ended March 31, 2012, includes our equity in Ceridian’s earnings for the three-month period from October 1, 2011 through December 31, 2011, and our net earnings for the three-month period ended March 31, 2011, includes our equity in Ceridian’s earnings for the three-month period from October 1, 2010 through December 31, 2010. Our net earnings for the three-month period ended March 31, 2012, includes our equity in Remy's earnings for the three-month period ended February 29, 2012, and our net earnings for the three-month period ended March 31, 2011, include our equity in Remy's earnings for the three-month period ended February 28, 2011. During the three-month periods ended March 31, 2012 and 2011, we recorded

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

an aggregate of $2.7 million and $(9.9) million, respectively, in equity in earnings (losses) of Ceridian and Remy. Equity in earnings of other unconsolidated affiliates was $3.1 million and $1.3 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Summarized financial information for Ceridian for the relevant dates and time periods included in our condensed consolidated financial statements, is presented below.

	December 31, 2011	September 30, 2011
	(In millions)	(In millions)
Total current assets	$1,083.9	$1,154.0
Goodwill and other intangible assets, net	4,562.2	4,577.6
Other assets	4,767.7	4,259.6
Total assets	$10,413.8	$9,991.2
Current liabilities	$832.4	$892.0
Long-term obligations, less current portion	3,446.6	3,451.4
Other long-term liabilities	5,067.9	4,566.0
Total liabilities	9,346.9	8,909.4
Equity	1,066.9	1,081.8
Total liabilities and equity	$10,413.8	$9,991.2

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	(In millions)
Total revenues	$399.1	$393.8
Loss before income taxes	(23.1)	(4.8)
Net (loss) earnings	(21.9)	0.1

Note E — Notes Payable
Notes payable consists of the following:

	March 31, 2012	December 31, 2011
	(In millions)
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	$280.1	$279.5
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.8
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.4	236.4
Revolving credit facility, unsecured, unused portion of $675.0 at March 31, 2012, due March 2013 with interest payable monthly at LIBOR + 2.00% (2.24% at March 31, 2012)	250.0	100.0
Other	0.2	0.1
	$1,066.5	$915.8

At March 31, 2012, the estimated fair value of our long-term debt was $1,115.9 million and the carrying amount was $1,066.5 million. The fair value of our unsecured notes payable was $861.4 million as of March 31, 2012 and is based on established market prices for the securities on March 31, 2012 and are considered Level 2 financial liabilities. The fair value of our Revolving Credit Facility is $254.3 million and is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

and is considered a Level 3 financial liability.

On April 10, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, with an extended maturity date of April 10, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate.

Principal maturities of notes payable at March 31, 2012, are as follows (in millions):

2012	$0.2
2013 (a)	486.4
2014	—
2015	—
2016	—
Thereafter	579.9
$1,066.5
________________________
(a) In April 2012, $250.0 million of this balance was refinanced under our Revolving Credit Facility and is now due in April 2016.
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

On November 24, 2010, plaintiffs filed a purported class action in the United States District Court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. In the initial complaint, plaintiffs sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees.  The case was transferred on our motion to a Multi-District Litigation ("MDL") proceeding in South Carolina and a status conference was held on April 22, 2011.  This case was stayed until a decision was made on motions pending in a similar class action against an unrelated party. The court in that case ruled on June 15, 2011 on the motion to dismiss the complaint filed by the unrelated party and dismissed the complaint. The plaintiffs in the case against Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation filed an amended complaint on August 15, 2011. The complaint added approximately twenty new plaintiffs and two new defendants; Commonwealth Land Title Company and LandAmerica Charter Title Company, both of which are affiliates of FNF. It also expanded the causes of action.  The new causes of action are aiding and abetting fraud committed by LES; conspiracy to commit fraud with LES; aiding and abetting breach of fiduciary duty by LES; aiding and abetting conversion of trust funds by LES; enterprise liability; negligence; breach of fiduciary duty; conversion of escrow funds and RICO liability.  We filed a motion to dismiss the Second Amended Complaint on September 30, 2011 as we believe we have strong legal and factual defenses to this action.  The Amended Complaint did not seek a specified amount of damages as to each of the plaintiffs but is seeking damages to plaintiffs and potential class members measured by the loss of their property, consequential damages and other elements of damages including punitive and treble damages.  A hearing on the motion to dismiss was held on January 17, 2012 but was not ruled on before the MDL Court filed a suggestion of remand to the Judicial Panel on MDL, suggesting that the Hays case be remanded to California court and that a standalone 1031 action be remanded to the New York court where the actions were transferred from. There was no opposition to the suggestion and the matters were remanded. On January 26, 2012 the LES liquidation trust filed a motion to approve a settlement agreement between the LES liquidation trust, the LFG liquidation trust and certain underwriters at Lloyd's of London with the Bankruptcy Court for the Eastern District of Virginia. The motion asks the bankruptcy court to approve the settlement, which would have the effect of exhausting all insurance coverage for the LandAmerica Financial Group, Inc. (“LFG”) entities, including the entities FNF purchased from LFG that are named as defendants in the Hays action.  The entities purchased from LFG are co-insureds under the Lloyds policies, had made claims based on the LES 1031 litigation, and other claims as a result of operations.  Despite having made these claims as co-insureds, and having requested notice and an opportunity to negotiate with Lloyds and the LES liquidation trust to find a mutually acceptable resolution to all claims, Lloyds and LES excluded our Companies from the negotiation.  On February 16, 2012 we filed an objection to approval of the settlement.  We argued that the self-insured retention amounts and potential coverage have not been sufficiently disclosed and/or are incorrectly calculated, as well as that it is inequitable to exhaust coverage under the policy by settling with the LES liquidation trust leaving our claims unsatisfied.  On March 29, 2012, the LES liquidation trust, the LFG liquidation trust, the Companies affiliated with FNF and certain underwriters at Lloyd's of London entered into a Settlement Agreement and Release (the “Settlement”). The Settlement contemplates an $11.0 million payment being made by the Companies to settle the purported class action; $3.2 million of which will be paid by the Lloyd's of London underwriters. We anticipate that this matter will be resolved by fourth quarter of 2012. If the Settlement is not approved, we intend to continue to vigorously defend the action.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay fines, claims or take other actions.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Operating Leases
On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Note G — Dividends
On April 24, 2012, our Board of Directors declared cash dividends of $0.14 per share, payable on June 29, 2012, to shareholders of record as of June 15, 2012.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. As a result of the close on the sale of the flood insurance business in October 2011 and the upcoming sale of our at-risk insurance business in May 2012, we reorganized our reporting segments to reflect the disposition of these businesses and the realignment of the remaining specialty businesses. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended March 31, 2012:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$767.9	$—	$767.9
Other revenues	368.4	13.2	381.6
Revenues from external customers	1,136.3	13.2	1,149.5
Interest and investment income, including net realized gains and losses	38.7	1.7	40.4
Total revenues	1,175.0	14.9	1,189.9
Depreciation and amortization	16.3	0.7	17.0
Interest expense	0.2	14.9	15.1
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	129.5	(23.9)	105.6
Income tax expense (benefit)	45.4	(8.5)	36.9
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	84.1	(15.4)	68.7
Equity in earnings of unconsolidated affiliates	1.6	4.2	5.8
Earnings (loss) from continuing operations	$85.7	$(11.2)	$74.5
Assets	$6,497.5	$1,504.6	$8,002.1
Goodwill	1,442.3	18.8	1,461.1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the three months ended March 31, 2011:

	Fidelity National	Corporate
	Title Group	and Other	Total
	(In millions)
Title premiums	$746.2	$—	$746.2
Other revenues	324.0	8.5	332.5
Revenues from external customers	1,070.2	8.5	1,078.7
Interest and investment income, including realized gains and losses	52.0	1.2	53.2
Total revenues	1,122.2	9.7	1,131.9
Depreciation and amortization	19.0	0.7	19.7
Interest expense	0.8	13.5	14.3
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	106.3	(29.2)	77.1
Income tax expense (benefit)	38.0	(10.0)	28.0
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	68.3	(19.2)	49.1
Equity in earnings (loss) of unconsolidated affiliates	1.0	(9.6)	(8.6)
Earnings (loss) from continuing operations	$69.3	$(28.8)	$40.5
Assets	$6,610.2	$1,190.6	$7,800.8
Goodwill	1,429.8	41.2	1,471.0
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
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian, Remy and ABRH.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K and other filings with the Securities and Exchange Commission.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
We are a leading provider of title insurance, mortgage services and diversified services. FNF is the nation's largest title insurance company. Our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - collectively issue more title insurance policies than any other title company in the United States. As of April 2012, FNF also owns a majority interest in O'Charley's Inc., a multi-concept restaurant company that operates or franchises restaurants under the O'Charley's, Ninety Nine Restaurant, and Stoney River Legendary Steaks brands. In addition, among other operations, FNF owns minority interests in Ceridian Corporation, a leading provider of global human capital management and payment solutions, Remy International, Inc., a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles and American Blue Ribbon Holdings, LLC, owner and operator of the Village Inn, Bakers Square and Max & Erma's restaurant chains.
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

•
Corporate and Other.  The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian, Remy and ABRH.

Acquisition of O'Charley's Inc. and Reorganization of Fidelity Newport Holdings
On April 2, 2012, we successfully completed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). Approximately 18,067,581 shares were validly tendered as of the expiration time. This represented approximately 74.9% of O'Charley's outstanding shares of common stock on a fully diluted basis and 80.2% of O'Charley's outstanding shares of common stock, giving us control of O'Charley's. On April 9, 2012 we exercised the top-up option to purchase 14,862,194 additional shares for $9.85 per share, resulting in our total ownership of approximately 95% of the outstanding common stock of O'Charley's Inc. Total consideration paid was $178.0 million in cash for the shares tendered on April 2, 2012 as well as a note for the top-up option exercised on April 9, 2012. Immediately following a one-month waiting period required under the Tennessee Business Corporation Act, we will complete the closing of the short-form merger with O'Charley's. The note will be canceled as a result of the short-form merger.

Upon closing of the short-form merger with O'Charley's, we plan to combine O'Charley's with our investment in ABRH. Our investment in ABRH is held by Fidelity Newport Holdings, LLC (“FNH”), which we currently own a 45% interest. Our investment in FNH as of March 31, 2012 was $35.9 million and is included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. We have entered into a Memorandum of Understanding with our partner in FNH to effect a reorganization transaction pursuant to which we will contribute our investment in 100% of the common stock of O'Charley's to FNH in exchange for an increase in our ownership interest from 45% to 55%, and cash of $124.1 million, which is subject to change. Following consummation of the reorganization transaction, FNH will own 100% of ABRH and O'Charley's. We expect to consolidate the operations of FNH beginning in the second quarter of 2012 and begin reporting three segments for the quarter ended June 30, 2012.

As of December 25, 2011, there were 221 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 105 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 10 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 25, 2011, there were also six franchised O’Charley’s restaurants in four states in the Southeast and Midwest. As of December 25, 2011, O'Charley's reported total assets and liabilities of $313.6 million and $145.1 million, respectively, and total revenue and net loss of $827.1 million and $12.1 million, respectively, for the year then ended.

Discontinued Operations
On December 27, 2011, we entered into a definitive agreement under which we will sell an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for approximately $119.5 million. The sales price is subject to typical closing adjustments based on working capital and surplus. The transaction is expected to close on April 30, 2012, subject to regulatory approval and closing conditions. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale is expected to result in a pre-tax loss of approximately $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $36.2 million and $42.0 million for the three months ending March 31, 2012 and 2011, respectively. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $4.0 million and $0.2 million for the three months ending March 31, 2012 and 2011, respectively. Total assets of $316.7 million and total liabilities of $141.2 million related to the at-risk business are considered held for sale and are included in prepaid and other assets and accounts payable and accrued liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2012.

On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note included in Trade and Notes Receivable on the Condensed Consolidated Balance Sheet as of March 31, 2012. The seller note has an 8% annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing on April 30, 2013. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations are $34.4 million for the three months ending March 31, 2011. Pre-tax earnings from the flood business included in discontinued operations were $5.0 million for the three months ended March 31, 2011.
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
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including during periods of high unemployment.
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

According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.3 trillion, $1.6 trillion and $2.0 trillion in 2011, 2010 and 2009, respectively. As of April 17, 2012, the MBA’s Mortgage Finance Forecast estimates an approximately $1.1 trillion mortgage origination market for 2012, which would be a decrease of 15.0% from 2011. The MBA forecasts that the decrease will result almost entirely from reduced refinance activity.

Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level through at least 2014. Mortgage interest rates remained at historically low levels throughout 2011 and decreased slightly in the first three months of 2012.

Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP program but it could take several months before the new loans are made and Fannie Mae and Freddie Mac would not begin buying certain types of refinanced loans until March 2012. We are uncertain to what degree the modified HARP program may affect our results in the future.

On February 1, 2012, the Obama Administration announced new initiatives designed to increase refinancing of mortgages, reduce foreclosures and improve the housing market. Under these initiatives, among other things: (i) certain borrowers with loans insured by Fannie Mae or Freddie Mac ("GSEs" and such loans, "GSE loans") and certain borrowers with non-GSE loans, through a new FHA program, would be able to refinance their mortgages and take advantage of the currently low interest rates; (ii) the FHA will begin transitioning foreclosed properties in the nation's hardest-hit cities into rental housing units; (iii) GSEs and major banks have begun offering one year of forbearance (up from three months) to certain unemployed borrowers; and (iv) the Home Affordable Modification Program ("HAMP") was extended through 2013, including easing the eligibility requirements and increasing the financial incentives for banks to participate. As indicated, the Obama Administration has already begun implementing these initiatives, except for the refinancing initiatives; however, the GSEs have not started the refinancing program. The Obama Administration is looking to Congress to pass legislation to implement a refinancing program for non-GSE loans. We are uncertain to what degree these initiatives may affect our results in the future.

During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") is concurrently reviewing the foreclosure practices in the residential mortgage loan servicing industry.  On April 13, 2011, the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing.  The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. Many states continue to evaluate foreclosure practices and related legislation may change in the future. The consent orders imposed by the federal regulators have continued to delay lender foreclosure completions.

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
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and 2011 and in the first three months of 2012, we have experienced an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2012	2011
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$354.0	$322.9
Agency title insurance premiums	413.9	423.3
Escrow, title-related and other fees	381.6	332.5
Interest and investment income	36.4	33.7
Realized gains, net	4.0	19.5
Total revenues	1,189.9	1,131.9
Expenses:
Personnel costs	407.6	383.6
Other operating expenses	275.2	258.7
Agent commissions	315.6	327.7
Depreciation and amortization	17.0	19.7
Provision for title claim losses	53.8	50.8
Interest expense	15.1	14.3
Total expenses	1,084.3	1,054.8
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	105.6	77.1
Income tax expense	36.9	28.0
Equity in earnings (loss) of unconsolidated affiliates	5.8	(8.6)
Net earnings from continuing operations	$74.5	$40.5
Orders opened by direct title operations	651,100	488,100
Orders closed by direct title operations	409,500	370,800
 Revenues.
Total revenues increased $58.0 million in the three months ended March 31, 2012, compared to the 2011 period. The increase consisted of increases of $52.8 million in the Fidelity National Title Group segment and $5.2 million in the corporate and other segment.
Escrow, title-related and other fees increased $49.1 million, or 14.8%, in the three months ended March 31, 2012, from the 2011 period, consisting of increases of $44.4 million in the Fidelity National Title Group segment and $4.7 million in the corporate and other segment.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $2.7 million in the three months ended March 31, 2012 compared to the 2011 period with the increase due to an increase in dividend income from preferred stocks from the prior year as well as interest earned on the $75.0 million note issued by the buyer in the sale of our flood insurance business in the fourth quarter of 2011.
Net realized gains totaled $4.0 million and $19.5 million in the three-month periods ended March 31, 2012 and 2011, respectively. Net realized gains in the three months ended March 31, 2012 were composed mainly of a $2.2 million gain on the sale of a small title agency in Illinois with the remainder relating to various gains on our fixed maturity securities portfolio. Net realized gains in the three months ended March 31, 2011 were composed mainly of an $8.5 million gain on the redemption of our minority-owned affiliate Remy's bonds, $3.1 million in gains from an increase in the value of our structured notes, and $7.9 million in net gains from the sale of various other securities and assets.

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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $24.0 million, or 6.3%, in the three months ended March 31, 2012 from the 2011 period, with an increase of $30.9 million in the Fidelity National Title Group segment offset by a decrease of $6.9 million in the corporate and other segment. Personnel costs as a percentage of total revenue were 34.3% and 33.9% in the three-month periods ended March 31, 2012 and 2011, respectively. In the Fidelity National Title Group Segment, the increase in the three-month period ended March 31, 2012 is due mainly to increases in opened and closed order counts and a related increase in employee levels. Average employee count was 17,531 and 16,694 in the three-month periods ended March 31, 2012 and 2011, respectively. Personnel costs in the title segment as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 55.5% and 57.1% for the three-month periods ended March 31, 2012 and 2011, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $16.5 million in the three months ended March 31, 2012, from the 2011 period, reflecting increases of $11.1 million or 4.5% in the Fidelity National Title Group segment and $5.4 million in the corporate and other segment. In the Fidelity National Title Group segment, the increases in other operating expenses were due mainly to an increase in costs of sales consistent with the increase in revenues. In the corporate and other segment, the increase was primarily related to cost of sales from a sale of a parcel of land and timber at our majority-owned affiliate Cascade Timberlands in the 2012 period.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Depreciation and amortization decreased $2.7 million in the three months ended March 31, 2012 from the 2011 period. The decrease is due to older assets being fully depreciated and a decrease in capital spending over the past few years.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. We monitor our claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for title claim losses. The provision for claim losses is discussed in further detail below at the segment level.
Interest expense increased $0.8 million in the three months ended March 31, 2012 from the 2011 period. The increase in the three months ended March 31, 2012 is primarily due to interest expense incurred on the 4.25% convertible notes issued in August 2011.
Income tax expense was $36.9 million and $28.0 million in the three-month periods ended March 31, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes was 35% and 36% for the three-month periods ended March 31, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates dependent on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in earnings (loss) of unconsolidated affiliates was $5.8 million and $(8.6) million for the three-month periods ended March 31, 2012 and 2011, respectively. The equity in earnings (losses) in 2012 and 2011 consisted of net earnings related to our investments in Ceridian, Remy, and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended March 31,
	2012	2011
	(In millions)
Revenues:
Direct title insurance premiums	$354.0	$322.9
Agency title insurance premiums	413.9	423.3
Escrow, title related and other fees	368.4	324.0
Interest and investment income	34.7	33.6
Realized gains, net	4.0	18.4
Total revenues	1,175.0	1,122.2
Expenses:
Personnel costs	400.6	369.7
Other operating expenses	259.0	247.9
Agent commissions	315.6	327.7
Depreciation and amortization	16.3	19.0
Provision for title claim losses	53.8	50.8
Interest expense	0.2	0.8
Total expenses	1,045.5	1,015.9
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$129.5	$106.3

Total revenues for the Fidelity National Title Group segment increased $52.8 million, or 4.7%, in the three months ended March 31, 2012 from the 2011 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended March 31,
		% of		% of
	2012	Total	2011	Total
	(Dollars in millions)
Title premiums from direct operations	$354.0	46.1%	$322.9	43.3%
Title premiums from agency operations	413.9	53.9	423.3	56.7
Total title premiums	$767.9	100.0%	$746.2	100.0%
Title insurance premiums increased 2.9% in the three months ended March 31, 2012, as compared to the 2011 period. The increase in the three-month period was made up of an increase in premiums from direct operations of $31.1 million, or 9.6%, and a decrease in premiums from agency operations of $9.4 million, or 2.2%.
The increase in title premiums from direct operations in the 2012 period was primarily due to an increase in closed order volumes and an increase in fee per file in 2012. In the first three months of 2012, mortgage interest rates were slightly lower than rates in the first three months of 2011, resulting in an increase in refinancing transactions. Closed order volumes were 409,500 in the three months ended March 31, 2012, compared with 370,800 in the three months ended March 31, 2011. The average fee per file in our direct operations was $1,398 in the three months ended March 31, 2012, compared to $1,371 in the three months ended March 31, 2011, with the increase reflecting a higher volume of commercial transactions, which typically have a higher fee per file, slightly offset by a small decrease in resale closings. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.

The decrease in title premiums from agency operations is primarily the result of a decrease in remitted and accrued agency premiums. The decrease from 2011 is due primarily to the modification of various agency agreements which resulted in a decrease to overall agency premiums but an increase in our retained premium including our move to an 80%/20% split in New York. Also contributing to the change is a significant decrease in business from one of our largest agents from 2011.

In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $18.7 million, or 14.0%, in the three months ended March 31, 2012 compared to the 2011 period, consistent with the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $25.7 million, or 13.5%, in the three months ended March 31, 2012 compared to the 2011 period. The increase is primarily due to increases in revenues at a division of our business that provides real estate valuation services, as well as various other increases in several of our other title related businesses.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2012	%	2011	%
	(Dollars in millions)
Agent premiums	$413.9	100.0%	$423.3	100.0%
Agent commissions	315.6	76.3%	327.7	77.4%
Net retained agent premiums	$98.3	23.7%	$95.6	22.6%
Net margin from agency title insurance premiums as a percentage of total agency premiums was 23.7% and 22.6% in the three-month periods ended March 31, 2012 and 2011, respectively. The increase in net margin is due primarily to the modification of various agency agreements since 2011 which resulted in an increase to our retained premium.
The provision for claim losses in the Fidelity National Title Group segment includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for title claim losses. The claim loss provision for title insurance was $53.8 million and $50.8 million for the three-month periods ended March 31, 2012 and 2011, and reflects an average provision rate of 7.0% of title premiums. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
  Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy. The corporate and other segment generated revenues of $14.9 million and $9.7 million in the three-month periods ended March 31, 2012 and 2011, respectively.
Other fees increased $4.7 million or 55.3% in the three months ended March 31, 2012 compared to the 2011 period. The increase in the three months ended March 31, 2012 is primarily due to the sale of a parcel of land and timber at our majority-owned affiliate Cascade Timberlands in the 2012 period.
Net realized gains totaled $1.1 million in the three-month period ended March 31, 2011. There were no net realized gains during the three month period ended March 31, 2012.
Personnel costs decreased $6.9 million in the three-month period ended March 31, 2012 compared to the 2011 period. The decrease in the the three months ended March 31, 2012 is primarily due to an accrual in 2011 relating to the success of our corporate cost savings initiative which ended in October of 2011.
This segment generated pretax losses of $23.9 million  and $29.2 million in the three-month periods ended March 31, 2012 and 2011, respectively. The decrease in pretax losses is due to the decrease in personnel costs in the 2012 period as discussed above.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, and dividends on our common stock. We paid dividends of $0.14 per share for the first quarter of 2012, or approximately $30.6 million. On April 24, 2012, our Board of Directors declared cash dividends of $0.14 per share, payable on June 29, 2012, to shareholders of record as of June 15, 2012. The Board of Directors currently intends to maintain the quarterly cash dividend of $0.14 per share for 2012. However, the declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.

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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2011, $2,203.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2012, our title subsidiaries could pay or make distributions to us of approximately $103.7 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.

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

Our cash flows used in operations for the three months ended March 31, 2012 and 2011 totaled $45.0 million and  $66.5 million, respectively.

Capital Expenditures. Total capital expenditures for property and equipment were $10.5 million and $8.9 million for the three-month periods ended March 31, 2012 and 2011, respectively. Total capital expenditures for software were $1.8 million and $3.3 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Financing. On April 10, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, with an extended maturity date of April 10, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3% of our net worth, as defined in the Revolving Credit Facility, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. During the quarter ending March 31, 2012, we borrowed $150.0 million under the Revolving Credit Facility to finance the O'Charley's tender offer. As of March 31, 2012, there was $250.0 million outstanding under the Revolving Credit Facility amended and restated as of March 5, 2010. This balance was repaid on April 10, 2012 and subsequently borrowed pursuant to the amended and restated Revolving Credit Facility dated April 10, 2012.

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

We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our Revolving Credit Facility.

In August 2011, we borrowed $200.0 million on our Revolving Credit Facility and subsequently repaid the remaining $165.6 million principal amount of our outstanding 7.30% notes due August 2011. Our outstanding debt also includes $236.4 million aggregate principal amount of our 5.25% notes due March 2013 and $299.8 million aggregate principal amount of our 6.60% notes due May 2017. The indenture governing the 5.25% notes also contains customary events of default. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $20 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

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

Contractual Obligations. See discussion of contractual obligations in "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our long-term contractual obligations during the quarter.

Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 15,378,512 shares for $221.7 million, or an average of $14.42 per share, and there are 4,621,488 shares available to be repurchased under the plan.

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

On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $53.1 million as of March 31, 2012.

Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of March 31, 2012 related to these arrangements.
Critical Accounting Policies
There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the following additional risk as a result of our acquisition of O'Charley's. See discussion of the acquisition of O'Charley's in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Our operations could be adversely affected by the results of our acquired restaurant operations due to the risks inherent in that segment.
Our acquired restaurant companies face certain risks which could negatively impact their results of operations. These risks include such things as the risks of continued unfavorable economic conditions, changing consumer preferences, unfavorable publicity, increasing food and labor costs, effectiveness of marketing campaigns, and the ability to compete successfully with other restaurants. If our restaurant companies are not able to respond effectively to one or more of these risks, it could have a material adverse impact on the results of operations of those businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the issuer during the quarter ended March 31, 2012.

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

Date:	April 27, 2012	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
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