Form 10-Q
period 2012-06-30
Fidelity National Financial, Inc.
filed 2012-07-27
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of June 30, 2012, there were 224,239,162 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2012

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2012 and December 31, 2011 includes $279.0 and $274.2, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,213.0	$3,200.2
Preferred stock available for sale, at fair value	122.8	71.4
Equity securities available for sale, at fair value	112.0	105.7
Investments in unconsolidated affiliates	512.0	546.5
Other long-term investments	96.5	77.5
Short-term investments	63.7	50.4
Total investments	4,120.0	4,051.7
Cash and cash equivalents, at June 30, 2012 and December 31, 2011 includes $305.4 and $161.3, respectively, of pledged cash related to secured trust deposits	908.5	665.7
Trade and notes receivables, net of allowance of $19.3 and $22.6, respectively, at June 30, 2012 and December 31, 2011	368.2	321.5
Goodwill	1,568.9	1,452.2
Prepaid expenses and other assets	461.7	653.6
Capitalized software, net	29.1	28.1
Other intangible assets, net	229.3	130.7
Title plants	386.6	386.7
Property and equipment, net	440.7	166.1
Income taxes receivable	—	5.8
Total assets	$8,513.0	$7,862.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$857.3	$857.1
Accounts payable to related parties	4.3	5.6
Notes payable	952.4	915.8
Reserve for title claim losses	1,868.9	1,912.8
Secured trust deposits	561.7	419.9
Income taxes payable	16.4	—
Deferred tax liability	199.2	95.0
Total liabilities	4,460.2	4,206.2
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2012 and December 31, 2011; issued 258,567,562 as of June 30, 2012 and 254,868,454 as of December 31, 2011	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,866.0	3,798.6
Retained earnings	532.3	373.4
Accumulated other comprehensive earnings (loss)	8.0	(7.1)
Less: treasury stock, 34,328,400 shares and 34,190,969 shares as of June 30, 2012 and December 31, 2011, respectively, at cost	(534.8)	(532.2)
Total Fidelity National Financial, Inc. shareholders’ equity	3,871.5	3,632.7
Noncontrolling interests	181.3	23.2
Total equity	4,052.8	3,655.9
Total liabilities and equity	$8,513.0	$7,862.1
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$427.5	$357.2	$781.5	$680.1
Agency title insurance premiums	518.5	484.7	932.4	908.0
Escrow, title related and other fees	434.9	353.8	816.5	686.3
Restaurant revenue	252.9	—	252.9	—
Interest and investment income	37.0	37.3	73.4	71.0
Realized gains and losses, net	66.1	0.7	70.1	20.2
Total revenues	1,736.9	1,233.7	2,926.8	2,365.6
Expenses:
Personnel costs	450.0	389.2	857.6	772.8
Agent commissions	395.9	379.1	711.5	706.8
Other operating expenses	334.3	266.6	609.5	525.3
Cost of restaurant revenue	215.4	—	215.4	—
Depreciation and amortization	25.9	18.4	42.9	38.1
Provision for title claim losses	77.0	57.4	130.8	108.2
Interest expense	15.4	13.8	30.5	28.1
Total expenses	1,513.9	1,124.5	2,598.2	2,179.3
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	223.0	109.2	328.6	186.3
Income tax expense	81.3	40.4	118.2	68.4
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	141.7	68.8	210.4	117.9
Equity in earnings of unconsolidated affiliates	2.0	12.6	7.8	4.0
Net earnings from continuing operations	143.7	81.4	218.2	121.9
Net earnings from discontinued operations, net of tax	3.2	1.6	5.9	5.2
Net earnings	146.9	83.0	224.1	127.1
Less: Net (losses) earnings attributable to noncontrolling interests	(0.1)	3.0	2.7	4.6
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$147.0	$80.0	$221.4	$122.5
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.66	$0.35	$0.98	$0.54
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.01	0.01	0.03	0.02
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.67	$0.36	$1.01	$0.56
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.64	$0.35	$0.96	$0.53
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.01	0.01	0.03	0.02
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.65	$0.36	$0.99	$0.55

Weighted average shares outstanding, basic basis	220.5	220.7	219.6	220.7
Weighted average shares outstanding, diluted basis	225.4	224.5	224.3	224.0
Cash dividends paid per share	$0.14	$0.12	$0.28	$0.24
Amounts attributable to Fidelity National Financial, Inc., common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$143.8	$78.4	$215.5	$117.3
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	3.2	1.6	5.9	5.2
Basic and diluted net earnings attributable to FNF common shareholders	$147.0	$80.0	$221.4	$122.5
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net earnings	$146.9	$83.0	$224.1	$127.1
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(2.5)	16.2	24.9	13.9
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(2.3)	4.0	(1.9)	10.1
Unrealized (loss) gain on foreign currency translation (3)	(1.6)	0.4	(0.6)	1.0
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(6.1)	(3.7)	(7.3)	(14.8)
Other comprehensive (loss) earnings	(12.5)	16.9	15.1	10.2
Comprehensive earnings	134.4	99.9	239.2	137.3
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(0.1)	3.0	2.7	4.6
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$134.5	$96.9	$236.5	$132.7
_______________________________________

(1)
Net of income tax (benefit) expense of $(1.5) million and $9.9 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $14.6 million and $8.5 million for the six-month periods ended June 30, 2012 and 2011, respectively.

(2)
Net of income tax (benefit) expense of $(1.4) million and $2.5 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $(1.2) million and $6.2 million for the six-month periods ended June 30, 2012 and 2011, respectively.

(3)
Net of income tax (benefit) expense of $(0.9) million and $0.2 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $(0.2) million and less than $0.6 million for the six-month periods ended June 30, 2012 and 2011, respectively.

(4)
Net of income tax expense of $3.5 million and $2.3 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $4.3 million and $9.1 million for the six-month periods ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2011	254.9	$—	$3,798.6	$373.4	$(7.1)	34.2	$(532.2)	$23.2	$3,655.9
Acquisition of O'Charley's	—	—	0.4	—	—	—	—	—	0.4
Exercise of stock options	3.7	—	51.1	—	—	—	—	—	51.1
Treasury stock repurchased	—	—	—	—	—	0.1	(2.6)	—	(2.6)
Tax benefit associated with the exercise of stock options	—	—	4.7	—	—	—	—	—	4.7
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	17.6	—	—	—	17.6
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(1.9)	—	—	—	(1.9)
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(0.6)	—	—	—	(0.6)
Stock-based compensation	—	—	11.2	—	—	—	—	—	11.2
Dividends declared	—	—	—	(62.5)	—	—	—	—	(62.5)
Consolidation of previous minority-owned subsidiary	—	—	—	—	—	—	—	160.7	160.7
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5.3)	(5.3)
Net earnings	—	—	—	221.4	—	—	—	2.7	224.1
Balance, June 30, 2012	258.6	$—	$3,866.0	$532.3	$8.0	34.3	$(534.8)	$181.3	$4,052.8

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings	$224.1	$127.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.0	39.8
Equity in earnings of unconsolidated affiliates	(7.8)	(4.0)
Gain on sales of investments and other assets, net	(7.9)	(21.8)
Gain on consolidation of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC	(71.4)	—
Stock-based compensation cost	11.2	13.2
Tax benefit associated with the exercise of stock options	(4.7)	—
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments, and secured trust deposits	(7.0)	(3.2)
Net (increase) decrease in trade receivables	(36.5)	11.5
Net decrease in prepaid expenses and other assets	(13.1)	3.5
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(17.3)	(120.0)
Net decrease in reserve for title claim losses	(37.6)	(117.9)
Net change in income taxes	117.5	58.7
Net cash provided by (used in) operating activities	192.5	(13.1)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	257.1	426.5
Proceeds from sale of Sedgwick CMS	—	32.0
Proceeds from calls and maturities of investment securities available for sale	158.0	297.4
Proceeds from sale of other assets	2.3	3.8
Cash received as collateral on loaned securities, net	0.9	0.7
Additions to property and equipment	(26.6)	(17.4)
Additions to capitalized software	(3.1)	(4.1)
Purchases of investment securities available for sale	(470.5)	(762.2)
Net (purchases of) proceeds from short-term investment securities	(13.3)	66.4
Contributions to investments in unconsolidated affiliates	—	(26.0)
Distributions from unconsolidated affiliates	3.0	0.9
Net other investing activities	—	(5.0)
Acquisition of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	(122.2)	—
Proceeds from sale of personal lines insurance business	119.0	—
Other acquisitions/disposals of businesses, net of cash acquired	(14.6)	(0.3)
Net cash (used in) provided by investing activities	(110.0)	12.7
Cash flows from financing activities:
Borrowings	235.0	—
Debt service payments	(200.0)	(0.3)
Dividends paid	(61.5)	(53.0)
Subsidiary dividends paid to noncontrolling interest shareholders	(5.3)	(1.0)
Exercise of stock options	51.1	3.3
Debt issuance costs	(5.2)	—
Tax benefit associated with the exercise of stock options	4.7	—
Purchases of treasury stock	(2.6)	(11.2)
Net cash provided by (used in) financing activities	16.2	(62.2)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	98.7	(62.6)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	504.4	434.6
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$603.1	$372.0
Supplemental cash flow information:
Income taxes paid	$6.6	$13.5
Interest paid	$26.0	$26.2
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
Certain reclassifications have been made in the 2011 Condensed Consolidated Financial Statements to conform to classifications used in 2012. In addition, we have corrected an immaterial prior period error in the Statement of Cash Flows. The correction was between cash flows from operating activities and cash flows from investing activities for the six months ended June 30, 2011 and resulted in a decrease in cash used in operating activities and an increase in cash provided by investing activities of $22.3 million. There was no impact on our other Condensed Consolidated Financial Statements presented.
Description of Business
We are a leading provider of title insurance, mortgage services and restaurant and other diversified services. FNF is the nation's largest title insurance company. Through our title insurance underwriters, Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title, we collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. In addition, among other operations, FNF owns minority interests in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions and Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $119.0 million. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $20.9 million and $43.1 million for the three months ending June 30, 2012 and 2011, respectively, and $57.1 million and $85.0 million for the six months ending June 30, 2012 and 2011, respectively. Pre-tax earnings (losses) from the at-risk insurance business included in discontinued operations are $6.4 million and $(8.2) million for the three months ending June 30, 2012 and 2011, respectively, and $10.4 million and $(8.0) million for the six months ending June 30, 2012 and 2011, respectively.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note included in Trade and Notes Receivable on the Condensed Consolidated Balance Sheet as of June 30, 2012. The seller note has an 8.0% annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing on April 30, 2013. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations were $47.7 million and $82.1 million for the three and six months ending June 30, 2011, respectively. Pre-tax earnings from the flood business included in discontinued operations were $9.0 million and $14.0 million for the three and six months ended June 30, 2011, respectively.
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
A summary of the agreements that were in effect with FIS through June 30, 2012, is as follows:

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

•	Real estate management and lease agreements. Included in our revenues are amounts received related to leases or subleases of certain office space and furnishings to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	(In millions)
Corporate services and cost-sharing revenue	$1.2	$1.3	$2.4	$2.4
Data processing expense	(7.6)	(9.1)	(16.6)	(18.5)
Net expense	$(6.4)	$(7.8)	$(14.2)	$(16.1)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $4.3 million as of June 30, 2012 and $5.6 million as of December 31, 2011.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $54.7 million and $42.6 million as of June 30, 2012 and December 31, 2011, respectively.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $51.6 million and $23.6 million as of June 30, 2012 and December 31, 2011, respectively.

Note B — Acquisitions
Acquisition of O'Charley's Inc. and Merger with ABRH
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.

On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of June 30, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 222 company-owned restaurants in the legacy ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH, prior to the merger was $37.0 million and was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in equity securities available for sale on the Condensed Consolidated Balance Sheets. We have consolidated the operations of ABRH, with the O'Charley's group of companies, beginning on May 11, 2012. Restaurant revenue on the Condensed Consolidated Statements of Earnings consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts.

The total purchase price has been initially allocated to the restaurant group assets acquired and liabilities assumed based on our best estimates of the fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. In the case of ABRH, goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. A realized gain of $65.8 million was recognized in the three months ending June 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of ABRH at the date of consolidation. In regards to O'Charley's, a realized gain of $6.7 million was recognized in the three months ending June 30, 2012 for the difference in the basis of our existing holdings in O'Charley's common stock and the fair value of O'Charley's at the date of consolidation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The initial purchase price is as follows (in millions):

Fair value of our investment in O'Charley's and ABRH prior to consolidation	$123.3
Net cash paid for majority ownership in O'Charley's and ABRH	122.2
$245.5

The purchase price has been initially allocated to the O'Charley's and ABRH assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition dates. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as we complete our valuation process over property and equipment, other intangible assets, deferred taxes and goodwill, which we expect to have substantially complete by the end of the third quarter of 2012. The initial purchase price allocation is as follows (in millions):

Trade and notes receivables, net of allowance for doubtful accounts	$11.3
Prepaid expenses and other assets	79.9
Property and equipment	283.2
Other intangible assets	98.4
Goodwill	106.9
Total assets	579.7
Total liabilities	173.5
Net assets acquired	406.2
Less: noncontrolling interest	(160.7)
$245.5

For comparative purposes, selected unaudited pro forma consolidated results of operations of FNF for the three months and six months ending June 30, 2012 and 2011 are presented below. Pro forma results presented assume the consolidation of ABRH and O'Charley's occurred as of the beginning of each respective period. Amounts reflect our 55% ownership interest in the two companies and were adjusted to exclude transaction costs related to the acquisition of O'Charley's and merger with ABRH and earnings attributable to our prior investment in ABRH.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Total revenues	$1,700.4	$1,523.2	$3,288.5	$3,044.8
Net earnings attributable to FNF common shareholders	106.5	80.2	185.3	122.6

Acquisition of J. Alexander's Corporation
On June 25, 2012, we entered into a definitive agreement to merge J. Alexander's Corporation ("J. Alexander's") with ABRH in a transaction which values the equity of J. Alexander's at approximately $72.0 million. In addition to approvals by the J. Alexander's shareholders, the consummation of the transaction is subject to certain closing conditions. The transaction is targeted to close in the fourth quarter of 2012. J. Alexander's Corporation operates 33 J. Alexander's restaurants in 13 states.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the computation of basic and diluted earnings per share:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$143.8	$78.4	$215.5	$117.3
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	3.2	1.6	5.9	5.2
Basic and diluted net earnings attributable to FNF common shareholders	$147.0	$80.0	$221.4	$122.5

Weighted average shares outstanding during the period, basic basis	220.5	220.7	219.6	220.7
Plus: Common stock equivalent shares assumed from conversion of options	4.9	3.8	4.7	3.3
Weighted average shares outstanding during the period, diluted basis	225.4	224.5	224.3	224.0

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.66	$0.35	$0.98	$0.54
Basic net earnings per share from discontinued operations attributable to FNF common shareholders	0.01	0.01	0.03	0.02
Basic earnings per share attributable to FNF common shareholders	$0.67	$0.36	$1.01	$0.56

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.64	$0.35	$0.96	$0.53
Diluted net earnings per share from discontinued operations attributable to FNF common shareholders	0.01	0.01	0.03	0.02
Diluted earnings per share attributable to FNF common shareholders	$0.65	$0.36	$0.99	$0.55
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 3.1 million shares and 7.5 million shares for the three months ended June 30, 2012 and 2011, respectively, and 3.3 million shares and 8.6 million shares for the six months ended June 30, 2012 and 2011, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note D — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$154.6	$—	$154.6
State and political subdivisions	—	1,297.9	—	1,297.9
Corporate debt securities	—	1,544.0	—	1,544.0
Mortgage-backed/asset-backed securities	—	170.7	—	170.7
Foreign government bonds	—	45.8	—	45.8
Preferred stock available for sale	42.6	80.2	—	122.8
Equity securities available for sale	112.0	—	—	112.0
Other long-term investments	—	—	39.2	39.2
Total	$154.6	$3,293.2	$39.2	$3,487.0

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale (1):
U.S. government and agencies	$—	$174.6	$—	$174.6
State and political subdivisions	—	1,439.5	—	1,439.5
Corporate debt securities	—	1,569.1	—	1,569.1
Mortgage-backed/asset-backed securities	—	226.7	—	226.7
Foreign government bonds	—	47.1	—	47.1
Preferred stock available for sale (2)	14.2	71.4	—	85.6
Equity securities available for sale	105.7	—	—	105.7
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1
_________________________
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
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $39.2 million at June 30, 2012 and a par value of $37.5 million and fair value of $40.8 million at December 31, 2011. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of June 30, 2012.
The following table presents the changes in our investments that are classified as Level 3 for the period ended June 30, 2012 (in millions):

Balance, December 31, 2011	$40.8
Net realized loss	(1.6)
Balance, June 30, 2012	$39.2
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note E. Additional information regarding the fair value of our notes payable is included in Note F.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note E — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$154.6	$144.3	$10.3	$—	$154.6
State and political subdivisions	1,297.9	1,233.5	64.5	(0.1)	1,297.9
Corporate debt securities	1,544.0	1,506.0	58.9	(20.9)	1,544.0
Foreign government bonds	45.8	44.4	1.4	—	45.8
Mortgage-backed/asset-backed securities	170.7	161.3	9.4	—	170.7
Preferred stock available for sale	122.8	118.6	4.8	(0.6)	122.8
Equity securities available for sale	112.0	75.3	38.6	(1.9)	112.0
Total	$3,447.8	$3,283.4	$187.9	$(23.5)	$3,447.8

	December 31, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$159.1	$148.2	$10.9	$—	$159.1
State and political subdivisions	1,330.1	1,266.1	64.1	(0.1)	1,330.1
Corporate debt securities	1,463.4	1,442.7	48.3	(27.6)	1,463.4
Foreign government bonds	46.0	44.2	1.8	—	46.0
Mortgage-backed/asset-backed securities	201.6	191.8	9.8	—	201.6
Preferred stock available for sale	71.4	74.8	0.4	(3.8)	71.4
Equity securities available for sale	105.7	83.2	25.5	(3.0)	105.7
Total	$3,377.3	$3,251.0	$160.8	$(34.5)	$3,377.3
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2012:

	June 30, 2012
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$351.9	11.4%	$355.6	11.1%
After one year through five years	1,510.5	48.9	1,564.9	48.7
After five years through ten years	1,034.0	33.5	1,088.9	33.9
After ten years	31.8	1.0	32.9	1.0
Mortgage-backed/asset-backed securities	161.3	5.2	170.7	5.3
Total	$3,089.5	100.0%	$3,213.0	100.0%
Subject to call	$1,483.8	48.0%	$1,528.5	47.6%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,098.5 million and $1,126.8 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of June 30, 2012.
The balance of equity securities includes an investment in FIS stock. The fair value of our investment in the FIS stock was $54.7 million and $42.6 million at June 30, 2012 and December 31, 2011, respectively.
Included in our other long-term investments are various cost-method investments and fixed maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see Note D) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $39.2 million and $40.8 million as of June 30, 2012 and December 31, 2011, respectively; and we recorded a net loss of $2.2 million and $1.6 million related to the structured notes in the three-month and six-month periods ended June 30, 2012, respectively, and recorded a net (loss) gain of $(0.9) million and $2.2 million in the three-month and six-month periods ended June 30, 2011, respectively.
    Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, were as follows (in millions):

June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$9.3	$(0.1)	$—	$—	$9.3	$(0.1)
Corporate debt securities	195.8	(14.5)	35.2	(6.4)	231.0	(20.9)
Preferred stock available for sale	—	—	9.8	(0.6)	9.8	(0.6)
Equity securities available for sale	7.4	(1.9)	—	—	7.4	(1.9)
Total temporarily impaired securities	$212.5	$(16.5)	$45.0	$(7.0)	$257.5	$(23.5)

December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$10.6	$(0.1)	$—	$—	$10.6	$(0.1)
Corporate debt securities	339.0	(26.6)	7.3	(1.0)	346.3	(27.6)
Preferred stock available for sale	52.9	(3.8)	—	—	52.9	(3.8)
Equity securities available for sale	16.1	(3.0)	—	—	16.1	(3.0)
Total temporarily impaired securities	$418.6	$(33.5)	$7.3	$(1.0)	$425.9	$(34.5)
During the three-month and six-month periods ended June 30, 2012, we determined that no investments in our portfolio were considered other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of June 30, 2012 , we held $5.1 million of fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month and six-month periods ending June 30, 2012 and 2011, respectively:

	Three months ended June 30, 2012				Six months ended June 30, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$2.7	$(0.1)	$2.6	$163.6	$4.9	$(0.1)	$4.8	$409.9
Preferred stock available for sale	0.2	—	0.2	5.2	0.2	—	0.2	5.2
Other long-term investments			(2.2)	—			(1.9)	—
Gain on consolidation of O'Charley's and ABRH			72.5	—			72.5	—
Other assets			(7.0)	—			(5.5)	2.3
Total			$66.1	$168.8			$70.1	$417.4

	Three months ended June 30, 2011				Six months ended June 30, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$5.2	$(0.4)	$4.8	$296.8	$21.1	$(0.6)	$20.5	$686.6
Preferred stock available for sale	0.1	(0.1)	—	16.0	0.1	(0.1)	—	21.0
Equity securities available for sale	—	—	—	—	1.9	—	1.9	16.3
Other long-term investments			(0.9)	32.0			2.2	32.0
Other assets			(3.2)	2.1			(4.4)	3.8
Total			$0.7	$346.9			$20.2	$759.7
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2012 and December 31, 2011, investments in unconsolidated affiliates consisted of the following (in millions):

	Current Ownership	June 30, 2012	December 31, 2011
Ceridian	33%	$350.9	$352.8
Remy	46%	142.6	141.8
Other	Various	18.5	51.9
Total		$512.0	$546.5
In addition to our equity method investment in Remy, we held $28.8 million and $29.7 million in par value of a Remy term loan as of June 30, 2012 and December 31, 2011, respectively. The fair value of the term loan was $28.8 million and $29.3 million as of June 30, 2012 and December 31, 2011, respectively, and is included in our fixed maturity securities available for sale.
We account for our equity in Ceridian and Remy on a three-month and one-month lag, respectively. Accordingly, our net earnings for the three-month and six-month periods ended June 30, 2012, include our equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2012, and our net earnings for the three-month and six-month periods ended June 30, 2011, include our equity in Ceridian’s earnings for the three-month and six-month periods ended March 31, 2011. Our net earnings for the three-month and six-month periods ended June 30, 2012, include our equity in Remy's earnings for the three-month and six-month periods ended May 31, 2012, and our net earnings for the three-month and six-month periods ended June 30, 2011, include our equity in Remy's earnings for the three-month and six-month periods ended May 31, 2011. During the three-

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

month periods ended June 30, 2012 and 2011, we recorded an aggregate of $0.7 million and $11.3 million, respectively, in equity in earnings and $3.4 million and $1.4 million, respectively, for the six-month periods ended June 30, 2012 and 2011 of Ceridian and Remy. Equity in earnings of other unconsolidated affiliates was $1.3 million for each of the three-month periods ended June 30, 2012 and 2011, and $4.4 million and $2.6 million for the six-month periods ended June 30, 2012 and 2011, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our condensed consolidated financial statements is presented below.

	March 31, 2012	September 30, 2011
	(In millions)	(In millions)
Total current assets	$1,250.6	$1,154.0
Goodwill and other intangible assets, net	4,551.0	4,577.6
Other assets	6,570.0	4,259.6
Total assets	$12,371.6	$9,991.2
Current liabilities	$980.4	$892.0
Long-term obligations, less current portion	3,441.8	3,451.4
Other long-term liabilities	6,875.0	4,566.0
Total liabilities	11,297.2	8,909.4
Equity	1,074.4	1,081.8
Total liabilities and equity	$12,371.6	$9,991.2

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(In millions)
Total revenues	$368.1	$377.7	$767.2	$771.5
Loss before income taxes	(9.3)	(14.0)	(32.4)	(18.8)
Net loss	(7.2)	(10.5)	(29.1)	(10.4)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note F — Notes Payable
Notes payable consists of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	$280.8	$279.5
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.8
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	236.5	236.4
Revolving Credit Facility, unsecured, unused portion of $750.0 at June 30, 2012, due April 2016 with interest payable monthly at LIBOR + 1.45% (1.69% at June 30, 2012)	50.0	100.0
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.50% (3.74% at June 30, 2012), due May 31, 2017	85.0	—
Other	0.3	0.1
	$952.4	$915.8

At June 30, 2012, the fair value of our long-term debt was $999.4 million and the carrying amount was $952.4 million. The fair value of our unsecured notes payable was $862.2 million as of June 30, 2012, based on established market prices for the securities on June 30, 2012 and are considered Level 2 financial liabilities. The fair value of our Revolving Credit Facility is $51.9 million, estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements and is considered a Level 3 financial liability. The fair value of our Restaurant Group Term Loan is $85.0 million, estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing arrangements and is considered a Level 3 financial liability.

On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85.0 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5.0 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (a) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2.0 million or more related to their indebtedness and such default (1) occurs at the final maturity of the obligations thereunder or (2) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (b) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of June 30, 2012, the balance of the term loan was $85.0 million and there was no balance in the revolving loan.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate.

Principal maturities of notes payable at June 30, 2012, are as follows (in millions):

2012	$3.5
2013	243.9
2014	8.5
2015	8.5
2016	58.5
Thereafter	629.5
$952.4

Note G — Commitments and Contingencies

Legal and Regulatory Contingencies

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our title operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our insurance operations. We believe that no actions, other than the matter discussed below, depart from customary litigation incidental to our insurance business.

Our restaurant group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. None of the amounts we have currently recorded is considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

On November 24, 2010, plaintiffs filed a purported class action in the United States District Court, Northern District of California, Oakland Division titled Vivian Hays, et al. vs. Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation. Plaintiffs seek to represent a class of all persons who deposited their exchange funds with LandAmerica 1031 Exchange Service (“LES”) and were not able to use them in their contemplated exchanges due to the alleged illiquidity of LES caused by the collapse of the auction rate security market in early 2008. Plaintiffs allege Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation (which was merged into Fidelity National Title Insurance Company) knew of the problems at LES and had an obligation of disclosure to exchangers, but did not disclose and instead recommended exchangers use LES in order to fund prior exchangers' transactions with money from new exchangers. In the initial complaint, plaintiffs sued our subsidiaries Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation for negligence, breach of fiduciary duty, constructive fraud and aiding and abetting LES. Plaintiffs ask for compensatory and punitive damages, prejudgment interest and reasonable attorney's fees. On March 29, 2012, the LES liquidation trust, the LFG liquidation trust, the Companies affiliated with FNF and certain underwriters at Lloyd's of London entered into a Settlement Agreement and Release (the “Settlement”). The Settlement contemplates an $11.0 million payment being made by the Companies to settle the purported class action; $3.2 million of which will be paid by the Lloyd's of London underwriters. Class counsel and the Companies' counsel have finalized a Class Settlement Agreement and it has been fully executed.  A “Motion for Preliminary Approval" of the settlement agreement was approved on July 6, 2012. Class counsel and the companies' counsel have requested a final fairness hearing on November 12, 2012. We anticipate that this matter will be resolved by the fourth quarter of 2012. If the Settlement is not approved, we intend to continue to vigorously defend the action.

From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay fines or claims or take other actions.

Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Condensed Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $5.8 billion at December 31, 2011.
Operating Leases
Future minimum lease payments are as follows (in millions):

2012 remaining	$94.4
2013	158.0
2014	129.7
2015	101.6
2016	148.8
Thereafter	390.0
Total future minimum operating lease payments	$1,022.5

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 30, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Purchase Obligations
The restaurant group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we used the existing market prices at June 30, 2012 to determine the amount of the obligation.
Purchase obligations of the restaurant group as of June 30, 2012 are as follows (in millions):

2012 remaining	$135.9
2013	153.6
2014	93.7
2015	72.4
2016	6.3
Thereafter	—
Total	$461.9
Note H — Dividends
On July 16, 2012, our Board of Directors declared cash dividends of $0.14 per share, payable on September 28, 2012, to shareholders of record as of September 14, 2012.

Note I — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. As a result of the close on the sale of the flood insurance business in October 2011 and the close on the sale of our at-risk insurance business in May 2012, we reorganized our reporting segments to reflect the disposition of these businesses and the realignment of the remaining specialty businesses. As a result of combining O'Charley's with our investment in ABRH, which increased our ownership of ABRH to 55%, we have consolidated the operations of ABRH, including the O'Charley's group of companies, and added the restaurant group reporting segment. Restaurant group results include the results of operations of O'Charley's beginning April 9, 2012 and ABRH beginning May 11, 2012. Prior period segment information has been restated to conform to the current segment presentation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the three months ended June 30, 2012:

	Fidelity National	Restaurant	Corporate
	Title Group	Group	and Other	Total
	(In millions)
Title premiums	$946.0	$—	$—	$946.0
Other revenues	419.7	—	15.2	434.9
Restaurant sales	—	252.9	—	252.9
Revenues from external customers	1,365.7	252.9	15.2	1,633.8
Interest and investment income, including net realized gains and losses	35.9	71.4	(4.2)	103.1
Total revenues	1,401.6	324.3	11.0	1,736.9
Depreciation and amortization	15.8	9.3	0.8	25.9
Interest expense	0.1	0.8	14.5	15.4
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	192.1	62.7	(31.8)	223.0
Income tax expense (benefit)	70.5	22.6	(11.8)	81.3
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	121.6	40.1	(20.0)	141.7
Equity in earnings of unconsolidated affiliates	0.3	1.0	0.7	2.0
Earnings (loss) from continuing operations	$121.9	$41.1	$(19.3)	$143.7
Assets	$6,888.4	$670.8	$953.8	$8,513.0
Goodwill	1,443.2	106.9	18.8	1,568.9
As of and for the three months ended June 30, 2011:

	Fidelity National	Restaurant	Corporate
	Title Group	Group	and Other	Total
	(In millions)
Title premiums	$841.9	$—	$—	$841.9
Other revenues	340.5	—	13.3	353.8
Revenues from external customers	1,182.4	—	13.3	1,195.7
Interest and investment income, including realized gains and losses	39.5	—	(1.5)	38.0
Total revenues	1,221.9	—	11.8	1,233.7
Depreciation and amortization	17.6	—	0.8	18.4
Interest expense	—	—	13.8	13.8
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	143.7	—	(34.5)	109.2
Income tax expense (benefit)	51.9	—	(11.5)	40.4
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	91.8	—	(23.0)	68.8
Equity in earnings (loss) of unconsolidated affiliates	1.6	(0.4)	11.4	12.6
Earnings (loss) from continuing operations	$93.4	$(0.4)	$(11.6)	$81.4
Assets	$6,704.3	$31.0	$1,100.0	$7,835.3
Goodwill	1,431.5	—	41.1	1,472.6

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the six months ended June 30, 2012:

	Fidelity National	Restaurant	Corporate
	Title Group	Group	and Other	Total
	(In millions)
Title premiums	$1,713.9	$—	$—	$1,713.9
Other revenues	788.1	—	28.4	816.5
Restaurant sales	—	252.9	—	252.9
Revenues from external customers	2,502.0	252.9	28.4	2,783.3
Interest and investment income, including realized gains and losses	74.6	71.4	(2.5)	143.5
Total revenues	2,576.6	324.3	25.9	2,926.8
Depreciation and amortization	32.1	9.3	1.5	42.9
Interest expense	0.3	0.8	29.4	30.5
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	321.6	62.7	(55.7)	328.6
Income tax expense (benefit)	115.9	22.6	(20.3)	118.2
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	205.7	40.1	(35.4)	210.4
Equity in earnings of unconsolidated affiliates	1.9	2.4	3.5	7.8
Earnings (loss) from continuing operations	$207.6	$42.5	$(31.9)	$218.2
Assets	$6,888.4	$670.8	$953.8	$8,513.0
Goodwill	1,443.2	106.9	18.8	1,568.9
As of and for the six months ended June 30, 2011:

	Fidelity National	Restaurant	Corporate
	Title Group	Group	and Other	Total
	(In millions)
Title premiums	$1,588.1	$—	$—	$1,588.1
Other revenues	664.5	—	21.8	686.3
Revenues from external customers	2,252.6	—	21.8	2,274.4
Interest and investment income, including realized gains and losses	91.5	—	(0.3)	91.2
Total revenues	2,344.1	—	21.5	2,365.6
Depreciation and amortization	36.6	—	1.5	38.1
Interest expense	0.8	—	27.3	28.1
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	250.0	—	(63.7)	186.3
Income tax expense (benefit)	89.9	—	(21.5)	68.4
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	160.1	—	(42.2)	117.9
Equity in earnings (loss) of unconsolidated affiliates	2.6	(0.1)	1.5	4.0
Earnings (loss) from continuing operations	$162.7	$(0.1)	$(40.7)	$121.9
Assets	$6,704.3	$31.0	$1,100.0	$7,835.3
Goodwill	1,431.5	—	41.1	1,472.6

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
Restaurant Group
The restaurant group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy.

Note J — Subsequent Event

Missouri Title Certificate Case

Chicago Title Insurance Company ("CTIC") was sued in a Missouri State Court by Abengoa, a multinational bioenergy corporation, for an alleged failure to identify all property owners within a certain radius of Abengoa' s site for its proposed new ethanol plant. Abengoa claimed the owners required to be notified for rezoning the plant site were not notified causing a delay in rezoning that resulted in more than $48.4 million in lost profits and other damages. CTIC argued the certificate that identified the owners limited damages to the cost of the certificate, which was $500, that Abengoa could not show lost profits, and that Abengoa could only sue for breach of contract, not negligence. The court did not permit the jury to hear the damage limitation evidence, and ruled Abengoa could sue for negligence. On July 14, 2011 the jury returned a verdict and the court entered judgment against CTIC for approximately $48.4 million on a count of negligence. CTIC believed its defenses were meritorious, and filed post-trial motions and appeal. On July 17, 2012, the Missouri Court of Appeals, in an unpublished opinion, affirmed the previous judgment against CTIC. We will file a motion for rehearing with the appeals court and an application for transfer to the Missouri Supreme Court by August 1, 2012. As this matter is related to a title claim, we have reserved for the claim loss under our approximate $1.9 billion provision for title claim losses. Any loss in excess of a maximum retention of $10 million would be covered under our reinsurance treaty and we have provided notice to our reinsurers of the claim as well as recorded a reinsurance recoverable, which is included in prepaid and other assets in on our Condensed Consolidated Balance Sheet as of June 30, 2012. Due to the size of this matter, it could have an adverse effect on our cash flows in a particular period.

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
Overview
We are a leading provider of title insurance, mortgage services and restaurant and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. FNF also holds a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. In addition, among other operations, FNF owns minority interests in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions and Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

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

•
Restaurant Group. The restaurant group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy.

Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of June 30, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 222 company-owned restaurants in the legacy ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH prior to the merger of $37.2 million was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in equity securities available for sale on the Condensed Consolidated Balance Sheets. We have consolidated the operations of ABRH, including the O'Charley's group of companies, beginning on May 11, 2012.
Acquisition of J. Alexander's Corporation
On June 25, 2012, we entered into a definitive agreement to merge J. Alexander's Corporation ("J. Alexander's") with ABRH in a transaction which values the equity of J. Alexander's at approximately $72.0 million. In addition to approvals by the J. Alexander's shareholders, the consummation of the transactions is subject to certain closing conditions. The transaction is targeted to close in the fourth quarter of 2012. J. Alexander's Corporation operates 33 J. Alexander's restaurants in 13 states.
Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $119.0 million. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $20.9 million and $43.1 million for the three months ending June 30, 2012 and 2011, respectively, and $57.1 million and $85.0 million for the six months ending June 30, 2012 and 2011, respectively. Pre-tax earnings (losses) from the at-risk insurance business included in discontinued operations are $6.4 million and $(7.8) million for the three months ending June 30, 2012 and 2011, respectively, and $10.4 million and $(8.0) million for the six months ending June 30, 2012 and 2011, respectively.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note included in Trade and Notes Receivable on the Condensed Consolidated Balance Sheet as of June 30, 2012. The seller note has an 8.0% annual interest coupon, with interest payable quarterly and principal payable in full eighteen months subsequent to closing on April 30, 2013. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations were $47.7 million and $82.1 million for the three and six months ending June 30, 2011, respectively. Pre-tax earnings from the flood business included in discontinued operations were $9.0 million and $14.0 million for the three and six months ended June 30, 2011, respectively.
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
According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.3 trillion, $1.6 trillion and $2.0 trillion in 2011, 2010 and 2009, respectively. As of June 12 , 2012, the MBA’s Mortgage Finance Forecast estimates an approximately $1.3 trillion mortgage origination market for 2012.
Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level through at least 2014. Mortgage interest rates remained at historically low levels throughout 2011 and continued

to decrease in the first six months of 2012.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program has had a positive impact on the volume of our refinance orders during the second quarter of 2012. We are uncertain to what degree the modified HARP program may affect our results in the future.
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
On February 9, 2012, federal officials, state attorneys general and representatives of Bank of America, JP Morgan Chase, Wells Fargo, Citigroup and Ally Financial agreed to a $25 billion settlement of federal and state investigations into the foreclosure practices of banks and other mortgage servicers from September 2008 to December 2011. Under the settlement, approximately one million underwater borrowers will have their mortgages reduced by lenders and 300,000 homeowners will be able to refinance their homes at lower interest rates. We are uncertain to what degree these initiatives have affected our results or may affect our results in the future.
In addition to state-level regulation, our title insurance business is subject to regulation by federal agencies, including the newly formed Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director. The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development. We cannot be certain what impact, if any, the CFPB will have on our title insurance business.
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
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file, which we believe was due, in part, to a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and 2011 and in the first six months of 2012, we have experienced an increase in fee per file and in the volume of commercial transactions, which may indicate an improvement in availability of financing in the commercial markets.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The three most significant commodities that may affect our cost of food and beverage are beef, seafood, and poultry which accounted for almost 50 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in subsequent quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and becomes effective in 2014. We are continuing to assess the impact of the Affordable Care Act on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have a material adverse affect on our results of operations in the future. The Affordable Care Act is likely to similarly affect the restaurant industry in general.  Additionally, our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$427.5	$357.2	$781.5	$680.1
Agency title insurance premiums	518.5	484.7	932.4	908.0
Escrow, title-related and other fees	434.9	353.8	816.5	686.3
Restaurant revenue	252.9	—	252.9	—
Interest and investment income	37.0	37.3	73.4	71.0
Realized gains and losses, net	66.1	0.7	70.1	20.2
Total revenues	1,736.9	1,233.7	2,926.8	2,365.6
Expenses:
Personnel costs	450.0	389.2	857.6	772.8
Agent commissions	395.9	379.1	711.5	706.8
Other operating expenses	334.3	266.6	609.5	525.3
Cost of restaurant revenue	215.4	—	215.4	—
Depreciation and amortization	25.9	18.4	42.9	38.1
Provision for title claim losses	77.0	57.4	130.8	108.2
Interest expense	15.4	13.8	30.5	28.1
Total expenses	1,513.9	1,124.5	2,598.2	2,179.3
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	223.0	109.2	328.6	186.3
Income tax expense	81.3	40.4	118.2	68.4
Equity in earnings of unconsolidated affiliates	2.0	12.6	7.8	4.0
Net earnings from continuing operations	$143.7	$81.4	$218.2	$121.9
Orders opened by direct title operations	667,500	514,000	1,318,600	1,002,100
Orders closed by direct title operations	459,300	353,200	868,800	724,000
 Revenues.
Total revenues increased $503.2 million in the three months ended June 30, 2012, compared to the 2011 period. The increase consisted of increases of $179.7 million in the Fidelity National Title Group segment offset by a $0.8 million decrease in the corporate and other segment, and an additional $324.3 million from the new restaurant group segment. Total revenues increased $561.2 million in the six months ended June 30, 2012, compared to the 2011 period. The increase was made up of increases of $232.5 million in the Fidelity National Title Group segment and $4.4 million in the corporate and other segment as well as the results of the new restaurant group.
Escrow, title-related and other fees increased $81.1 million, or 22.9%, in the three months ended June 30, 2012, from the 2011 period, consisting of increases of $79.2 million in the Fidelity National Title Group segment and $1.9 million in the corporate and other segment. Escrow, title-related and other fees increased $130.2 million, or 19.0% in the six months ended June 30, 2012, from the 2011 period, consisting of an increase of $123.6 million in the Fidelity National Title Group segment and $6.6 million in the corporate and other segment.
Restaurant revenue includes the consolidated results of operations of ABRH.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $0.3 million in the three months ended June 30, 2012 compared to the 2011 period and increased $2.4 million in the six months ended June 30, 2012 compared to the 2011 period.
Net realized gains and losses totaled $66.1 million and $0.7 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $70.1 million and $20.2 million in the six-month periods ended June 30, 2012 and 2011, respectively. The increase in both the three-month and six-month periods is primarily the result of a $72.5 million gain on the merger of O'Charley's and ABRH, offset by a $5.9 million impairment on land held at at our majority-owned affiliate Cascade Timberlands, a $2.2 million loss from a decrease in the value of our structured notes, as well as $1.7 million of net realized gains on various investments and other assets. The six-month period also includes a $2.2 million gain on the sale of a small title agency in Illinois as well as various gains on our fixed maturity securities portfolio.
Expenses.
Our operating expenses consist primarily of personnel costs and other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized, and cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs increased $60.8 million, or 15.6%, in the three months ended June 30, 2012, from the 2011 period, with an increase of $57.6 million in the Fidelity National Title Group segment, an additional $8.3 million from the restaurant group segment, offset by a decrease of $5.1 million in the corporate and other segment. Personnel costs increased $84.8 million, or 11.0%, in the six months ended June 30, 2012, from the 2011 period, with increases of $88.5 million in the Fidelity National Title Group segment, an additional $8.3 million increase from the restaurant group segment, offset by a decrease of $12.0 million in the corporate and other segment.  Personnel costs as a percentage of total revenue were 25.9% and 31.5% in the three-month periods ended June 30, 2012 and 2011, respectively, and 29.3% and 32.7% in the six-month periods ended June 30, 2012 and 2011, respectively. Average employee count, excluding the restaurant group, was 18,573 and 17,184 in the three-month periods ended June 30, 2012 and 2011, respectively, and 18,157 and 17,304 in the six-month periods ended June 30, 2012 and 2011, respectively. There were 31,353 employees added with the consolidation of O'Charley's and ABRH. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $67.7 million in the three months ended June 30, 2012, from the 2011 period, reflecting increases of $39.0 million or 15.6% in the Fidelity National Title Group segment and $0.9 million in the corporate and other segment as well as $27.8 million from the restaurant group segment. Other operating expenses increased $84.2 million in the six months ended June 30, 2012, from the 2011 period, reflecting increases of $50.1 million or 10.1% in the Fidelity National Title Group segment and $6.3 million in the corporate and other segment as well as $27.8 million from the restaurant group segment. In the Fidelity National Title Group segment, the increases in other operating expenses in both periods were due mainly to increases in the costs of sales, consistent with the increases in revenues. The increase in the corporate and other segment in the six months ended June 30, 2012 was due primarily to the cost of sales on the sale of a parcel of land and timber at our majority owned affiliate Cascade Timberlands in the 2012 period.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, seafood, poultry and alcoholic and non-alcoholic beverages net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy, advertising and other expenses at the restaurant level. The restaurant group results of operations are discussed in further detail at the segment level below.
Depreciation and amortization increased $7.5 million in the three months ended June 30, 2012, from the 2011 period and increased $4.8 million in the six months ended June 30, 2012, from the 2011 period. The increase in both periods is due to $9.3 million additional depreciation and amortization from the restaurant group, partly offset by a decrease in our other operations due to older assets being fully depreciated and a decrease in capital spending over the past few years.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses. We monitor our title claims loss experience on a continual basis and adjust the provision for claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The provision for title claim losses is discussed in further detail below at the segment level.

Interest expense increased $1.6 million in the three months ended June 30, 2012, from the 2011 period, and increased $2.4 million in the six months ended June 30, 2012, from the 2011 period. The increase in the three months ended June 30, 2012 is primarily due to interest expense incurred on the 4.25% convertible notes issued in August 2011.
Income tax expense was $81.3 million and $40.4 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $118.2 million and $68.4 million in the six-month periods ended June 30, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes was 36% and 37% for the three-month periods ended June 30, 2012 and 2011, respectively, and 36% and 37% for the six-month periods ended June 30, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates dependent on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in earnings of unconsolidated affiliates was $2.0 million and $12.6 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $7.8 million and $4.0 million for the six-month periods ended June 30, 2012 and 2011, respectively. The equity in earnings in 2012 and 2011 consisted of net earnings related to our investment in Ceridian, Remy, and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Direct title insurance premiums	$427.5	$357.2	$781.5	$680.1
Agency title insurance premiums	518.5	484.7	932.4	908.0
Escrow, title related and other fees	419.7	340.5	788.1	664.5
Interest and investment income	35.3	37.2	70.0	70.8
Realized gains and losses, net	0.6	2.3	4.6	20.7
Total revenues	1,401.6	1,221.9	2,576.6	2,344.1
Expenses:
Personnel costs	431.5	373.9	832.1	743.6
Other operating expenses	289.2	250.2	548.2	498.1
Agent commissions	395.9	379.1	711.5	706.8
Depreciation and amortization	15.8	17.6	32.1	36.6
Provision for title claim losses	77.0	57.4	130.8	108.2
Interest expense	0.1	—	0.3	0.8
Total expenses	1,209.5	1,078.2	2,255.0	2,094.1
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$192.1	$143.7	$321.6	$250.0

Total revenues for the Fidelity National Title Group segment increased $179.7 million, or 14.7%, in the three months ended June 30, 2012, from the 2011 period. Total revenues for this segment increased $232.5 million, or 9.9% in the six months ended June 30, 2012, from the 2011 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2012	Total	2011	Total	2012	Total	2011	Total
	(Dollars in millions)
Title premiums from direct operations	$427.5	45.2%	$357.2	42.4%	$781.5	45.6%	$680.1	42.8%
Title premiums from agency operations	518.5	54.8	484.7	57.6	932.4	54.4	908.0	57.2
Total title premiums	$946.0	100.0%	$841.9	100.0%	$1,713.9	100.0%	$1,588.1	100.0%
Title insurance premiums increased 12.4% in the three months ended June 30, 2012 and 7.9% in the six months ended June 30, 2012, as compared to the 2011 periods. The increase in the three-month period was made up of an increase in premiums from direct operations of $70.3 million, or 19.7%, and an increase in premiums from agency operations of $33.8 million, or 7.0%. The increase in the six-month period was made up of an increase in premiums from direct operations of $101.4 million, or 14.9%, and an increase in premiums from agency operations of $24.4 million, or 2.7%.
The increase in title premiums from direct operations in the 2012 periods was primarily due to an increase in closed order volumes, offset by a decrease in fee per file. In the first six months of 2012, mortgage interest rates were slightly lower than rates in the first six months of 2011. Closed order volumes were 459,300 and 868,800 in the three and six months ended June 30, 2012, respectively, compared with 353,200 and 724,000 in the three months and six months ended June 30, 2011, respectively. The average fee per file in our direct operations was $1,497 and $1,451 in the three and six months ended June 30, 2012, respectively, compared to $1,569 and $1,468 in the three and six months ended June 30, 2011, respectively, with the decrease in both periods reflecting a higher volume of refinance transactions, partially offset by an increase in commercial transactions which typically have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.

The increase in title premiums from agency operations is primarily the result of an increase in remitted and accrued agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has decreased since 2011 due to our agency operations typically garnering a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions. We periodically review our agency relationships and consider the agent's experience, financial condition and loss history. Also contributing to the decrease in agency premiums as a percent of total title premiums were strategic reductions of agency relationships based on these reviews since the 2010 period.

In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $43.4 million, or 31.4%, in the three months ended June 30, 2012 compared to the 2011 period, and increased $62.1 million, or 22.9%, in the six months ended June 30, 2012 compared to the 2011 period, in each case due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $35.8 million, or 17.7%, in the three months ended June 30, 2012 compared to the 2011 period, and increased $61.5 million, or 15.6%, in the six months ended June 30, 2012 compared to the 2011 period. The increase in both periods is primarily due to increases in our revenue from refinance and commercial transactions as well as increases in our other title related business, consistent with the title operations.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $57.6 million or 15.4% increase in the three-month periods ended June 30, 2012 and the $88.5 million or 11.9% increase in the six-month period ended June 30, 2012 are due mainly to increases in opened and closed order counts and a related increase in employee levels. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 50.9% and 53.6% for the three-month periods ended June 30, 2012 and 2011, respectively, and 53.0% and 55.3% for the six-month periods ended June 30, 2012 and 2011, respectively. Average employee count was 18,414 and 16,639 in the three-month periods ended June 30, 2012 and 2011, respectively, and 18,000 and 16,752 in the six-month periods ended June 30, 2012 and 2011, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2012	%	2011	%	2012	%	2011	%
	(Dollars in millions)
Agent premiums	$518.5	100.0%	$484.7	100.0%	$932.4	100.0%	$908.0	100.0%
Agent commissions	395.9	76.4%	379.1	78.2%	711.5	76.3%	706.8	77.8%
Net retained agent premiums	$122.6	23.6%	$105.6	21.8%	$220.9	23.7%	$201.2	22.2%
Net margin from agency title insurance premiums as a percentage of total agency premiums was 23.6% and 21.8% in the three-month periods ended June 30, 2012 and 2011, respectively, and 23.7% and 22.2% in the six-month periods ended June 30, 2012 and 2011, respectively. The increase in net margin is due primarily to the modification of various agency agreements since 2011 which resulted in an increase to our retained premium.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our title claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for title claim losses. The claim loss provision for title insurance was $77.0 million and $57.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, and was $130.8 million and $108.2 million for the six-month periods ended June 30, 2012 and 2011, respectively, and in both years reflects an average provision rate of 7.0% of title premiums. Also included in the provision for title claim losses in the 2012 periods is a $10.8 million impairment recorded on an asset previously recouped as part of a claim settlement. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Restaurant Group
Three and six months ended
June 30, 2012
(In millions)
Revenues:
Restaurant revenue	$252.9
Realized gains and losses, net	71.4
Total revenues	324.3
Expenses:
Personnel costs	8.3
Cost of restaurant revenue	215.4
Other operating expenses	27.8
Depreciation and amortization	9.3
Interest expense	0.8
Total expenses	261.6
Earnings from continuing operations before income taxes	$62.7
The results reflected in the three and six-month periods ended June 30, 2012, reflect results of O'Charley's Inc. and subsidiaries as of the date of acquisition, April 9, 2012 through June 30, 2012 as well as the results of ABRH as of the date of merger with O'Charley's, May 11, 2012 through June 30, 2012. Previously we had a $13.8 million investment in common stock of O'Charley's, which was included in equity securities available for sale on the Condensed Consolidated Balance Sheet and a $37.2 million investment in ABRH which was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $72.5 million realized gain during the three months ended June 30, 2012. Also included in the results of operations of the restaurant group for the three and six-month periods ended June 30, 2012 were $9.9 million of acquisition and transaction costs related to the O'Charley's tender offer and the subsequent merger with ABRH.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and Remy. The corporate and other segment generated revenues of $11.0 million and $11.8 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $25.9 million and $21.5 million in the six-month periods ended June 30, 2012 and 2011, respectively.
Other fees increased $1.9 million or 14.3% in the three months ended June 30, 2012 compared to the 2011 period and increased $6.6 million or 30.3% in the six months ended June 30, 2012 compared to the 2011 period. The increase in the six months ended June 30, 2012 is primarily due to the 2012 period sale of a parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
Personnel costs decreased $5.1 million in the three months ended June 30, 2012 compared to the 2011 period and $12.0 million in the six months ended June 30, 2012 compared to the 2011 period, in both cases due to higher bonus accruals earned as part of our cost savings initiative which ended in October of 2011.
This segment generated pretax losses of $31.8 million and $34.5 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $55.7 million and $63.7 million in the six-month periods ended June 30, 2012 and 2011, respectively. The decrease in pretax losses in the six-month period is primarily related to the accrual in 2011 relating to the success of our corporate cost savings initiative as discussed above.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.14 per share for the second quarter of 2012, or approximately $30.9 million. On July 16, 2012, our Board of Directors declared cash dividends of $0.14 per share, payable on September 28, 2012, to shareholders of record as of September 14, 2012. The Board of Directors currently intends to maintain the quarterly cash dividend of $0.14 per share for 2012. However, the declaration of any future dividends is at the discretion of our Board of Directors. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
Our insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our investment portfolio in relation to our title claims loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2011, $2,203.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2012, our title subsidiaries could pay or make distributions to us of approximately $103.7 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our underwriters or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in statutory accounting requirements by regulators.
Our cash flows provided by (used in) operations for the six months ended June 30, 2012 and 2011 totaled $192.5 million and  $(13.1) million, respectively.
Capital Expenditures. Total capital expenditures for property and equipment were $26.6 million and $17.4 million for the six-month periods ended June 30, 2012 and 2011, respectively.
Financing. On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85.0 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5.0 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (a) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries,

(together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2.0 million or more related to their indebtedness and such default (1) occurs at the final maturity of the obligations thereunder or (2) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (b) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of June 30, 2012, the balance of the term loan was $85.0 million and there was no balance in the revolving loan.
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (A) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (B) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. During the quarter ending June 30, 2012, we paid $200.0 million of the outstanding $250.0 million balance on the Revolving Credit Facility . As of June 30, 2012, there was $50.0 million outstanding under the Revolving Credit Facility.
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
We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million of outstanding debt on our Revolving Credit Facility.
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
In our restaurant group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Contractual Obligations. Changes have been made to our payout schedule for notes payable relating to the amendment and extension of the Revolving Credit Facility, reducing the size of the facility from $925.0 million to $800.0 million and extending the maturity date from March 31, 2012 to April 10, 2016. ABRH entered into an $85 million term loan with a maturity date of May 31, 2017. See the "financing" section above, Note F in the Condensed Consolidated Financial Statements, as well as the payout schedule below for further information on these obligations.
Also, as part of the consolidation of O'Charley's and ABRH, we also became party to the following long-term contractual obligations:
The restaurant group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at June 30, 2012 to determine the amount of the obligation.
O'Charley's and ABRH are also party to multiple operating leases with various maturities.
The following table sets forth our restaurant group's contractual obligations at June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
ABRH Term Loan	$3.2	$7.4	$8.5	$8.5	$8.5	$48.9	$85.0
Unconditional purchase obligations of the restaurant group	135.9	153.6	93.7	72.4	6.3	—	461.9
Operating lease payments of the restaurant group	33.0	65.3	62.6	58.6	54.7	375.9	650.1
Total	$172.1	$226.3	$164.8	$139.5	$69.5	$424.8	$1,197.0
Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the six months ended June 30, 2012, we repurchased a total of 135,000 shares for $2.6 million, or an average of $19.05 per share. Since the original commencement of the plan adopted July 21, 2009, we have repurchased a total of 15,513,512 shares for $224.3 million, or an average of $14.46 per share, and there are 4,486,488 shares available to be repurchased under the plan.

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
On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $54.7 million as of June 30, 2012.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 30, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the Condensed Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $5.8 billion at December 31, 2011.
Critical Accounting Policies
There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our annual Report on Form 10-K for the year ended December 31, 2011 other than as discussed below.
Our restaurant group purchases certain commodities such as beef, pork, poultry, seafood, produce, and dairy. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the following additional risk as a result of the addition of our restaurant group. See discussion of the Acquisition of O'Charley's and Merger with ABRH in Note B to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Our operations could be adversely affected by the results of our acquired restaurant companies due to the risks inherent in that segment.
Our acquired restaurant companies face certain risks which could negatively impact their results of operations. These risks include such things as the risks of continued unfavorable economic conditions, changing consumer preferences, unfavorable publicity, increasing food and labor costs, effectiveness of marketing campaigns, and the ability to compete successfully with other restaurants. In addition, risks related to supply chain, food quality, and protecting guests' personal information are inherent to the restaurant business. These companies are also subject to compliance with extensive government laws and regulations related to the manufacture, preparation, and sale of food. If our restaurant companies are not able to respond effectively to one or more of these risks, it could have a material adverse impact on the results of operations of those businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2012 - 4/30/2012	—	$—	—	4,621,488
5/1/2012 - 5/31/2012	—	—	—	4,621,488
6/1/2012 - 6/30-2012	135,000	19.05	135,000	4,486,488
Total	135,000	$19.05	135,000

(1)
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares or our common stock. On January 27, 2011, our Board of Directors approved an increase of 5 million shares that may be repurchased under the program.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 1, 2012.

10.2	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II effective as of July 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 27, 2012	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 1, 2012.

10.2	Amended and Restated Employment Agreement between the Registrant and William P. Foley, II effective as of July 16, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.