Form 10-Q
period 2012-09-30
Fidelity National Financial, Inc.
filed 2012-11-08
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of October 31, 2012, there were 225,336,598 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2012

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2012 and December 31, 2011 includes $274.1 and $274.2, respectively, of pledged fixed maturity securities related to secured trust deposits	$3,204.8	$3,200.2
Preferred stock available for sale, at fair value	203.7	71.4
Equity securities available for sale, at fair value	110.3	105.7
Investments in unconsolidated affiliates	366.7	546.5
Other long-term investments	100.4	77.5
Short-term investments	53.0	50.4
Total investments	4,038.9	4,051.7
Cash and cash equivalents, at September 30, 2012 and December 31, 2011 includes $269.6 and $161.3, respectively, of pledged cash related to secured trust deposits	1,077.9	665.7
Trade and notes receivables, net of allowance of $20.4 and $22.6, respectively, at September 30, 2012 and December 31, 2011	474.6	321.5
Goodwill	1,887.2	1,452.2
Prepaid expenses and other assets	713.3	681.7
Other intangible assets, net	543.4	130.7
Title plants	379.3	386.7
Property and equipment, net	621.3	166.1
Income taxes receivable	—	5.8
Total assets	$9,735.9	$7,862.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,215.1	$857.1
Accounts payable to related parties	6.1	5.6
Notes payable	1,350.7	915.8
Reserve for title claim losses	1,842.3	1,912.8
Secured trust deposits	528.0	419.9
Income taxes payable	21.1	—
Deferred tax liability	156.4	95.0
Total liabilities	5,119.7	4,206.2
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2012 and December 31, 2011; issued 261,258,857 as of September 30, 2012 and 254,868,454 as of December 31, 2011	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	3,913.5	3,798.6
Retained earnings	734.2	373.4
Accumulated other comprehensive earnings (loss)	55.3	(7.1)
Less: treasury stock, 36,056,085 shares and 34,190,969 shares as of September 30, 2012 and December 31, 2011, respectively, at cost	(568.0)	(532.2)
Total Fidelity National Financial, Inc. shareholders’ equity	4,135.0	3,632.7
Noncontrolling interests	481.2	23.2
Total equity	4,616.2	3,655.9
Total liabilities and equity	$9,735.9	$7,862.1
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$436.6	$374.0	$1,218.1	$1,054.1
Agency title insurance premiums	569.0	426.0	1,501.4	1,334.0
Escrow, title related and other fees	435.5	371.9	1,252.0	1,058.2
Auto parts revenue	143.0	—	143.0	—
Restaurant revenue	297.9	—	550.8	—
Interest and investment income	35.4	36.0	108.8	107.0
Realized gains and losses, net	122.5	(6.8)	192.6	13.4
Total revenues	2,039.9	1,201.1	4,966.7	3,566.7
Expenses:
Personnel costs	472.8	397.0	1,330.4	1,169.8
Agent commissions	432.6	326.3	1,144.1	1,033.1
Other operating expenses	332.9	280.3	942.4	805.6
Cost of auto parts revenue, includes $6.3 million of depreciation and amortization	124.6	—	124.6	—
Cost of restaurant revenue	257.9	—	473.3	—
Depreciation and amortization	28.4	17.5	71.3	55.6
Provision for title claim losses	70.3	54.4	201.1	162.6
Interest expense	19.7	14.0	50.2	42.1
Total expenses	1,739.2	1,089.5	4,337.4	3,268.8
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	300.7	111.6	629.3	297.9
Income tax expense	70.6	38.9	188.8	107.3
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	230.1	72.7	440.5	190.6
Equity in earnings of unconsolidated affiliates	5.0	3.7	12.8	7.7
Net earnings from continuing operations	235.1	76.4	453.3	198.3
Net (loss) earnings from discontinued operations, net of tax	(0.8)	0.5	5.1	5.7
Net earnings	234.3	76.9	458.4	204.0
Less: Net earnings attributable to noncontrolling interests	1.0	2.6	3.7	7.2
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$233.3	$74.3	$454.7	$196.8
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.05	$0.34	$2.04	$0.87
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	—	0.02	0.03
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.05	$0.34	$2.06	$0.90
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.03	$0.33	$2.00	$0.85
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	—	0.02	0.03
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.03	$0.33	$2.02	$0.88
Weighted average shares outstanding, basic basis	221.3	217.7	220.2	219.7
Weighted average shares outstanding, diluted basis	226.0	222.0	224.9	223.3
Cash dividends paid per share	$0.14	$0.12	$0.42	$0.36
Amounts attributable to Fidelity National Financial, Inc., common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$234.1	$73.8	$449.6	$191.1
Basic and diluted net (loss) earnings from discontinued operations attributable to FNF common shareholders	(0.8)	0.5	5.1	5.7
Basic and diluted net earnings attributable to FNF common shareholders	$233.3	$74.3	$454.7	$196.8
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net earnings	$234.3	$76.9	$458.4	$204.0
Other comprehensive earnings:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	21.6	(14.1)	46.5	(0.2)
Unrealized gain on investments in unconsolidated affiliates (2)	19.3	1.0	17.4	11.1
Unrealized gain (loss) on foreign currency translation and cash flow hedging (3)	8.5	(1.8)	7.9	(0.8)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(2.2)	(1.5)	(9.5)	(16.3)
Minimum pension liability adjustment (5)	0.1	—	0.1	—
Other comprehensive earnings (loss)	47.3	(16.4)	62.4	(6.2)
Comprehensive earnings	281.6	60.5	520.8	197.8
Less: Comprehensive earnings attributable to noncontrolling interests	1.0	2.6	3.7	7.2
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$280.6	$57.9	$517.1	$190.6
_______________________________________

(1)
Net of income tax expense (benefit) of $12.8 million and $(8.3) million for the three-month periods ended September 30, 2012 and 2011, respectively, and $27.4 million and $0.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

(2)
Net of income tax expense of $11.3 million and $0.6 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $10.1 million and $6.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

(3)
Net of income tax expense (benefit) of $5.0 million and $(1.0) million for the three-month periods ended September 30, 2012 and 2011, respectively, and $4.8 million and $(0.4) million for the nine-month periods ended September 30, 2012 and 2011, respectively.

(4)
Net of income tax expense of $1.5 million and $0.9 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $5.8 million and $10.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

(5)	Net of income tax expense of less than $0.1 million for the three and nine-month periods ended September 30, 2012.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2011	254.9	$—	$3,798.6	$373.4	$(7.1)	34.2	$(532.2)	$23.2	$3,655.9
Acquisition of O'Charley's, Inc.	—	—	11.1	—	—	—	—	—	11.1
Exercise of stock options	6.3	—	80.5	—	—	0.7	(13.0)	—	67.5
Treasury stock repurchased	—	—	—	—	—	1.1	(21.7)	—	(21.7)
Tax benefit associated with the exercise of stock options	0.1	—	6.5	—	—	—	—	—	6.5
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	37.0	—	—	—	37.0
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	17.4	—	—	—	17.4
Other comprehensive earnings — unrealized gain on foreign currency translation and cash flow hedging	—	—	—	—	7.9	—	—	—	7.9
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	16.8	—	—	—	—	—	16.8
Shares withheld for taxes and in treasury	—	—	—	—	—	0.1	(1.1)	—	(1.1)
Dividends declared	—	—	—	(93.9)	—	—	—	—	(93.9)
Consolidation of previous minority-owned subsidiaries	—	—	—	—	—	—	—	461.9	461.9
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(7.6)	(7.6)
Net earnings	—	—	—	454.7	—	—	—	3.7	458.4
Balance, September 30, 2012	261.3	$—	$3,913.5	$734.2	$55.3	36.1	$(568.0)	$481.2	$4,616.2

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings	$458.4	$204.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77.7	58.3
Equity in earnings of unconsolidated affiliates	(12.8)	(7.7)
Gain on sales of investments and other assets, net	(2.4)	(16.3)
Gain on consolidation of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC	(72.5)	—
Bargain purchase gain on O'Charley's, Inc.	(48.1)	—
Gain on consolidation of Remy International Inc.	(78.8)	—
Stock-based compensation cost	16.8	20.1
Tax benefit associated with the exercise of stock options	(6.5)	(1.6)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments, and secured trust deposits	0.1	(4.7)
Net (increase) decrease in trade receivables	(11.4)	9.6
Net (increase) decrease in prepaid expenses and other assets	(4.0)	10.0
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(14.3)	(111.5)
Net decrease in reserve for title claim losses	(64.3)	(192.3)
Net change in income taxes	139.1	87.4
Net cash provided by operating activities	377.0	55.3
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	402.4	524.1
Proceeds from sale of Sedgwick CMS	—	32.0
Proceeds from calls and maturities of investment securities available for sale	272.6	434.9
Collections of seller note from sale of flood insurance business	75.0	—
Proceeds from sale of other assets	2.3	16.9
Cash received as collateral on loaned securities, net	0.9	0.7
Additions to property and equipment	(42.7)	(22.9)
Additions to capitalized software	(4.2)	(5.8)
Purchases of investment securities available for sale	(821.8)	(1,051.2)
Net (purchases of) proceeds from short-term investment securities	(2.6)	78.7
Contributions to investments in unconsolidated affiliates	—	(26.0)
Distributions from unconsolidated affiliates	4.9	1.0
Net other investing activities	(0.5)	(5.8)
Acquisition of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	(122.2)	—
Acquisition of J. Alexanders Corporation, net of cash acquired	(72.4)	—
Acquisition of Remy International, Inc., net of cash acquired	64.2	—
Proceeds from sale of personal lines insurance business	119.0	—
Other acquisitions/disposals of businesses, net of cash acquired	(25.8)	(0.3)
Net cash used in investing activities	(150.9)	(23.7)
Cash flows from financing activities:
Borrowings	633.8	500.0
Debt service payments	(495.0)	(415.9)
Make-whole call penalty on early extinguishment of debt	(5.2)	—
Dividends paid	(92.6)	(79.0)
Subsidiary dividends paid to noncontrolling interest shareholders	(7.6)	(2.2)
Exercise of stock options	67.5	5.7
Debt issuance costs	(7.9)	(7.9)
Tax benefit associated with the exercise of stock options	6.5	1.6
Purchases of treasury stock	(21.7)	(86.2)
Net cash provided by (used in) financing activities	77.8	(83.9)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	303.9	(52.3)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	504.4	434.6
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$808.3	$382.3
Supplemental cash flow information:
Income taxes paid	$62.5	$19.9
Interest paid	$46.2	$39.9
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
Certain reclassifications have been made in the 2011 Condensed Consolidated Financial Statements to conform to classifications used in 2012. In addition, we have corrected an immaterial prior period error in the Condensed Consolidated Statement of Cash Flows. The correction was between cash flows from operating activities and cash flows from investing activities for the nine months ended September 30, 2011 and resulted in a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $20.0 million. There was no impact on our other Condensed Consolidated Financial Statements presented.
Description of Business
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. We also recently acquired 100% of J. Alexander's Corporation ("J. Alexander's"). In addition, we own a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.

Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $119.0 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $39.4 million for the three months ending September 30, 2011 and $57.1 million and $124.4 million for the nine months ending September 30, 2012 and 2011, respectively. Pre-tax (loss) earnings from the at-risk insurance business included in discontinued operations are $(14.4) million for the three months ending September 30, 2011, and $10.4 million and $(22.4) million for the nine months ending September 30, 2012 and 2011, respectively.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note was paid in full during the third quarter of 2012. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations were $55.0 million and $137.1 million for the three and nine months ending September 30, 2011, respectively. Pre-tax earnings from the flood business included in discontinued operations were $12.7 million and $26.7 million for the three and nine months ended September 30, 2011, respectively.
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
A summary of the agreements that were in effect with FIS through September 30, 2012, is as follows:

•
Technology (“IT”) and data processing services from FIS. These agreements govern IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions, the agreement expires on or about June 30, 2013 with an option to renew for one or two additional years.

•
Administrative corporate support and cost-sharing services to FIS. We have provided certain administrative corporate support services such as corporate aviation and other administrative support services to FIS.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(In millions)
Corporate services and cost-sharing revenue	$1.3	$1.1	$3.7	$3.5
Data processing expense	(8.1)	(8.2)	(24.7)	(26.7)
Net expense	$(6.8)	$(7.1)	$(21.0)	$(23.2)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The amounts due to FIS as a result of these agreements were $6.1 million as of September 30, 2012 and $5.6 million as of December 31, 2011.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $50.1 million and $42.6 million as of September 30, 2012 and December 31, 2011, respectively.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $51.8 million and $23.6 million as of September 30, 2012 and December 31, 2011, respectively. At December 31, 2011, we also held an FIS term loan with a fair value of $13.0 million.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 350, to allow an entity to utilize qualitative factors to determine if events and circumstances exist which will lead to a determination that the fair value of an indefinite-lived intangible asset is greater than its carrying amount, prior to performing a full fair-value assessment. This update is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. We elected to adopt this update in the third quarter of 2012 and the update did not have a material impact on our financial condition or results of operations.
In December 2011, the FASB issued ASU No. 2011-11 which updated ASC Topic 210, Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU No. 2011-11 is expected to increase our disclosures, but is not expected to have an impact on our consolidated financial position, results of operations or cash flows.
Note B — Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
Acquisition of Remy International, Inc.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31.3 million and cash acquired upon consolidation of Remy was $95.5 million. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179.2 million was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. A realized gain of $78.8 million was recognized in the three months ended September 30, 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The initial purchase price is as follows (in millions):

Fair value of our 47% investment in Remy prior to consolidation	$258.0
Cash paid for additional ownership in Remy	31.3
Less: cash acquired in consolidation of Remy	(95.5)
$193.8

The purchase price has been initially allocated to the Remy assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as we complete our valuation process over property and equipment, other intangible assets and goodwill, which we expect to have substantially complete by the end of 2012. The initial purchase price allocation is as follows (in millions):

Trade and notes receivables, net of allowance for doubtful accounts	$202.2
Prepaid expenses and other assets	214.3
Property and equipment	154.7
Deferred taxes	7.5
Other intangible assets	287.1
Goodwill	287.0
Total assets	1,152.8
Accounts payable and other liabilities	352.6
Notes payable	304.7
Total liabilities	657.3
Net assets acquired	495.5
Less: noncontrolling interest	(301.7)
$193.8
As a result of our acquisition of Remy, the following additions have been made to our significant accounting policies during the third quarter of 2012.
Auto parts revenue recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ownership has transferred, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically, F.O.B. shipping point). We recognize shipping and handling costs as costs of auto parts revenue with the related amounts billed to customers as sales. Accruals for sales returns, price protection and other allowances are provided at the time of shipment based upon past experience. Adjustments to such accruals are made as new information becomes available. We accrue for rebates, price protection and other customer sales allowances in accordance with specific customer arrangements. Such rebates are recorded as a reduction of auto parts revenue.
Core accounting
Remanufacturing is the process where failed or used components, commonly known as cores, are disassembled into subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into saleable, finished products. With many customers, a deposit is charged for the core. Upon return of a core, we grant the customer a credit based on the core deposit value. Core deposits are excluded from auto parts revenue. We generally limit core returns to the quantity of similar, remanufactured cores previously sold to the customer. We record a liability for core returns based on cores expected to be returned. This liability is recorded in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability represents the difference between the core deposit value to be credited to the customer and the estimated core inventory value of the core to be returned. Revisions to these estimates are made periodically to consider current costs and customer return trends. Upon receipt of a core, we record inventory at lower of cost or fair market value. The value of a core declines over its estimated useful life (ranging from 4 to 30 years) and is devalued accordingly. Carrying value of the core inventory

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

is evaluated by comparing current prices obtained from core brokers to carrying cost. The devaluation of core carrying value is reflected as a charge to cost of auto parts revenue. Core inventory that is deemed to be obsolete or in excess of current and future projected demand is written down to the lower of cost or market and charged to cost of auto parts revenue. Core inventories are classified as Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheet.
Customer contract intangibles
Upon entering into new or extending existing contracts, we may be required to purchase certain cores and inventory from our customers at retail prices, or be obligated to provide certain agreed support. The excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support, are recorded as contract intangibles and amortized as a reduction to auto parts revenue on a method to reflect the pattern of economic benefit consumed. Customer contract intangibles which are not paid to customers, are amortized and recorded in cost of auto parts revenue. Contract intangibles are included in Other intangible assets, net in the accompanying Condensed Consolidated Balance Sheet.
Customer obligations
Customer obligations relate to new or amended existing customer contracts. These contracts designate us as the exclusive supplier to the respective customer, product line or distribution center and require us to compensate these customers over several years.
In addition, we enter into arrangements with certain customers where we purchase cores held in their inventory. Credits to be issued for these arrangements are recorded at net present value and are reflected in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. Subsequent to the initial arrangements, the inventory owned by these customers will represent the exchange value of the remanufactured product.
Right of core return
When we enter into arrangements to purchase certain cores held in a customer’s inventory or when the customer is not charged a deposit for the core, we have the right to receive a core from the customer in return for every exchange unit supplied to them. We classify such rights as “Core return rights” in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheet. The core return rights are valued based on the underlying core inventory values. Devaluation of these rights is charged to cost of auto parts revenue. On a periodic basis, we settle with customers for cores that have not been returned.
Research and development
We conduct research and development programs that are expected to contribute to future earnings. Such costs are included in Other operating expenses in the Condensed Consolidated Statements of Earnings. Customer-funded research and development expenses are recorded as an offset to research and development expense in Other operating expenses.
Government grants
We record government grants when there is reasonable assurance that the grant will be received and we will comply with the conditions attached to the grants received. Grants related to revenue are recorded as an offset to the related expense in the accompanying Condensed Consolidated Statements of Earnings. Grants related to assets are recorded as deferred revenue in Accounts payable and accrued liabilities and are recognized on a straight-line basis over the useful life of the related asset. We continue to evaluate our compliance with the conditions attached to the related grants.
On August 5, 2009, the U.S. government announced its intention to enter into negotiations with us regarding the awarding of a grant to us of approximately $60.2 million for investments in equipment and manufacturing capability to manufacture electric drive motor technology for use in electric drive vehicles. We finalized the negotiation on this grant on April 8, 2010. The grant will reimburse certain capital expenditures, labor, subcontract and other allowable costs at a rate of fifty percent (50%) of the amount expended during a three-year period. In March 2011, the grant was extended through December 16, 2013. As of September 30, 2012, we have $25.9 million of the grant award remaining.
In addition, we receive various grants and subsidies from foreign jurisdictions.
Foreign currency translation
Each of our foreign subsidiaries’ functional currency as of September 30, 2012, is its local currency, with the exception of our subsidiaries in Mexico for which the U.S. dollar is the functional currency since substantially all of the purchases and sales are denominated in U.S. dollars and Hungary for which the Euro is the functional currency, since substantially all of their purchases and sales are denominated in Euro. Financial statements of foreign subsidiaries for which the functional currency is their local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of shareholders’ equity and reflected in other comprehensive earnings (loss). For each of our foreign subsidiaries, gains and losses arising from transactions denominated in a currency other than the functional currency are included in the accompanying Condensed Consolidated Statements of Earnings. We evaluate our foreign subsidiaries’ functional currency on an ongoing basis.
Derivative financial instruments
In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. We have historically used derivative financial instruments for the purpose of hedging currency, interest rate and commodity exposures, which exist as a part of ongoing business operations.
As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes. Our objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available. Management routinely reviews the effectiveness of the use of derivative financial instruments.
We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in earnings immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive earnings (loss) and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument that has been designated as a hedge, determined using the change in fair value method, is recognized in earnings immediately. The gain or loss related to derivative financial instruments that are not designated as hedges is recognized immediately in earnings.
Warranty
We provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold.
Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of September 30, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 219 company-owned restaurants in the legacy ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH, prior to the merger was $37.0 million and was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. Restaurant revenue on the Condensed Consolidated Statements of Earnings consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts.

The total purchase price has been allocated to the restaurant group assets acquired and liabilities assumed based on our best estimates of the fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. The purchase price allocation was completed at the end of the third quarter of 2012. In the case of ABRH, goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. A realized gain of $65.8 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings, was recognized in the nine months ending September 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. The fair value of our investment in ABRH was estimated using relative market based comparable information. In regards to O'Charley's, a realized gain of $48.1 million and $54.8 million was recognized in the three and nine months ending September 30, 2012, respectively. The gain in the three-month period was a bargain purchase gain and is discussed further below. The gain in the nine-month period also includes the gain recognized in the second quarter of 2012 of $6.7 million for the difference in the basis of our holdings in O'Charley's common

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation. As a result of the final valuation, we recognized and measured the identifiable assets acquired and liabilities assumed from the O'Charley's purchase at fair value. Upon completion of the fair value process, the net assets of O'Charley's received by FNF exceeded the purchase price resulting in a bargain purchase gain of $48.1 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2012. The bargain purchase gain was due to the release of a valuation allowance on O'Charley's net deferred tax assets. O'Charley's previously had recorded a valuation allowance on the deferred tax assets, due to their history of net losses and the low probability of being able to utilize these assets. We also recorded a $10.8 million increase to our Additional paid-in capital during the nine months ended September 30, 2012, related to the fair value of the non-controlling interest portion of our ownership in O'Charley's.

The purchase price was as follows (in millions):

Fair value of our investment in O'Charley's and ABRH as of consolidation	$182.2
Net cash paid for majority ownership in O'Charley's and ABRH	122.2
$304.4

The purchase price has been allocated to the O'Charley's and ABRH assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition dates. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation was completed at the end of the third quarter of 2012. The purchase price allocation is as follows (in millions):

Trade and notes receivables	$10.8
Prepaid expenses and other assets	77.4
Property and equipment	241.9
Other intangible assets	114.4
Deferred tax assets	71.5
Goodwill	107.5
Total assets	623.5
Total liabilities	169.2
Net assets acquired	454.3
Less: noncontrolling interest	(149.9)
$304.4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three months and nine months ending September 30, 2012 and 2011 are presented below. Pro-forma results presented assume the consolidation of ABRH, O'Charley's and Remy occurred as of the beginning of each respective period. Amounts reflect our 55% ownership interest in ABRH and O'Charley's and our 51% ownership interest in Remy and were adjusted to exclude transaction and integration costs related to the acquisitions and earnings attributable to our prior investments in ABRH and Remy. We have also excluded the earnings effects attributable to the fair value adjustments of our prior investments and the bargain purchase gain related to the purchase of O'Charley's.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Total revenues	$2,026.7	$1,780.8	$5,903.0	$5,435.6
Net earnings attributable to FNF common shareholders	158.9	66.5	349.1	211.2
Acquisition of J. Alexander's Corporation
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation ("J. Alexander's") for $14.50 per share. Total consideration paid was $77.3 million in cash, net of cash acquired of $4.9 million. Effective October 29, 2012, following a one-month waiting period required under the Tennessee Business Corporation Act, we completed the closing of the short-form merger with J. Alexander's and subsequently own 100% of J. Alexander's. We have consolidated the operations of J. Alexander's beginning September 26, 2012. J. Alexander's operates 33 J. Alexander's restaurants in 13 states.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$234.1	$73.8	$449.6	$191.1
Basic and diluted net (loss) earnings from discontinued operations attributable to FNF common shareholders	(0.8)	0.5	5.1	5.7
Basic and diluted net earnings attributable to FNF common shareholders	$233.3	$74.3	$454.7	$196.8

Weighted average shares outstanding during the period, basic basis	221.3	217.7	220.2	219.7
Plus: Common stock equivalent shares assumed from conversion of options	4.7	4.3	4.7	3.6
Weighted average shares outstanding during the period, diluted basis	226.0	222.0	224.9	223.3

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$1.05	$0.34	$2.04	$0.87
Basic net earnings per share from discontinued operations attributable to FNF common shareholders	—	—	0.02	0.03
Basic earnings per share attributable to FNF common shareholders	$1.05	$0.34	$2.06	$0.90

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$1.03	$0.33	$2.00	$0.85
Diluted net earnings per share from discontinued operations attributable to FNF common shareholders	—	—	0.02	0.03
Diluted earnings per share attributable to FNF common shareholders	$1.03	$0.33	$2.02	$0.88
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 3.1 million shares and 7.4 million shares for the three months ended September 30, 2012 and 2011, respectively, and 3.2 million shares and 8.5 million shares for the nine months ended September 30, 2012 and 2011, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note D — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$147.8	$—	$147.8
State and political subdivisions	—	1,332.8	—	1,332.8
Corporate debt securities	—	1,508.5	—	1,508.5
Mortgage-backed/asset-backed securities	—	167.3	—	167.3
Foreign government bonds	—	48.4	—	48.4
Preferred stock available for sale	111.5	92.2	—	203.7
Equity securities available for sale	110.3	—	—	110.3
Other long-term investments	—	—	43.2	43.2
Foreign exchange contracts	—	2.7	—	2.7
Total assets	$221.8	$3,299.7	$43.2	$3,564.7

Liabilities:
Interest rate swap contracts	$—	$(2.8)	$—	$(2.8)
Commodity contracts	—	(0.8)	—	(0.8)
Total liabilities	$—	$(3.6)	$—	$(3.6)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale (1):
U.S. government and agencies	$—	$174.6	$—	$174.6
State and political subdivisions	—	1,439.5	—	1,439.5
Corporate debt securities	—	1,569.1	—	1,569.1
Mortgage-backed/asset-backed securities	—	226.7	—	226.7
Foreign government bonds	—	47.1	—	47.1
Preferred stock available for sale (2)	14.2	71.4	—	85.6
Equity securities available for sale	105.7	—	—	105.7
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1
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
Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are as follows:

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

Mortgage-backed/asset-backed securities: These securities are comprised of agency mortgage-backed securities, commercial mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.

Our Level 2 fair value measures for our interest rate swap, foreign exchange contracts, and commodity contracts are valued using the income approach. This approach uses techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $43.2 million at September 30, 2012 and a par value of $37.5 million and fair value of $40.8 million at December 31, 2011. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of September 30, 2012.
The following table presents the changes in our investments that are classified as Level 3 for the period ended September 30, 2012 (in millions):

Balance, December 31, 2011	$40.8
Net realized gain	2.4
Balance, September 30, 2012	$43.2
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note E. Additional information regarding the fair value of our notes payable is included in Note G.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note E — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$147.8	$137.6	$10.2	$—	$147.8
State and political subdivisions	1,332.8	1,262.4	70.4	—	1,332.8
Corporate debt securities	1,508.5	1,447.4	75.8	(14.7)	1,508.5
Foreign government bonds	48.4	45.5	2.9	—	48.4
Mortgage-backed/asset-backed securities	167.3	157.7	9.6	—	167.3
Preferred stock available for sale	203.7	194.5	9.5	(0.3)	203.7
Equity securities available for sale	110.3	75.7	36.6	(2.0)	110.3
Total	$3,518.8	$3,320.8	$215.0	$(17.0)	$3,518.8

	December 31, 2011
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$159.1	$148.2	$10.9	$—	$159.1
State and political subdivisions	1,330.1	1,266.1	64.1	(0.1)	1,330.1
Corporate debt securities	1,463.4	1,442.7	48.3	(27.6)	1,463.4
Foreign government bonds	46.0	44.2	1.8	—	46.0
Mortgage-backed/asset-backed securities	201.6	191.8	9.8	—	201.6
Preferred stock available for sale	71.4	74.8	0.4	(3.8)	71.4
Equity securities available for sale	105.7	83.2	25.5	(3.0)	105.7
Total	$3,377.3	$3,251.0	$160.8	$(34.5)	$3,377.3
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2012:

	September 30, 2012
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$279.2	9.1%	$282.3	8.8%
After one year through five years	1,579.9	51.8	1,654.4	51.6
After five years through ten years	1,009.9	33.1	1,076.0	33.6
After ten years	23.9	0.8	24.8	0.8
Mortgage-backed/asset-backed securities	157.7	5.2	167.3	5.2
Total	$3,050.6	100.0%	$3,204.8	100.0%
Subject to call	$1,478.3	48.5%	$1,539.6	48.0%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,111.1 million and $1,154.9 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of September 30, 2012.
The balance of equity securities includes an investment in FIS stock. The fair value of our investment in the FIS stock was $50.1 million and $42.6 million at September 30, 2012 and December 31, 2011, respectively.
Included in our other long-term investments are fixed maturity structured notes purchased in the third quarter of 2009 and various cost-method investments. The structured notes are carried at fair value (see Note D) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $43.2 million and $40.8 million as of September 30, 2012 and December 31, 2011, respectively; and we recorded a net gain of $4.0 million and $2.4 million related to the structured notes in the three-month and nine-month periods ended September 30, 2012, respectively, and recorded a net loss of $5.7 million and $3.5 million in the three-month and nine-month periods ended September 30, 2011, respectively.
    Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, were as follows (in millions):

September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$37.8	$(2.7)	$63.7	$(12.0)	$101.5	$(14.7)
Preferred stock available for sale	43.0	(0.3)	—	—	43.0	(0.3)
Equity securities available for sale	5.7	(1.4)	0.6	(0.6)	6.3	(2.0)
Total temporarily impaired securities	$86.5	$(4.4)	$64.3	$(12.6)	$150.8	$(17.0)

December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$10.6	$(0.1)	$—	$—	$10.6	$(0.1)
Corporate debt securities	339.0	(26.6)	7.3	(1.0)	346.3	(27.6)
Preferred stock available for sale	52.9	(3.8)	—	—	52.9	(3.8)
Equity securities available for sale	16.1	(3.0)	—	—	16.1	(3.0)
Total temporarily impaired securities	$418.6	$(33.5)	$7.3	$(1.0)	$425.9	$(34.5)
During the three-month and nine-month periods ended September 30, 2012, we determined that no investments in our portfolio were considered other-than-temporarily impaired. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. As of September 30, 2012, we held no fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month and nine-month periods ending September 30, 2012 and 2011, respectively:

	Three months ended September 30, 2012				Nine months ended September 30, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$3.5	$(0.1)	$3.4	$257.5	$8.4	$(0.2)	$8.2	$667.4
Preferred stock available for sale	—	—	—	1.3	0.2	—	0.2	6.5
Equity securities available for sale	0.8	—	0.8	1.1	0.8	—	0.8	1.1
Other long-term investments			4.1	—			2.2	—
Gain on consolidation of O'Charley's and ABRH			—	—			72.5	—
Bargain purchase gain on O'Charley's			48.1	—			48.1	—
Gain on consolidation of Remy			78.8	—			78.8	—
Loss on early extinguishment of 5.25% bonds			(5.7)	—			(5.7)	—
Other assets			(7.0)	—			(12.5)	2.3
Total			$122.5	$259.9			$192.6	$677.3

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1.6	$—	$1.6	$235.1	$22.7	$(0.6)	$22.1	$921.7
Preferred stock available for sale	—	—	—	—	0.1	(0.1)	—	21.0
Equity securities available for sale	—	—	—	—	1.9	—	1.9	16.3
Other long-term investments			(5.7)	10.8			(3.5)	42.8
Other assets			(2.7)	2.3			(7.1)	6.1
Total			$(6.8)	$248.2			$13.4	$1,007.9
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2012 and December 31, 2011, investments in unconsolidated affiliates consisted of the following (in millions):

	Current Ownership	September 30, 2012	December 31, 2011
Ceridian	32%	$347.1	$352.8
Remy	—	—	141.8
Other	Various	19.6	51.9
Total		$366.7	$546.5
On August 14, 2012, we increased our ownership interest in Remy to 51% and began to consolidate their results of operations. In addition to our equity method investment in Remy, we held $29.7 million in par value of a Remy term loan as of December 31, 2011. The fair value of the term loan was $29.3 million as of December 31, 2011 and was included in our fixed maturity securities available for sale.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

We account for our equity in Ceridian on a three-month lag. We accounted for Remy on a one month lag until August 14, 2012, the date on which we gained control of Remy. Accordingly, our net earnings for the three-month and nine-month periods ended September 30, 2012, include our equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2012, and our net earnings for the three-month and nine-month periods ended September 30, 2011, include our equity in Ceridian’s earnings for the three-month and nine-month periods ended June 30, 2011. Our net earnings for the three-month and nine-month periods ended September 30, 2012, include our equity in earnings in Remy from June 1, 2012 through August 13, 2012 and December 1, 2011 through August 13, 2012, respectively. Our net earnings for the three-month and nine-month periods ended September 30, 2011, include our equity in Remy's earnings for the three-month and nine-month periods ended August 31, 2011. During the three-month periods ended September 30, 2012 and 2011, we recorded an aggregate of $3.7 million and $2.8 million, respectively, in equity in earnings and $7.1 million and $4.2 million, respectively, for the nine-month periods ended September 30, 2012 and 2011 of Ceridian and Remy. Equity in earnings of other unconsolidated affiliates was $1.3 million and $0.9 million for the three-month periods ended September 30, 2012 and 2011, and $5.7 million and $3.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our condensed consolidated financial statements is presented below.

	June 30, 2012	September 30, 2011
	(In millions)	(In millions)
Total current assets	$1,188.2	$1,154.0
Goodwill and other intangible assets, net	4,619.6	4,577.6
Other assets	4,614.1	4,259.6
Total assets	$10,421.9	$9,991.2
Current liabilities	$942.3	$892.0
Long-term obligations, less current portion	3,436.9	3,451.4
Other long-term liabilities	4,934.0	4,566.0
Total liabilities	9,313.2	8,909.4
Equity	1,108.7	1,081.8
Total liabilities and equity	$10,421.9	$9,991.2

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
	(In millions)
Total revenues	$355.5	$370.3	$1,122.7	$1,141.8
Loss before income taxes	(12.2)	(26.9)	(44.6)	(45.7)
Net loss	(8.6)	(21.9)	(37.7)	(32.3)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note F —Remy Derivative Financial Instruments and Concentration of Risk

The following risks and derivative instruments were added as part of the consolidation of Remy on August 14, 2012.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. As of September 30, 2012, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

Currency denomination
Foreign currency contract	September 30, 2012
South Korean Won Forward	$51.0
Mexican Peso Contracts	$65.5
Brazilian Real Forward	$6.1
Hungarian Forint Forward	€9.4
Great Britain Pound Forward	£1.7
Accumulated unrealized net gains of $3.0 million were recorded in accumulated other comprehensive earnings (loss) as of September 30, 2012 related to these instruments. As of September 30, 2012, gains related to these instruments of $2.5 million are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three and nine months ended September 30, 2012 was immaterial.
Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. The Term B Loan $150.0 million notional value interest rate swap expires December 31, 2013. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense in the accompanying Condensed Consolidated Statement of Earnings. The interest rate swaps reduce Remy's overall interest rate risk.
Commodity price risk
Remy production processes are dependent upon the supply of certain components whose raw materials are exposed to price fluctuations on the open market. The primary purpose of Remy's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Remy monitors commodity price risk exposures regularly to maximize the overall effectiveness of commodity forward contracts. The principal raw material hedged is copper. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to twenty-four months in the future. Additionally, Remy purchases certain commodities during the normal course of business which result in physical delivery and are excluded from hedge accounting.
Remy had thirty-five commodity price hedge contracts outstanding at September 30, 2012, with combined notional quantities of 5,769 metric tons of copper. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net gains of $0.1 million were recorded in accumulated other comprehensive earnings as of September 30, 2012 related to these contracts. As of September 30, 2012, net gains related to these contracts of $0.8 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and nine-month periods ended September 30, 2012 was immaterial.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Accounts receivable factoring arrangements
Remy has entered into factoring agreements with various domestic and European financial institutions to sell their accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Remy does not service any domestic accounts after the factoring has occurred. Remy does not have any servicing assets or liabilities. Remy utilizes factoring arrangements as an integral part of financing. The cost of factoring such accounts receivable is reflected in the accompanying Condensed Consolidated Statement of Earnings as interest expense with other financing costs. The cost of factoring such accounts receivable for the three and nine months ended September 30, 2012 was $0.9 million. Gross amounts factored under these facilities as of September 30, 2012 were $173.8 million.
Other
Remy's derivative positions and any related material collateral under master netting agreements are presented on a net basis.
For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the change in fair value method, are recognized in the accompanying Condensed Consolidated Statement of Earnings. Derivative gains and losses included in accumulated other comprehensive earnings for effective hedges are reclassified into the accompanying Condensed Consolidated Statement of Earnings upon recognition of the hedged transaction.
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying Condensed Consolidated Statement of Earnings. Remy's undesignated hedges are primarily foreign currency hedges as the entity with the derivative transaction does not bear the foreign currency risk, and Remy's interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. All asset and liability derivatives are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively, on the Condensed Consolidated Balance Sheet. The following table discloses the fair values of Remy's derivative instruments (in millions):

	September 30, 2012
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$0.9	$1.7
Foreign currency contracts	2.9	0.1
Total derivatives designated as hedging instruments	$3.8	$1.8

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$2.8

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (OCI) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Condensed Consolidated Statement of Earnings. The following table discloses the effect of Remy's derivative instruments for the three and nine months ended September 30, 2012 (in millions):

	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI into income (effective portion	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$0.7	$(1.1)	$—	$—
Foreign currency contracts	3.7	(0.2)	—	—
Total derivatives designated as hedging instruments	$4.4	$(1.3)	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(0.1)
Note G — Notes Payable
Notes payable consists of the following:

	September 30, 2012	December 31, 2011
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398.1	$—
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	281.4	279.5
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.8
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	—	236.4
Revolving Credit Facility, unsecured, unused portion of $800.0 at September 30, 2012, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	100.0
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.50% (3.73% at September 30, 2012), due May 31, 2017	76.5	—
Restaurant Group Revolving Credit Facility, unused portion of $54.9 at September 30, 2012 due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.50% (5.75% at September 30, 2012)	4.7	—
Remy Term (B) Loan, interest payable annually at LIBOR (floor of 1.75%) + 4.50% (6.25% at September 30, 2012), due December 2016	256.3	—
Other	33.9	0.1
	$1,350.7	$915.8

At September 30, 2012, the fair value of our long-term debt was $1,476.8 million and the carrying amount was $1,350.7 million. The fair value of our unsecured notes payable was $1,105.4 million as of September 30, 2012, based on established market prices for the securities on September 30, 2012 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $256.3 million, based on established market prices for the securities on September 30, 2012 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan is $76.5 million, based on established market prices for the securities on September 30, 2012 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Revolving Credit Facility is $4.7 million and is estimated using a discounted cash flow analysis based on current market interest rates and comparison of interest rates being paid to our current incremental borrowing rates for similar types of borrowing

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

arrangements and is considered a Level 3 financial liability.
On August 28, 2012, we completed an offering of $400.0 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $1.9 million, which is netted against the $400.0 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $395.5 million, after expenses, which were used to repay the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, the $50.0 million outstanding on our revolving credit facility, and the remainder is being held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On September 28, 2012, we used $242.3 million of the net proceeds of the issuance of the 5.50% notes to fund the repayment of the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes, including $0.6 million of unpaid interest and a $5.2 million make-whole call penalty, as the 5.25% unsecured notes had a stated maturity of March 2013.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85.0 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5.0 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2.0 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of September 30, 2012, the balance of the term loan was $76.5 million and the balance of the revolving loan was $4.7 million. ABRH had $20.4 million of outstanding letters of credit as of September 30, 2012. As of September 30, 2012, ABRH had $54.9 million of remaining borrowing capacity under our revolving credit facility.
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. During the quarter ending September 30, 2012, we paid the outstanding $50.0 million balance on the Revolving Credit Facility. As of September 30, 2012, there was no outstanding balance under the Revolving Credit Facility.
On August 2, 2011, we completed an offering of $300.0 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $21.5 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.3870 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock.
We used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million of outstanding debt on our Revolving Credit Facility.
In December 2010, Remy entered into a $300.0 million Term (B) Loan (“Term B”) facility. The Term B is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all Remy domestic assets other than accounts receivable and inventory pledged to the Asset-Based Revolving Credit Facility ("Remy Credit Facility"), as described below. The Term B bears an interest rate of LIBOR (subject to a floor of 1.75%) plus 4.5% per annum. The Term B matures on December 17, 2016. Principal payments in the amount of $0.8 million are due at the end of each calendar quarter with termination and final payment no later than December 17, 2016. The Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. The Term B also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of September 30, 2012.
At September 30, 2012, the average borrowing rate, including the impact of the interest rate swaps, was 7.07%.
In December 2010, Remy entered into a $95.0 million, five year Asset-Based Revolving Credit Facility, (the "Remy Credit Facility"). The Remy Credit Facility is secured by substantially all of Remy's domestic accounts receivable and inventory. It bears interest, varying with the level of available borrowing, at a defined Base Rate plus 1.00%-1.50% per annum or, at our election, at an applicable LIBOR Rate plus 2.00%-2.50% per annum and is paid monthly. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. At September 30, 2012, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding Remy letters of credit of $2.9 million, there was additional availability for borrowing of $69.2 million as of September 30, 2012. The Remy Credit Facility agreement matures on December 17, 2015.
Remy also has revolving credit facilities with four Korean banks with a total facility amount of approximately $16.1 million of which $8.0 million is borrowed at average interest rates of 4.61% at September 30, 2012. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5.3 million of which $2.4 million is borrowed at average interest rates of 2.96% at September 30, 2012. Also, in Belgium Remy has revolving loans with two banks for a credit facility of $3.6 million with no outstanding borrowings at September 30, 2012.
Principal maturities of notes payable at September 30, 2012, are as follows (in millions):

2012 (remaining)	$18.4
2013	11.3
2014	12.5
2015	12.6
2016	257.5
Thereafter	1,038.4
$1,350.7

Note H — Commitments and Contingencies

Legal and Regulatory Contingencies

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our title operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our insurance operations. We believe that no actions depart from customary litigation incidental to our insurance business.

Remy is a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

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

Operating Leases

Future minimum lease payments are as follows (in millions):

2012 (remaining)	$43.2
2013	163.1
2014	138.5
2015	113.7
2016	90.9
Thereafter	429.8
Total future minimum operating lease payments	$979.2

On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Purchase Obligations
The restaurant group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we used the existing market prices at September 30, 2012 to determine the amount of the obligation.
Purchase obligations of the restaurant group as of September 30, 2012 are as follows (in millions):

2012 (remaining)	$78.3
2013	162.4
2014	98.7
2015	73.3
2016	6.4
Thereafter	—
Total	$419.1
Note I — Dividends
On November 1, 2012, our Board of Directors declared cash dividends of $0.16 per share, payable on December 28, 2012, to shareholders of record as of December 14, 2012.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. As a result of the close on the sale of the flood insurance business in October 2011 and the close on the sale of our at-risk insurance business in May 2012, we reorganized our reporting segments to reflect the disposition of these businesses and the realignment of the remaining specialty businesses. As a result of combining O'Charley's with our investment in ABRH, which increased our ownership of ABRH to 55%, we have consolidated the operations of ABRH, including the O'Charley's group of companies, and added the restaurant group reporting segment. Restaurant group results include the results of operations of O'Charley's beginning April 9, 2012 and ABRH beginning May 11, 2012. As a result of our increase in ownership of Remy to 51%, we have consolidated the operations of Remy and added the Remy reporting segment. Remy results include the results of operations of Remy beginning August 14, 2012. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended September 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$1,005.6	$—	$—	$—	$1,005.6
Other revenues	420.2	—	—	15.3	435.5
Auto parts revenues	—	143.0	—	—	143.0
Restaurant revenues	—	—	297.9	—	297.9
Revenues from external customers	1,425.8	143.0	297.9	15.3	1,882.0
Interest and investment income, including net realized gains and losses	33.9	79.1	49.2	(4.3)	157.9
Total revenues	1,459.7	222.1	347.1	11.0	2,039.9
Depreciation and amortization	16.5	0.5	10.7	0.7	28.4
Interest expense	0.1	3.6	1.2	14.8	19.7
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	210.7	79.5	43.0	(32.5)	300.7
Income tax expense (benefit)	75.8	6.1	(2.5)	(8.8)	70.6
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	134.9	73.4	45.5	(23.7)	230.1
Equity in earnings (loss) of unconsolidated affiliates	1.3	5.5	—	(1.8)	5.0
Earnings (loss) from continuing operations	$136.2	$78.9	$45.5	$(25.5)	$235.1
Assets	$6,957.5	$1,226.1	$616.0	$936.3	$9,735.9
Goodwill	1,449.5	287.0	132.5	18.2	1,887.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the three months ended September 30, 2011:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$800.0	$—	$—	$—	$800.0
Other revenues	358.1	—	—	13.8	371.9
Revenues from external customers	1,158.1	—	—	13.8	1,171.9
Interest and investment income, including realized gains and losses	28.7	—	—	0.5	29.2
Total revenues	1,186.8	—	—	14.3	1,201.1
Depreciation and amortization	16.9	—	—	0.6	17.5
Interest expense	—	—	—	14.0	14.0
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	138.1	—	—	(26.5)	111.6
Income tax expense (benefit)	45.7	—	—	(6.8)	38.9
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	92.4	—	—	(19.7)	72.7
Equity in earnings (loss) of unconsolidated affiliates	0.6	9.8	0.3	(7.0)	3.7
Earnings (loss) from continuing operations	$93.0	$9.8	$0.3	$(26.7)	$76.4
Assets	$6,562.0	$150.8	$31.3	$1,133.6	$7,877.7
Goodwill	1,430.9	—	—	40.7	1,471.6

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the nine months ended September 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$2,719.5	$—	$—	$—	$2,719.5
Other revenues	1,208.3	—	—	43.7	1,252.0
Auto parts revenues	—	143.0	—	—	143.0
Restaurant revenues	—	—	550.8	—	550.8
Revenues from external customers	3,927.8	143.0	550.8	43.7	4,665.3
Interest and investment income, including realized gains and losses	108.5	79.1	120.6	(6.8)	301.4
Total revenues	4,036.3	222.1	671.4	36.9	4,966.7
Depreciation and amortization	48.6	0.5	20.0	2.2	71.3
Interest expense	0.4	3.6	2.0	44.2	50.2
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	532.3	79.5	105.7	(88.2)	629.3
Income tax expense (benefit)	191.7	6.1	20.1	(29.1)	188.8
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	340.6	73.4	85.6	(59.1)	440.5
Equity in earnings (loss) of unconsolidated affiliates	3.2	17.5	2.4	(10.3)	12.8
Earnings (loss) from continuing operations	$343.8	$90.9	$88.0	$(69.4)	$453.3
Assets	$6,957.5	$1,226.1	$616.0	$936.3	$9,735.9
Goodwill	1,449.5	287.0	132.5	18.2	1,887.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

As of and for the nine months ended September 30, 2011:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$2,388.1	$—	$—	$—	$2,388.1
Other revenues	1,022.6	—	—	35.6	1,058.2
Revenues from external customers	3,410.7	—	—	35.6	3,446.3
Interest and investment income, including realized gains and losses	120.2	—	—	0.2	120.4
Total revenues	3,530.9	—	—	35.8	3,566.7
Depreciation and amortization	53.5	—	—	2.1	55.6
Interest expense	0.8	—	—	41.3	42.1
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	388.1	—	—	(90.2)	297.9
Income tax expense (benefit)	135.6	—	—	(28.3)	107.3
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	252.5	—	—	(61.9)	190.6
Equity in earnings (loss) of unconsolidated affiliates	3.2	13.8	0.2	(9.5)	7.7
Earnings (loss) from continuing operations	$255.7	$13.8	$0.2	$(71.4)	$198.3
Assets	$6,562.0	$150.8	$31.3	$1,133.6	$7,877.7
Goodwill	1,430.9	—	—	40.7	1,471.6
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
Remy
This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
Restaurant Group
The restaurant group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. This segment also includes assets and goodwill of the recently acquired J. Alexander's company.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Note K — Missouri Title Certificate Claim

Chicago Title Insurance Company ("CTIC") was sued in a Missouri State Court by Abengoa, a multinational bioenergy corporation, for an alleged failure to identify all property owners within a certain radius of Abengoa' s site for its proposed new ethanol plant. Abengoa claimed the owners required to be notified for rezoning the plant site were not notified causing a delay in

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

rezoning that resulted in more than $48.4 million in lost profits and other damages. CTIC argued the certificate that identified the owners limited damages to the cost of the certificate, which was $500, that Abengoa could not show lost profits, and that Abengoa could only sue for breach of contract, not negligence. The court did not permit the jury to hear the damage limitation evidence, and ruled Abengoa could sue for negligence. On July 14, 2011 the jury returned a verdict and the court entered judgment against CTIC for approximately $48.4 million on a count of negligence. CTIC believed its defenses were meritorious, and filed post-trial motions and appeal. On July 17, 2012, the Missouri Court of Appeals, in an unpublished opinion, affirmed the previous judgment against CTIC. On August 1, 2012, we filed a motion for rehearing and an application request for transfer to the Missouri Supreme Court with the appeals court. The court denied our motions on August 21, 2012 and we filed our Petition to Transfer to the Missouri Supreme Court on September 5, 2012. On October 30, 2012, the Petition to Transfer to the Missouri Supreme Court was denied. As this matter is related to a title claim, we have reserved for the claim loss under our approximate $1.8 billion provision for title claim losses. Any loss in excess of a maximum retention of $10.0 million would be covered under our reinsurance treaty and we have provided notice to our reinsurers of the claim as well as recorded a reinsurance recoverable, which is included in Prepaid and other assets in on our Condensed Consolidated Balance Sheet as of September 30, 2012. We expect to pay the amount of the judgment, plus accrued interest, and receive the related reinsurance recovery, less our $10.0 million retention, during the fourth quarter of 2012. Due to the size of this matter, it could have an adverse effect on our cash flows in a particular period.

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
Overview
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. We also recently acquired 100% of J. Alexander's Corporation ("J. Alexander's"). In addition, we own a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.

We currently have four reporting segments as follows:

•
Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

•
Remy. This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

•
Restaurant Group. The restaurant group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks. This segment also includes the recently acquired J. Alexander's company.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Acquisition of Remy International, Inc.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31.3 million and cash acquired upon consolidation of Remy was $95.5 million. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179.2 million was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheets. A realized gain of $78.8 million was recognized in the three months ended September 30, 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations.
Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of September 30, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 219 company-owned restaurants in the legacy ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH, prior to the merger was $37.0 million and was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
Acquisition of J. Alexander's Corporation
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation ("J. Alexander's") for $14.50 per share. Total consideration paid was $77.3 million in cash, net of cash acquired of $4.9 million. Effective October 29, 2012, following a one-month waiting period required under the Tennessee Business Corporation Act, we completed the closing of the short-form merger with J. Alexander's and subsequently own 100% of J. Alexander's. We have consolidated the operations of J. Alexander's beginning September 26, 2012. J. Alexander's operates 33 J. Alexander's restaurants in 13 states.
Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $119.0 million. Accordingly, the results of this business (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $39.4 million for the three months ending September 30, 2011 and $57.1 million and $124.4 million for the nine months ending September 30, 2012 and 2011, respectively. Pre-tax (loss) earnings from the at-risk insurance business included in discontinued operations are $(14.4) million for the three months ending September 30, 2011, and $10.4 million and $(22.4) million for the nine months ending September 30, 2012 and 2011, respectively.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note was paid in full during the third quarter of 2012. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in the fourth quarter of 2011. Total revenues from the flood business included in discontinued operations were $55.0 million and $137.1 million for the three and nine months ending September 30, 2011, respectively. Pre-tax earnings from the flood business included in discontinued operations were $12.7 million and $26.7 million for the three and nine months ended September 30, 2011, respectively.
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
We have found that residential real estate activity is generally dependent on the following:

•	mortgage interest rates;

•	the mortgage funding supply; and

•	the strength of the United States economy, including employment levels.
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
According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.4 trillion, $1.6 trillion and $2.0 trillion in 2011, 2010 and 2009, respectively. As of October 2012, the MBA’s Mortgage Finance Forecast estimates an approximately $1.7 trillion mortgage origination market for 2012, with the increase primarily due to increased refinance transactions.
Since December of 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level through at least 2014. Mortgage interest rates remained at historically low levels throughout 2011 and continued to decrease in the first nine months of 2012.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program has had a positive impact on the volume of our refinance orders during the second and third quarter of 2012. We are uncertain to what degree the modified HARP program may affect our results in the future.
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
In addition to state-level regulation, segments of our title insurance business are subject to regulation by federal agencies, including the newly formed Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  A final version of these rules are expected to be published in early 2013.  We cannot be certain what impact, if any, the final rules, or the CFPB generally, will have on our title insurance business.

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

Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file due and a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and through 2012, we have experienced an increase in fee per file and in the volume of commercial transactions, which indicates an improvement in commercial markets.
Remy
Remy manufactures and sells auto parts, principally starter motors and alternators, as well as hybrid electric motors, for sale to original equipment manufacturers (OEM) and aftermarket customers. Remy manufactures products for automobiles as well as light and heavy duty commercial vehicles. The OEM market for auto parts is dependent on levels of new vehicle production, which in turn, is affected by the overall economy, consumer confidence, discounts and incentives offered by automakers and the availability of funds to finance purchases. In 2011, Remy's OEM sales benefited from an increase in vehicle sales by General Motors, Hyundai and other makers for which it supplies products, which resulted from the slowdown in production by their Japanese competitors in 2011 due to the tsunami in Japan. These competitors, who obtain their parts from other vendors, are retaking market share in 2012.
In its aftermarket operations, Remy's results are affected from period to period by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced and is expected to further reduce the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. When contracts are up for renewal, competitors tend to bid very aggressively to replace the incumbent supplier, although the cost of switching from the incumbent tends to mitigate this competition.
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
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$436.6	$374.0	$1,218.1	$1,054.1
Agency title insurance premiums	569.0	426.0	1,501.4	1,334.0
Escrow, title-related and other fees	435.5	371.9	1,252.0	1,058.2
Auto parts revenue	143.0	—	143.0	—
Restaurant revenue	297.9	—	550.8	—
Interest and investment income	35.4	36.0	108.8	107.0
Realized gains and losses, net	122.5	(6.8)	192.6	13.4
Total revenues	2,039.9	1,201.1	4,966.7	3,566.7
Expenses:
Personnel costs	472.8	397.0	1,330.4	1,169.8
Agent commissions	432.6	326.3	1,144.1	1,033.1
Other operating expenses	332.9	280.3	942.4	805.6
Cost of auto parts revenue, includes $6.3 million of depreciation and amortization	124.6	—	124.6	—
Cost of restaurant revenue	257.9	—	473.3	—
Depreciation and amortization	28.4	17.5	71.3	55.6
Provision for title claim losses	70.3	54.4	201.1	162.6
Interest expense	19.7	14.0	50.2	42.1
Total expenses	1,739.2	1,089.5	4,337.4	3,268.8
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	300.7	111.6	629.3	297.9
Income tax expense	70.6	38.9	188.8	107.3
Equity in earnings of unconsolidated affiliates	5.0	3.7	12.8	7.7
Net earnings from continuing operations	$235.1	$76.4	$453.3	$198.3
Orders opened by direct title operations	706,000	596,000	2,024,600	1,598,100
Orders closed by direct title operations	480,000	378,800	1,348,800	1,102,800
 Revenues.
Total revenues increased $838.8 million in the three months ended September 30, 2012, compared to the 2011 period. The increase consisted of increases of $272.9 million in the Fidelity National Title Group segment offset by a $3.3 million decrease in the corporate and other segment, an additional $347.1 million from the restaurant group segment and $222.1 million from the Remy segment. Total revenues increased $1,400.0 million in the nine months ended September 30, 2012, compared to the 2011 period. The increase was made up of increases of $505.4 million in the Fidelity National Title Group segment and $1.1 million in the corporate and other segment as well as an additional $671.4 million from the restaurant group and $222.1 million from the Remy segment.
Escrow, title-related and other fees increased $63.6 million, or 17.1%, in the three months ended September 30, 2012, from the 2011 period, consisting of increases of $62.1 million in the Fidelity National Title Group segment and $1.5 million in the corporate and other segment. Escrow, title-related and other fees increased $193.8 million, or 18.3% in the nine months ended September 30, 2012, from the 2011 period, consisting of an increase of $185.7 million in the Fidelity National Title Group segment and $8.1 million in the corporate and other segment.

Restaurant revenue includes the consolidated results of operations of ABRH. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $0.6 million in the three months ended September 30, 2012 compared to the 2011 period and increased $1.8 million in the nine months ended September 30, 2012 compared to the 2011 period.
Net realized gains and losses totaled $122.5 million and $(6.8) million in the three-month periods ended September 30, 2012 and 2011, respectively, and $192.6 million and $13.4 million in the nine-month periods ended September 30, 2012 and 2011, respectively. The increase in the three-month period is primarily the result of 2012 including a $78.8 million gain on the consolidation of Remy, a $48.1 bargain purchase gain on the acquisition of O'Charley's, a $4.0 million increase in the value of our structured notes, offset by a $5.7 million loss on the extinguishment of our 5.25% notes as well as a $7.2 million impairment on title plants. The increase in the nine-month period of 2012 also includes a $72.5 million gain on the merger of O'Charley's and ABRH and a $2.2 million gain on the sale of a small title agency in Illinois, offset by a $5.9 million impairment on land held at our majority-owned affiliate Cascade Timberlands.
Expenses.
Our operating expenses consist primarily of personnel costs and other operating expenses, which in our title insurance business are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized, as well as cost of auto parts revenue and cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes. As a result, direct title operations revenue lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs increased $75.8 million, or 19.1%, in the three months ended September 30, 2012, from the 2011 period, with an increase of $53.0 million in the Fidelity National Title Group segment, an additional $16.4 million from the restaurant group segment and $7.9 million from the Remy segment, offset by a decrease of $1.5 million in the corporate and other segment. Personnel costs increased $160.6 million, or 13.7%, in the nine months ended September 30, 2012, from the 2011 period, with increases of $141.5 million in the Fidelity National Title Group segment, an additional $24.7 million increase from the restaurant group segment and $7.9 million from the Remy segment, offset by a decrease of $13.5 million in the corporate and other segment.  Personnel costs as a percentage of total revenue were 23.2% and 33.1% in the three-month periods ended September 30, 2012 and 2011, respectively, and 26.8% and 32.8% in the nine-month periods ended September 30, 2012 and 2011, respectively. Average employee count, excluding Remy and the restaurant group, was 19,240 and 17,238 in the three-month periods ended September 30, 2012 and 2011, respectively, and 18,474 and 17,281 in the nine-month periods ended September 30, 2012 and 2011, respectively. There were 2,508 and 33,861 employees added with the consolidation of the restaurant group in the three and nine months ended September 30, 2012, respectively, and 6,705 employees added with the consolidation of Remy in the three months ended September 30, 2012. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $52.6 million in the three months ended September 30, 2012, from the 2011 period, reflecting increases of $25.4 million or 9.6% in the Fidelity National Title Group segment and $3.3 million in the corporate and other segment as well as $17.9 million from the restaurant group segment and $6.0 million from Remy. Other operating expenses increased $136.8 million in the nine months ended September 30, 2012, from the 2011 period, reflecting increases of $75.5 million or 9.9% in the Fidelity National Title Group segment and $9.6 million in the corporate and other segment as well as $45.7 million from the restaurant group segment and $6.0 million from Remy. In the Fidelity National Title Group segment, the increases in other operating expenses in both periods were due mainly to increases in the costs of sales, consistent with the increases in revenues. The increase in the corporate and other segment in the nine months ended September 30, 2012 was due primarily to the cost of sales on the sale of a parcel of land and timber at our majority owned affiliate Cascade Timberlands in the 2012 period.

Cost of auto parts revenue includes cost of raw materials, payroll and related costs and expenses directly related to manufacturing, and overhead expenses allocated to the costs of production such as depreciation and amortization at Remy. Remy results of operations are discussed in further detail at the segment level below.
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
Depreciation and amortization increased $10.9 million in the three months ended September 30, 2012, from the 2011 period and increased $15.7 million in the nine months ended September 30, 2012, from the 2011 period. The increase in both periods is due to $10.7 million in the three-month period and $20.0 million in the nine-month period of additional depreciation and amortization from the restaurant group. There was a $0.4 million and $4.9 million decrease in the three-month and nine-month periods in our Fidelity National Title Group segment due to older assets being fully depreciated and a decrease in capital spending over the past few years.
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
Interest expense increased $5.7 million in the three months ended September 30, 2012, from the 2011 period, and increased $8.1 million in the nine months ended September 30, 2012, from the 2011 period. The increase in the three and nine months ended September 30, 2012 is due to interest expense incurred on the 5.50% notes issued in August 2012 as well as $4.8 million and $5.6 million in the three and nine months ended September 30, 2012, respectively, from notes payable held at the restaurant group and Remy.
Income tax expense was $70.6 million and $38.9 million in the three-month periods ended September 30, 2012 and 2011, respectively, and $188.8 million and $107.3 million in the nine-month periods ended September 30, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes was 23% and 37% for the three-month periods ended September 30, 2012 and 2011, respectively, and 30% and 37% for the nine-month periods ended September 30, 2012 and 2011, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates dependent on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in the effective tax rate in the three and nine months ending September 30, 2012, from the corresponding 2011 period is due to a one-time tax benefit related to the bargain purchase gain on the O'Charley's acquisition and the consolidation of Remy.
Equity in earnings of unconsolidated affiliates was $5.0 million and $3.7 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $12.8 million and $7.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The equity in earnings in 2012 and 2011 consisted of net earnings related to our investment in Ceridian, Remy (prior to the consolidation in August 2012), and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In millions)
Revenues:
Direct title insurance premiums	$436.6	$374.0	$1,218.1	$1,054.1
Agency title insurance premiums	569.0	426.0	1,501.4	1,334.0
Escrow, title related and other fees	420.2	358.1	1,208.3	1,022.6
Interest and investment income	33.9	35.9	103.9	106.7
Realized gains and losses, net	—	(7.2)	4.6	13.5
Total revenues	1,459.7	1,186.8	4,036.3	3,530.9
Expenses:
Personnel costs	439.3	386.3	1,271.4	1,129.9
Other operating expenses	290.2	264.8	838.4	762.9
Agent commissions	432.6	326.3	1,144.1	1,033.1
Depreciation and amortization	16.5	16.9	48.6	53.5
Provision for title claim losses	70.3	54.4	201.1	162.6
Interest expense	0.1	—	0.4	0.8
Total expenses	1,249.0	1,048.7	3,504.0	3,142.8
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$210.7	$138.1	$532.3	$388.1

Total revenues for the Fidelity National Title Group segment increased $272.9 million, or 23.0%, in the three months ended September 30, 2012, from the 2011 period. Total revenues for this segment increased $505.4 million, or 14.3% in the nine months ended September 30, 2012, from the 2011 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2012	Total	2011	Total	2012	Total	2011	Total
	(Dollars in millions)
Title premiums from direct operations	$436.6	43.4%	$374.0	46.7%	$1,218.1	44.8%	$1,054.1	44.1%
Title premiums from agency operations	569.0	56.6	426.0	53.3	1,501.4	55.2	1,334.0	55.9
Total title premiums	$1,005.6	100.0%	$800.0	100.0%	$2,719.5	100.0%	$2,388.1	100.0%
Title insurance premiums increased 25.7% in the three months ended September 30, 2012 and 13.9% in the nine months ended September 30, 2012, as compared to the 2011 periods. The increase in the three-month period was made up of an increase in premiums from direct operations of $62.6 million, or 16.7%, and an increase in premiums from agency operations of $143.0 million, or 33.6%. The increase in the nine-month period was made up of an increase in premiums from direct operations of $164.0 million, or 15.6%, and an increase in premiums from agency operations of $167.4 million, or 12.5%.
The increase in title premiums from direct operations in the 2012 periods was primarily due to an increase in closed order volumes, offset by a decrease in fee per file. In the first nine months of 2012, mortgage interest rates were slightly lower than rates in the first nine months of 2011. Closed order volumes were 480,000 and 1,348,800 in the three and nine months ended September 30, 2012, respectively, compared with 378,800 and 1,102,800 in the three months and nine months ended September 30, 2011, respectively. The average fee per file in our direct operations was $1,467 and $1,456 in the three and nine months ended September 30, 2012, respectively, compared to $1,543 and $1,493 in the three and nine months ended September 30, 2011, respectively, with the decrease in both periods reflecting a higher volume of refinance transactions, as well as a small decrease in commercial transactions over the 2011 period, which typically have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees.

The increase in title premiums from agency operations is primarily the result of an increase in remitted and accrued agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has decreased since 2011 due to our agency operations typically garnering a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions. The increase in the three months ending September 30, 2012 was due to strengthening in the residential purchase environment for which our agency operations typically garner a higher percentage.

In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $39.6 million, or 27.3%, in the three months ended September 30, 2012 compared to the 2011 period, and increased $101.6 million, or 24.4%, in the nine months ended September 30, 2012 compared to the 2011 period, in each case due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $22.5 million, or 10.5%, in the three months ended September 30, 2012 compared to the 2011 period, and increased $84.1 million, or 13.9%, in the nine months ended September 30, 2012 compared to the 2011 period. The increase in both periods is primarily due to increases in our revenue from refinance and commercial transactions as well as increases in our other title related business, consistent with the title operations.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $53.0 million or 13.7% increase in the three-month periods ended September 30, 2012 and the $141.5 million or 12.5% increase in the nine-month period ended September 30, 2012 are due mainly to increases in opened and closed order counts and a related increase in employee levels. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51.3% and 52.8% for the three-month periods ended September 30, 2012 and 2011, respectively, and 52.4% and 54.4% for the nine-month periods ended September 30, 2012 and 2011, respectively. Average employee count was 19,186 and 16,694 in the three-month periods ended September 30, 2012 and 2011, respectively, and 18,302 and 16,752 in the nine-month periods ended September 30, 2012 and 2011, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2012	%	2011	%	2012	%	2011	%
	(Dollars in millions)
Agent premiums	$569.0	100.0%	$426.0	100.0%	$1,501.4	100.0%	$1,334.0	100.0%
Agent commissions	432.6	76.0%	326.3	76.6%	1,144.1	76.2%	1,033.1	77.4%
Net retained agent premiums	$136.4	24.0%	$99.7	23.4%	$357.3	23.8%	$300.9	22.6%
Net margin from agency title insurance premiums as a percentage of total agency premiums was 24.0% and 23.4% in the three-month periods ended September 30, 2012 and 2011, respectively, and 23.8% and 22.6% in the nine-month periods ended September 30, 2012 and 2011, respectively. The increase in net margin is due primarily to the modification of various agency agreements since 2011 which resulted in an increase to our retained premium.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our title claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for title claim losses. The claim loss provision for title insurance was $70.3 million and $54.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, and was $201.1 million and $162.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively, and reflects an average provision rate of 7.0% and 6.8% of title premiums in the three-month periods ended September 30, 2012 and 2011, respectively and 7.0% and 6.8% in the nine-month periods ending September 30, 2012 and 2011, respectively. Also included in the provision for title claim losses in the 2012 periods is a $10.8 million impairment recorded on an asset previously recouped as part of a claim settlement. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Remy
The results reflected in the three and nine-month periods ended September 30, 2012, reflect results of Remy and subsidiaries as of the date of acquisition, August 14, 2012 through September 30, 2012.

Three and nine months ended
September 30, 2012
(In millions)
Revenues:
Auto parts revenue	$143.0
Interest and investment income	0.2
Realized gains and losses, net	78.9
Total revenues	222.1
Expenses:
Personnel costs	7.9
Cost of auto parts revenue, includes $6.3 million of depreciation and amortization	124.6
Other operating expenses	6.0
Depreciation and amortization	0.5
Interest expense	3.6
Total expenses	142.6
Earnings from continuing operations before income taxes	$79.5
Previously we had a $179.2 million investment in Remy which was included in investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $78.8 million realized gain during the three and nine months ended September 30, 2012. Results were negatively affected during the quarter by a one-time mark-to-market fair value adjustment to Remy's finished goods inventory as a result of the purchase accounting related to the Remy acquisition.
Restaurant Group
The results reflected in the three and nine-month periods ended September 30, 2012, reflect results of O'Charley's Inc. and subsidiaries as of the date of acquisition, April 9, 2012 through September 30, 2012 as well as the results of ABRH as of the date of merger with O'Charley's, May 11, 2012 through September 30, 2012.

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
	(In millions)	(In millions)
Revenues:
Restaurant revenue	$297.9	$550.8
Realized gains and losses, net	49.2	120.6
Total revenues	347.1	671.4
Expenses:
Personnel costs	16.4	24.7
Cost of restaurant revenue	257.9	473.3
Other operating expenses	17.9	45.7
Depreciation and amortization	10.7	20.0
Interest expense	1.2	2.0
Total expenses	304.1	565.7
Earnings from continuing operations before income taxes	$43.0	$105.7
Previously we had a $13.8 million investment in common stock of O'Charley's, which was included in Equity securities available for sale on the Condensed Consolidated Balance Sheet and a $37.2 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $72.5 million realized gain during the nine months ended September 30, 2012. We also recognized a $48.1 million bargain purchase gain relating to the acquisition of O'Charley's, see Note B for further discussion. Also included in the results of operations of the restaurant group for the three and nine-month periods ended September 30, 2012 were $4.5 million and $14.4 million, respectively, of acquisition, transaction, and integration costs related to the O'Charley's tender offer and the subsequent merger with ABRH.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian. The corporate and other segment generated revenues of $11.0 million and $14.3 million in the three-month periods ended September 30, 2012 and 2011, respectively, and $36.9 million and $35.8 million in the nine-month periods ended September 30, 2012 and 2011, respectively.
Other fees increased $1.5 million or 10.9% in the three months ended September 30, 2012 compared to the 2011 period and increased $8.1 million or 22.8% in the nine months ended September 30, 2012 compared to the 2011 period. The increase in the nine months ended September 30, 2012 is primarily due to the 2012 period sale of a parcel of land and timber at our majority-owned affiliate Cascade Timberlands.
Personnel costs decreased $1.5 million in the three months ended September 30, 2012 compared to the 2011 period and $13.5 million in the nine months ended September 30, 2012 compared to the 2011 period, in both cases due to higher bonus accruals in the 2011 period, earned as part of our cost savings initiative which ended in October of 2011.
This segment generated pretax losses of $32.5 million and $26.5 million in the three-month periods ended September 30, 2012 and 2011, respectively, and $88.2 million and $90.2 million in the nine-month periods ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.14 per share for the third quarter of 2012, or approximately $31.2 million. On November 1, 2012, our Board of Directors declared cash dividends of $0.16 per share, payable on December 28, 2012, to shareholders of record as of December 14, 2012. The declaration of any future dividends is at the discretion of our Board of Directors. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2011, $2,203.3 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2012, our title subsidiaries could pay or make distributions to us of approximately $48.7 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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

Our cash flows provided by operations for the nine months ended September 30, 2012 and 2011 totaled $377.0 million and  $55.3 million, respectively, with the increase related primarily to increased earnings from continuing operations in the 2012 period as well as lower claim payments in the 2012 period compared to 2011.
Capital Expenditures. Total capital expenditures for property and equipment were $42.7 million and $22.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively, with the increase primarily relating to capital expenditures in our restaurant group segment to remodel several locations.
Financing. For a discussion of our financing, see Note G on Notes Payable in the Notes to Condensed Consolidated Financial Statements.
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
Contractual Obligations. Changes have been made to our payout schedule for notes payable relating to the amendment and extension of the Revolving Credit Facility, reducing the size of the facility from $925.0 million to $800.0 million and extending the maturity date from March 31, 2012 to April 10, 2016 as well as the issuance of our 5.50% notes in August 2012 and the early extinguishment of our 5.25% notes previously due March 2013. Also, Remy is party to a $300.0 million term loan with a maturity date of December 17, 2016, and ABRH is party to an $85 million term loan with a maturity date of May 31, 2017. See Note G on Notes Payable in the Condensed Consolidated Financial Statements, as well as the payout schedule below for further information on these obligations.
Also, as part of the consolidation of Remy, O'Charley's and ABRH, we became party to the following long-term contractual obligations:
The restaurant group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at September 30, 2012 to determine the amount of the obligation.
Remy has long-term customer obligations related to outstanding customer contracts. These contracts designate Remy to be the exclusive supplier to the respective customer, product line or distribution center and require Remy to compensate these customers over several years for store support. Remy has also entered into arrangements with certain customers under which cores, a key component in its remanufacturing operations, are purchased and held in inventory. Credits to be issued to these customers for these arrangements are recorded at net present value and are reflected as long-term customer obligations.
Remy sponsors multiple defined benefit pension plans that cover a significant portion of their U.S. employees and certain U.K. employees. The plans for U.S. employees were frozen in 2006.
Remy, and the restaurant group are also party to multiple operating leases with various maturities.

The following table sets forth our contractual obligations at September 30, 2012:

	2012 (Remaining)	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Notes payable	$18.4	$11.3	$12.5	$12.6	$257.5	$1,038.4	$1,350.7
Operating lease payments	43.2	163.1	138.6	113.7	90.9	429.7	979.2
Pension payments	4.7	16.0	15.6	15.3	15.1	115.5	182.2
Title claim losses	115.0	341.1	272.0	212.4	154.7	747.1	1,842.3
Other benefit payments	0.8	3.1	2.9	2.6	2.4	12.2	24.0
Unconditional purchase obligations	82.5	171.7	102.9	73.3	6.4	—	436.8
Total	$264.6	$706.3	$544.5	$429.9	$527.0	$2,342.9	$4,815.2
As of September 30, 2012, we had title insurance reserves of $1,842.3 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
Capital Stock Transactions. On July 21, 2009, our Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the three months ended September 30, 2012, we repurchased a total of 1,015,000 shares for $19.1 million, or an average of $18.83 per share. In the nine months ended September 30, 2012, we repurchased a total of 1,150,000 shares for $21.7 million, or an average of $18.87 per share, under this program. This program expired July 31, 2012. We repurchased a total of 16,528,512 shares for $243.4 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the nine months ended September 30, 2012, we did not repurchase any shares under this program, and there are 15 million shares available to be repurchased under this new program.
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
On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of our remaining investment was $50.1 million as of September 30, 2012.

Foreign Currency Risk. Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. See Note F for further discussion.
Interest rate risk. During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of our Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. The Term B Loan $150.0 million notional value interest rate swap expires December 31, 2013. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense in the accompanying Condensed Consolidated Statement of Earnings.
The interest rate swaps reduce our overall interest rate risk.
Commodity price risk Remy production processes are dependent upon the supply of certain components whose raw materials are exposed to price fluctuations on the open market. The primary purpose of our commodity price forward contract activity is to manage the volatility associated with forecasted purchases. We monitor our commodity price risk exposures regularly to maximize the overall effectiveness of our commodity forward contracts. The principal raw material hedged is copper. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to twenty-four months in the future. Additionally, we purchase certain commodities during the normal course of business which result in physical delivery and are excluded from hedge accounting.
We had thirty-five commodity price hedge contracts outstanding at September 30, 2012, with combined notional quantities of 5,769 metric tons of copper. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $0.8 million were recorded in Accumulated other comprehensive earnings as of September 30, 2012. As of September 30, 2012, losses of $0.5 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and nine-month period ended September 30, 2012 was immaterial.
Concentrations of credit risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Critical Accounting Policies
There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.
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
Remy is subject to market risk from fluctuations in foreign currency exchange rates, interest rates and commodity prices. Remy manages foreign currency exchange rate risk, interest rate risk and commodity price risk by using various derivative instruments. Remy is also exposed to credit loss in the event of nonperformance by the counterparties to these derivative financial instruments.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the following additional risks as a result of the addition of our Remy segment. See discussion of the Acquisition of Remy in Note B to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Our business, financial condition and results of operations could be adversely affected by risks affecting Remy.

Any material adverse change in Remy's financial position or results of operations could adversely affect our financial position or results of operations. Remy's results are affected by factors such as general economic conditions, levels of demand for new light and commercial vehicles, fuel prices, the product life of new and replacement parts, product liability and warranty claims related to its products, litigation and other disputes, and changes in the cost and availability of raw materials and components utilized in the manufacturing of its products. In addition, Remy's results also are influenced by technological innovations, relationships with its key customers and their success in the marketplace, and Remy's ability to compete successfully with its competitors. If Remy is not able to respond effectively to one or more of these risks, it could have a material adverse impact on its results of operations, which, in turn, would adversely impact our financial condition and results of operations.

Given the international reach of its business, Remy is also subject to risks inherent in conducting business outside the United States, including foreign currency fluctuations, local political climates, export and import restrictions, and compliance with government laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.S. Export Administration Act. Any failure to manage these risks and requirements could harm Remy's business, financial condition or results of operations, which would similarly affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
7/1/2012 - 7/31/2012	1,015,000	$18.83	16,528,512	—
8/1/2012 - 8/31/2012	—	—	—	15,000,000
9/1/2012 - 9/30-2012	—	—	—	15,000,000
Total	1,015,000	$18.83	16,528,512

(1)
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we can repurchase up to 15 million shares or our common stock. On January 27, 2011, our Board of Directors approved an increase of 5 million shares that may be repurchased under the program.

(2)
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012. Under the stock repurchase program, we can repurchase up to 15 million shares or our common stock.

(3)	The 2009 plan expired on July 31, 2012.

(4)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).

10.2
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).

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

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2012	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).

10.2
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011).

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

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.