Form 10-K
period 2012-12-31
Fidelity National Financial, Inc.
filed 2013-02-27
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $4,081,912,032 based on the closing price of $19.26 as reported by the New York Stock Exchange.

As of January 31, 2013, there were 228,595,354 shares of Common Stock outstanding.

The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2012, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
We are a leading provider of title insurance, mortgage services and other diversified services. We are the nation's largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. We also own 100% of J. Alexander's LLC ("J. Alexander's"). In addition, we own a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks. This segment also includes the recently acquired J. Alexander's.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Competitive Strengths
We believe that our competitive strengths include the following:
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2012, our insurance companies had a 33.7% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes almost 1,200 direct residential title offices and approximately 5,000 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
Competitive cost structure.  We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation of title order activity and management of our cost structure. When compared to our industry competitors, we also believe that our structure is more efficiently designed; which allows us to operate with lower overhead costs.
Commercial title insurance.  While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of agents, attorneys, underwriters and closers that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.

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
We believe that our competitive strengths position us well to take advantage of future changes to the real estate market.
Strategy
Fidelity National Title Group
Our strategy in the title insurance business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to do the following:

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

•
Consistently deliver superior customer service.  We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers, in all aspects of our business.

•
Manage our operations successfully through business cycles.  We operate in a cyclical industry and our ability to diversify our revenue base within our core title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. We continue to monitor, evaluate and execute upon the consolidation of administrative functions, legal entity structure, and office consolidation, as necessary, to respond to the continually changing marketplace. We maintain shorter durations on our investment portfolio to mitigate our interest rate risk. A more detailed discussion of our investment strategies is included in “Investment Policies and Investment Portfolio.”

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

Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings
Acquisitions have been an important part of our growth strategy. On an ongoing basis, with assistance from our advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions, as well as possible means of financing the growth and operations of our business units or raising funds, through securities offerings or otherwise, for debt repayment or other purposes. In the future, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. There can be no assurance, however, that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, and to expand into other businesses or where we otherwise saw value.
On December 31, 2012, we acquired Digital Insurance, Inc. ("Digital Insurance"). Total consideration paid was $98.2 million in cash, net of cash acquired of $3.1 million. We have consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is the nation's leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses.
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation for $14.50 per share. Total consideration paid was $70.4 million in cash, net of cash acquired of $6.9 million. Effective October 29, 2012, following a one-month waiting period required under the Tennessee Business Corporation Act, we completed the closing of the short-form merger with J. Alexander's and now own 100% of J. Alexander's, which later became J. Alexander's LLC. We have consolidated the operations of J. Alexander's beginning September 26, 2012. As of December 31, 2012, J. Alexander's operates 33 J. Alexander's restaurants in 13 states. Subsequent to year-end on February 25, 2013, we merged Stoney River Legendary Steaks into J. Alexander's.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy, increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31.3 million and cash acquired upon consolidation of Remy was $95.5 million. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179.2 million was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. A realized gain of $78.8 million was recognized in 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations.
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 218 company-owned restaurants in the ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH, prior to the merger, was $37.0 million and was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in Equity securities available for sale on the Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
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
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note was paid in full during 2012. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in 2011.
Remy
Remy's strategy is to be the leading global manufacturer and remanufacturer of starters and alternators, yielding superior financial returns, as well as seeking to be a leading participant in the growing production of hybrid electric motors. We believe there are significant opportunities for future growth in this industry.

Remy's strategies for capitalizing on these opportunities include the following:

•
Building on market-leading positions in commercial vehicle products by producing durable, high-output starters and alternators for commercial vehicles in both original equipment ("OE") and aftermarket.

•	Commitment to expanding manufacturing in growth markets in Asia and South America.

•	Continue to invest in hybrid electric motors for commercial vehicles.

•
Continue to leverage the benefits of having an OE and aftermarket presence, seeking to provide our aftermarket customers with new products faster than competitors and providing its OE business with useful knowledge regarding long-term product performance and durability.

•
Continue to provide value-added services that enhance customer performance, including category management services that strengthen its customer relationships, support customer growth and improve product category profitability.

•	Selectively pursue strategic partnerships and acquisitions that leverage its core competencies.

Restaurant Group
Our restaurant operations are focused in the family dining, casual dining and upscale-casual dining segments. The Restaurant Group's strategy is to manage our business to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined synergies of our operating companies to provide purchasing power and other shared service functions. We expect to continue to maintain a strong balance sheet for our Restaurant Group to support future acquisitions and to provide stability in all operating environments.

Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2012 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry has decreased from its highest at $17.8 billion in 2005 to its lowest of $10.4 billion in 2011. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions have declined from 2007-2011. Beginning in 2008 and continuing through 2011, the mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions. Multiple banks failed during this time and others may fail in the future, reducing the capacity of the mortgage industry to make loans. During this time, lenders have tightened their underwriting standards which has made it more difficult for buyers to qualify for new loans. However, during this same period, interest rates declined to historically low levels, which spurred higher refinance activity in the period 2009 through 2012. We began to see a stabilization in the volume and average price of residential real estate during 2012. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
 The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 88% of net premiums written in 2011. Over 30 independent title insurance companies accounted for the remaining 12% of net premiums written in 2011. In December 2008, we acquired LFG’s two principal title insurance underwriters, Commonwealth and Lawyers (the "LFG Underwriters"). Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
Title insurance premiums paid in connection with a title insurance policy are based on (and typically are a percentage of) either the amount of the mortgage loan or the purchase price of the property insured. Applicable state insurance regulations or regulatory practices may limit the maximum, or in some cases the minimum, premium that can be charged on a policy. Title insurance premiums are due in full at the closing of the real estate transaction. A lender’s policy generally terminates upon the refinancing or resale of the property.
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
We have just under 1,200 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including New York, Los Angeles, Chicago, Atlanta, Dallas, Philadelphia, Phoenix, Seattle, Boston, Washington D.C., and Houston.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically decrease the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2012, we transact business with approximately 5,000 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,736.0	45.2%	$1,431.5	43.9%	$1,404.5	38.6%
Agency	2,100.5	54.8	1,829.6	56.1	2,236.7	61.4
Total title insurance premiums	$3,836.5	100.0%	$3,261.1	100.0%	$3,641.2	100.0%
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
Geographic Operations.  Our direct title operations are divided into approximately 140 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider.

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$659.6	17.2%	$515.3	15.8%	$570.0	15.7%
Texas	495.5	12.9	401.2	12.3	412.1	11.3
New York	282.2	7.4	262.9	8.0	284.4	7.8
Florida	258.5	6.7	214.2	6.6	226.5	6.2
Illinois	183.8	4.8	149.2	4.6	156.9	4.3
All others	1,956.9	51.0	1,718.3	52.7	1,991.3	54.7
Totals	$3,836.5	100.0%	$3,261.1	100.0%	$3,641.2	100.0%
Remy generates revenue in multiple geographic locations. Revenues are attributed to geographic locations based on the point of sale.

Auto parts revenue in our Remy segment by region was as follows:

2012
United States	66.0%
Asia Pacific	20.0%
Europe	8.8%
South America	4.2%
Mexico	0.5%
Canada	0.5%
Total	100.0%

Our Restaurant Group operates restaurants in 45 states throughout the United States.
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including collection and trust activities, trustee's sales guarantees, recordings and reconveyances, and home warranty services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees represented approximately 23.7%, 29.5%, and 25.9% of our revenues in 2012, 2011, and 2010, respectively.
Sales and Marketing. We market and distribute our title and escrow products and services to customers in the residential and commercial market sectors of the real estate industry through customer solicitation by sales personnel. Although in many instances the individual homeowner is the beneficiary of a title insurance policy, we do not focus our marketing efforts on the homeowner. We actively encourage our sales personnel to develop new business relationships with persons in the real estate community, such as real estate sales agents and brokers, financial institutions, independent escrow companies and title agents, real estate developers, mortgage brokers and attorneys who order title insurance policies for their clients. While our smaller, local clients remain important, large customers, such as national residential mortgage lenders, real estate investment trusts and developers are an important part of our business. The buying criteria of locally based clients differ from those of large, geographically diverse customers in that the former tend to emphasize personal relationships and ease of transaction execution, while the latter generally place more emphasis on consistent product delivery across diverse geographical regions and the ability of service providers to meet their information systems requirements for electronic product delivery.
Claims. An important part of our operations is the handling of title and escrow claims. We employ a large staff of attorneys in our claims department. Our claims processing centers are located in Omaha, Nebraska and Jacksonville, Florida. In-house claims counsel who handle larger claims are also located in other parts of the country.
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
Claims can be complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed. In our commercial title business, we may issue polices with face amounts well in excess of $100.0 million, and from time to time claims are submitted with respect to large policies. We believe we are appropriately reserved with respect to all claims (large and small) that we currently face. Occasionally we experience large losses from title policies that have been issued or from our escrow operations, or overall worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Claims can result in litigation in which we may represent our insured and/or ourselves. We consider this type of litigation to be an ordinary course aspect of the conduct of our business.
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single occurrence. Through March 1, 2013, our excess of loss coverage is split into two tiers. The first tier provides coverage for residential and commercial transactions up to $100.0 million per loss occurrence, subject to a $10.0 million retention per loss. Prior to any recovery, there is also an additional $5.0 million aggregate retention. The second tier provides additional coverage for commercial transactions in excess of $100.0 million of loss per occurrence up to $400.0 million per occurrence, with the Company participating at 20.0%. We are currently in process of negotiating the terms and conditions of our 2013 - 2014 coverages.
 In addition to reinsurance, we carry errors and omissions insurance and fidelity bond coverage, each of which can provide protection to us in the event of certain types of losses that can occur in our businesses.
Our policy is to be selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we periodically review the financial condition of our reinsurers.
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
Competition.  Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Independent agency operations account for 54.8% of our total title insurance premiums. Several of the smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
 Regulation. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states which set rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2012, the combined statutory unearned premium reserve required and reported for our title insurers was $1,777.7 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
Each of our insurance subsidiaries is regulated by the insurance regulatory authority in its respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile are the primary regulators of our insurance subsidiaries. Each of the insurers is subject to periodic regulatory financial examination by regulatory authorities.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2013, our directly owned title insurers can pay dividends or make distributions to us of approximately $255.4 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,381.1 million and $894.7 million as of December 31, 2012 and 2011, respectively. The combined statutory earnings (loss) of our title insurers were $272.9 million, $151.1 million, and $(46.6) million for the years ended December 31, 2012, 2011, and 2010, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2012.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers

Title Company. These companies were in compliance with their respective minimum net worth requirements at December 31, 2012.
 From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay fines or claims or take other actions. For further discussion, see item 3, Legal Proceedings.
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
 Demotech states that its ratings of “A´´ (A double prime)” and “A´ (A prime)” reflect its opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned either of those ratings possess “Unsurpassed” financial stability related to maintaining positive surplus as regards policyholders. The “A” rating reflects Demotech's opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned such rating possess “Exceptional” financial stability related to maintaining positive surplus as regards policyholders. The “A´´ (A double prime)”, “A´ (A prime)” and "A" ratings are the three highest ratings of Demotech's five ratings.
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
Patents, Trademarks and Other Intellectual Property
We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise across our businesses. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours.
Technology and Research and Development
 As a national provider of real estate transaction products and services, we participate in a dynamic industry that is subject to significant regulatory requirements, frequent new product and service introductions, and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our title segment service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We continue to improve the process of ordering title and escrow services and improve the delivery of our products to our customers. In order to meet new regulatory requirements, we also continue to expand our data collection and reporting abilities.
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
As of December 31, 2012 and 2011, the carrying amount, which approximates the fair value, of total investments, excluding investments in unconsolidated affiliates, was $3.7 billion and $3.5 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2012 and 2011:

	December 31,
	2012				2011
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$439.3	13.7%	$464.2	13.8%	$534.7	17.3%	$565.1	17.7%
Aa/AA	1,005.3	31.4	1,054.0	31.4	1,084.8	35.1	1,139.5	35.6
A	799.2	24.9	843.1	25.1	728.2	23.5	759.0	23.7
Baa/BBB	721.7	22.5	758.1	22.6	505.7	16.3	516.2	16.1
Ba/BB/B	200.0	6.2	203.1	6.1	159.6	5.2	153.4	4.8
Lower	13.8	0.4	8.1	0.2	68.4	2.2	55.1	1.7
Other (2)	27.2	0.9	26.1	0.8	11.6	0.4	11.9	0.4
	$3,206.5	100.0%	$3,356.7	100.0%	$3,093.0	100.0%	$3,200.2	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2012
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$244.6	8.2%	$248.0	7.9%
After one year through five years	1,689.6	56.3	1,760.1	56.0
After five years through ten years	902.3	30.1	960.2	30.6
After ten years	17.7	0.6	18.0	0.6
Mortgage-backed/asset-backed securities	145.4	4.8	153.5	4.9
	$2,999.6	100.0%	$3,139.8	100.0%
At December 31, 2012 substantially all of our mortgage-backed and asset-backed securities are rated AAA by Moody's. The mortgage-backed and asset-backed securities are made up of $111.4 million of agency-backed mortgage-backed securities, $9.9 million of agency-backed collateralized mortgage obligations, $22.0 million of commercial mortgage-backed securities, and $10.2 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $1,476.6 million and a fair value of $1,533.2 million were callable or had make-whole call provisions at December 31, 2012.
Our equity securities at December 31, 2012 and 2011 consisted of investments at a cost basis of $102.9 million and $83.2 million, respectively, and fair value of $137.6 million and $105.7 million, respectively. The balance of equity securities at December 31, 2012 and 2011 contains an investment in Fidelity National Information Services ("FIS") stock, a related party. The fair value of our investment in FIS stock was $55.8 million and $42.6 million as of December 31, 2012 and 2011, respectively. There were no significant investments in banks, trust or insurance companies at December 31, 2012 or 2011.
At December 31, 2012 and 2011, we also held $392.2 million and $546.5 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian and Remy in 2011.
 As of December 31, 2012 and 2011, Other long-term investments included structured notes at a fair value of $40.8 million, which were purchased in the third quarter of 2009. Also included in Other long-term investments were investments accounted for using the cost method of accounting of $63.8 million and $36.7 million, as of December 31, 2012 and 2011, respectively.

 Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2012 and 2011, short-term investments amounted to $61.9 million and $50.4 million, respectively.
Our investment results for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
	(Dollars in millions)
Net investment income (1)	$162.9	$164.8	$156.6
Average invested assets	$3,697.8	$3,792.2	$3,928.7
Effective return on average invested assets	4.4%	4.3%	4.0%
______________________________________

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.
Employees
As of January 25, 2013, we had approximately 60,451 full-time equivalent employees, which includes 19,854 in our Fidelity National Title segment, 33,859 in our Restaurant Group segment and 6,631 in our Remy segment in our remaining segments. We monitor our staffing levels based on current economic activity. Except for approximately 3,000 of Remy's employees, none of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
 Statement Regarding Forward-Looking Information
 The statements contained in this Form 10-K or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the State of California, the source of approximately 17.2% of our title insurance premiums;

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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast currently estimates an approximately $1.4 trillion mortgage origination market for 2013, which would be a decrease of 22.2% from 2012. The MBA forecasts that the 22.2% decrease will result almost entirely from decreased refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $1,908.5 million, or 19.3% of our total assets, as of December 31, 2012. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2012. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities and preferred stock in order to take advantage of perceived value and for strategic purposes. In the past, economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition. We own a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions. If the fair value of this company were to decline below book value, we would be required to write down the value of our investment, which could have a material negative impact on our results of operations and financial condition. If this company were to experience significant negative volatility in its results of operations it would have a material adverse effect on our own results of operations due to our inclusion of our portion of its earnings in our results of operations.

If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $7.5 billion at December 31, 2012. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Our average provision for claim losses was 7.0% of title premiums in 2012. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
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
Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In almost all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory.
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
Because we are dependent upon California for approximately 17.2 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
California is the largest source of revenue for the title insurance industry and, in 2012, California-based premiums accounted for 36.9% of premiums earned by our direct operations and 0.9% of our agency premium revenues. In the aggregate, California accounted for approximately 17.2% of our total title insurance premiums for 2012. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2013, our title insurers may pay dividends or make distributions to us without prior regulatory approval of approximately $255.4 million.
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
William P. Foley, II, is the executive chairman of our Board of Directors and the Vice Chairman of the Board of FIS. As a result of these roles, he has obligations to us and FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, FIS and FNF have several other overlapping directors and officers.
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
Our acquired restaurant companies face certain risks that could negatively impact their results of operations. These risks include such things as the risks of continued unfavorable economic conditions, changing consumer preferences, unfavorable publicity, increasing food and labor costs, effectiveness of marketing campaigns, and the ability to compete successfully with other restaurants. In addition, risks related to supply chain, food quality, and protecting guests' personal information are inherent to the restaurant business. These companies are also subject to compliance with extensive government laws and regulations related to the manufacture, preparation, and sale of food and alcohol. If our restaurant companies are not able to respond effectively to one or more of these risks, it could have a material adverse impact on the results of operations of those businesses.
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
Fidelity National Title Group
Fidelity National Title Group's corporate headquarters are on our campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties (see Note M to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 43 states, Washington, DC, Puerto Rico, Canada, India and Mexico.
Remy
Remy's world headquarters is located in Pendleton, Indiana. The majority of Remy's facilities, including the world headquarters are leased from third parties (see Note M to Notes to Consolidated Financial Statements). Remy's subsidiaries conduct their business operations in 10 countries including the United States, Belgium, Hungary, the United Kingdom, Brazil, Canada, China, Mexico, South Korea and Tunisia.
Restaurant Group
The Restaurant Group's headquarters is located in Nashville, Tennessee with other office locations in Woburn, Massachusetts and Denver, Colorado.  The majority of the restaurants are leased from third parties, and are located in 45 states.

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
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities that may require us to pay fines or claims or take other actions.

Item 4.	Mine Safety Disclosure
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2012
First quarter	$18.54	$15.66	$0.14
Second quarter	19.70	17.62	0.14
Third quarter	21.48	18.07	0.14
Fourth quarter	24.30	20.71	0.16

Year ended December 31, 2011
First quarter	$14.86	$13.07	$0.12
Second quarter	16.15	14.14	0.12
Third quarter	17.43	14.58	0.12
Fourth quarter	16.46	14.03	0.12

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total stockholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2012. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2007, with dividends reinvested over the periods indicated.
Comparison of 5 Year Cumulative Total Return
Among Fidelity National Financial, Inc., the S&P 500 Index
and Peer Group

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

Fidelity National Financial, Inc.	100.00	130.30	102.87	109.76	131.92	200.79
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	87.68	95.54	78.24	68.75	136.32
On January 31, 2013, the last reported sale price of our common stock on the New York Stock Exchange was $25.10 per share and we had approximately 5,158 stockholders of record.
On January 30, 2013, our Board of Directors formally declared a $0.16 per share cash dividend that is payable on March 29, 2013 to stockholders of record as of March 15, 2013.
Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders. Our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2012, $1,997.1 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2013, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $255.4 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2012, we repurchased a total of 1,150,000 shares for $21.7 million, or an average of $18.87 per share. This repurchase program expired July 31, 2012. In total, during the three-year tenure of the program, we repurchased a total of 16,528,512 shares for $243.4 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2012, we repurchased a total of 680,000 shares for $15.9 million, or an average of $23.38 per share under this program. Subsequent to year-end we repurchased a total of 80,000 shares for $2 million, or an average of $25.00 per share through market close on February 22, 2013. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 760,000 shares for $17.9 million, or an average of $23.55 per share, and there are 14,240,000 shares available to be repurchased under this program. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
1/1/2012 - 1/31/2012	—	$—	—	4,621,488
2/1/2012 - 2/28/2012	—	—	—	4,621,488
3/1/2012 - 3/31/2012	—	—	—	4,621,488
4/1/2012 - 4/30/2012	—	—	—	4,621,488
5/1/2012 - 5/31/2012	—	—	—	4,621,488
6/1/2012 - 6/30/2012	135,000	19.05	135,000	4,486,488
7/1/2012 - 7/31/2012	1,015,000	18.83	1,015,000	—
8/1/2012 - 8/31/2012	—	—	—	15,000,000
9/1/2012 - 9/30/2012	—	—	—	15,000,000
10/1/2012 - 10/31/2012	—	—	—	15,000,000
11/1/2012 - 11/30/2012	280,000	23.28	280,000	14,720,000
12/1/2012 - 12/31/2012	400,000	23.47	400,000	14,320,000
	1,830,000	$21.16	1,830,000
________________________

(1)
On July 21, 2009, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we could repurchase up to 15 million shares of our common stock. On January 27, 2011, our Board of Directors approved an increase of 5 million shares that may be repurchased under the program.

(2)
On July 21, 2012, our Board of Directors approved a new three-year stock repurchase program, effective August 1, 2012. Under the stock repurchase program, we can repurchase up to 15 million shares of our common stock.

(3)	The 2009 program expired on July 31, 2012.

(4)	As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2012 presentation.
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

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008(2)
	(Dollars in millions, except share data)
Operating Data:
Revenue	$7,201.7	$4,839.6	$5,413.3	$5,521.3	$3,935.6
Expenses:
Personnel costs	1,872.9	1,578.0	1,578.6	1,620.0	1,291.8
Agent commissions	1,599.4	1,410.8	1,758.7	1,951.7	1,218.0
Other operating expenses	1,303.6	1,083.0	1,145.5	1,228.1	1,062.1
Cost of auto parts revenue	349.5	—	—	—	—
Cost of restaurant revenues	774.2	—	—	—	—
Depreciation and amortization	105.0	73.5	86.7	105.0	117.3
Provision for title claim losses	279.3	222.3	248.9	264.7	491.0
Interest expense	74.4	57.2	46.2	36.7	58.2
	6,358.3	4,424.8	4,864.6	5,206.2	4,238.4
Earnings (loss) before income taxes, equity in earnings (loss) of unconsolidated affiliates, and noncontrolling interest	843.4	414.8	548.7	315.1	(302.8)
Income tax expense (benefit)	246.7	134.4	189.8	96.8	(128.1)
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	596.7	280.4	358.9	218.3	(174.7)
Equity in earnings (loss) of unconsolidated affiliates	9.9	9.7	(1.2)	(11.7)	(13.4)
Earnings (loss) from continuing operations, net of tax	606.6	290.1	357.7	206.6	(188.1)
Earnings from discontinued operations, net of tax	5.1	89.0	17.9	17.9	4.9
Net earnings (loss)	611.7	379.1	375.6	224.5	(183.2)
Less: net earnings (loss) attributable to noncontrolling interests	5.2	9.6	5.5	2.2	(4.2)
Net earnings (loss) attributable to FNF common shareholders	$606.5	$369.5	$370.1	$222.3	$(179.0)

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008(2)
	(Dollars in millions, except share data)
Per Share Data (3):
Basic net earnings (loss) per share attributable to FNF common shareholders	$2.74	$1.69	$1.64	$0.99	$(0.85)
Weighted average shares outstanding, basic basis (3)	221.2	219.0	226.2	224.7	210.0
Diluted net earnings (loss) per share attributable to FNF common shareholders	$2.68	$1.66	$1.61	$0.97	$(0.85)
Weighted average shares outstanding, diluted basis (3)	226.0	222.7	229.3	228.5	210.0
Dividends declared per share	$0.58	$0.48	$0.69	$0.60	$1.05
Balance Sheet Data:
Investments (4)	$4,053.0	$4,051.7	$4,358.5	$4,685.4	$4,376.5
Cash and cash equivalents (5)	1,131.9	665.7	580.8	202.1	315.3
Total assets	9,902.6	7,862.1	7,887.5	7,934.4	8,368.2
Notes payable	1,343.9	915.8	952.0	861.9	1,350.8
Reserve for claim losses (6)	1,748.0	1,912.8	2,270.1	2,539.2	2,735.7
Equity	4,749.1	3,655.9	3,444.4	3,344.9	2,856.8
Book value per share (7)	$20.78	$16.57	$15.39	$14.53	$13.29
Other Data:
Orders opened by direct title operations (in 000's)	2,702.0	2,140.1	2,385.3	2,611.4	1,860.4
Orders closed by direct title operations (in 000's)	1,866.5	1,514.2	1,574.3	1,792.0	1,121.2
Provision for title insurance claim losses as a percent of title insurance premiums (6)	7.0%	6.8%	6.8%	5.1%	18.2%
Title related revenue (8):
Percentage direct operations	62.1%	61.0%	55.6%	54.2%	59.4%
Percentage agency operations	37.9%	39.0%	44.4%	45.8%	40.6%
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

(2)
Our financial results for the year ended December 31, 2008, include a charge to our provision for claim losses of $261.6 million ($154.1 million net of income taxes), which we recorded as a result of adverse claim loss development on prior policy years.

(3)	Weighted average shares outstanding as of December 31, 2009 includes 18,170,000 shares that were issued as part of an equity offering by FNF on April 20, 2009.

(4)
Long-term investments as of December 31, 2012, 2011, 2010, 2009, and 2008, include securities pledged to secured trust deposits of $275.2 million, $274.2 million, $252.1 million, $288.7 million, and $382.6 million, respectively.

(5)
Cash and cash equivalents as of December 31, 2012, 2011, 2010, 2009, and 2008 include cash pledged to secured trust deposits of $265.9 million, $161.3 million, $146.2 million, $96.8 million, and $109.6 million, respectively.

(6)
As a result of favorable title insurance claim loss development on prior policy years, we recorded a credit in 2009 totaling $74.4 million, or $47.1 million net of income taxes, to our provision for claims losses. As a result of adverse title insurance claim loss development on prior policy years, we recorded charges in 2008 totaling $261.6 million, or $154.1 million net of income taxes, to our provision for claim losses. These credits/charges were recorded in addition to our average provision for claim losses of 7.3% and 8.5% for the years ended December 31, 2009 and 2008, respectively.

(7)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(8)	Includes title insurance premiums and escrow, title-related and other fees.

Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2012
Revenue	$1,189.9	$1,736.9	$2,039.9	$2,235.0
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	105.6	223.0	300.7	214.1
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	74.4	147.0	233.3	151.8
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.34	0.67	1.05	0.68
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.33	0.65	1.03	0.66
Dividends paid per share	0.14	0.14	0.14	0.16
2011
Revenue	$1,131.9	$1,233.7	$1,201.1	$1,272.9
Earnings from continuing operations before income taxes, equity in loss of unconsolidated affiliates, and noncontrolling interest	77.1	109.2	111.6	116.9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	42.5	80.0	74.3	172.7
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.19	0.36	0.34	0.80
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.19	0.36	0.33	0.78
Dividends paid per share	0.12	0.12	0.12	0.12

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. We also recently acquired 100% of J. Alexander's LLC ("J. Alexander's"). In addition, we own a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks. This segment also includes the recently acquired J. Alexander's.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Recent Developments
On December 31, 2012, we acquired Digital Insurance, Inc. ("Digital Insurance"). Total consideration paid was $98.2 million in cash, net of cash acquired of $3.1 million. We consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is the nation's leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses. See Note B of the Notes to Consolidated Financial Statements for further details on this transaction.
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation for $14.50 per share. Total consideration paid was $70.4 million in cash, net of cash acquired of $6.9 million. We have consolidated the operations of J. Alexander's beginning September 26, 2012. As of December 31, 2012, J. Alexander's operates 33 J. Alexander's restaurants in 13 states. Subsequent to year-end on February 25, 2013, we merged Stoney River Legendary Steaks into J. Alexander's. See Note B of the Notes to Consolidated Financial Statements for further details on this transaction.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31.3 million and cash acquired upon consolidation of Remy was $95.5 million. Our 47% equity method investment prior to consolidation of $179.2 million was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. A realized gain of $78.8 million was recognized in 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations. See Note B of the Notes to Consolidated Financial Statements for further details on this transaction.
On August 28, 2012, we completed an offering of $400.0 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $1.9 million, which is netted against the $400.0 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $395.5 million, after expenses, which were used to repay the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, and the $50.0 million in prinicpal amount outstanding on our revolving credit facility, and the remainder is being held for general corporate purposes. See Note J of the Notes to Consolidated Financial Statements.
On September 28, 2012, we used $242.3 million of the net proceeds of the issuance of the 5.50% notes to fund the repayment of the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes, including $0.6 million of unpaid interest and a $5.2 million make-whole call penalty, as the 5.25% unsecured notes had a stated maturity of March 2013. See Note J of the Notes to Consolidated Financial Statements.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. See Note J of the Notes to Consolidated Financial Statements.
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
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. See Note J of the Notes to Consolidated Financial Statements.
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 218 company-owned restaurants in the ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH prior to the merger, was $37.0 million and was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in Equity securities available for sale on the Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. See Note B of the Notes to Consolidated Financial Statements for further details on this transaction.
Related Party Transactions
Our financial statements reflect transactions with Fidelity National Information Services ("FIS"), which is a related party. See Note A of the Notes to Consolidated Financial Statements.
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
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates remained at historically low levels throughout 2011 and continued to decrease throughout 2012.
According to the MBA, U.S. mortgage originations (including refinancings) were approximately $1.8 trillion, $1.3 trillion and $1.6 trillion in 2012, 2011 and 2010, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.4 trillion mortgage origination market for 2013, which would be a decrease of 22.2% from 2012. The MBA forecasts that the 22.2% decrease will result almost entirely from decreased refinance activity.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program has had a positive impact on the volume of our refinance orders during 2012. We are uncertain to what degree the modified HARP program may affect our results in the future.
On February 1, 2012, the Obama Administration announced new initiatives designed to increase refinancing of mortgages, reduce foreclosures and improve the housing market. Under these initiatives, among other things: (i) certain borrowers with loans insured by Fannie Mae or Freddie Mac ("GSEs" and such loans, "GSE loans") and certain borrowers with non-GSE loans, through a new FHA program, would be able to refinance their mortgages and take advantage of the currently low interest rates; (ii) the FHA will begin transitioning foreclosed properties in the nation's hardest-hit cities into rental housing units; (iii) GSEs and major banks have begun offering one year of forbearance (up from three months) to certain unemployed borrowers; and (iv) the Home Affordable Modification Program ("HAMP") was extended through 2013, including easing the eligibility requirements and increasing the financial incentives for banks to participate. As indicated, the Obama Administration has already begun implementing these initiatives, except for the refinancing initiatives. The GSEs have not started the refinancing program. The Obama Administration is looking to Congress to pass legislation to implement a refinancing program for non-GSE loans. We are uncertain to what degree these initiatives may affect our results in the future.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") is concurrently reviewing the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. Many states continue to evaluate foreclosure practices and related legislation may change in the future. The consent orders imposed by the federal regulators have continued to delay lender foreclosure completions. In January 2012, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements.
On February 9, 2012, federal officials, state attorneys general and representatives of Bank of America, JP Morgan Chase, Wells Fargo, Citigroup and Ally Financial agreed to a $25 billion settlement of federal and state investigations into the foreclosure practices of banks and other mortgage servicers from September 2008 to December 2011. Under the settlement, approximately 1,000,000 underwater borrowers will have their mortgages reduced by lenders and 300,000 homeowners will be able to refinance their homes at lower interest rates. We are uncertain to what degree these initiatives have affected our results or may affect our results in the future.

In addition to state-level regulation, segments of our title insurance business are subject to regulation by federal agencies, including the newly formed Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  A final version of these rules is expected to be published in 2013.  We cannot be certain what impact, if any, the final rules, or the CFPB generally, will have on our title insurance business.
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. From 2008 - 2011, we have seen a divergence from these historical trends with orders being negatively affected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. During 2012 we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. However, from 2007 to 2009 we experienced a significant decrease in our average commercial fee per file and a decrease in the number of closings of larger deals due to difficulties or delays in obtaining financing. During 2010 and through 2012, we have experienced an increase in fee per file and in the volume of commercial transactions, which indicates an improvement in commercial markets.
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
In its aftermarket operations, Remy's results are affected by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced, and is expected to further reduce, the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. When contracts are up for renewal, competitors tend to bid very aggressively to replace the incumbent supplier, although the cost of switching from the incumbent tends to mitigate this competition.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The three most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for almost 45 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and becomes effective in 2014. We are continuing to assess the impact of the Affordable Care Act on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have a material adverse effect on our results of operations in the future. The Affordable Care Act is likely to similarly affect the restaurant industry in general.  Additionally, our Restaurant Group and suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
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
Reserve for Title Claim Losses.  Title companies issue two types of policies, owner's and lender's policies, since both the new owner and the lender in real estate transactions want to know that their interest in the property is insured against certain title defects outlined in the policy. An owner's policy insures the buyer against such defects for as long as he or she owns the property (as well as against warranty claims arising out of the sale of the property by such owner). A lender's policy insures the priority of the lender's security interest over the claims that other parties may have in the property. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured's title against an adverse claim, however, occasionally we do incur losses in excess of policy limits. While most non-title forms of insurance, including property and casualty, provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from risk of loss for events that predate the issuance of the policy.
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	As of		As of
	December 31, 2012%		December 31, 2011%
	(in millions)
Known claims	$286.2	16.4%	$334.0	17.5%
IBNR	1,461.8	83.6	1,578.8	82.5
Total Reserve for Title Claim Losses	$1,748.0	100.0%	$1,912.8	100.0%
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

Our process for recording our reserves for claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence (development) patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  We have been recording our periodic loss provision rate at 7.0% of title premiums in 2012 and 6.8% of title premiums in 2011 and 2010. Of such amounts, 5.5%, 5.8%, and 6.0% related to losses on policies written in the current year, and the remainder relates to developments on prior year policies. In 2012, adverse development of $57.5 million or 1.5% of 2012 premiums was accounted for in the loss provision rate. At each quarter-end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation.
Due to the uncertainty inherent in the process and due to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are more qualitative than quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost-saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we may have to record a charge or credit and reassess the loss provision rate on a go-forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
The table below presents our title insurance loss development experience for the past three years:

	2012	2011	2010
	(In millions)
Beginning balance	$1,912.8	$2,210.9	$2,488.8
Claims loss provision related to:
Current year	211.0	188.7	218.5
Prior years	57.5	33.6	30.4
Total title claims loss provision (1)	268.5	222.3	248.9
Claims paid, net of recoupments related to:
Current year	(4.0)	(9.9)	(5.7)
Prior years	(429.3)	(510.5)	(521.1)
Total title claims paid, net of recoupments	(433.3)	(520.4)	(526.8)
Ending balance	$1,748.0	$1,912.8	$2,210.9
Title premiums	$3,836.5	$3,261.1	$3,641.2
_____________________
(1) Included in the provision for title claim losses in the 2012 period is a $10.8 million impairment recorded on an asset previously recouped as part of a claim settlement.

	2012	2011	2010
Provision for claim losses as a percentage of title insurance premiums:
Current year	5.5%	5.8%	6.0%
Prior years	1.5	1.0	0.8
Total provision	7.0%	6.8%	6.8%

Actual claims payments are made up of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ending December 31, 2012	$344.5	$182.0	$(93.2)	$433.3
Year ending December 31, 2011	361.4	215.4	(56.4)	520.4
As of December 31, 2012, the recorded reserve for title insurance claims losses was $1.7 billion, which was approximately $0.05 billion below the central estimate provided by our actuary, but within the provided actuarial range of $1.6 billion to $1.9 billion. We believe that our recorded reserves are reasonable and represent our best estimate. In reaching this conclusion, we considered the following qualitative factors.
As noted above, our recorded reserves were below the mid-point of the range of our actuarial estimates as of December 31, 2012. Management is comfortable with our recorded position as we have seen significant positive developments in 2012 and 2011 in claims management expenses as a percentage of our total net losses. Claims management expenses have decreased due to management initiatives related to use of outside counsel and their fees and additional use of internal counsel in handling claims matters. These developments are not yet fully reflected in our actuarial analysis. This has been somewhat offset because the actual claim loss payments were greater than the claims projected to be paid in the model utilized by our actuary. Overall, net loss payments primarily related to the high volume policy years in the mid-2000's, particularly the 2005-2008 policy years. We believe that this development related to the fact that these policy years have higher loss ratios and that the reporting of these claims has been accelerated. The reasons for higher loss payments and payment acceleration are as follows:

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
Some traditional actuarial methods, such as paid loss development, are particularly sensitive to distortions in payment activity. We believe that the high level of foreclosure activity over the past three years is accelerating the reporting of claims, particularly lender claims, thereby increasing paid losses and expenses. As a result, a paid loss development approach may temporarily overstate ultimate cost projections. We believe that losses and expenses related to this accelerated claims activity, specifically losses relating to lender policies, will have a shorter duration and that expected payments relating to these policy years will eventually return to or perhaps even drop below historical levels. We have also seen positive development relating to the 2009 through 2012 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. In addition we have seen significant positive development in residential owners policies due to increased payments on residential lenders policies which inherently limit the potential loss on the related owners policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Along with the positive development on claims management expenses, our ending open claim inventory also decreased from approximately 33,000 claims at December 31, 2011 to approximately 30,000 claims at December 31, 2012. If actual claims loss development is worse than currently expected and is not offset by other positive factors, such as continued improvement in claims management expenses and the other factors mentioned above, it is reasonably possible that our recorded reserves may fall outside a reasonable range of our actuary's central estimate, which may require additional reserve strengthening in future periods.
As of December 31, 2011 and 2010, our recorded reserves were $1.9 billion and $2.2 billion, which we determined was reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries.
An approximate $38.4 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2012 title premiums of $3,836.5 million. A 10% increase (decrease) in the reserve for title claim losses would result in an increase (decrease) in our provision for title claim losses of approximately $174.8 million.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,139.8	$—	$3,139.8
Equity securities available for sale	137.6	—	—	137.6
Preferred stock available for sale	108.8	108.1	—	216.9
Other long-term investments	—	—	40.8	40.8
Foreign exchange contracts	—	5.3	—	5.3
Total assets	$246.4	$3,253.2	$40.8	$3,540.4

Liabilities:
Interest rate swap contracts	$—	$2.2	$—	$2.2
Commodity contracts	—	1.6	—	1.6
Total liabilities	$—	$3.8	$—	$3.8

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale	$—	$3,457.0	$—	$3,457.0
Equity securities available for sale	105.7	—	—	105.7
Preferred stock available for sale	14.2	71.4	—	85.6
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1

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
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $40.8 million at December 31, 2012 and December 31, 2011. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. The structured notes are classified as Other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2012.
During 2012 and 2011, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $2.7 million and $17.1 million, respectively. Impairment charges in 2012 and in 2011 related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. During 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired.

Included in our Investments as of December 31, 2012 are various holdings in Foreign securities, including several European countries' instruments as follows:

	Carrying Value	Book Value	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available for sale securities:
Australia	$41.4	$39.7	$1.7	$—	$41.4
Belgium	15.2	14.7	0.5	—	15.2
Canada	77.8	76.1	2.3	(0.6)	77.8
Germany	13.4	13.1	0.3	—	13.4
Ireland	30.2	30.0	0.2	—	30.2
Japan	17.1	16.8	0.3	—	17.1
Luxembourg	23.5	23.7	0.1	(0.3)	23.5
Netherlands	8.3	8.1	0.2	—	8.3
Spain	15.1	14.6	0.5	—	15.1
Switzerland	21.4	20.9	0.5	—	21.4
United Kingdom	63.5	60.5	3.0	—	63.5
Other long-term investments:			—
France	25.9	25.9	—	—	25.9
United Kingdom	14.9	14.9	—	—	14.9
Total	$367.7	$359.0	$9.6	$(0.9)	$367.7

We have reviewed all of these securities as of December 31, 2012 and do not believe that there is a risk of credit loss as these securities are in a gross unrealized gain position of $9.6 million and a gross unrealized loss position of $0.9 million. We held no European sovereign debt at December 31, 2012.
Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2012 and 2011, goodwill aggregated $1,908.5 million and $1,452.2 million, respectively. The majority of our goodwill as of December 31, 2012 and 2011 relates to goodwill recorded in connection with the Chicago Title merger in 2000. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2012, 2011, or 2010. As of December 31, 2012, we have determined that we have a fair value which substantially exceeds our carrying value.
Other Intangible Assets.  We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value, and debt issuance costs relating to the issuance of our long-term notes payable. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Debt issuance costs are amortized on a straight line basis over the contractual life of the related debt instrument.
In our Remy segment, upon entering into new or extending existing contracts, we may be required to purchase certain cores and inventory from our customers at retail prices, or be obligated to provide certain agreed support. The excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support, are recorded as contract intangibles and amortized as a reduction to auto parts revenue on a method to reflect the pattern of economic benefit consumed. Customer contract intangibles which are not paid to customers, are amortized and recorded in cost of auto parts revenue.
We recorded no impairment expense related to other intangible assets in 2012, 2011, or 2010.
Revenue Recognition.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70-80% reported within three months following closing, an additional 10-20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, 77.1% and 78.6% of agent premiums earned in 2012, 2011 and 2010, respectively. We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2012 and 6.8% for 2011 and 2010, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2012, 2011 and 2010 on our pretax earnings was an (decrease) increase of $(0.2) million, $7.8 million and $10.7 million, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $90.7 million and $91.3 million at December 31, 2012 and 2011, respectively, which represents agency premiums of approximately $438.2 million and $441.2 million at December 31, 2012 and 2011, respectively, and agent commissions of $347.5 million and $349.9 million at December 31, 2012 and 2011, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
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
Certain Factors Affecting Comparability
Year ended December 31, 2012.  During the third quarter of 2012, we acquired 51% of Remy's total outstanding common shares, as a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's; we have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. We have consolidated the results of ABRH as of May 11, 2012.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$1,736.0	$1,431.5	$1,404.5
Agency title insurance premiums	2,100.5	1,829.6	2,236.7
Escrow, title-related and other fees	1,707.6	1,429.1	1,401.4
Auto parts revenue	417.5	—	—
Restaurant revenue	909.3	—	—
Interest and investment income	143.9	142.7	135.0
Realized gains and losses, net	186.9	6.7	235.7
Total revenue	7,201.7	4,839.6	5,413.3
Expenses:
Personnel costs	1,872.9	1,578.0	1,578.6
Agent commissions	1,599.4	1,410.8	1,758.7
Other operating expenses	1,303.6	1,083.0	1,145.5
Cost of auto parts revenue	349.5	—	—
Cost of restaurant revenue	774.2	—	—
Depreciation and amortization	105.0	73.5	86.7
Provision for title claim losses	279.3	222.3	248.9
Interest expense	74.4	57.2	46.2
Total expenses	6,358.3	4,424.8	4,864.6
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	843.4	414.8	548.7
Income tax expense	246.7	134.4	189.8
Equity in earnings (loss) of unconsolidated affiliates	9.9	9.7	(1.2)
Net earnings from continuing operations	$606.6	$290.1	$357.7
Orders opened by direct title operations (in 000's)	2,702.0	2,140.1	2,385.3
Orders closed by direct title operations (in 000's)	1,866.5	1,514.2	1,574.3
 Revenues.
Total revenue in 2012 increased $2,362.1 million compared to 2011, reflecting an increase in both the Fidelity National Title Group and the Corporate and other segments, as well as the addition of the Remy and Restaurant group segments. Total revenue in 2011 decreased $573.7 million compared to 2010, reflecting a decrease in both the Fidelity National Title Group segment and the Corporate and other segment.
Escrow, title-related and other fees increased $278.5 million, or 19.5%, in 2012 compared to 2011, consisting of an increase of $266.8 million in the Fidelity National Title Group segment and $11.7 million in the Corporate and other segment. Escrow, title-related and other fees increased $27.7 million, or 2.0% in 2011 compared to 2010, consisting of an increase of $38.9 million in the Fidelity National Title Group segment offset by a decrease of $11.2 million in the Corporate and other segment.
Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexanders. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $143.9 million, $142.7 million, and $135.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase in 2011 as compared to 2010 is due to an overall increase in the fixed maturity security portfolio book value during 2011 as well as dividend income received on our preferred stock which was not held during 2010. Effective return on average invested assets, excluding realized gains and losses, was 4.4%, 4.3%, and 4.0% for the years ended December 31, 2012, 2011, and 2010, respectively.

Net realized gains and losses totaled $186.9 million, $6.7 million, and $235.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The net realized gain for the year ended December 31, 2012 includes a $72.5 million gain on the consolidation of ABRH and O'Charley's, a $48.1 million bargain purchase gain on the acquisition of O'Charley's, a $78.8 million gain on the consolidation of Remy, and $14.4 million in net gains from the sale of other various investments and assets, offset by a $5.9 million impairment on land held at our majority-owned affiliate Cascade Timberlands, a $5.7 million loss on the early extinguishment of our 5.25% bonds, $2.7 million impairment charges on investments determined to be other-than-temporarily impaired and a $12.6 million impairment for title plants no longer in use. The net realized gain for the year ended December 31, 2011 includes $28.2 million net gains on various investments and other assets, offset by a $4.4 million decrease in the value of our structured notes and $17.1 million in impairment charges on investments determined to be other-than-temporarily impaired. The net realized gain for the year ended December 31, 2010 includes a $98.4 million gain on the sale of our 32% interest in Sedgwick in May 2010, a $27.2 million gain on the sale of a corporate bond purchased during 2009, a $21.7 million gain on the sale of FIS stock as part of a tender offer, $11.4 million in gains resulting from an increase in the value of our structured notes, and $77.0 million in gains from the sale of other various investments and assets.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $1,872.9 million, $1,578.0 million, and $1,578.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Personnel costs increased $294.9 million, or 18.7%, for the year ended December 31, 2012 from the 2011, with an increase of $222.1 million in the Fidelity National Title Group segment, an additional $43.4 million from the Restaurant Group segment and $29.4 million from the Remy segment. Personnel costs as a percentage of total revenues were 26.0%, 32.6%, and 29.2% for the years ended December 31, 2012, 2011, and 2010, respectively. Average employee count, excluding Remy and the Restaurant Group, was 18,719, 17,330, and 17,180 for the years ended December 31, 2012, 2011, and 2010, respectively. In 2012 there were 33,859 employees added with the consolidation of the Restaurant group and 6,631 employees added with the consolidation of Remy. Included in personnel costs is stock-based compensation expense of $27.5 million, $26.6 million, and $25.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 37.9% in 2012 and 2011, and 40.8% in 2010. Other operating expenses increased $220.6 million or 20.4% in 2012 from 2011, reflecting increases of $117.9 million in the Fidelity National Title Group segment and $13.9 million in the Corporate and other segment as well as an additional $18.0 million from Remy and $70.8 million from the Restaurant group. In the Fidelity National Title Group segment, the increase in other operating expenses was due mainly to increases in sales, consistent with increases in revenue. Other operating expenses decreased $62.5 million or 5.5% in 2011 from 2010, reflecting decreases of $55.6 million in the Fidelity National Title Group segment and $6.9 million in the Corporate and other segment. In the Fidelity National Title Group segment, the decrease was due mainly to decreases in facilities costs and technology costs as part of our corporate cost savings initiative. The decrease in the corporate and other segment was due primarily to the cost of sales on the sale of a large parcel of land and timber at our majority owned affiliate Cascade Timberlands included in the 2010 period. Other operating expenses for the years ended December 31, 2012, 2011 and 2010, included $2.1 million, $1.4 million and $11.7 million, respectively, in abandoned lease charges relating to office closures.
Cost of auto parts revenue includes cost of raw materials, payroll and related costs and expenses directly related to manufacturing, and overhead expenses allocated to the costs of production such as depreciation and amortization at Remy. Remy results of operations are discussed in further detail at the segment level below.

Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, seafood, poultry, dairy and alcoholic and non-alcoholic beverages net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy, advertising and other expenses at the restaurant level. The Restaurant Group results of operations are discussed in further detail at the segment level below.
Depreciation and amortization increased $31.5 million in 2012 from 2011, mainly relating to the additional $36.6 million depreciation expense from our Remy and Restaurant Group segments added during the year, offset by a decrease due to older assets being fully depreciated. Depreciation and amortization decreased $13.2 million in 2011 from 2010 due to older assets being fully depreciated and a decrease in capital spending over the past several years.
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
Interest expense for the years ended December 31, 2012, 2011, and 2010 was $74.4 million, $57.2 million, and $46.2 million, respectively. The increase in 2012 from 2011 is due to additional interest incurred on the 5.50% notes issued in August of 2012, as well as additional interest expense of $13.6 million from our Remy and Restaurant Group segments added during the year. The increase in 2011 from 2010 is due to additional interest incurred on the 4.25% convertible notes issued in August 2011 as well as interest expense incurred on the 6.60% notes issued in May 2010.
 Income tax expense was $246.7 million, $134.4 million, and $189.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2012, 2011, and 2010 was 29.3%, 32.4%, and 34.6%, respectively. The fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income. The decrease in the effective tax rate in 2012 from 2011 is due to a one-time tax benefit related to the bargain purchase gain on the O'Charley's acquisition and the consolidation of Remy.
 Equity in earnings (losses) of unconsolidated affiliates was $9.9 million, $9.7 million, and $(1.2) million for the years ended December 31, 2012, 2011, and 2010, respectively, and consisted of our equity in the net earnings (losses) of Ceridian, Remy prior to its consolidation in August 2012, other investments in unconsolidated affiliates and our former investment in Sedgwick in 2010.

Segment Results of Operations
 Fidelity National Title Group
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenues:
Direct title insurance premiums	$1,736.0	$1,431.5	$1,404.5
Agency title insurance premiums	2,100.5	1,829.6	2,236.7
Escrow, title-related and other fees	1,650.3	1,383.5	1,344.6
Interest and investment income	138.1	141.3	133.5
Realized gains and losses, net	0.9	7.0	110.9
Total revenue	5,625.8	4,792.9	5,230.2
Expenses:
Personnel costs	1,752.0	1,529.9	1,547.8
Other operating expenses	1,145.5	1,027.6	1,083.2
Agent commissions	1,599.4	1,410.8	1,758.7
Depreciation and amortization	65.3	70.6	84.9
Provision for title claim losses	279.3	222.3	248.9
Interest expense	1.2	1.4	0.3
Total expenses	4,842.7	4,262.6	4,723.8
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$783.1	$530.3	$506.4
Total revenues in 2012 increased $832.9 million or 17.4% compared to 2011. Total revenues in 2011 decreased $437.3 million or 8.4% compared to 2010.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$1,736.0	45.2%	$1,431.5	43.9%	$1,404.5	38.6%
Title premiums from agency operations	2,100.5	54.8	1,829.6	56.1	2,236.7	61.4
Total title premiums	$3,836.5	100.0%	$3,261.1	100.0%	$3,641.2	100.0%
In 2012, the proportion of agency premiums to direct premiums decreased, with agency premiums comprising 54.8% of total premiums in 2012, compared with 56.1% in 2011. In 2011 the proportion of agency premiums to direct premiums decreased to 56.1% of total premiums, compared with 61.4% in 2010.
The increase of $304.5 million in title premiums from direct operations in 2012 was primarily due to an increase in order counts and an increase in commercial transactions during the year. In 2012, mortgage interest rates have continued to decrease from the low levels in 2011 and 2010. Closed order volumes were 1,866,500 and 1,514,200 in the years ending 2012 and 2011, respectively. The average fee per file in our direct operations was $1,487 and $1,489 in the years ending 2012 and 2011, respectively, with the increase reflecting an increase in the volume of refinance transactions. The increase of $27.0 million in title premiums from direct operations in 2011 compared to 2010 was due primarily to an increase in fee per file and an increase in commerical transactions during the year. Closed order volumes were 1,514,200 and 1,574,300 in the years ending 2011 and 2010, respectively. The average fee per file in our direct operations was $1,489 and $1,387 in the years ending 2011 and 2010, respectively, with the increase reflecting a higher volume of commercial transactions which typically have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. The fee per file will also increase as the proportion of commercial orders increases.

The increase of $270.9 million in agency premiums in 2012 is primarily the result of a strengthening residential purchase environment. Our agency operations typically garner a lower percentage of commercial and refinance transactions and a higher percentage of purchase transactions. The decrease of $407.1 million in agency premiums in 2011 is primarily the result of a decrease in remitted and accrued agency premiums due to a slower residential purchase environment. Contributing to the decrease in remitted premiums in 2011 was a significant decrease in business from one of our largest agents.
In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $147.6 million, or 26.0%, in 2012 compared to 2011 due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $119.2 million, or 14.6%, in 2012 compared to 2011 primarily due to an increase in revenues from refinance and commercial transactions as well as increases in our other title related businesses, consistent with the title operations. Escrow fees in the Fidelity National Title Group segment increased $26.5 million, or 4.9%, in 2011 compared to 2010 due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $12.4 million, or 1.5%, in 2011 compared to 2010 primarily due to an increase in revenues from commercial transactions offset by a decrease in revenues from a division of our business that manages real estate owned by financial institutions due to a continued delay in lender foreclosure completions.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The increase of $222.1 million in 2012 from 2011 is due mainly to increases in open and closed order counts. The decrease in personnel costs of $17.9 million in 2011 from 2010 is due mainly to decreases in title premiums from direct operations and decreases in opened and closed order counts. Average employee count in the title segment increased to 18,509 in 2012 from 17,036 in 2011 and increased marginally in 2011 from 16,747 in 2010. Personnel costs in the title segment as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51.7%, 54.3% and 56.3% for the years ended December 31, 2012, 2011, and 2010, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,100.5	100.0%	$1,829.6	100.0%	$2,236.7	100.0%
Agent commissions	1,599.4	76.1	1,410.8	77.1	1,758.7	78.6
Net retained agent premiums	$501.1	23.9%	$418.8	22.9%	$478.0	21.4%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums increased from 22.9% in 2011 to 23.9% in 2012. Net margin from agency title insurance premiums we retain as a percentage of total agency premiums increased from 21.4% in 2010 to 22.9% in 2011. The increase in both years is due primarily to the modification of various agency agreements since 2010 which resulted in an increase to our retained premium including our move to an 80%/20% split in New York.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $279.3 million, $222.3 million, and $248.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. These amounts reflected average claim loss provision rates of 7.0% for 2012 and 6.8% of title premiums for 2011 and 2010. The claim loss provision for 2012 also includes a $10.8 million impairment recorded on an asset previously recouped as part of a claim settlement. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position.

Remy
The results of this segment reflected in the year ended December 31, 2012, reflect results of Remy and subsidiaries as of the date of consolidation, August 14, 2012 through December 31, 2012.

Year Ended
December 31, 2012
(In millions)
Revenues:
Auto parts revenue	$417.5
Interest and investment income	0.7
Realized gains and losses, net	78.8
Total revenues	497.0
Expenses:
Personnel costs	29.4
Cost of auto parts revenue, includes $26.7 million of depreciation and amortization	349.5
Other operating expenses	18.0
Depreciation and amortization	1.4
Interest expense	10.2
Total expenses	408.5
Earnings from continuing operations before income taxes	$88.5
Prior to its consolidation, we previously held a $179.2 million investment in Remy, which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $78.8 million realized gain during the year ended December 31, 2012. Results were negatively affected during the year by a one-time mark-to-market fair value adjustment to Remy's finished goods inventory recorded in the third quarter as a result of the purchase accounting related to the Remy acquisition. Also included in the 2012 Remy results were $4.7 million of restructuring costs incurred during the year.
Restaurant Group
The results reflected in the year ended December 31, 2012 reflect results of O'Charley's Inc. and subsidiaries as of the date of acquisition, April 9, 2012 through December 31, 2012, the results of ABRH as of the date of merger with O'Charley's, May 11, 2012 through December 31, 2012, as well as the results of J. Alexanders as of the date of acquisition, September 26, 2012 through December 31, 2012.

Year Ended
December 31, 2012
(In millions)
Revenues:
Restaurant revenue	$909.3
Realized gains and losses, net	118.7
Total revenues	1,028.0
Expenses:
Personnel costs	43.4
Cost of restaurant revenue	774.2
Other operating expenses	70.8
Depreciation and amortization	35.2
Interest expense	3.4
Total expenses	927.0
Earnings from continuing operations before income taxes	$101.0
Prior to its consolidation, we previously held a $13.8 million investment in common stock of O'Charley's, Inc., which was included in Equity securities available for sale on the Consolidated Balance Sheet and a $37.0 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $72.5 million realized gain during the year ended December 31, 2012. We also recognized a $48.1 million bargain purchase gain relating to the acquisition of O'Charley's. See Note B for further discussion. Also included in the results of operations of the Restaurant Group for the year ended December 31, 2012 were $18.8 million of acquisition, transaction, and integration costs related to the O'Charley's tender offer and the subsequent merger with ABRH.
Corporate and Other
The Corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian and our former investment in Sedgwick in 2010. The Corporate and other segment generated revenues of $50.9 million, $46.7 million and $183.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Other fees increased $11.7 million, or 25.7%, in 2012 compared to 2011 and decreased $11.2 million, or 19.7%, in 2011 compared to 2010. The increase in 2012 was due primarily to the sale of a parcel of land and timber at our majority-owned affiliate Cascade Timberlands. The decrease in 2011 was primarily due to the 2010 period including $13.7 million in revenue from the sale of a large parcel of land and timber at Cascade Timberlands.
Personnel costs were $48.1 million in 2012 and 2011 and $30.8 million in 2010. Personnel costs in 2012 include a $10.8 million accrual for our Long Term Incentive Plan established during 2012 which is tied to the fair value of certain of our non-title operations. The increase in personnel costs of $17.3 million in 2011 from 2010 is due mainly to higher bonus accruals in the 2011 period, earned as part of our cost savings initiative which ended in October of 2011.
This segment generated pretax (losses) earnings of $(129.2) million, $(115.5) million, and $42.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The change in pretax earnings in all periods is primarily related to changes in net realized gains (losses). Net realized (losses) gains totaled $(11.5) million, $(0.3) million and $124.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in 2012 from 2011 is due to the 2012 period including a $5.7 million realized loss on the early extinguishment of our 5.25% notes in 2012 as well as a $5.9 million impairment on land held at Cascade Timberlands. The decrease in 2011 from 2010 is due to a $98.4 million gain on the sale of our 32% interest in Sedgwick and a $27.2 million gain on the sale of a corporate bond being included in the year ended December 31, 2010.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.58 per share during 2012, or approximately $128.7 million. On January 30, 2013, our Board of Directors formally declared a $0.16 per share cash dividend that is payable on March 29, 2013 to stockholders of record as of March 15, 2013. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2012, $1,997.1 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2013, our title insurance subsidiaries can pay or make distributions to us of approximately $255.4 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash. During 2011, we were able to increase our liquidity through the sale of our at-risk insurance businesses, which generated approximately $119.5 million during 2011 and $194.0 million in 2012 in net cash proceeds. During 2010, we were able to create additional liquidity through the sale of our 32% interest in Sedgwick, which generated cash proceeds of approximately $193.6 million in 2010 and $32.0 million in 2011.
 Our cash flows provided by operations for the years ended December 31, 2012, 2011, and 2010 were $620.0 million, $110.3 million and $188.5 million, respectively. The increase in cash provided by operations of $509.7 million from 2012 to 2011 is due primarily to increased earnings from continuing operations in 2012 as well as lower title claim payments in 2012 compared to 2011. The decrease in cash provided by operations of $78.2 million from 2010 to 2011 is due mainly to a higher proportion of income relating to investing activities in 2010 as compared to 2011 and various smaller changes in other assets and liabilities.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $79.2 million, $35.9 million and $53.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase from 2011 to 2012 is mainly due to $35.7 million in additions from our Remy and Restaurant Group segments, including capital expenditures in our Restaurant Group segment to remodel several locations.
 Financing. On August 28, 2012, we completed an offering of $400.0 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $1.9 million, which is netted against the $400.0 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $395.5 million, after expenses, which were used to repay the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, the $50.0 million outstanding on our revolving credit facility, and the remainder is being held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On September 28, 2012, we used $242.3 million of the net proceeds of the issuance of the 5.50% notes to fund the repayment of the $236.5 million aggregate principal amount outstanding of our 5.25% unsecured notes, including $0.6 million of unpaid interest and a $5.2 million make-whole call penalty, as the 5.25% unsecured notes had a stated maturity of March 2013.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85.0 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5.0 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2.0 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of December 31, 2012, the balance of the term loan was $72.2 million and there was no outstanding balance on the revolving loan. ABRH had $20.4 million of outstanding letters of credit as of December 31, 2012. As of December 31, 2012, ABRH had $59.6 million of remaining borrowing capacity under their revolving credit facility.
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of December 31, 2012, there was no outstanding balance under the Revolving Credit Facility.
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
During 2011, we used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement.
In December 2010, Remy entered into a $300.0 million Term B Loan (“Term B”) facility. The Term B is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all Remy domestic assets other than accounts receivable and inventory pledged to the Asset-Based Revolving Credit Facility, as described below. The Term B bears an interest rate of LIBOR (subject to a floor of 1.75%) plus 4.5% per annum. The Term B matures on December 17, 2016. Principal payments in the amount of $0.8 million are due at the end of each calendar quarter with termination and final payment no later than December 17, 2016. The Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. The Term B also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of December 31, 2012.
In December 2010, Remy entered into a $95.0 million, five year Asset-Based Revolving Credit Facility, (the "Remy Credit Facility"). The Remy Credit Facility is secured by substantially all of Remy's domestic accounts receivable and inventory. It bears interest, varying with the level of available borrowing, at a defined Base Rate plus 1.00%-1.50% per annum or, at our election, at an applicable LIBOR Rate plus 2.00%-2.50% per annum and is paid monthly. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. At December 31, 2012, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding Remy letters of credit of $2.9 million, there was additional availability for borrowing of $69.0 million as of December 31, 2012. The Remy Credit Facility agreement matures on December 17, 2015.
Remy also has revolving credit facilities with four Korean banks with a total facility amount of approximately $16.1 million of which $6.1 million is borrowed at average interest rates of 4.54% at December 31, 2012. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5.5 million of which $3.0 million is borrowed at average interest rates of 2.61% at December 31, 2012. In Belgium Remy has revolving loans with two banks for a credit facility of $3.7 million with no outstanding borrowings at December 31, 2012.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. From 2008 - 2011, we have seen a divergence from these historical trends with orders being negatively affected by a reduction in the availability of financing, rising default levels, and falling home values causing an overall downward trend in home sales. In addition we have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. During 2012 we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.

In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities, operating lease payments on certain of our premises and equipment and purchase obligations of Remy and the Restaurant Group. As of December 31, 2012, our required annual payments relating to these contractual obligations were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Notes payable	$23.2	$11.7	$11.7	$259.8	$344.1	$693.4	$1,343.9
Operating lease payments	180.2	153.4	124.1	170.3	80.8	353.9	1,062.7
Pension and other benefit payments	16.2	21.1	20.8	19.8	19.1	139.1	236.1
Title claim losses	350.0	253.2	200.4	146.3	111.9	686.2	1,748.0
Unconditional purchase obligations	214.5	53.7	21.1	5.0	—	—	294.3
Other	86.7	74.9	74.6	74.2	42.2	201.8	554.4
Total	$870.8	$568.0	$452.7	$675.4	$598.1	$2,074.4	$5,239.4
As of December 31, 2012, we had title insurance reserves of $1,748.0 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
 The Restaurant Group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at December 31, 2012 to determine the amount of the obligation.
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
We sponsor multiple pension plans and other post-retirement benefit plans. See Note O of the Notes to Consolidated Financial Statements.
Other contractual obligations include estimated future interest payments on our outstanding debt and an investment commitment entered into in December of 2012 for $50.0 million to be made in the future.
Capital Stock Transactions.  On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. In the year ended December 31,

2012, we repurchased a total of 1,150,000 shares for $21.7 million, or an average of $18.87 per share. This program expired July 31, 2012 and we repurchased a total of 16,528,512 shares for $243.4 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2012, we repurchased a total of 680,000 shares for $15.9 million, or an average of $23.38 per share under this program. Subsequent to year-end we repurchased a total of 80,000 shares for $2 million, or an average of $25.00 per share through market close on February 25, 2013. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 760,000 shares for $17.9 million, or an average of $23.55 per share, and there are 14,240,000 shares available to be repurchased under this program.
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
 On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $55.8 million and $42.6 million as of December 31, 2012 and 2011, respectively, and is recorded in Equity securities available for sale.
 Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S of Notes to Consolidated Financial Statements included elsewhere herein.

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
At December 31, 2012, we had $1,343.9 million in long-term debt, of which $331.0 million bears interest at a floating rate. Our fixed maturity investments, certain preferred stocks and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, we do not currently use derivative financial instruments to hedge these risks.
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of our Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. The Term B Loan $150.0 million notional value interest rate swap expires December 31, 2013. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Consolidated Statement of Earnings. The interest rate swaps reduce our overall interest rate risk.
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
Remy had thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 6,566 metric tons of copper. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $0.4 million were recorded in Accumulated other comprehensive earnings as of December 31, 2012 related to these contracts. As of December 31, 2012, net losses related to these contracts of $0.4 million are expected to be reclassified to the accompanying Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the year ended December 31, 2012 was immaterial.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2012, we held $137.6 million in marketable equity securities (not including our investments in preferred stock of $216.9 million at December 31, 2012 and our Investments in unconsolidated affiliates, which amounted to $392.2 million at December 31, 2012). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
In addition to our equity securities, fixed maturity investments and borrowings, we hold structured notes which were purchased during 2009 with a par value of $37.5 million and fair value of $40.8 million at December 31, 2012. These instruments are subject to market risks including commodity price risk. The fair value of these instruments represents exit prices obtained from a proprietary valuation model utilized by the trading desk of a broker-dealer. The fair value of the structured notes is subject to various assumptions utilized in the valuation model, including the underlying value of the relevant commodities index. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. In part because of the relatively small size of this investment, we do not believe that an adverse change in the relevant commodity prices, foreign exchange rates or interest rates on which the value of the notes depends would likely have a material effect on our financial position, and therefore we have not provided a sensitivity analysis for these items.
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. Remy's customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Remy evaluates the credit and the geographical dispersion of sales transactions to help mitigate credit risk concentration.
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. See Note E for further discussion.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 33.9% of total liabilities at December 31, 2012) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2012 and December 31, 2011, are as follows:
 Interest Rate Risk
At December 31, 2012, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred stock which are tied to interest rates of $111.1 million as compared with a (decrease) increase of $108.0 million at December 31, 2011.
Additionally, for the year ended December 31, 2012, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in a decrease in the interest expense on our average outstanding floating rate debt of $0.1 million as compared to a decrease of $0.1 million for the year ended December 31, 2011. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense of our average outstanding floating rate debt of $1.4 million for the year ended December 31, 2012, as compared to $2.0 million for the year ended December 31, 2011.
Equity Price Risk
At December 31, 2012, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $27.5 million, as compared with an increase (decrease) of $21.1 million at December 31, 2011.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP

February 26, 2013
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/  KPMG LLP

February 26, 2013
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2012 and 2011, includes pledged fixed maturities of $275.2 and $274.2, respectively, related to secured trust deposits	$3,139.8	$3,200.2
Preferred stock available for sale, at fair value	216.9	71.4
Equity securities available for sale, at fair value	137.6	105.7
Investments in unconsolidated affiliates	392.2	546.5
Other long-term investments	104.6	77.5
Short-term investments	61.9	50.4
Total investments	4,053.0	4,051.7
Cash and cash equivalents, at December 31, 2012 and 2011, includes pledged cash of $265.9 and $161.3, respectively, related to secured trust deposits	1,131.9	665.7
Trade and notes receivables, net of allowance of $21.7 and $22.6 at December 31, 2012 and 2011, respectively	479.0	321.5
Goodwill	1,908.5	1,452.2
Prepaid expenses and other assets	673.4	681.7
Other intangible assets, net	650.5	130.7
Title plants	374.2	386.7
Property and equipment, net	632.1	166.1
Income taxes receivable	—	5.8
Total assets	$9,902.6	$7,862.1

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities, at December 31, 2012 and 2011, includes accounts payable to related parties of $5.4 and $5.6, respectively	$1,307.5	$862.7
Income taxes payable	103.2	—
Notes payable	1,343.9	915.8
Reserve for title claim losses	1,748.0	1,912.8
Secured trust deposits	528.3	419.9
Deferred tax liability	122.6	95.0
Total liabilities	5,153.5	4,206.2
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2012 and 2011; issued 268,541,117 shares and 254,868,454 shares at December 31, 2012 and 2011, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,018.3	3,798.6
Retained earnings	849.4	373.4
Accumulated other comprehensive earnings (loss)	58.5	(7.1)
Less: treasury stock, 39,995,513 shares and 34,190,969 shares as of December 31, 2012 and 2011, respectively, at cost	(658.2)	(532.2)
Total Fidelity National Financial, Inc. shareholders’ equity	4,268.0	3,632.7
Noncontrolling interests	481.1	23.2
Total equity	4,749.1	3,655.9
Total liabilities and equity	$9,902.6	$7,862.1

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$1,736.0	$1,431.5	$1,404.5
Agency title insurance premiums	2,100.5	1,829.6	2,236.7
Escrow, title-related and other fees	1,707.6	1,429.1	1,401.4
Auto parts revenue	417.5	—	—
Restaurant revenue	909.3	—	—
Interest and investment income	143.9	142.7	135.0
Realized gains and losses, net	186.9	6.7	235.7
Total revenues	$7,201.7	$4,839.6	$5,413.3
Expenses:
Personnel costs	1,872.9	1,578.0	1,578.6
Agent commissions	1,599.4	1,410.8	1,758.7
Other operating expenses	1,303.6	1,083.0	1,145.5
Cost of auto parts revenue, includes $26.7 million of depreciation and amortization in the year ended December 31, 2012	349.5	—	—
Cost of restaurant revenue	774.2	—	—
Depreciation and amortization	105.0	73.5	86.7
Provision for title claim losses	279.3	222.3	248.9
Interest expense	74.4	57.2	46.2
Total expenses	6,358.3	4,424.8	4,864.6
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	843.4	414.8	548.7
Income tax expense on continuing operations	246.7	134.4	189.8
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	596.7	280.4	358.9
Equity in earnings (loss) of unconsolidated affiliates	9.9	9.7	(1.2)
Net earnings from continuing operations	606.6	290.1	357.7
Earnings from discontinued operations, net of tax	5.1	89.0	17.9
Net earnings	611.7	379.1	375.6
Less: Net earnings attributable to noncontrolling interests	5.2	9.6	5.5
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$606.5	$369.5	$370.1
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$2.72	$1.28	$1.56
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.02	0.41	0.08
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$2.74	$1.69	$1.64
Weighted average shares outstanding, basic basis	221.2	219.0	226.2
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$2.66	$1.26	$1.53
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	0.02	0.40	0.08
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$2.68	$1.66	$1.61
Weighted average shares outstanding, diluted basis	226.0	222.7	229.3
Dividends per share	$0.58	$0.48	$0.69
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to Fidelity National Financial, Inc. common shareholders	$601.4	$280.5	$352.2
Net earnings from discontinued operations, attributable to Fidelity National Financial, Inc. common shareholders	5.1	89.0	17.9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$606.5	$369.5	$370.1
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net earnings	$611.7	$379.1	$375.6
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	41.4	23.9	34.5
Unrealized gain (loss) relating to investments in unconsolidated affiliates	22.8	(5.8)	7.0
Unrealized gain (loss) on foreign currency translation and cash flow hedging	6.0	(1.0)	0.1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	(12.5)	(26.7)	(71.5)
Minimum pension liability adjustment	7.9	(10.1)	6.9
Other comprehensive earnings (loss)	65.6	(19.7)	(23.0)
Comprehensive earnings	677.3	359.4	352.6
Less: Comprehensive earnings attributable to noncontrolling interests	5.2	9.6	5.5
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$672.1	$349.8	$347.1

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	Common Stock		Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount					Shares	Amount
	(In millions)
Balance, December 31, 2009	249.7	$—	$3,712.1		$(102.4)	$35.6	19.5	$(319.4)	$19.0	$3,344.9
Exercise of stock options	0.9	—	4.8		—	—	—	—	—	4.8
Treasury stock repurchased	—	—	—		—	—	8.7	(117.6)	—	(117.6)
Tax benefit associated with the exercise of stock-based compensation	—	—	3.0		—	—	—	—	—	3.0
Issuance of restricted stock	1.6	—	—		—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—		—	(37.0)	—	—	—	(37.0)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—		—	7.0	—	—	—	7.0
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—		—	0.1	—	—	—	0.1
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	6.9	—	—	—	6.9
Stock-based compensation	—	—	25.1		—	—	—	—	—	25.1
Shares withheld for taxes and in treasury	—	—	—		—		0.3	(3.8)		(3.8)
Contributions to noncontrolling interests	—	—	—		—	—	—	—	0.6	0.6
Purchase of noncontrolling interest	—	—	—		—	—	—	—	(0.4)	(0.4)
Dividends declared	—	—	—		(157.4)	—	—	—	—	(157.4)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(7.4)	(7.4)
Net earnings	—	—	—		370.1	—	—	—	5.5	375.6
Balance, December 31, 2010	252.2	$—	$3,745.0		$110.3	$12.6	28.5	$(440.8)	$17.3	$3,444.4
Exercise of stock options	1.1	—	7.9		—	—	—	—	—	7.9
Treasury stock repurchased	—	—	—		—	—	5.4	(86.2)	—	(86.2)
Issuance of convertible notes, net of deferred taxes of $8.2 and issuance costs of $0.5	—	—	12.8	—	—	—	—	—	—	12.8
Tax benefit associated with the exercise of stock-based compensation	—	—	6.3		—	—	—	—	—	6.3
Issuance of restricted stock	1.6	—	—		—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—		—	(2.8)	—	—	—	(2.8)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—		—	(5.8)	—	—	—	(5.8)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—		—	(1.0)	—	—	—	(1.0)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	(10.1)	—	—	—	(10.1)
Stock-based compensation	—	—	26.6		—	—	—	—	—	26.6
Shares withheld for taxes and in treasury	—	—	—		—	—	0.3	(5.2)	—	(5.2)
Dividends declared	—	—	—		(106.4)	—	—	—	—	(106.4)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(3.7)	(3.7)
Net earnings	—	—	—		369.5	—	—	—	9.6	379.1
Balance, December 31, 2011	254.9	$—	$3,798.6		$373.4	$(7.1)	34.2	$(532.2)	$23.2	$3,655.9
Acquisition of O'Charley's, Inc.	—	—	11.1		—	—	—	—	—	11.1
Exercise of stock options	12.2	—	154.2		—	—	2.9	(62.9)	—	91.3
Treasury stock repurchased	—	—	—		—	—	1.8	(37.6)	—	(37.6)
Tax benefit associated with the exercise of stock-based compensation	0.1	—	31.0		—	—	—	—	—	31.0
Issuance of restricted stock	1.3	—	—		—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—		—	28.9	—	—	—	28.9
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—		—	22.8	—	—	—	22.8
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—		—	6.0	—	—	4.6	10.6
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	7.9	—	—	1.4	9.3
Stock-based compensation	—	—	23.4		—	—	—	—	4.1	27.5
Shares withheld for taxes and in treasury	—	—	—		—	—	1.1	(25.5)	—	(25.5)
Contributions to noncontrolling interests	—	—	—		—	—	—	—	(7.4)	(7.4)
Consolidation of previous minority-owned subsidiary	—	—	—		—	—	—	—	461.9	461.9
Dividends declared	—	—	—		(130.5)	—	—	—	—	(130.5)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(11.9)	(11.9)
Net earnings	—	—	—		606.5	—	—	—	5.2	611.7
Balance, December 31, 2012	268.5	$—	$4,018.3		$849.4	$58.5	40.0	$(658.2)	$481.1	$4,749.1
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$611.7	$379.1	$375.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	131.8	76.3	90.4
Equity in (earnings) loss of unconsolidated affiliates	(9.9)	(9.7)	1.2
Net gain (loss) on sales of investments and other assets, net	3.3	(10.7)	(138.3)
Gain on consolidation of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC	(72.5)	—	—
Bargain purchase gain on O'Charley's, Inc.	(48.1)	—	—
Gain on consolidation of Remy International, Inc.	(78.8)	—	—
Net gain on sale of at-risk and flood insurance businesses	—	(139.0)	—
Gain on sale of investment in Sedgwick CMS	—	—	(98.4)
Stock-based compensation cost	27.5	26.6	25.1
Tax benefit associated with the exercise of stock-based compensation	(31.0)	(6.3)	(3.0)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments and secured trust deposits	0.4	(5.9)	10.6
Net (increase) decrease in trade receivables	(14.5)	15.4	(28.2)
Net decrease (increase) in prepaid expenses and other assets	49.2	(5.2)	25.1
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	63.3	(65.6)	36.9
Net decrease in reserve for title claim losses	(158.7)	(294.8)	(268.7)
Net change in income taxes	146.3	150.1	160.2
Net cash provided by operating activities	620.0	110.3	188.5
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	593.5	738.7	1,000.3
Proceeds from calls and maturities of investment securities available for sale	418.5	549.1	402.4
Proceeds from sales of other assets	2.3	6.2	20.1
Additions to property and equipment and capitalized software	(79.2)	(35.9)	(53.9)
Purchases of investment securities available for sale	(1,146.0)	(1,299.1)	(1,394.3)
Purchases of other long-term investments	(9.0)	—	(3.6)
Net (purchases of) proceeds from short-term investment activities	(11.5)	78.0	219.4
Net contributions to investments in unconsolidated affiliates	(22.5)	(21.3)	(28.3)
Net other investing activities	2.3	(2.8)	(18.6)
Proceeds from the sale of flood insurance business	75.0	119.5	—
Proceeds from the sale of Sedgwick CMS	—	32.0	193.6
Acquisition of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	(122.2)	—	—
Acquisition of J. Alexanders Corporation, net of cash acquired	(70.4)	—	—
Acquisition of Remy International, Inc., net of cash acquired	64.2	—	—
Proceeds from sale of at-risk insurance business	119.0	—	—
Acquisition of Digital Insurance, Inc. net of cash acquired	(98.2)	—	—
Other acquisitions/disposals of businesses, net of cash acquired	(25.8)	(0.3)	(10.4)
Net cash (used in) provided by investing activities	(310.0)	164.1	326.7
Cash Flows From Financing Activities:
Borrowings	679.0	500.0	600.3
Debt service payments	(558.4)	(515.9)	(510.1)
Make-whole call penalty on early extinguishment of debt	(5.2)	—	—
Debt issuance costs	(7.9)	(7.9)	(2.3)
Dividends paid	(128.7)	(105.1)	(156.6)
Subsidiary dividends paid to noncontrolling interest shareholders	(11.9)	(3.7)	(7.4)
Exercise of stock options	91.3	7.9	4.8
Tax benefit associated with the exercise of stock-based compensation	31.0	6.3	3.0
Purchases of treasury stock	(37.6)	(86.2)	(117.6)
Net cash provided by (used in) financing activities	51.6	(204.6)	(185.9)
Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	361.6	69.8	329.3
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	504.4	434.6	105.3
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$866.0	$504.4	$434.6

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Significant Accounting Policies
The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We are a leading provider of title insurance, mortgage services and other diversified services. We are the nation's largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. We also own 100% of J. Alexander's LLC ("J. Alexander's"). In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks. This segment also includes the recently acquired J. Alexander's.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Our investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Earnings relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.
Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $119.0 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15.1 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $124.4 million, $162.8 million and $160.9 million for the years ending December 31, 2012, 2011, and 2010, respectively. Pre-tax earnings (loss) from the at-risk insurance business included in discontinued operations are $10.4 million, $(23.6) million and $(16.4) million for the years ending December 31, 2012, 2011, and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135.0 million in cash and dividends, and a $75.0 million seller note. The seller note was paid in full during 2012. Accordingly, the results of this business through the date of sale for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The flood insurance business sale resulted in a pre-tax gain of approximately $154.1 million ($94.9 million after tax), which was recorded in 2011. Total revenues from the flood business included in discontinued operations are $151.3 million and $166.4 million for the years ending December 31, 2011 and 2010, respectively. Pre-tax earnings from the flood business included in discontinued operations are $29.2 million and $30.0 million for the years ending December 31, 2011 and 2010, respectively.
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
Other long-term investments consist of structured notes and various cost-method investments, and are carried at fair value as of the balance sheet dates. Fair values are based on exit prices obtained from a broker-dealer.
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
We completed annual goodwill impairment analyses in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2012 and 2011, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value, and debt issuance costs relating to the issuance of our long-term notes payable. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks are considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Debt issuance costs are amortized on a straight line basis over the contractual life of the related debt instrument.
In our Remy segment, upon entering into new or extending existing contracts, we may be required to purchase certain cores and inventory from our customers at retail prices, or be obligated to provide certain agreed support. The excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support, are recorded as contract intangibles and amortized as a reduction to auto parts revenue on a method to reflect the pattern of economic benefit consumed. Customer contract intangibles which are not paid to customers, are amortized and recorded in cost of auto parts revenue.
We recorded no impairment expense related to other intangible assets in 2012, 2011, or 2010.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment in the years ending December 31, 2012, 2011, and 2010 and identified and recorded impairment expense of $12.6 million, $2.6 million and $4.3 million, respectively.
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
Remy. Property and equipment within our Remy segment are recorded at cost, less depreciation. Major expenditures that significantly extend the useful life or enhance the usability of the property, plant or equipment are capitalized. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets (fifteen to forty years for buildings and 3 to 15 years for tooling, machinery and equipment). Capital leases and leasehold improvements are amortized over on a straight-line basis the shorter of the lease term or their estimated useful life.
Restaurant Group. Property and equipment within our Restaurant Group segment are recorded at cost, less depreciation. Depreciation is computed on the straight-line method over thirty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the asset’s estimated useful

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

life or the expected lease term, inclusive of renewal periods not to exceed twenty years. Equipment under capitalized leases is amortized on a straight-line basis to its expected residual value at the end of the lease term. All direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest are capitalized. Direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment are also capitalized. In addition, for each new restaurant and re-branded restaurant, a portion of the internal direct costs of its real estate and construction department are also capitalized.
Reserve for Title Claim Losses
Our reserve for title claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and also take into consideration other factors, including industry trends, claim loss history, current legal environment, geographic considerations and the type of policy written.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $528.3 million and $419.9 million at December 31, 2012 and 2011, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Core Accounting
In our Remy segment, remanufacturing is the process where failed or used components, commonly known as cores, are disassembled into subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into saleable, finished products. With many customers, a deposit is charged for the core. Upon return of a core, we grant the customer a credit based on the core deposit value. Core deposits are excluded from auto parts revenue. We record a liability for core returns based on cores expected to be returned. This liability is recorded in Accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheet. The liability represents the difference between the core deposit value to be credited to the customer and the estimated core inventory value of the core to be returned. Revisions to these estimates are made periodically to consider current costs and customer return trends. Upon receipt of a core, we record inventory at lower of cost or fair market value. The value of a core declines over its estimated useful life (ranging from 4 to 30 years) and is devalued accordingly. Carrying value of the core inventory is evaluated by comparing current prices obtained from core brokers to carrying cost. The devaluation of core carrying value is reflected as a charge to Cost of auto parts revenue. Core inventory that is deemed to be obsolete or in excess of current and future projected demand is written down to the lower of cost or market and charged to Cost of auto parts revenue. Core inventories are classified as Prepaid expenses and other assets in the accompanying Consolidated Balance Sheet.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In our Remy segment, when we enter into arrangements to purchase certain cores held in a customer’s inventory or when the customer is not charged a deposit for the core, we have the right to receive a core from the customer in return for every exchange unit supplied to them. We classify such rights as “Core return rights” in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheet. The core return rights are valued based on the underlying core inventory values. Devaluation of these rights is charged to Cost of auto parts revenue. On a periodic basis, we settle with customers for cores that have not been returned.
Research and Development
In our Remy segment, we conduct research and development programs that are expected to contribute to future earnings. Such costs are included in Other operating expenses in the Consolidated Statements of Earnings. Customer-funded research and development expenses are recorded as an offset to research and development expense in Other operating expenses.
Government Grants
In our Remy segment, we record government grants when there is reasonable assurance that the grant will be received and we will comply with the conditions attached to the grants received. Grants related to revenue are recorded as an offset to the related expense in the accompanying Consolidated Statements of Earnings. Grants related to assets are recorded as deferred revenue in Accounts payable and other accrued liabilities and are recognized on a straight-line basis over the useful life of the related asset. We continue to evaluate our compliance with the conditions attached to the related grants.
On August 5, 2009, the U.S. government announced its intention to enter into negotiations with us regarding the awarding of a grant to us of approximately $60.2 million for investments in equipment and manufacturing capability to manufacture electric drive motor technology for use in electric drive vehicles. We finalized the negotiation on this grant on April 8, 2010. The grant will reimburse certain capital expenditures, labor, subcontract and other allowable costs at a rate of fifty percent (50%) of the amount expended during a three-year period. In March 2011, the grant was extended through December 16, 2013. As of December 31, 2012, we have completed the first phase of the grant award.  As of December 31, 2012 $24.2 million of the grant remains.
In addition, we receive various grants and subsidies from foreign jurisdictions.
Foreign Currency Translation
The functional currency for our foreign operations is either the U.S. Dollar or the local currency, with the exception of our Remy subsidiaries in Hungary for which the Euro is the functional currency, since substantially all of their purchases and sales are denominated in Euro. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in Accumulated other comprehensive earnings in the Consolidated Financial Statements and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in Realized gains and losses, net and are insignificant in 2012, 2011, and 2010. We evaluate our foreign subsidiaries’ functional currency on an ongoing basis.
Derivative Financial Instruments
In our Remy segment, in the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. We have historically used derivative financial instruments for the purpose of hedging currency, interest rate and commodity exposures, which exist as a part of ongoing business operations.
As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes. Our objective for holding derivatives is to minimize risks using the most effective and cost-efficient methods available. Management routinely reviews the effectiveness of the use of derivative financial instruments.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Warranty
In our Remy segment, we provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management’s estimate of product failure rates and customer eligibility and is included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheet. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold.
Revenue Recognition
Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70-80% reported within three months following closing, an additional 10-20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, 77.1% and 78.6% of agent premiums earned in 2012, 2011 and 2010, respectively. We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2012 and 6.8% for 2011 and 2010, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses for the years ended December 31, 2012, 2011 and 2010 on our pretax earnings was a (decrease) increase of $(0.2) million, $7.8 million and $10.7 million, respectively. The amount due from our agents relating to this accrual, i.e. the agent premium less their contractual retained commission, was approximately $90.7 million and $91.3 million at December 31, 2012 and 2011, respectively, which represents agency premiums of approximately $438.2 million and $441.2 million at December 31, 2012 and 2011, respectively, and agent commissions of $347.5 million and $349.9 million at December 31, 2012 and 2011, respectively.
Revenues from home warranty insurance policies are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
Remy. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ownership has transferred, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically, F.O.B. shipping point). We recognize shipping and handling costs as Costs of auto parts revenue with the related amounts billed to customers as sales. Accruals for sales returns, price protection and other allowances are provided at the time of shipment based upon past experience. Adjustments to such accruals are made as new information becomes available. We accrue for rebates, price protection and other customer sales allowances in accordance with specific customer arrangements. Such rebates are recorded as a reduction of Auto parts revenue.
Restaurant Group. Restaurant revenue on the Consolidated Statements of Earnings consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common stockholders by the sum of the weighted average number of common shares outstanding and the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be anti-dilutive. We have granted certain options, warrants, restricted stock, and convertible notes which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions, except per share data)
Net earnings from continuing operations attributable to FNF common shareholders	$601.4	$280.5	$352.2
Net earnings from discontinued operations attributable to FNF common shareholders	5.1	89.0	17.9
Net earnings attributable to FNF common shareholders	$606.5	$369.5	$370.1
Weighted average shares outstanding during the period, basic basis	221.2	219.0	226.2
Plus: Common stock equivalent shares assumed from conversion of options	4.8	3.7	3.1
Weighted average shares outstanding during the period, diluted basis	226.0	222.7	229.3
Basic net earnings per share from continuing operations attributable to FNF common shareholders	$2.72	$1.28	$1.56
Basic net earnings from discontinued operations attributable to FNF common shareholders	0.02	0.41	0.08
Basic earnings per share attributable to FNF common shareholders	$2.74	$1.69	$1.64
Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$2.66	$1.26	$1.53
Diluted net earnings from discontinued operations attributable to FNF common shareholders	0.02	0.40	0.08
Diluted earnings per share attributable to FNF common shareholders	$2.68	$1.66	$1.61

For the years ended December 31, 2012, 2011, and 2010, options to purchase 3.5 million shares, 7.8 million shares and 12.6 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.
Transactions with Related Parties
We have historically conducted business with Fidelity National Information Services ("FIS") and its subsidiaries.
A summary of the agreements that were in effect with FIS through December 31, 2012, is as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A detail of related party items between us and FIS that were included in revenues and expenses for the periods presented is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Corporate services and cost-sharing revenue	$4.8	$4.5	$3.7
Data processing expense	(31.6)	(35.8)	(48.1)
Net expense	$(26.8)	$(31.3)	$(44.4)

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $5.4 million and $5.6 million as of December 31, 2012 and 2011, respectively.
On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50.0 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $1.5 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. The fair value of this investment is $55.8 million and $42.6 million as of December 31, 2012 and 2011, respectively, and is recorded in Equity securities available for sale. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $52.7 million and $23.6 million as of December 31, 2012 and 2011, respectively. At December 31, 2011, we also held an FIS term loan acquired in May 2011 with a fair value of $13.0 million as of December 31, 2011.
Stock-Based Compensation Plans
We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date, using the Black-Scholes Model, and recognized over the service period.
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
Certain Reclassifications
Certain reclassifications have been made in the 2011 and 2010 Consolidated Financial Statements to conform to classifications used in 2012. In addition, we have corrected an immaterial prior period error in the Consolidated Statement of Cash Flows. The correction was between cash flows from operating activities and cash flows from investing activities for the years ended December 31, 2011 and 2010, and resulted in a decrease in cash provided by operating activities and an increase in cash provided by investing activities of $14.6 million in 2011 and an increase in cash provided by operating activities and a decrease in cash provided by investing activities of $6.0 million in 2010. There was no impact on our other Consolidated Financial Statements presented.
Note B — Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.
Acquisition of Remy International, Inc.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31.3 million and cash acquired upon consolidation of Remy

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

was $95.5 million. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179.2 million was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. A realized gain of $78.8 million was recognized in 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations. The purchase price was as follows (in millions):

Fair value of our 47% investment in Remy prior to consolidation	$258.0
Cash paid for additional ownership in Remy	31.3
Less: cash acquired in consolidation of Remy	(95.5)
$193.8
The purchase price has been allocated to the Remy assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation was completed in 2012. The purchase price allocation is as follows (in millions):

Trade and notes receivables, net of allowance for doubtful accounts	$202.2
Prepaid expenses and other assets	214.3
Property and equipment	160.7
Other intangible assets	368.1
Goodwill	246.4
Total assets	1,191.7
Accounts payable and other accrued liabilities	352.6
Deferred tax liability	38.0
Notes payable	304.7
Total liabilities	695.3
Net assets acquired	496.4
Less: noncontrolling interest	(302.6)
$193.8

The following table summarized the intangible assets acquired (in millions, except for useful life):

Amortizing intangible assets:	Fair Value as of Consolidation	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of December 31, 2012
Customer contracts	$75.6	3.3	$65.0
Customer relationship	198.0	10.0	190.5
Developed technology	9.0	4.3	8.9
Total amortizing intangible assets	282.6		264.4

Non-amortizing intangible assets:
Tradenames	85.5		85.5
Total intangible assets	$368.1		$349.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2012, there were 322 company-owned restaurants in the O'Charley's group of companies and 218 company-owned restaurants in the ABRH group of companies. Total consideration paid was $122.2 million in cash, net of cash acquired of $35.0 million. Our investment in ABRH, prior to the merger, was $37.0 million and was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $13.8 million was included in Equity securities available for sale on the Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
The total purchase price has been allocated to the Restaurant Group assets acquired and liabilities assumed based on our best estimates of the fair value of the assets acquired and liabilities assumed as of the respective acquisition dates. The purchase price allocation was completed in 2012. In the case of ABRH, goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. A realized gain of $65.8 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings, was recognized in 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. The fair value of our investment in ABRH was estimated using relative market based comparable information. In regards to O'Charley's, a realized gain of $54.8 million was recognized in 2012. The gain consisted of a $48.1 million bargain purchase gain discussed further below, and a gain of $6.7 million for the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation. As a result of the final valuation, we recognized and measured the identifiable assets acquired and liabilities assumed from the O'Charley's purchase at fair value. Upon completion of the fair value process, the net assets of O'Charley's received by FNF exceeded the purchase price resulting in a bargain purchase gain of $48.1 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings for 2012. The bargain purchase gain was due to the release of a valuation allowance on O'Charley's net deferred tax assets. O'Charley's previously had recorded a valuation allowance on the deferred tax assets, due to its history of net losses and the low probability of being able to utilize these assets. We also recorded a $10.8 million increase to our Additional paid-in capital during 2012, related to the fair value of the non-controlling interest portion of our ownership in O'Charley's. The purchase price was as follows (in millions):

Fair value of our investment in O'Charley's and ABRH as of consolidation	$182.2
Net cash paid for majority ownership in O'Charley's and ABRH	122.2
$304.4

The purchase price has been allocated to the O'Charley's and ABRH assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition dates. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The purchase price allocation was completed in 2012. The purchase price allocation is as follows (in millions):

Trade and notes receivables	$11.3
Prepaid expenses and other assets	83.2
Property and equipment	241.7
Other intangible assets	113.7
Deferred tax assets	71.5
Goodwill	102.1
Total assets	623.5
Total liabilities	169.2
Net assets acquired	454.3
Less: noncontrolling interest	(149.9)
$304.4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarized the intangible assets acquired (in millions, except for useful life):

Amortizing intangible assets:	Fair Value as of Consolidation	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of December 31, 2012
Franchise rights	$10.0	12.0	$9.3

Non-amortizing intangible assets:
Tradenames	99.0		99.0
Liquior license	4.7		4.7
Total intangible assets	$113.7		$113.0

Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the years ended December 31, 2012 and 2011 are presented below. Pro-forma results presented assume the consolidation of ABRH, O'Charley's and Remy occurred as of the beginning of each respective period. Amounts reflect our 55% ownership interest in ABRH and O'Charley's and our 51% ownership interest in Remy and were adjusted to exclude transaction and integration costs related to the acquisitions and earnings attributable to our prior investments in ABRH and Remy. We have also excluded the earnings effects attributable to the fair value adjustments of our prior investments and the bargain purchase gain related to the purchase of O'Charley's.

	Year Ended December 31,
	2012	2011
	(in millions)
Total revenues	$8,206.6	$7,285.7
Net earnings attributable to FNF common shareholders	518.3	391.6
Other Acquisitions
Digital Insurance, Inc.
On December 31, 2012, we acquired Digital Insurance, Inc. ("Digital Insurance"). Total consideration paid was $98.2 million in cash, net of cash acquired of $3.1 million. We consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is the nation's leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses.
J. Alexander's Corporation
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation for $14.50 per share. Total consideration paid was $70.4 million in cash, net of cash acquired of $6.9 million. Effective October 29, 2012, following a one-month waiting period required under the Tennessee Business Corporation Act, we completed the closing of the short-form merger with J. Alexander's and subsequently own 100% of J. Alexander's, which later became J. Alexander's LLC. We have consolidated the operations of J. Alexander's beginning September 26, 2012. J. Alexander's operates 33 J. Alexander's restaurants in 13 states. Subsequent to year-end on February 25, 2013, we merged Stoney River Legendary Steaks into J. Alexander's.

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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$139.5	$—	$139.5
State and political subdivisions	—	1,300.4	—	1,300.4
Corporate debt securities	—	1,498.7	—	1,498.7
Foreign government bonds	—	47.7	—	47.7
Mortgage-backed/asset-backed securities	—	153.5	—	153.5
Preferred stock available for sale	108.8	108.1	—	216.9
Equity securities available for sale	137.6	—	—	137.6
Other long-term investments	—	—	40.8	40.8
Foreign exchange contracts	—	5.3	—	5.3
Total assets	$246.4	$3,253.2	$40.8	$3,540.4

Liabilities:
Interest rate swap contracts	$—	$2.2	$—	$2.2
Commodity contracts	—	1.6	—	1.6
Total liabilities	$—	$3.8	$—	$3.8

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale (1):
U.S. government and agencies	$—	$174.6	$—	$174.6
State and political subdivisions	—	1,439.5	—	1,439.5
Corporate debt securities	—	1,569.1	—	1,569.1
Foreign government bonds	—	47.1	—	47.1
Mortgage-backed/asset-backed securities	—	226.7	—	226.7
Preferred stock available for sale (2)	14.2	71.4	—	85.6
Equity securities available for sale	105.7	—	—	105.7
Other long-term investments	—	—	40.8	40.8
Total	$119.9	$3,528.4	$40.8	$3,689.1
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
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $37.5 million and fair value of $40.8 million at December 31, 2012 and December 31, 2011. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. The structured notes are classified as Other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2012.
The following table presents the changes in our investments that are classified as Level 3 for the years ended December 31, 2012 and 2011 (in millions):

Balance, December 31, 2010	$99.6
Proceeds received upon call/sales	(53.6)
Realized loss	(0.7)
Net change included in other comprehensive earnings	(4.5)
Balance, December 31, 2011	40.8
Proceeds received upon call/sales	—
Realized loss	—
Net change included in other comprehensive earnings	—
Balance, December 31, 2012	$40.8
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J.
Additional information regarding the fair value of our investment portfolio is included in Note D.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note D.	Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$139.5	$130.2	$9.3	$—	$139.5
States and political subdivisions	1,300.4	1,239.8	60.9	(0.3)	1,300.4
Corporate debt securities	1,498.7	1,438.8	71.4	(11.5)	1,498.7
Foreign government bonds	47.7	45.4	2.6	(0.3)	47.7
Mortgage-backed/asset-backed securities	153.5	145.4	8.1	—	153.5
Preferred stock available for sale	216.9	207.0	10.2	(0.3)	216.9
Equity securities available for sale	137.6	102.9	39.9	(5.2)	137.6
Total	$3,494.3	$3,309.5	$202.4	$(17.6)	$3,494.3

	December 31, 2011
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$159.1	$148.2	$10.9	$—	$159.1
States and political subdivisions	1,330.1	1,266.1	64.1	(0.1)	1,330.1
Corporate debt securities	1,463.4	1,442.7	48.3	(27.6)	1,463.4
Foreign government bonds	46.0	44.2	1.8	—	46.0
Mortgage-backed/asset-backed securities	201.6	191.8	9.8	—	201.6
Preferred stock available for sale	71.4	74.8	0.4	(3.8)	71.4
Equity securities available for sale	105.7	83.2	25.5	(3.0)	105.7
Total	$3,377.3	$3,251.0	$160.8	$(34.5)	$3,377.3

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase. At December 31, 2012 all of our mortgage-backed and asset-backed securities are rated AAA or better by Moody's Investor Service. The mortgage-backed and asset-backed securities are made up of $111.4 million of agency mortgage-backed securities, $9.9 million of collateralized mortgage obligations, $22.0 million of commercial mortgage-backed securities, and $10.2 million in asset-backed securities.
The change in net unrealized gains and losses on fixed maturities for the years ended December 31, 2012, 2011, and 2010 was $33.0 million, $(9.9) million, and $(52.5) million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2012:

	December 31, 2012
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$244.6	8.2%	$248.0	7.9%
After one year through five years	1,689.6	56.3	1,760.1	56.0
After five years through ten years	902.3	30.1	960.2	30.6
After ten years	17.7	0.6	18.0	0.6
Mortgage-backed/asset-backed securities	145.4	4.8	153.5	4.9
	$2,999.6	100.0%	$3,139.8	100.0%
Subject to call	$1,476.6	49.2%	$1,533.2	48.8%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,143.1 million and $1,185.4 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of December 31, 2012.
Fixed maturity securities valued at approximately $160.0 million and $165.6 million were on deposit with various governmental authorities at December 31, 2012 and 2011, respectively, as required by law.
Equity securities are carried at fair value. The balance of equity securities includes an investment in FIS stock, which we purchased on October 1, 2009 pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of this investment is $55.8 million and $42.6 million as of December 31, 2012 and 2011, respectively. The change in unrealized gains (losses) on equity securities for the years ended December 31, 2012, 2011 and 2010 was a net increase (decrease) of $12.2 million, $(1.6) million, and $(3.8) million, respectively. There were no significant investments in banks, trust and insurance companies at December 31, 2012 or 2011.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 are as follows (in millions):

December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$37.0	$(0.3)	$—	$—	$37.0	$(0.3)
Corporate debt securities	95.6	(4.9)	34.0	(6.6)	129.6	(11.5)
Foreign government bonds	14.6	(0.2)	2.0	(0.1)	16.6	(0.3)
Preferred stock available for sale	35.3	(0.3)	—	—	35.3	(0.3)
Equity securities available for sale	31.1	(2.6)	2.6	(2.6)	33.7	(5.2)
Total temporarily impaired securities	$213.6	$(8.3)	$38.6	$(9.3)	$252.2	$(17.6)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$10.6	$(0.1)	$—	$—	$10.6	$(0.1)
Corporate debt securities	339.0	(26.6)	7.3	(1.0)	346.3	(27.6)
Preferred stock available for sale	52.9	(3.8)	—	—	52.9	(3.8)
Equity securities available for sale	16.1	(3.0)	—	—	16.1	(3.0)
Total temporarily impaired securities	$418.6	$(33.5)	$7.3	$(1.0)	$425.9	$(34.5)

A substantial portion of our unrealized losses relate to corporate debt securities. These unrealized losses were primarily caused by widening credit spreads that we consider to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2012. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During 2012 and 2011, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $2.7 million and $17.1 million, respectively. Impairment charges in 2012 and in 2011 related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. During 2010, we incurred no impairment charges relating to investments that were determined to be other-than-temporarily impaired.
As of December 31, 2012 we held $6.5 million of fixed maturity securities for which other-than-temporary impairments had been previously recognized and in 2011, we held $8.0 million investments for which an other-than-temporary impairment had been previously recognized; all of the impairments related to credit losses.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ending December 31, 2012, 2011, and 2010, respectively:

	Year ended December 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$16.2	$(5.3)	$10.9	$975.0
Preferred stock available for sale	0.4	—	0.4	29.0
Equity securities available for sale	2.7	—	2.7	8.0
Other long-term investments			(0.2)	—
Gain on consolidation of O'Charley's and ABRH			72.5
Bargain purchase gain on O'Charley's			48.1	—
Gain on consolidation of Remy			78.8	—
Loss on early extinguishment of 5.25% bonds			(5.7)	—
Other assets			(20.6)	2.3
Total			$186.9	$1,014.3

	Year ended December 31, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$37.5	$(17.8)	$19.7	$1,205.6
Preferred stock available for sale	0.1	(0.1)	—	21.0
Equity securities available for sale	1.9	—	1.9	16.3
Other long-term investments			(4.4)	77.7
Other assets			(10.5)	5.4
Total			$6.7	$1,326.0

	Year ended December 31, 2010
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$90.3	$(1.7)	$88.6	$1,348.8
Equity securities available for sale	26.3	—	26.3	59.9
Other long-term investments			109.8	193.6
Other assets			11.0	20.1
Total			$235.7	$1,622.4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash and cash equivalents	$0.1	$0.4	$0.4
Fixed maturity securities available for sale	116.5	129.5	128.0
Equity securities and preferred stock available for sale	13.8	6.2	1.8
Short-term investments	0.1	0.1	0.6
Other	13.4	6.5	4.2
Total	$143.9	$142.7	$135.0

Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009. The structured notes are carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Consolidated Statements of Earnings. The carrying value of the structured notes was $40.8 million as of December 31, 2012 and 2011, respectively, and we recorded no gain or loss related to the structured notes in the year ended December 31, 2012 and a net (loss) gain of $(4.4) million and $11.4 million related to the structured notes in the years ended December 31, 2011 and 2010, respectively.
Investments in unconsolidated affiliates are recorded using the equity method of accounting and as of December 31, 2012 and 2011 consisted of the following (in millions):

	Ownership at December 31, 2012	2012	2011
Ceridian	32%	$350.6	$352.8
Remy	—	—	141.8
Other	various	41.6	51.9
Total		$392.2	$546.5

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
During the years ended December 31, 2012, 2011, and 2010, we recorded an aggregate of $9.9 million, $9.7 million, and $(1.2) million, respectively, in equity in earnings (losses) of unconsolidated affiliates. We account for our equity in Ceridian on a three-month lag. We accounted for our equity in Remy on a one-month lag until August 14, 2012, the date on which we gained control of Remy. Accordingly, our net earnings for the year ended December 31, 2012, includes our equity in Ceridian’s earnings for the period from October 1, 2011 through September 30, 2012 and our net earnings for the year ended December 31, 2011, includes our equity in Ceridian’s earnings for the period from October 1, 2010 through September 30, 2011. Our net earnings for the year ended December 31, 2012, includes our equity in Remy's earnings for the period from December 1, 2011 through August 14, 2012 and our net earnings for the year ended December 31, 2011, includes our equity in Remy's earnings for the period from December 1, 2010 through November 30, 2011. In addition, we record our share of the other comprehensive earnings (loss) of unconsolidated affiliates. As of December 31, 2012, included within the Consolidated Statements of Equity, we had recorded accumulated other comprehensive losses of $42.0 million related to our investment in Ceridian, and less than $0.1 million related to our other investments in unconsolidated affiliates.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for the periods included in our Consolidated Financial Statements for Ceridian is presented below:

	September 30, 2012	September 30, 2011
	(In millions)
Total current assets	$1,209.4	$1,154.0
Goodwill and other intangible assets, net	4,630.1	4,577.6
Other assets	4,081.6	4,259.6
Total assets	$9,921.1	$9,991.2
Current liabilities	$994.5	$892.0
Long-term obligations, less current portion	3,445.0	3,451.4
Other long-term liabilities	4,363.0	4,566.0
Total liabilities	8,802.5	8,909.4
Equity	1,118.6	1,081.8
Total liabilities and equity	$9,921.1	$9,991.2

	Period from October 1, 2011, through September 30, 2012	Period from October 1, 2010, through September 30, 2011
	(In millions)
Total revenues	$1,506.7	$1,539.4
Loss before income taxes	(66.1)	(73.7)
Net loss	(56.3)	(43.8)

Note E.	Remy Derivative Financial Instruments and Concentration of Risk
The following risks and derivative instruments were added as part of the consolidation of Remy on August 14, 2012.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, some of which are designated as hedges. As of December 31, 2012, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

Currency denomination
Foreign currency contract	December 31, 2012
South Korean Won Forward	$55.5
Mexican Peso Contracts	$66.7
Brazilian Real Forward	$18.1
Hungarian Forint Forward	€13.6
British Pound Forward	£1.4
Accumulated unrealized net gains of $3.4 million were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2012 related to these instruments. As of December 31, 2012, unrealized gains related to these instruments of $3.6 million are expected to be reclassified to the Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the year ended December 31, 2012 was immaterial.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. The Term B Loan has a $150.0 million notional value and the interest rate swap expires December 31, 2013. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Consolidated Statement of Earnings. The interest rate swaps reduce Remy's overall interest rate risk.
Commodity price risk
Remy production processes are dependent upon the supply of certain components whose raw materials are exposed to price fluctuations on the open market. The primary purpose of Remy's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Remy monitors commodity price risk exposures regularly to maximize the overall effectiveness of commodity forward contracts. The principal raw material hedged is copper. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future. Additionally, Remy purchases certain commodities during the normal course of business which result in physical delivery and are excluded from hedge accounting.
Remy had thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 6,566 metric tons of copper. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $0.4 million were recorded in Accumulated other comprehensive earnings as of December 31, 2012 related to these contracts. As of December 31, 2012, net unrealized losses related to these contracts of $0.4 million are expected to be reclassified to the accompanying Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the year ended December 31, 2012 was immaterial.
Accounts receivable factoring arrangements
Remy has entered into factoring agreements with various domestic and European financial institutions to sell their accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Remy does not service any domestic accounts after the factoring has occurred. Remy does not have any servicing assets or liabilities. Remy utilizes factoring arrangements as an integral part of financing. The cost of factoring such accounts receivable is reflected in the accompanying Consolidated Statement of Earnings as Interest expense. The cost of factoring such accounts receivable for the year ended December 31, 2012 was $2.2 million. Gross amounts factored under these facilities as of December 31, 2012 were $183.5 million.
Other
Remy's derivative positions and any related material collateral under master netting agreements are presented on a net basis.
For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the change in fair value method, are recognized in the accompanying Consolidated Statement of Earnings. Derivative gains and losses included in Accumulated other comprehensive earnings for effective hedges are reclassified into the accompanying Consolidated Statement of Earnings upon recognition of the hedged transaction.
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying Consolidated Statement of Earnings. Remy's undesignated hedges are primarily foreign currency hedges as the entity with the derivative transaction does not bear the foreign currency risk, and Remy's interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. All asset and liability derivatives are included in Prepaid expenses and other assets and Accounts payable and other accrued liabilities, respectively, on the Consolidated Balance Sheet.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table discloses the fair values of Remy's derivative instruments (in millions):

	December 31, 2012
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$0.7	$2.2
Foreign currency contracts	5.6	0.3
Total derivatives designated as hedging instruments	$6.3	$2.5

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$2.2
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (OCI) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Consolidated Statement of Earnings. The following table discloses the effect of Remy's derivative instruments for the year ended December 31, 2012 (in millions):

	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI into income (effective portion	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(0.5)	$(0.2)	$—	$—
Foreign currency contracts	6.1	1.5	—	—
Total derivatives designated as hedging instruments	$5.6	$1.3	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(0.1)

Note F.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2012	2011
	(In millions)
Land	$107.8	$76.5
Buildings	58.5	38.1
Leasehold improvements	84.0	81.4
Data processing equipment	227.4	233.9
Furniture, fixtures and equipment	375.2	225.6
	852.9	655.5
Accumulated depreciation and amortization	(220.8)	(489.4)
	$632.1	$166.1

Depreciation expense on property and equipment was $80.7 million, $38.4 million, and $40.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note G.	Goodwill
Goodwill consists of the following:

	Fidelity National Title Group	Remy	Restaurant Group	Specialty Insurance	Corporate and Other	Total
	(In millions)
Balance, December 31, 2010	$1,429.5	$—	$—	$21.2	$20.0	$1,470.7
Goodwill acquired during the year	0.1	—	—	—	—	0.1
Adjustments to prior year acquisitions	3.0	—	—	—	(0.4)	2.6
Sale of assets related to discontinued operations (1)	—	—	—	(21.2)	—	(21.2)
Balance, December 31, 2011	$1,432.6	$—	$—	$—	$19.6	$1,452.2
Goodwill acquired during the year (2)	18.6	246.4	118.5	—	75.5	459.0
Adjustments to prior year acquisitions	0.2	—	—	—	(0.8)	(0.6)
Sale of assets	(2.1)	—	—	—	—	(2.1)
Balance, December 31, 2012	$1,449.3	$246.4	$118.5	$—	$94.3	$1,908.5
_____________________________________
(1) During 2011, we completed the sale of our flood insurance businesses. See Note A under "Discontinued Operations".
(2) During 2012, we acquired a controlling interest in Remy and the Restaurant Group. We also acquired Digital Insurance in our Corporate and Other Segment. See Note B "Acquisitions".

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2012	2011
	(In millions)
Customer relationships and contracts	$480.5	$196.4
Trademarks and tradenames	238.2	27.8
Other	46.9	20.0
	765.6	244.2
Accumulated amortization	(115.1)	(113.5)
	$650.5	$130.7

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $34.4 million, $16.5 million, and $19.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. Other intangible assets primarily represent non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2012, is $73.4 million in 2013, $63.1 million in 2014, $54.0 million in 2015, $46.0 million in 2016 and $33.0 million in 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2012	2011
	(In millions)
Accrued benefits	$250.8	$212.2
Salaries and incentives	245.8	155.5
Accrued rent	44.6	24.2
Trade accounts payable	185.6	48.8
Accrued recording fees and transfer taxes	50.9	62.3
Accrued premium taxes	54.2	32.2
Deferred revenue	83.8	40.8
Other accrued liabilities (1)	391.8	286.7
	$1,307.5	$862.7
_____________________________________
(1) Other accrued liabilities at December 31, 2011, includes $145.6 million in liabilities related to the at-risk insurance business that have been reclassed into Accounts payable and other accrued liabilities on the Consolidated Balance Sheet as they were considered held for sale as of December 31, 2011.

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2012	2011
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398.1	$—
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	282.1	279.5
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.8
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	—	236.4
Revolving Credit Facility, unsecured, unused portion of $800.0 at December 31, 2012, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	100.0
Remy Term B Loan, interest payable annually at LIBOR (floor of 1.75%) + 4.50% (6.25% at December 31, 2012), due December 2016	258.8	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.50% (3.71% at December 31, 2012), due May 2017	72.2	—
Restaurant Group Revolving Credit Facility, unused portion of $59.6 at December 31, 2012 due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.50% (5.75% at December 31, 2012)	—	—
Other	32.9	0.1
	$1,343.9	$915.8

At December 31, 2012, the estimated fair value of our long-term debt was approximately $1,503.8 million or $159.9 million higher than its carrying value. The fair value of our long-term debt which consisted primarily of our unsecured notes payable at December 31, 2011 was approximately $927.8 million or $12.0 million higher than its estimated carrying value. The fair value of our unsecured notes payable was $1,139.2 million as of December 31, 2012. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2012 and 2011 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $259.4 million, based on established market prices for the securities on December 31, 2012 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan was $72.2 million, based on established market prices for the securities on December 31, 2012 and is considered a Level 2 financial liability.

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
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80.0 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85.0 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85.0 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5.0 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2.0 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of December 31, 2012, the balance of the term loan was $72.2 million and there was no outstanding balance on the revolving loan. ABRH had $20.4 million of outstanding letters of credit as of December 31, 2012. As of December 31, 2012, ABRH had $59.6 million of remaining borrowing capacity under our revolving credit facility.
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925.0 million to $800.0 million, with an option to increase the size of the credit facility to $900.0 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160.0 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of December 31, 2012, there was no outstanding balance under the Revolving Credit Facility.
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
During 2011, we used $75.0 million of the proceeds from the Notes to purchase 4,609,700 shares of our common stock at $16.27 per share in privately negotiated transactions concurrently with the issuance. We used the remaining net proceeds along with other cash on hand for repayment of $250.0 million outstanding debt on our revolving credit agreement.
In December 2010, Remy entered into a $300.0 million Term B Loan (“Term B”) facility. The Term B is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all Remy domestic assets other than accounts receivable and inventory pledged to the Asset-Based Revolving Credit Facility ("Remy Credit Facility"), as described below. The Term B bears an interest rate of LIBOR (subject to a floor of 1.75%) plus 4.5% per annum. The Term B matures on December 17, 2016. Principal payments in the amount of $0.8 million are due at the end of each calendar quarter with termination and final payment no later than December 17, 2016. The Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. The Term B also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of December 31, 2012.
In December 2010, Remy entered into a $95.0 million, five year Asset-Based Revolving Credit Facility, (the "Remy Credit Facility"). The Remy Credit Facility is secured by substantially all of Remy's domestic accounts receivable and inventory. It bears interest, varying with the level of available borrowing, at a defined Base Rate plus 1.00%-1.50% per annum or, at our election, at an applicable LIBOR Rate plus 2.00%-2.50% per annum and is paid monthly. The Remy Credit Facility contains various

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. At December 31, 2012, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding Remy letters of credit of $2.9 million, there was additional availability for borrowing of $69.0 million as of December 31, 2012. The Remy Credit Facility agreement matures on December 17, 2015.
Remy also has revolving credit facilities with four Korean banks with a total facility amount of approximately $16.1 million, of which $6.1 million is borrowed at average interest rates of 4.54% at December 31, 2012. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5.5 million, of which $3.0 million is borrowed at average interest rates of 2.61% at December 31, 2012. In Belgium, Remy has revolving loans with two banks for a credit facility of $3.7 million with no outstanding borrowings at December 31, 2012.
On May 5, 2010, we completed an offering of $300.0 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. As such, we recorded a discount of $0.3 million, which is netted against the $300.0 million aggregate principal amount of notes. The discount is amortized to May 2017 when the 6.60% Notes mature. We received net proceeds of $297.3 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100.0 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Principal maturities of notes payable at December 31, 2012 are as follows (in millions):
2013	$23.2
2014	11.7
2015	11.7
2016	259.8
2017	344.1
Thereafter	693.4
$1,343.9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K.	Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Current	$226.1	$(8.1)	$78.5
Deferred	20.6	142.5	111.3
	$246.7	$134.4	$189.8

Total income tax expense (benefit) on continuing operations for the years ended December 31 was allocated as follows (in millions):

	2012	2011	2010
Net earnings from continuing operations	$246.7	$134.4	$189.8
Tax expense (benefit) attributable to discontinued operations	3.4	55.5	(4.2)
Other comprehensive earnings (loss):
Unrealized gains (loss) on investments and other financial instruments	38.7	10.6	20.3
Unrealized gain (loss) on foreign currency translation and cash flow hedging	1.1	(0.5)	0.1
Reclassification adjustment for change in unrealized gains and losses included in net earnings	(7.6)	(15.7)	(38.1)
Minimum pension liability adjustment	5.4	(5.9)	4.0
Total income tax expense (benefit) allocated to other comprehensive earnings	37.6	(11.5)	(13.7)
Additional paid-in capital, stock-based compensation	(31.0)	(6.3)	(3.0)
Total income taxes	$256.7	$172.1	$168.9

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	1.4	1.9
Deductible dividends paid to FNF 401(k) plan	(0.1)	(0.2)	(0.2)
Tax exempt interest income	(1.3)	(2.7)	(2.0)
Release of valuation allowance	(0.8)	—	(0.8)
Nontaxable investment gains	(5.3)	—	—
Non-deductible expenses and other, net	(0.4)	(1.1)	0.7
	29.3%	32.4%	34.6%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$52.7	$61.5
Other investments	58.0	54.5
Net operating loss carryforwards	105.8	41.5
Accrued liabilities	30.7	16.9
Pension plan	12.0	16.9
Tax credits	66.4	—
State income taxes	9.1	2.6
Other	10.7	12.9
Total gross deferred tax asset	345.4	206.8
Less: valuation allowance	27.0	—
Total deferred tax asset	318.4	206.8
Deferred Tax Liabilities:
Title plant	(71.7)	(63.1)
Amortization of goodwill and intangible assets	(282.4)	(95.7)
Investment securities	(65.3)	(38.3)
Depreciation	(10.3)	(23.3)
Insurance reserve discounting	(5.2)	(75.6)
Bad debts	(6.1)	(5.8)
Total deferred tax liability	(441.0)	(301.8)
Net deferred tax liability	$(122.6)	$(95.0)

Our net deferred tax liability was $122.6 million and $95.0 million at December 31, 2012, and 2011, respectively. The significant changes in the deferred taxes are as follows: The deferred tax liability relating to insurance reserves decreased $70.4 million due primarily to a reduction in the claim reserves established for statutory and tax purposes. The deferred tax asset relating to net operating loss carryforward increased by $64.3 million primarily due to the consolidation of Remy International and the acquisition of Digital Insurance offset by the utilization of prior year net operating losses of $20.0 million. The deferred tax asset relating to tax credits increased by $66.4 million primarily due to the consolidation of Remy and the acquisition of O'Charley's. The deferred tax liability relating to amortization of goodwill and intangible assets increased $186.7 million primarily due to the related increases from the purchases of Remy and Digital Insurance. The deferred tax liability for investment securities increased by $27.0 million due primarily to increased unrealized investment gains.
As of December 31, 2012 we had a valuation allowance of $27.0 million, we had no valuation allowance in the year ended 2011.
At December 31, 2012, we have net operating losses on a pretax basis of $233.1 million available to carryforward and offset future federal taxable income through 2027. The amount of capital losses available to carryforward has been reduced to zero as we expect to utilize all prior year capital losses generated in the 2012 tax return. We also have $66.4 million tax credits carryforward which will begin to expire in 2026.

Tax benefits of $31.0 million, $6.3 million, and $3.0 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2012, 2011, and 2010, respectively.
Income taxes have not been provided on the difference between the tax basis and the financial statement carrying amount for its investment in Remy because the reported amount of the investment can be recovered tax-free.

As of December 31, 2012 and 2011, we had approximately $10.0 million (including interest of $1.9 million) and $1.6 million (including interest of $0.6 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The change in the balance from 2011 is due to the consolidation with Remy. As Remy is a less than 80% owned subsidiary, it is

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

not consolidated with FNF for federal income tax filing purposes. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. During 2012, the IRS completed its examination of our consolidated tax returns for the tax years ended 2010 and 2011, which resulted in no additional tax. We are currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years. We file income tax returns in various foreign and US state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Beginning balance	$1,912.8	$2,210.9	$2,488.8
Claim loss provision related to:
Current year	211.0	188.7	218.5
Prior years	57.5	33.6	30.4
Total title claim loss provision (1)	268.5	222.3	248.9
Claims paid, net of recoupments related to:
Current year	(4.0)	(9.9)	(5.7)
Prior years	(429.3)	(510.5)	(521.1)
Total title claims paid, net of recoupments	(433.3)	(520.4)	(526.8)
Ending balance of claim loss reserve for title insurance	$1,748.0	$1,912.8	$2,210.9
Claim loss reserve for specialty insurance (2)	—	—	59.2
Ending balance of claim loss reserves	$1,748.0	$1,912.8	$2,270.1
Provision for title insurance claim losses as a percentage of title insurance premiums	7.0%	6.8%	6.8%
_____________________________________

(1)	Included in the provision for title claim losses in the 2012 period is a $10.8 million impairment recorded on an asset previously recouped as part of a claim settlement.

(2)	In 2011, we sold our at-risk insurance businesses, resulting in a decrease to the reserve for claim losses of $59.2 million. See Note A under "Discontinued Operations".
We continually update loss reserve estimates as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. As a result of continued volatility experienced in claim development on policy years 2005 - 2008, we believe there is an increased level of uncertainty attributable to these policy years. If actual claims loss development is worse than currently expected and is not offset by other positive factors, it is reasonably possible that we may record additional reserve strengthening in future periods.

Note M.	Commitments and Contingencies
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $7.5 billion at December 31, 2012. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2012 and 2011 related to these arrangements.
Operating Leases

Future minimum operating lease payments are as follows (in millions):
2013	$180.2
2014	153.4
2015	124.1
2016	170.3
2017	80.8
Thereafter	353.9
Total future minimum operating lease payments	$1,062.7

Rent expense incurred under operating leases during the years ended December 31, 2012, 2011 and 2010 was $159.3 million, $123.4 million, and $135.4 million, respectively. Rent expense in 2012, 2011, and 2010 includes abandoned lease charges related to office closures of $2.1 million, $1.4 million, and $11.7 million, respectively.
On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2012 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Restaurant Group Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we used the existing market prices at December 31, 2012 to determine the amount of the obligation.
Purchase obligations of the Restaurant Group as of December 31, 2012 are as follows (in millions):

2013	$204.2
2014	48.4
2015	21.1
2016	5.0
2017	—
Thereafter	—
Total purchase commitments	$278.7

Note N.	Regulation and Equity
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
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2012, the combined statutory unearned premium reserve required and reported for our title insurers was $1,777.7 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
Each of our insurance subsidiaries is regulated by the insurance regulatory authority in its respective state of domicile, as well as that of each state in which it is licensed. The insurance commissioners of their respective states of domicile are the primary regulators of our title insurance subsidiaries. Each of the insurers is subject to periodic regulatory financial examination by regulatory authorities.
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2012, $1,997.1 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2013, our title insurers can pay or make distributions to us of approximately $255.4 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,381.1 million and $894.7 million as of December 31, 2012 and 2011, respectively. The combined statutory net earnings (losses) of our title insurance subsidiaries were $272.9 million, $151.1 million, and $(46.6) million for the years ended December 31, 2012, 2011, and 2010, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. In 2012, this resulted in a difference of $222.1 million between our state prescribed accounting practice and NAIC SAP. Also, our title insurance underwriters received a permitted practice for the year ended December 31, 2012, to account for bulk reserves with IBNR instead of known claims reserves as required by NAIC SAP, in accordance with an exposure draft outstanding to change relevant NAIC SAP as of the date of these financial statements. As a result of the 2012 permitted practice, there was a difference of $(225.8) million between our state prescribed accounting practice and NAIC SAP. Statutory surplus at December 31, 2012 and 2011, respectively, was (higher) lower by approximately $(3.7) million and $255.1 million than if we had reported such amounts in accordance with NAIC SAP.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2012.
Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company are as follows: $7.5 million for Fidelity National Title Company, $2.5 million for Fidelity National Title Company of California, $3.0 million for Chicago Title Company, and $0.4 million for Ticor Title Company of California, Commonwealth Land Title Company, and Lawyers Title Company. These underwritten title companies are in compliance with all of their respective minimum net worth requirements at December 31, 2012.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2012, we repurchased a total of 1,150,000 shares for $21.7 million, or an average of $18.87 per share. This program expired July 31, 2012, and we repurchased a total of 16,528,512 shares for $243.4 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2012, we repurchased a total of 680,000 shares for $15.9 million, or an average of $23.38 per share under this program. Subsequent to year-end we repurchased a total of 80,000 shares for $2.0 million, or an average of $25.00 per share through market close on February 25, 2013. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 760,000 shares for $17.9 million, or an average of $23.55 per share, and there are 14,240,000 shares available to be repurchased under this program.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2012, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.
We contributed $13.8 million, $12.6 million, and $11.9 million to the ESPPs in the years ended December 31, 2012, 2011, and 2010, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2012, we have offered our employees the opportunity to participate in 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. There was no employer match for the years ended December 31, 2011 and 2010. Beginning in 2012, we initiated an employer match on the 401(k) plan whereby we matched $0.25 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the Plan. The employer match for the year ended December 31, 2012 was $11.0 million and this was credited to the FNF Stock Fund in the FNF 401(k) Plan. Stock Option Plans
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8.0 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNF approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 15.5 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008, the stockholders of FNF approved an amendment to increase the number of shares for issuance under the Omnibus Plan by 11.0 million shares. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. On May 25, 2011, the stockholders of FNF approved an amendment to increase the number of shares for issuance under the Omnibus Plan by 5.9 million shares. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2012, there were 2,924,738 shares of restricted stock and 8,967,074 stock options outstanding under this plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors. Options vest over a 3 to 4 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants of 769,693 shares, 25,000 shares, and 150,000 shares were made to various employees and directors in 2012, 2011, and 2010, respectively, and vest according to certain time based and operating performance criteria. Stock option transactions under the Omnibus Plan for 2010, 2011, and 2012 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2009	23,238,646	$13.39	14,119,807
Granted	150,000	13.65
Exercised	(933,575)	5.10
Cancelled	(628,117)	21.23
Balance, December 31, 2010	21,826,954	$13.52	16,241,130
Granted	25,000	15.62
Exercised	(1,068,934)	7.31
Cancelled	(150,999)	20.04
Balance, December 31, 2011	20,632,021	$13.79	18,704,618
Granted	769,693	22.59
Exercised	(12,358,474)	12.49
Cancelled	(76,166)	22.69
Balance, December 31, 2012	8,967,074	$16.27	8,147,381

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted stock transactions under the Omnibus Plan in 2010, 2011, and 2012 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2009	1,968,540	$13.10
Granted	1,600,820	13.73
Cancelled	(5,471)	13.33
Vested	(896,988)	13.92
Balance, December 31, 2010	2,666,901	$13.20
Granted	1,645,246	15.62
Cancelled	(46,433)	14.75
Vested	(1,253,058)	12.51
Balance, December 31, 2011	3,012,656	$14.78
Granted	1,332,222	22.59
Cancelled	(17,840)	14.78
Vested	(1,402,300)	14.55
Balance, December 31, 2012	2,924,738	$18.46

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $7.09	1,729,339	3.82	$7.09	$28.5	1,729,339	3.82	$7.09	$28.5
$7.10 — $13.64	2,297,914	2.85	13.64	22.8	2,297,914	2.85	13.64	22.8
$13.65 — $14.06	845,249	4.01	14.05	8.0	811,916	3.99	14.05	7.7
$14.07 — $17.67	379,353	0.86	17.58	2.3	362,686	0.63	17.67	2.1
$17.68 — $20.92	105,526	3.28	19.03	0.5	105,526	3.28	19.03	0.5
$20.93 — $22.22	1,421,000	2.80	21.90	2.3	1,421,000	2.80	21.90	2.3
$22.23 — $23.44	2,188,693	4.99	23.14	0.9	1,419,000	3.98	23.44	0.2
	8,967,074			$65.3	8,147,381			$64.1

We account for stock-based compensation plans in accordance with the FASB standard on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings reflects stock-based compensation expense amounts of $27.5 million, $26.6 million, and $25.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively, which are included in personnel costs in the reported financial results of each period.
The risk free interest rates used in the calculation of compensation cost are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2012, 2011, and 2010, we used risk free interest rates of 0.6%, 1.0%, and 2.0%, respectively; volatility factors for the expected market price of the common stock of 50%, 53%, and 57%, respectively; expected dividend yields of 2.8%, 3.1%, and 5.0%, respectively; and weighted average expected lives of 4.6 years, 4.7 years, and 4.4 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2012, 2011, and 2010, were $7.58, $5.56, and $4.57, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2012, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $55.7 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.71 years.
Pension Plans
In 2000, FNF merged with Chicago Title Corporation ("Chicago Title"). In connection with the merger, we assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to the FASB standard on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.
The net pension liability included in Accounts payable and other accrued liabilities as of December 31, 2012, and 2011 was $23.0 million and $36.0 million, respectively. The discount rate used to determine the benefit obligation as of the years ending December 31, 2012 and 2011 was 3.24% and 3.98%, respectively. As of the years ending December 31, 2012 and 2011 the projected benefit obligation was $184.9 million and $178.3 million, respectively, and the fair value of plan assets was $161.9 million and $142.3 million, respectively. The net periodic expense included in the results of operations relating to these plans was $9.9 million, $9.3 million, and $7.4 million for the years ending December 31, 2012, 2011, and 2010, respectively.
Remy sponsors multiple defined benefit pension plans that cover a significant portion of their U.S. employees and certain U.K. employees. The plans for U.S. employees were frozen in 2006. The net pension liability for Remy included in Accounts payable and other accrued liabilities as of December 31, 2012 was $32.2 million. The discount rate used to determine the benefit obligation as of the year ending December 31, 2012 as 3.85% for the U.S. plan and 4.10% for the U.K. plan. As of the year ending December 31, 2012 the projected benefit obligation was $79.5 million and the fair value of plan assets was $47.3 million. The net periodic expense included in the results of operations relating to these plans was $33.7 million for the year ending December 31, 2012.

Postretirement and Other Nonqualified Employee Benefit Plans
We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the FNF merger with Chicago Title. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth and Lawyers, as well as United Capital Title Insurance Company (collectively, the "LFG Underwriters"), we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $24.4 million and $26.4 million at December 31, 2012 and 2011, respectively. The net costs (benefit) included in the results of operations relating to these plans were $0.9 million, $(0.1) million, and $(1.3) million for the years ending December 31, 2012, 2011, and 2010, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash paid (received) during the year:
Interest	$64.5	$52.0	$41.5
Income taxes	108.6	40.1	33.8
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$1,115.9	$0.3	$16.7
Less: Total purchase price	256.8	0.3	11.0
Liabilities assumed	$859.1	$—	$5.7

Note Q.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
Fidelity National Title Group
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
We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2012	2011	2010
California	17.2%	15.8%	15.7%
Texas	12.9%	12.3%	11.3%
New York	7.4%	8.0%	7.8%
Florida	6.7%	6.6%	6.2%

Remy generates revenue in multiple geographic locations. Revenues are attributed to geographic locations based on the point of sale.

Information about our Auto parts revenue in our Remy segment by region was as follows:

2012
United States	66.0%
Asia Pacific	20.0%
Europe	8.8%
Brazil	4.2%
Mexico	0.5%
Canada	0.5%
Total	100.0%

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
Remy
Financial instruments at Remy, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. The Remy customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Remy's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. Remy conducts a significant amount of business with General Motors Corporation (“GM”), another large original equipment manufacturer and three large automotive parts retailers. Auto parts revenue from these customers in the aggregate represented 50.1% for the year ended December 31, 2012. GM represents Remy's largest customer and accounted for approximately 20.7% of Auto parts revenue for the year ended December 31, 2012.

Note R.      Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. As a result of the close on the sale of the flood insurance business in October 2011 and the close on the sale of our at-risk insurance business in May 2012, we reorganized our reporting segments to reflect the disposition of these businesses and the realignment of the remaining at-risk businesses. As a result of combining O'Charley's with our investment in ABRH, which increased our ownership of ABRH to 55%, we have consolidated the operations of ABRH, including the O'Charley's group of companies, and added the Restaurant group reporting segment. Restaurant group results include the results of operations of O'Charley's beginning April 9, 2012 and ABRH beginning May 11, 2012. As a result of our increase in ownership of Remy to 51% in August 2012, we have consolidated the operations of Remy and added the Remy reporting segment. Remy results include the results of operations of Remy beginning August 14, 2012. Prior period segment information has been restated to conform to the current segment presentation.

As of and for the year ended December 31, 2012:

	Fidelity National Title Group	Remy	Restaurant Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,836.5	$—	$—	$—	$3,836.5
Other revenues	1,650.3	—	—	57.3	1,707.6
Auto parts revenues	—	417.5	—	—	417.5
Restaurant revenues	—	—	909.3	—	909.3
Revenues from external customers	5,486.8	417.5	909.3	57.3	6,870.9
Interest and investment income (loss), including realized gains and losses	139.0	79.5	118.7	(6.4)	330.8
Total revenues	5,625.8	497.0	1,028.0	50.9	7,201.7
Depreciation and amortization	65.3	1.4	35.2	3.1	105.0
Interest expense	1.2	10.2	3.4	59.6	74.4
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	783.1	88.5	101.0	(129.2)	843.4
Income tax expense (benefit)	284.0	3.1	17.2	(57.6)	246.7
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	499.1	85.4	83.8	(71.6)	596.7
Equity in earnings (loss) of unconsolidated affiliates	5.1	17.5	2.4	(15.1)	9.9
Earnings (loss) from continuing operations	$504.2	$102.9	$86.2	$(86.7)	$606.6
Assets	$6,945.5	$1,270.5	$601.2	$1,085.4	$9,902.6
Goodwill	1,449.3	246.4	118.5	94.3	1,908.5

As of and for the year ended December 31, 2011:

	Fidelity National Title Group	Remy	Restaurant Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,261.1	$—	$—	$—	$3,261.1
Other revenues	1,383.5	—	—	45.6	1,429.1
Auto parts revenues	—	—	—	—	—
Restaurant revenues	—	—	—	—	—
Revenues from external customers	4,644.6	—	—	45.6	4,690.2
Interest and investment income, including realized gains and losses	148.3	—	—	1.1	149.4
Total revenues	4,792.9	—	—	46.7	4,839.6
Depreciation and amortization	70.6	—	—	2.9	73.5
Interest expense	1.4	—	—	55.8	57.2
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	530.3	—	—	(115.5)	414.8
Income tax expense (benefit)	172.1	—	—	(37.7)	134.4
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	358.2	—	—	(77.8)	280.4
Equity in earnings (loss) of unconsolidated affiliates	4.3	15.3	3.4	(13.3)	9.7
Earnings (loss) from continuing operations	$362.5	$15.3	$3.4	$(91.1)	$290.1
Assets	$6,555.2	$141.8	$34.4	$1,130.7	$7,862.1
Goodwill	1,432.6	—	—	19.6	1,452.2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2010:

	Fidelity National Title Group	Remy	Restaurant Group	Corporate and Other	Total
	(In millions)
Title premiums	$3,641.2	$—	$—	$—	$3,641.2
Other revenues	1,344.6	—	—	56.8	1,401.4
Auto parts revenues	—	—	—		—
Restaurant revenues	—	—	—		—
Revenues from external customers	4,985.8	—	—	56.8	5,042.6
Interest and investment income, including realized gains and losses	244.4	—	—	126.3	370.7
Total revenues	5,230.2	$—	$—	183.1	5,413.3
Depreciation and amortization	84.9	—	—	1.8	86.7
Interest expense	0.3	—	—	45.9	46.2
Earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	506.4	$—	$—	42.3	548.7
Income tax expense	165.8	—	—	24.0	189.8
Earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	340.6	—	—	18.3	358.9
Equity in earnings (loss) of unconsolidated affiliates	1.1	14.9	6.7	(23.9)	(1.2)
Earnings from continuing operations	$341.7	$14.9	$6.7	$(5.6)	$357.7
Assets	$6,690.5	$108.7	$32.0	$1,056.3	$7,887.5
Goodwill	1,429.5	—	—	41.2	1,470.7
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
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Stoney River Legendary Steaks concepts. This segment also includes the recently acquired J. Alexander's.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Note S.	Recent Accounting Pronouncements
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In December 2011, the FASB issued ASU No. 2011-11 which updated ASC Topic 210, Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU No. 2011-11 is expected to increase our disclosures regarding our Remy segment, but is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 excluded Remy International Inc. ("Remy"), acquired during the third quarter of 2012. The total assets of $1.3 billion and total revenue post-acquisition of $497.0 million of Remy represent 12.8% of our consolidated total assets and 6.9% of our consolidated total revenue as of and for the year ended December 31, 2012. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	103
Schedule V: Valuation and Qualifying Accounts	107
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
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

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
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”)

10.1
Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 11, 2011) (1)

10.4
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (1)

10.5
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards.(1)
10.7
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.9
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

Exhibit Number	Description

10.10	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan
10.11
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.12	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.13	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.14
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.15
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.16
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.17
Amendment effective July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008. (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 3, 2012) (1)

10.18
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1).

10.19
Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.22	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (1)
10.23	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.24
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.25	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (1)
10.26
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)

10.27
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)

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

Date: February 26, 2013

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George P. Scanlon	Chief Executive Officer	February 26, 2013
George P. Scanlon	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 26, 2013
Anthony J. Park	(Principal Financial and Accounting Officer

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 26, 2013
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 26, 2013
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 26, 2013
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 26, 2013
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 26, 2013
Daniel D. (Ron) Lane

/s/ General William Lyon	Director	February 26, 2013
General William Lyon

/s/ Richard N. Massey	Director	February 26, 2013
Richard N. Massey

/s/ Peter O. Shea, Jr.	Director	February 26, 2013
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 26, 2013
Cary H. Thompson

/s/ Frank P. Willey	Director	February 26, 2013
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 26, 2013, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012, as contained in the Annual Report on Form 10-K for the year 2012. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 26, 2013
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2012	2011
	(In millions,
	except share data)
ASSETS
Cash	$—	$—
Investment securities available for sale, at fair value	328.5	132.8
Investment in unconsolidated affiliates	360.3	352.8
Notes receivable	93.5	75.0
Income taxes receivable	—	5.8
Investments in and amounts due from subsidiaries	5,199.0	4,111.1
Property and equipment, net	9.4	10.9
Prepaid expenses and other assets	4.4	1.5
Other intangibles, net	16.7	12.3
Total assets	$6,011.8	$4,702.2
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$56.9	$35.6
Income taxes payable	103.2	—
Deferred tax liability	122.6	95.0
Notes payable	980.0	915.7
	1,262.7	1,046.3
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares at December 31, 2012 and 2011; issued 268,541,117, shares and 254,868,484 shares at December 31, 2012 and 2011, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	4,018.3	3,798.6
Retained earnings	849.4	373.4
Accumulated other comprehensive earnings (loss)	58.5	(7.1)
Less treasury stock, 39,995,513 shares and 34,190,969 shares at December 31, 2012 and 2011, respectively, at cost	(658.2)	(532.2)
Total equity of Fidelity National Financial, Inc. common shareholders	4,268.0	3,632.7
Noncontrolling interests	481.1	23.2
Total equity	4,749.1	3,655.9
Total liabilities and equity	$6,011.8	$4,702.2

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)
Revenues:
Other fees and revenue	$4.6	$3.4	$4.3
Interest and investment income and realized gains	2.2	0.7	97.2
Total revenues	6.8	4.1	101.5
Expenses:
Personnel expenses	39.2	39.9	23.9
Other operating expenses	20.5	15.3	12.6
Interest expense	61.4	57.5	47.5
Total expenses	121.1	112.7	84.0
(Losses) earnings before income tax (benefit) expense and equity in earnings of subsidiaries	(114.3)	(108.6)	17.5
Income tax (benefit) expense	(33.5)	(35.2)	5.8
(Losses) earnings before equity in earnings of subsidiaries	(80.8)	(73.4)	11.7
Equity in earnings of subsidiaries	692.5	452.5	363.9
Earnings before earnings attributable to noncontrolling interest	611.7	379.1	375.6
Earnings attributable to noncontrolling interest	5.2	9.6	5.5
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$606.5	$369.5	$370.1
Basic earnings per share	$2.74	$1.69	$1.64
Weighted average shares outstanding, basic basis	221.2	219.0	226.2
Diluted earnings per share	$2.68	$1.66	$1.61
Weighted average shares outstanding, diluted basis	226.0	222.7	229.3
Retained earnings (deficit), beginning of year	$373.4	$110.3	$(102.4)
Dividends declared	(130.5)	(106.4)	(157.4)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	606.5	369.5	370.1
Retained earnings, end of year	$849.4	$373.4	$110.3

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$611.7	$379.1	$375.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(692.5)	(452.5)	(363.9)
Losses (gains) on sales of investments and other assets	5.5	0.7	(97.5)
Stock-based compensation	23.4	26.6	25.1
Tax benefit associated with the exercise of stock-based compensation	(31.0)	(6.3)	(3.0)
Net change in income taxes	172.3	141.9	159.1
Net decrease in prepaid expenses and other assets	4.8	37.7	1.3
Net (decrease) increase in accounts payable and other accrued liabilities	24.9	(18.4)	18.4
Net cash provided by operating activities	119.1	108.8	115.1
Cash Flows From Investing Activities:
Net (purchases) proceeds of investments available for sale	7.1	(3.3)	(11.1)
Additions to notes receivable	(93.5)	—	—
Net additions to investments in subsidiaries	(116.1)	—	—
Net (purchases) proceeds from short-term investing activities	(207.8)	—	(59.1)
Net (purchases) proceeds from sales of property, equipment and other assets	—	(1.9)	(2.3)
Proceeds from the sale of Sedgwick CMS	—	32.0	193.6
Net cash (used in) provided by investing activities	(410.3)	26.8	121.1
Cash Flows From Financing Activities:
Borrowings	548.1	500.0	600.0
Debt service payments	(494.0)	(515.5)	(509.2)
Make-whole call penalty on early extinguishment of debt	(5.2)	—	—
Debt issuance costs	(7.9)	(7.9)	(2.3)
Dividends paid	(128.7)	(105.1)	(156.6)
Purchases of treasury stock	(37.6)	(86.2)	(117.6)
Exercise of stock options	91.3	7.9	4.8
Tax benefit associated with the exercise of stock-based compensation	31.0	6.3	3.0
Net borrowings (payments) and dividends from subsidiaries	294.2	64.9	(58.3)
Net cash provided by (used in) financing activities	291.2	(135.6)	(236.2)
Net change in cash and cash equivalents	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies
Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2011 presentation to conform to the classifications used in 2012.

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2012	2011
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398.1	$—
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	282.1	279.5
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299.8	299.8
Unsecured notes, net of discount, interest payable semi-annually at 5.25%, due March 2013	—	236.4
Revolving Credit Facility, unsecured, unused portion of $800.0 at December 31, 2012, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	100.0
	$980.0	$915.7

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash paid (received) during the year:
Interest paid	$64.5	$57.4	$47.5
Income tax payments (refunds)	108.6	40.1	33.8

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.2 billion, $0.2 billion, and $0.3 billion during the years ended December 31, 2012, 2011, and 2010, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

		Column C
	Column B	Additions					Column E
	Balance at	Charge to			Column D		Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(In millions)
Year ended December 31, 2012:
Reserve for claim losses	$1,912.8	$268.5	$—		$433.3	(1)	$1,748.0
Allowance on trade and notes receivables	22.6	8.3	—		9.2	(2)	21.7

Year ended December 31, 2011:
Reserve for claim losses	$2,270.1	$222.3	$(59.2)	(3)	$520.4	(1)	$1,912.8
Allowance on trade and notes receivables	28.8	5.4	$(0.4)	(3)	11.2	(2)	22.6

Year ended December 31, 2010:
Reserve for claim losses	$2,539.2	$366.5	$—		$635.6	(1)	$2,270.1
Allowance on trade and notes receivables	29.5	11.0	—		11.7	(2)	28.8

____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents uncollectible accounts written-off, change in reserve due to reevaluation of specific items and change in reserve due to purchases and sales of certain assets.

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
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

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
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”)

10.1
Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 11, 2011) (1)

10.4
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (1)

10.5
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.6	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards.(1)
10.7
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.8
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.9
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

Exhibit Number	Description

10.10	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan
10.11
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.12	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.13	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.14
Amended and Restated Employment Agreement between the registrant and George P. Scanlon, effective as of November 1, 2010. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010) (1)

10.15
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.16
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.17
Amendment effective July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008. (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 3, 2012) (1)

10.18
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1).

10.19
Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.22	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (1)
10.23	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.24
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.25	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (1)
10.26
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)

10.27
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)

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