Form 10-Q
period 2013-03-31
Fidelity National Financial, Inc.
filed 2013-05-01
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of April 30, 2013, there were 227,552,466 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2013

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2013 and December 31, 2012 includes $275 of pledged fixed maturity securities related to secured trust deposits	$3,121	$3,140
Preferred stock available for sale, at fair value	229	217
Equity securities available for sale, at fair value	152	138
Investments in unconsolidated affiliates	381	392
Other long-term investments	139	105
Short-term investments	19	62
Total investments	4,041	4,054
Cash and cash equivalents, at March 31, 2013 and December 31, 2012 includes $205 and $266, respectively, of pledged cash related to secured trust deposits	948	1,132
Trade and notes receivables, net of allowance of $22, at March 31, 2013 and December 31, 2012	467	479
Goodwill	1,883	1,909
Prepaid expenses and other assets	698	672
Other intangible assets, net	647	651
Title plants	374	374
Property and equipment, net	624	632
Total assets	$9,682	$9,903
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at March 31, 2013 and December 31, 2012 includes accounts payable to related parties of $5	$1,212	$1,308
Notes payable	1,354	1,344
Reserve for title claim losses	1,723	1,748
Secured trust deposits	468	528
Income taxes payable	47	103
Deferred tax liability	105	123
Total liabilities	4,909	5,154
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2013 and December 31, 2012; issued 268,766,795 as of March 31, 2013 and 268,541,117 as of December 31, 2012	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,025	4,018
Retained earnings	902	849
Accumulated other comprehensive earnings	60	59
Less: treasury stock, 41,395,513 shares and 39,995,513 shares as of March 31, 2013 and December 31, 2012, respectively, at cost	(692)	(658)
Total Fidelity National Financial, Inc. shareholders’ equity	4,295	4,268
Noncontrolling interests	478	481
Total equity	4,773	4,749
Total liabilities and equity	$9,682	$9,903
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Direct title insurance premiums	$414	$354
Agency title insurance premiums	524	414
Escrow, title related and other fees	443	382
Auto parts revenue	284	—
Restaurant revenue	356	—
Interest and investment income	33	36
Realized gains and losses, net	(4)	4
Total revenues	2,050	1,190
Expenses:
Personnel costs	521	408
Agent commissions	397	316
Other operating expenses	327	275
Cost of auto parts revenue, includes $18 of depreciation and amortization in the three months ended March 31, 2013	240	—
Cost of restaurant revenue	305	—
Depreciation and amortization	34	17
Provision for title claim losses	65	54
Interest expense	23	15
Total expenses	1,912	1,085
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	138	105
Income tax expense	46	37
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	92	68
Equity in (losses) earnings of unconsolidated affiliates	(3)	6
Net earnings from continuing operations	89	74
Net earnings from discontinued operations, net of tax	—	3
Net earnings	89	77
Less: Net (losses) earnings attributable to noncontrolling interests	(1)	3
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$90	$74

Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.33
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	0.01
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.40	$0.34
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.39	$0.32
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	0.01
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.39	$0.33
Weighted average shares outstanding, basic basis	225	219
Weighted average shares outstanding, diluted basis	231	223
Cash dividends paid per share	$0.16	$0.14

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$90	$71
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	—	3
Basic and diluted net earnings attributable to FNF common shareholders	$90	$74
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2013	2012
	(Unaudited)
Net earnings	$89	$77
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	14	27
Unrealized loss on investments in unconsolidated affiliates (2)	(8)	—
Unrealized (loss) gain on foreign currency translation and cash flow hedging (3)	(3)	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1)	(1)
Minimum pension liability adjustment (5)	(1)	—
Other comprehensive earnings	1	27
Comprehensive earnings	90	104
Less: Comprehensive (losses) earnings attributable to noncontrolling interests	(1)	3
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$91	$101
_______________________________________

(1)	Net of income tax expense of $8 million and $16 million for the three-month periods ended March 31, 2013 and 2012, respectively.

(2)	Net of income tax benefit of $5 million and less than $1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

(3)	Net of income tax (benefit) expense of $(2) million and $1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

(4)	Net of income tax expense of less than $1 million and $1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

(5)	Net of income tax benefit of less than $1 million for three-month period ended March 31, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2012	269	$—	$4,018	$849	$59	40	$(658)	$481	$4,749
Exercise of stock options	—	—	4	—	—	—	—	—	4
Treasury stock repurchased	—	—	—	—	—	1	(34)	—	(34)
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	13	—	—	—	13
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(8)	—	—	—	(8)
Other comprehensive earnings — unrealized loss on foreign currency translation and cash flow hedging	—	—	—	—	(3)	—	—	(2)	(5)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	7	—	—	—	—	—	7
Dividends declared	—	—	—	(37)	—	—	—	—	(37)
Contributions to noncontrolling interests	—	—	(4)	—	—	—	—	4	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Net earnings (loss)	—	—	—	90	—	—	—	(1)	89
Balance, March 31, 2013	269	$—	$4,025	$902	$60	41	$(692)	$478	$4,773
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,

	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$89	$77
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52	17
Equity in losses (earnings) of unconsolidated affiliates	3	(6)
Loss (gain) on sales of investments and other assets, net	4	(3)
Stock-based compensation	7	6
Tax benefit associated with the exercise of stock options	—	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	4	10
Net decrease (increase) in trade receivables	16	(7)
Net increase in prepaid expenses and other assets	(21)	(9)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(104)	(101)
Net decrease in reserve for title claim losses	(25)	(54)
Net change in income taxes	(61)	30
Net cash used in operating activities	(36)	(45)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	169	148
Proceeds from calls and maturities of investment securities available for sale	79	99
Proceeds from sale of other assets	—	2
Additions to property and equipment	(27)	(11)
Purchases of investment securities available for sale	(239)	(268)
Net proceeds from (purchases of) short-term investment securities	43	(1)
Net purchases of other long term investments	(36)	—
Contributions to investments in unconsolidated affiliates	(9)	—
Net other investing activities	(3)	—
Other acquisitions/disposals of businesses, net of cash acquired	—	(11)
Net cash used in investing activities	(23)	(42)
Cash flows from financing activities:
Borrowings	303	150
Debt service payments	(294)	—
Dividends paid	(37)	(30)
Subsidiary dividends paid to noncontrolling interest shareholders	(3)	(2)
Exercise of stock options	4	20
Debt issuance costs	(3)	—
Tax benefit associated with the exercise of stock options	—	5
Purchases of treasury stock	(34)	—
Net cash (used in) provided by financing activities	(64)	143
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(123)	56
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	866	504
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$743	$560
Supplemental cash flow information:
Income taxes paid	$92	$9
Interest paid	$26	$14
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made in the 2012 Condensed Consolidated Financial Statements to conform to classifications used in 2013.
Description of Business
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts, and an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
Recent Developments
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of the current thirty J. Alexander's locations and the ten existing Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexanders for an approximate 28% ownership interest in the new company, giving us an 87% ownership interest in J. Alexanders. The operations of J. Alexander's will continue to be consolidated in our existing Restaurant Group segment.
Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $36 million for the three months ending March 31, 2012. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $4 million for the three months ending March 31, 2012.
Transactions with Related Parties
Agreements with Fidelity National Information Services ("FIS")
A summary of the agreements that were in effect with FIS through March 31, 2013, is as follows:

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In millions)
Corporate services and cost-sharing revenue	$1	$1
Data processing expense	(8)	(9)
Net expense	$(7)	$(8)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $5 million as of March 31, 2013 and December 31, 2012.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $64 million and $56 million as of March 31, 2013 and December 31, 2012, respectively.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $48 million and $53 million as of March 31, 2013 and December 31, 2012, respectively.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02 which updated ASC Topic 220, Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not reclassified in their entirety to net income an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012 and interim periods within those annual periods. ASU No. 2013-02 did not have an impact on our consolidated financial position, results of operations or cash flows.
In December 2011, the FASB issued ASU No. 2011-11 which updated ASC Topic 210, Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. ASU No. 2011-11 did not have an impact on our consolidated financial position, results of operations or cash flows.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
	(In millions, except per share amounts)
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$90	$71
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	—	3
Basic and diluted net earnings attributable to FNF common shareholders	$90	$74

Weighted average shares outstanding during the period, basic basis	225	219
Plus: Common stock equivalent shares assumed from conversion of options	6	4
Weighted average shares outstanding during the period, diluted basis	231	223

Basic net earnings per share from continuing operations attributable to FNF common shareholders	$0.40	$0.33
Basic net earnings per share from discontinued operations attributable to FNF common shareholders	—	0.01
Basic earnings per share attributable to FNF common shareholders	$0.40	$0.34

Diluted net earnings per share from continuing operations attributable to FNF common shareholders	$0.39	$0.32
Diluted net earnings per share from discontinued operations attributable to FNF common shareholders	—	0.01
Diluted earnings per share attributable to FNF common shareholders	$0.39	$0.33
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled 1 million shares and 4 million shares for the three months ended March 31, 2013 and 2012, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$136	$—	$136
State and political subdivisions	—	1,245	—	1,245
Corporate debt securities	—	1,550	—	1,550
Mortgage-backed/asset-backed securities	—	141	—	141
Foreign government bonds	—	49	—	49
Preferred stock available for sale	120	109	—	229
Equity securities available for sale	152	—	—	152
Other long-term investments	—	—	40	40
Foreign exchange contracts	—	6	—	6
Total assets	$272	$3,236	$40	$3,548

Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
Foreign exchange contracts	—	1	—	1
Commodity contracts	—	4	—	4
Total liabilities	$—	$7	$—	$7

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$140	$—	$140
State and political subdivisions	—	1,300	—	1,300
Corporate debt securities	—	1,499	—	1,499
Mortgage-backed/asset-backed securities	—	154	—	154
Foreign government bonds	—	47	—	47
Preferred stock available for sale	109	108	—	217
Equity securities available for sale	138	—	—	138
Other long-term investments	—	—	41	41
Foreign exchange contracts	—	5	—	5
Total assets	$247	$3,253	41	$3,541

Liabilities:
Interest rate swap contracts	$—	$2	—	$2
Commodity contracts	—	2	—	2
Total liabilities	$—	$4	—	$4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Our Level 3 investments consist of structured notes that were purchased in 2009. The structured notes had a par value of $38 million and fair value of $40 million at March 31, 2013, and a par value of $38 million and fair value of $41 million at December 31, 2012. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of March 31, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the period ended March 31, 2013 (in millions):

Balance, December 31, 2012	$41
Net realized loss	(1)
Balance, March 31, 2013	$40
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$136	$127	$9	$—	$136
State and political subdivisions	1,245	1,186	59	—	1,245
Corporate debt securities	1,550	1,486	71	(7)	1,550
Foreign government bonds	49	48	2	(1)	49
Mortgage-backed/asset-backed securities	141	133	8	—	141
Preferred stock available for sale	229	217	12	—	229
Equity securities available for sale	152	101	53	(2)	152
Total	$3,502	$3,298	$214	$(10)	$3,502

	December 31, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$140	$130	$10	$—	$140
State and political subdivisions	1,300	1,240	60	—	1,300
Corporate debt securities	1,499	1,439	72	(12)	1,499
Foreign government bonds	47	45	2	—	47
Mortgage-backed/asset-backed securities	154	145	9	—	154
Preferred stock available for sale	217	207	10	—	217
Equity securities available for sale	138	103	40	(5)	138
Total	$3,495	$3,309	$203	$(17)	$3,495
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2013:

	March 31, 2013
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$231	8%	$234	8%
After one year through five years	1,730	58	1,804	58
After five years through ten years	869	29	925	29
After ten years	17	1	17	1
Mortgage-backed/asset-backed securities	133	4	141	4
Total	$2,980	100%	$3,121	100%
Subject to call	$1,571	53%	$1,632	52%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,218 million and $1,265 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of March 31, 2013.
Equity securities available for sale includes an investment in FIS stock. The fair value of our investment in the FIS stock was $64 million and $56 million at March 31, 2013 and December 31, 2012, respectively.
Included in our other long-term investments are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes are carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $40 million and $41 million as of March 31, 2013 and December 31, 2012, respectively. We recorded a net loss of $1 million related to the structured notes in the three-month period ended March 31, 2013, and recorded a net gain of $1 million in three-month period ended March 31, 2012.
    Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, were as follows (in millions):

March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$124	$(1)	$14	$(6)	$138	$(7)
Foreign government bonds	14	(1)	2	—	16	(1)
Equity securities available for sale	7	—	4	(2)	11	(2)
Total temporarily impaired securities	$145	$(2)	$20	$(8)	$165	$(10)

December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	96	(5)	34	(7)	130	(12)
Equity securities available for sale	31	(3)	3	(2)	34	(5)
Total temporarily impaired securities	$127	$(8)	$37	$(9)	$164	$(17)
During the three-month period ended March 31, 2013, we recorded impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in additional expense of $1 million. Impairment charges related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. As of March 31, 2013, we held $3 million in fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ending March 31, 2013 and 2012, respectively:

	Three months ended March 31, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$245
Equity securities available for sale	1	—	1	3
Other long-term investments			(1)	—
Other assets			(4)	—
Total			$(4)	$248

	Three months ended March 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$2	$—	$2	$247
Other assets			2	2
Total			$4	$249
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2013 and December 31, 2012, investments in unconsolidated affiliates consisted of the following (in millions):

	Current Ownership	March 31, 2013	December 31, 2012
Ceridian	32%	$335	$351
Other	Various	46	41
Total		$381	$392

During the first quarter of 2013, we purchased $24 million in Ceridian bonds which are included in Fixed maturity securities available for sale, and have a fair value of $25 million as of March 31, 2013.
We account for our equity in Ceridian on a three-month lag. Accordingly, our net earnings for the three-month period ended March 31, 2013, includes our equity in Ceridian’s earnings for the three-month period ended December 31, 2012, and our net earnings for the three-month period ended March 31, 2012, includes our equity in Ceridian’s earnings for the three-month period ended December 31, 2011. During the three-month periods ended March 31, 2013 and 2012, we recorded $4 million and $7 million in equity in losses of Ceridian. Equity in earnings of other unconsolidated affiliates was $1 million and $13 million for the three-month periods ended March 31, 2013 and 2012.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	December 31, 2012	September 30, 2012
	(In millions)	(In millions)
Total current assets	$1,057	$1,209
Goodwill and other intangible assets, net	4,572	4,630
Other assets	4,275	4,082
Total assets	$9,904	$9,921
Current liabilities	$819	$995
Long-term obligations, less current portion	3,443	3,445
Other long-term liabilities	4,575	4,363
Total liabilities	8,837	8,803
Equity	1,067	1,118
Total liabilities and equity	$9,904	$9,921

	Three Months Ended December 31, 2012	Three Months Ended December 30, 2011
	(In millions)
Total revenues	$400	$399
Loss before income taxes	(15)	(23)
Net loss	(16)	(22)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Remy Derivative Financial Instruments and Concentration of Risk
The following describes risks based and derivative instruments held by Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. As of March 31, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	March 31, 2013	December 31, 2012
South Korean Won Forward	$56	$56
Mexican Peso Contracts	$68	$67
Brazilian Real Forward	$18	$18
Hungarian Forint Forward	€13	€14
British Pound Forward	£2	£1
Accumulated unrealized net gains of $3 million were recorded in Accumulated other comprehensive earnings (loss) as of March 31, 2013 and December 31, 2012, related to these instruments. As of March 31, 2013, gains related to these instruments of $3 million are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three months ended March 31, 2013 was immaterial.
Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. The Term B Loan $150 million notional value interest rate swap expires December 31, 2013. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense in the accompanying Condensed Consolidated Statement of Earnings.
On March 27, 2013, Remy terminated its undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72 million of the outstanding principal loan balance under which Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.045% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Earnings.
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of their long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. There were no accumulated unrealized net losses recorded in Accumulated other comprehensive income (loss) as of March 31, 2013 or December 31, 2012. As of March 31, 2013, no losses are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the three months ended March 31, 2013 was immaterial.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

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
Remy had thirty-five commodity price hedge contracts outstanding at March 31, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 6,805 and 6,566 metric tons of copper, respectively. These contracts mature within the next eighteen months and were designated as cash flow hedging instruments. Accumulated unrealized net losses of $1 million were recorded in Accumulated other comprehensive earnings as of March 31, 2013 related to these contracts. As of March 31, 2013, net losses related to these contracts of $2 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three month period ended March 31, 2013 was immaterial.
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
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying Condensed Consolidated Statement of Earnings. Remy's undesignated hedges are primarily Remy's interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. All asset and liability derivatives are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively, on the Condensed Consolidated Balance Sheets. The following table discloses the fair values of Remy's derivative instruments (in millions):

	March 31, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$4	$1	$2
Foreign currency contracts	6	1	6	—
Total derivatives designated as hedging instruments	$6	$5	$7	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$2	$—	$2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (OCI) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Condensed Consolidated Statement of Earnings. The following table discloses the effect of Remy's derivative instruments for the three months ended March 31, 2013 (in millions):

	Amount of gain (loss) recognized in OCI (effective portion)	Amount of gain (loss) reclassified from OCI into income (effective portion	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(3)	$—	$—	$—
Foreign currency contracts	2	2	—	—
Total derivatives designated as hedging instruments	$(1)	$2	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—
Note F —Notes Payable
Notes payable consists of the following:

	March 31, 2013	December 31, 2012
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	283	282
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at March 31, 2013, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	—
Remy Term B Loan, interest payable quarterly at LIBOR (floor of 1.75%) + 4.50%, due December 2016	—	259
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at March 31, 2013), due March 2020	269	—
Remy Revolving Credit Facility, unused portion of $86 at March 31, 2013 due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at March 31, 2013)	—	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.50% (3.70% at March 31, 2013), due May 2017	71	72
Restaurant Group Revolving Credit Facility, unused portion of $60 at March 31, 2013 due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.50% (5.75% at March 31, 2013)	—	—
Other	33	33
	$1,354	$1,344
At March 31, 2013, the estimated fair value of our long-term debt was approximately $1,547 million or $193 million higher than its carrying value. The fair value of our long-term debt at December 31, 2012 was approximately $1,504 million or $160 million higher than its estimated carrying value. The fair value of our unsecured notes payable was $1,174 million as of March 31, 2013. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2013 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $269 million, based on established market prices for the securities on March 31, 2013 and is considered a Level 2 financial liability. The fair value of our Restaurant

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Group Term Loan was $71 million, based on established market prices for the securities on March 31, 2013 and is considered a Level 2 financial liability.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At March 31, 2013, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $86 million on March 31, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Loan now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of March 31, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Principal maturities of notes payable at March 31, 2013 are as follows (in millions):
2013	$26
2014	11
2015	11
2016	11
2017	340
Thereafter	974
$1,373

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
Remy is a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to commercial transactions, product liability, safety, health, taxes, environmental, intellectual property and other matters.
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
Note H — Dividends
On April 24, 2013, our Board of Directors declared cash dividends of $0.16 per share, payable on June 28, 2013, to shareholders of record as of June 14, 2013.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Segment Information
Summarized financial information concerning our reportable segments is presented in the following tables. As a result of combining O'Charley's with our investment in ABRH, which increased our ownership of ABRH to 55%, we have consolidated the operations of ABRH, including the O'Charley's group of companies, and added the restaurant group reporting segment. Restaurant group results include the results of operations of O'Charley's beginning April 9, 2012, ABRH beginning May 11, 2012, and J. Alexanders beginning September 26, 2012 . As a result of our increase in ownership of Remy to 51%, we have consolidated the operations of Remy and added the Remy reporting segment. Remy results include the results of operations of Remy beginning August 14, 2012. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended March 31, 2013:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$938	$—	$—	$—	$938
Other revenues	414	—	—	29	443
Auto parts revenues	—	284	—	—	284
Restaurant revenues	—	—	356	—	356
Revenues from external customers	1,352	284	356	29	2,021
Interest and investment income, including net realized gains and losses	33	1	(5)	—	29
Total revenues	1,385	285	351	29	2,050
Depreciation and amortization	17	1	13	3	34
Interest expense	—	7	2	14	23
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	171	(1)	(4)	(28)	138
Income tax expense	61	—	—	(15)	46
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	110	(1)	(4)	(13)	92
Equity in earnings (loss) of unconsolidated affiliates	1	—	—	(4)	(3)
Earnings (loss) from continuing operations	$111	$(1)	$(4)	$(17)	$89
Assets	$6,831	$1,278	$600	$973	$9,682
Goodwill	1,449	248	119	67	1,883

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$768	$—	$—	$—	$768
Other revenues	368	—	—	14	382
Revenues from external customers	1,136	—	—	14	1,150
Interest and investment income, including realized gains and losses	39	—	—	1	40
Total revenues	1,175	—	—	15	1,190
Depreciation and amortization	16	—	—	1	17
Interest expense	—	—	—	15	15
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	129	—	—	(24)	105
Income tax expense (benefit)	45	—	—	(8)	37
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	84	—	—	(16)	68
Equity in earnings (loss) of unconsolidated affiliates	2	10	1	(7)	6
Earnings (loss) from continuing operations	$86	$10	$1	$(23)	$74
Assets	$6,498	$150	$36	$1,318	$8,002
Goodwill	1,442	—	—	19	1,461
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
Remy
This segment consists of the operations of Remy, a publicly traded company on the NASDAQ stock exchange, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest and the operations of J. Alexander's in which we have an 87% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, and Bakers Square concepts. J. Alexander's is the owner and operator of the J. Alexander's and Stoney River Legendary Steaks concepts.
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
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts, and an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

•
Remy. This segment consists of the operations of Remy, a publicly traded company on the NASDAQ stock exchange, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest and the operations of J. Alexander's in which we have an 87% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, and Bakers Square concepts. J. Alexander's is the owner and operator of the J. Alexander's and Stoney River Legendary Steaks concepts.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Recent Developments
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of the current thirty J. Alexander's locations and the ten existing Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an aggregate 87% ownership interest in J. Alexander's including our indirect interest through ABRH. The operations of J. Alexander's will continue to be consolidated in our existing Restaurant Group segment.

Discontinued Operations
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $36 million for the three months ending March 31, 2012. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $4 million for the three months ending March 31, 2012.
Transactions with Related Parties
Our financial statements reflect related party transactions with Fidelity National Information Services ("FIS"), which is a related party. See Note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
Fidelity National Title Group
Title insurance revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates and the strength of the United States economy, including employment levels. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
According to the Mortgage Banker's Association ("MBA"), U.S. mortgage originations (including refinancings) were approximately $1.8 trillion, $1.3 trillion and $1.6 trillion in 2012, 2011 and 2010, respectively. As of April 2013, the MBA’s Mortgage Finance Forecast estimates an approximately $1.5 trillion mortgage origination market for 2013, with the 17% decrease primarily due to decreased refinance transactions in 2013.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates remained at historically low levels throughout 2012 and have risen marginally during the first three months of 2013.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program has had a positive impact on the volume of our refinance orders during 2012. On April 11, 2013, the FHFA announced that the modified HARP program has been extended through 2015. We are uncertain to what degree the modified HARP program may affect our results in the future.
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
On February 9, 2012, federal officials, state attorneys general and representatives of Bank of America, JP Morgan Chase, Wells Fargo, Citigroup and Ally Financial agreed to a $25 billion settlement of federal and state investigations into the foreclosure practices of banks and other mortgage servicers from September 2008 to December 2011. Under the settlement, approximately 1,000,000 underwater borrowers will have their mortgages reduced by lenders and 300,000 homeowners will be able to refinance their homes at lower interest rates. We are uncertain to what degree these initiatives have affected our results or may affect our results in the future. In April of 2013, payments to borrowers under this order have begun to be made.
In addition to state-level regulation, segments of our title insurance business are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  A final version of these rules is expected to be published later in 2013.  We cannot be certain what impact, if any, the final rules, or the CFPB generally, will have on our title insurance business.
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. During 2012 and the first three months of 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. In 2012 and through the first three months of 2013, we have experienced an increase in fee per file and in the volume of commercial transactions from the previous years, which indicates an improvement in commercial markets.
We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single occurrence. Our excess of loss coverage is split into two tiers. The first tier provides coverage for residential and commercial transactions up to $100 million per loss occurrence, subject to a $20 million retention per loss. The second tier provides additional coverage for commercial transactions from $100 million to $400 million of loss per per occurrence, with the Company participating at 20%.
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
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which have accounted for almost 45 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2013	2012
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$414	$354
Agency title insurance premiums	524	414
Escrow, title-related and other fees	443	382
Auto parts revenue	284	—
Restaurant revenue	356	—
Interest and investment income	33	36
Realized gains and losses, net	(4)	4
Total revenues	2,050	1,190
Expenses:
Personnel costs	521	408
Agent commissions	397	316
Other operating expenses	327	275
Cost of auto parts revenue, includes $18 of depreciation and amortization in the three months ended March 31, 2013	240	—
Cost of restaurant revenue	305	—
Depreciation and amortization	34	17
Provision for title claim losses	65	54
Interest expense	23	15
Total expenses	1,912	1,085
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	138	105
Income tax expense	46	37
Equity in (losses) earnings of unconsolidated affiliates	(3)	6
Net earnings from continuing operations	$89	$74
Orders opened by direct title operations	643,000	651,000
Orders closed by direct title operations	487,000	410,000
 Revenues.
Total revenues increased $860 million in the three months ended March 31, 2013, compared to the 2012 period. The increase consisted of increases of $210 million in the Fidelity National Title Group segment and a $14 million increase in the corporate and other segment, an additional $351 million from the restaurant group segment and $285 million from the Remy segment.
Escrow, title-related and other fees increased $61 million, or 16%, in the three months ended March 31, 2013, from the 2012 period, consisting of increases of $46 million in the Fidelity National Title Group segment and $15 million in the corporate and other segment.
Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexander's. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $3 million in the three months ended March 31, 2013 compared to the 2012 period, primarily due to a decrease in our fixed-maturity holdings and related interest income.

Net realized gains and losses totaled $(4) million and $4 million in the three-month periods ended March 31, 2013 and 2012, respectively. The decrease is primarily the result of recognizing a $1 million loss on our structured notes as well as $5 million of impairments recognized in our Restaurant Group related to the closing of three J. Alexander's locations and one Max & Erma's location. The 2012 period included a $2 million gain on the sale of a small title agency in Illinois, with the remaining increase relating to various gains on our fixed maturity securities portfolio.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $113 million, or 28%, in the three months ended March 31, 2013, from the 2012 period, with an increase of $53 million in the Fidelity National Title Group segment, an additional $15 million from the Restaurant group segment and $27 million from the Remy segment, and an increase of $18 million in the corporate and other segment. Personnel costs as a percentage of total revenue were 25% and 34% in the three-month periods ended March 31, 2013 and 2012, respectively. Average employee count, excluding Remy and the Restaurant group, was 20,351 and 17,846 in the three-month periods ended March 31, 2013 and 2012, respectively. There were 33,266 employees added with the consolidation of the Restaurant group since March 31, 2012, and 6,503 employees added with the consolidation of Remy since March 31, 2012. Personnel costs that are directly attributable to the operations of Remy and the Restaurant Group are included in Cost of auto parts revenue and Cost of restaurant revenue, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses increased $52 million in the three months ended March 31, 2013, from the 2012 period, reflecting an increase of $22 million or 8% in the Fidelity National Title Group segment and a decrease of $1 million in the corporate and other segment as well as $20 million from the Restaurant group segment and $11 million from Remy. In the Fidelity National Title Group segment, the increase in other operating expenses was due mainly to increases in title plant costs, premium taxes and costs of sales, consistent with the increase in revenues.
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
Depreciation and amortization increased $17 million in the three months ended March 31, 2013, from the 2012 period. The increase is due to $13 million of additional depreciation and amortization from the Restaurant group and $1 million from Remy, as well as an additional increase of $1 million in the Fidelity National Title Group Segment and $2 million in the Corporate and other segment as a result of the acquisition of Digital Insurance in the fourth quarter of 2012.
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
Interest expense increased $8 million in the three months ended March 31, 2013, from the 2012 period. The increase is due to interest expense incurred on the 5.50% notes issued in August 2012 as well as $9 million in interest expense on notes payable held by the Restaurant group and Remy, offset by decreases in interest expense relating to our revolving credit facility.

Income tax expense was $46 million and $37 million in the three-month periods ended March 31, 2013 and 2012, respectively. Income tax expense as a percentage of earnings before income taxes was 33% and 35% for the three-month periods ended March 31, 2013 and 2012, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in the effective tax rate in the three months ending March 31, 2013, from the corresponding 2012 period is due to an increase in tax credits from the restaurant group and a lower tax rate on the non-US earnings of Remy.
Equity in (losses) earnings of unconsolidated affiliates was $(3) million and $6 million for the three-month periods ended March 31, 2013 and 2012, respectively. The equity in earnings in 2013 and 2012 consisted of net (losses) earnings related to our investment in Ceridian, Remy (prior to its consolidation in August 2012), and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended March 31,
	2013	2012
	(In millions)
Revenues:
Direct title insurance premiums	$414	$354
Agency title insurance premiums	524	414
Escrow, title related and other fees	414	368
Interest and investment income	33	35
Realized gains and losses, net	—	4
Total revenues	1,385	1,175
Expenses:
Personnel costs	454	401
Other operating expenses	281	259
Agent commissions	397	316
Depreciation and amortization	17	16
Provision for title claim losses	65	54
Total expenses	1,214	1,046
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$171	$129

Total revenues for the Fidelity National Title Group segment increased $210 million, or 18%, in the three months ended March 31, 2013, from the 2012 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended March 31,
		% of		% of
	2013	Total	2012	Total
	(Dollars in millions)
Title premiums from direct operations	$414	44%	$354	46%
Title premiums from agency operations	524	56	414	54
Total title premiums	$938	100%	$768	100%
Title insurance premiums increased 22% in the three months ended March 31, 2013 as compared to the 2012 period. The increase was made up of an increase in premiums from direct operations of $60 million, or 17%, and an increase in premiums from agency operations of $110 million, or 27%.
The increase in title premiums from direct operations in the 2013 period was primarily due to an increase in closed order volumes, offset by a decrease in fee per file. Closed order volumes were 487,000 in the three months ended March 31, 2013 compared with 410,000 in the three months ended March 31, 2012. The average fee per file in our direct operations was $1,373 in the three months ended March 31, 2013, compared to $1,398 in the three months ended March 31, 2012, with the decrease reflecting a higher volume of refinance transactions, which typically have a lower fee per file, offset by a higher average fee per file on commercial transactions over the 2012 period. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has increased since 2012 due to our agency operations typically garnering a higher percentage of purchase transactions and a lower percentage of commercial and refinance transactions. The increase in the three months ending March 31, 2013 was due to strengthening in the residential purchase environment.
In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, increased $27 million, or 18%, in the three months ended March 31, 2013 compared to the 2012 period due to the increase in direct residential activity. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $19 million, or 9%, in the three months ended March 31, 2013 compared to the 2012 period. The increase is primarily due to increases in our revenue from refinance transactions as well as increases in our other title related business, consistent with the title operations, partially offset by declines in our default business.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $53 million or 13% increase in the three-month periods ended March 31, 2013 from the 2012 period is due mainly to increases in opened and closed order counts and a related increase in employee levels. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 55% and 56% for the three-month periods ended March 31, 2013 and 2012, respectively. Average employee count was 20,080 and 17,531 in the three-month periods ended March 31, 2013 and 2012, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2013	%	2012	%
	(Dollars in millions)
Agent premiums	$524	100%	$414	100%
Agent commissions	397	76%	316	76%
Net retained agent premiums	$127	24%	$98	24%
Net margin from agency title insurance premiums as a percentage of total agency premiums was 24% in the three-month periods ended March 31, 2013 and 2012.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $65 million and $54 million for the three-month periods ended March 31, 2013 and 2012, respectively, and reflects an average provision rate of 7% of title premiums in the three-month periods ended March 31, 2013 and 2012. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Remy
The results of this segment reflected in the three months ended March 31, 2013, reflect results of Remy and subsidiaries, which were initially consolidated on August 14, 2012.

Three months ended
March 31, 2013
(In millions)
Revenues:
Auto parts revenue	$284
Interest and investment income	1
Total revenues	285
Expenses:
Personnel costs	27
Cost of auto parts revenue, includes $18 of depreciation and amortization	240
Other operating expenses	11
Depreciation and amortization	1
Interest expense	7
Total expenses	286
Loss from continuing operations before income taxes	$(1)
The results of the Remy group for the three months ending March 31, 2013 were negatively affected by a $7 million charge to Personnel costs for a one-time executive severance payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013.
Restaurant Group
The results of this segment for the three months ended March 31, 2013, include results of ABRH, which was initially consolidated during the second quarter of 2012 and J. Alexander's, which was initially consolidated during the third quarter of 2012.

Three months ended
March 31, 2013
(In millions)
Revenues:
Restaurant revenue	$356
Realized gains and losses, net	(5)
Total revenues	351
Expenses:
Personnel costs	15
Cost of restaurant revenue	305
Other operating expenses	20
Depreciation and amortization	13
Interest expense	2
Total expenses	355
Loss from continuing operations before income taxes	$(4)
The results of the Restaurant group for the three months ending March 31, 2013 were negatively affected by a $5 million impairment charge related to the closing of three J. Alexander's locations and one Max & Erma's location, which was included in Realized gains and losses, net and $3 million in transaction and integration costs included in Other operating expenses.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller operations, and our share in the operations of certain equity investments, including Ceridian. The corporate and other segment generated revenues of $29 million and $15 million in the three-month periods ended March 31, 2013 and 2012, respectively.

Other fees increased $15 million or 115% in the three months ended March 31, 2013 compared to the 2012 period due to income earned at Digital Insurance which was acquired in the fourth quarter of 2012.
Personnel costs increased $18 million in the three months ended March 31, 2013 compared to the 2012 period, due to an $8 million accrual relating to our Long Term Incentive Plan established in the third quarter of 2012 which is tied to the fair value of certain of our non-title operations. Also included were $9 million in personnel costs at Digital Insurance.
This segment generated pretax losses of $28 million and $24 million in the three-month periods ended March 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.16 per share for the first quarter of 2013, or approximately $37 million. On April 24, 2013, our Board of Directors declared cash dividends of $0.16 per share, payable on June 28, 2013, to shareholders of record as of June 14, 2013. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
Our insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our investment portfolio in relation to our title claim loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2012, $1,997 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2013, our title subsidiaries could pay or make distributions to us of approximately $225 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows used in operations for the three months ended March 31, 2013 and 2012 totaled $36 million and  $45 million, respectively.
Capital Expenditures. Total capital expenditures for property and equipment were $27 million and $11 million for the three-month periods ended March 31, 2013 and 2012, respectively, with the increase primarily relating to capital expenditures in the Fidelity National Title Group segment for technology equipment of $5 million and furniture and equipment of $6 million, $9 million in our Restaurant Group segment to remodel several locations, and $6 million in our Remy segment on property and equipment.

Financing. On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At March 31, 2013, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $86 million on March 31, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Loan now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of March 31, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, the $50 million outstanding on our revolving credit facility, and the remainder is being held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan

Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $750,000 or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of March 31, 2013, the balance of the term loan was $71 million and there was no outstanding balance on the revolving loan. ABRH had $20 million of outstanding letters of credit and $60 million of remaining borrowing capacity under its revolving credit facility.
On April 16, 2012, we entered into an agreement to amend and extend our credit agreement dated September 12, 2006, as amended and restated as of March 5, 2010 (the “ Revolving Credit Facility”) with Bank of America, N.A. as administrative agent and swing line lender (the “Administrative Agent”), and the other financial institutions party thereto, and an agreement to change the aggregate size of the credit facility under the Revolving Credit Facility. These agreements reduced the total size of the credit facility from $925 million to $800 million, with an option to increase the size of the credit facility to $900 million, and established an extended maturity date of April 16, 2016. Pricing for the new agreement is based on an applicable margin between 132.5 basis points to 160 basis points over LIBOR, depending on the senior debt ratings of FNF. The Revolving Credit Facility remains subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the creation of liens, sales of assets, the incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The Revolving Credit Facility prohibits us from paying dividends to our stockholders if an event of default has occurred and is continuing or would result therefrom. The Revolving Credit Facility requires us to maintain certain financial ratios and levels of capitalization. The Revolving Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable). These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. The Revolving Credit Facility provides that, upon the occurrence of an event of default, the interest rate on all outstanding obligations will be increased and payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of March 31, 2013, there was no outstanding balance under the Revolving Credit Facility.
On August 2, 2011, we completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.3870 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock.
Remy also has revolving credit facilities with four Korean banks with a total facility amount of approximately $16 million, of which $6 million is borrowed at average interest rates of 3.84% at March 31, 2013. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5 million, of which $4 million is borrowed at average interest rates of 2.7% at March 31, 2013. In Belgium, Remy has revolving loans with two banks for a credit facility of $3 million with no outstanding borrowings at March 31, 2013.
On May 5, 2010, we completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. As such, we recorded a discount of less than $1 million, which is netted against the $300 million aggregate principal amount of notes. The discount is amortized to May 2017 when the 6.60% Notes mature. We received net proceeds of $297 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. During 2012 and the first three months of 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. Changes have been made to our payout schedule for Notes payable, specifically related to Remy's Term B Loan. During the quarter ending March 31, 2013, Remy entered into a $300 million Term B Amendment to refinance the existing $287 million Term B Loan and extend the maturity from December 17, 2016 to March 5, 2020. See the "financing" section above as well as Note F in the Condensed Consolidated Financial Statements for further information on this obligation.
Capital Stock Transactions. On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the three months ended March 31, 2013, we repurchased 1,400,000 shares for $34 million, or an average of $24.11 per share. Subsequent to March 31, 2013 through market close on May 1, 2013, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.89 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
On October 1, 2009, pursuant to an investment agreement between us and FIS dated March 31, 2009 (the “Investment Agreement”), we invested a total of $50 million in FIS common stock in connection with a merger between FIS and Metavante Technologies, Inc. Under the terms of the Investment Agreement, we purchased 3,215,434 shares of FIS’s common stock at a price of $15.55 per share. Additionally, we received a transaction fee of $2 million from FIS. During the third quarter of 2010, we sold 1,611,574 shares as part of a tender offer by FIS at $29.00 per share for a realized gain of $22 million. The fair value of our remaining investment was $64 million as of March 31, 2013.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2013 of $71.3 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Critical Accounting Policies
There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our annual Report on Form 10-K for the year ended December 31, 2012.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2013 - 1/31/2013	60,000	$24.46	60,000	14,260,000
2/1/2013 - 2/28/2013	80,000	25.17	80,000	14,180,000
3/1/2013 - 3/31/2013	1,260,000	24.03	1,260,000	12,920,000
Total	1,400,000	$24.11	1,400,000

(1)
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012. Under the stock repurchase program, we can repurchase up to 15 million shares or our common stock.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
Amended and Restated Term B Loan Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A.

10.2
First Amendment to Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Western Reman Industrial, Inc., Power Investments, Inc., Remy Electric Motors, L.L.C., Reman Holdings, L.L.C., Remy India Holdings, Inc., Remy Technologies, L.L.C., Remy Korea Holdings, L.L.C., Remy Inc., Remy International Holdings, Inc., Remy Power Products, LLC, World Wide Automotive, L.L.C., Wells Fargo Capital Finance, LLC.

10.3	Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

10.4	Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2013	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
Amended and Restated Term B Loan Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A.

10.2
First Amendment to Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Western Reman Industrial, Inc., Power Investments, Inc., Remy Electric Motors, L.L.C., Reman Holdings, L.L.C., Remy India Holdings, Inc., Remy Technologies, L.L.C., Remy Korea Holdings, L.L.C., Remy Inc., Remy International Holdings, Inc., Remy Power Products, LLC, World Wide Automotive, L.L.C., Wells Fargo Capital Finance, LLC.

10.3	Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

10.4	Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.