Form 10-Q
period 2013-06-30
Fidelity National Financial, Inc.
filed 2013-08-07
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
Commission File Number 1-32630
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
YES ☐ NO ☑
     As of July 31, 2013, there were 228,247,026 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2013

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2013 and December 31, 2012 includes pledged fixed maturity of $281 and $275, respectively, related to secured trust deposits	$3,101	$3,140
Preferred stock available for sale, at fair value	166	217
Equity securities available for sale, at fair value	150	138
Investments in unconsolidated affiliates	384	392
Other long-term investments	158	105
Short-term investments	22	62
Total investments	3,981	4,054
Cash and cash equivalents, at June 30, 2013 and December 31, 2012 includes $384 and $266, respectively, of pledged cash related to secured trust deposits	1,285	1,132
Trade and notes receivables, net of allowance of $23 and $22, at June 30, 2013 and December 31, 2012, respectively	490	479
Goodwill	1,883	1,909
Prepaid expenses and other assets	726	672
Other intangible assets, net	643	651
Title plants	374	374
Property and equipment, net	633	632
Total assets	$10,015	$9,903
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at June 30, 2013 and December 31, 2012 includes accounts payable to related parties of $4 and $5, respectively	$1,287	$1,308
Notes payable	1,345	1,344
Reserve for title claim losses	1,717	1,748
Secured trust deposits	653	528
Income taxes payable	46	103
Deferred tax liability	133	123
Total liabilities	5,181	5,154
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2013 and December 31, 2012; issued 269,602,512 as of June 30, 2013 and 268,541,117 as of December 31, 2012	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,057	4,018
Retained earnings	1,005	849
Accumulated other comprehensive earnings	10	59
Less: treasury stock, 41,396,129 shares and 39,995,513 shares as of June 30, 2013 and December 31, 2012, respectively, at cost	(692)	(658)
Total Fidelity National Financial, Inc. shareholders’ equity	4,380	4,268
Noncontrolling interests	454	481
Total equity	4,834	4,749
Total liabilities and equity	$10,015	$9,903
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$492	$426	$905	$779
Agency title insurance premiums	625	518	1,149	932
Escrow, title related and other fees	489	427	924	800
Auto parts revenue	284	—	568	—
Restaurant revenue	347	253	701	253
Interest and investment income	37	37	70	73
Realized gains and losses, net	5	66	3	70
Total revenues	2,279	1,727	4,320	2,907
Expenses:
Personnel costs	546	447	1,065	852
Agent commissions	473	396	870	712
Other operating expenses	366	331	691	601
Cost of auto parts revenue, includes $18 and $36 of depreciation and amortization for the three and six months ended June 30, 2013, respectively	241	—	481	—
Cost of restaurant revenue	295	215	597	215
Depreciation and amortization	35	26	68	43
Provision for title claim losses	79	77	144	131
Interest expense	21	16	44	31
Total expenses	2,056	1,508	3,960	2,585
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	223	219	360	322
Income tax expense	72	81	118	118
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	151	138	242	204
Equity in (losses) earnings of unconsolidated affiliates	(3)	2	(6)	8
Net earnings from continuing operations	148	140	236	212
Net (loss) earnings from discontinued operations, net of tax	(2)	7	(2)	12
Net earnings	146	147	234	224
Less: Net earnings attributable to noncontrolling interests	7	—	6	3
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$139	$147	$228	$221

Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.63	$0.64	$1.02	$0.96
Net (loss) earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(0.01)	0.03	(0.01)	0.05
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.62	$0.67	$1.01	$1.01
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.62	$0.62	$1.00	$0.94
Net (loss) earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(0.01)	0.03	(0.01)	0.05
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.61	$0.65	$0.99	$0.99
Weighted average shares outstanding, basic basis	225	220	225	220
Weighted average shares outstanding, diluted basis	229	225	230	224
Cash dividends paid per share	$0.16	$0.14	$0.32	$0.28

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$141	$142	$231	$213
Basic and diluted net earnings from discontinued operations attributable to FNF common shareholders	(2)	5	(3)	8
Basic and diluted net earnings attributable to FNF common shareholders	$139	$147	$228	$221
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net earnings	$146	$147	$234	$224
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(37)	(2)	(23)	25
Unrealized loss on investments in unconsolidated affiliates (2)	(3)	(2)	(11)	(2)
Unrealized loss on foreign currency translation and cash flow hedging (3)	(6)	(2)	(9)	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(4)	(6)	(5)	(7)
Minimum pension liability adjustment (5)	—	—	(1)	—
Other comprehensive earnings	(50)	(12)	(49)	15
Comprehensive earnings	96	135	185	239
Less: Comprehensive earnings attributable to noncontrolling interests	7	—	6	3
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$89	$135	$179	$236
_______________________________________

(1)
Net of income tax (benefit) expense of $(22) million and $(2) million for the three-month periods ended June 30, 2013 and 2012, respectively, and $(14) million and $15 million for the six-month periods ended June 30, 2013 and 2012, respectively.

(2)
Net of income tax benefit of $2 million and $1 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $7 million and $1 million for the six-month periods ended June 30, 2013 and 2012, respectively.

(3)
Net of income tax benefit of $4 million and $1 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $6 million and less than $1 million for the six-month periods ended June 30, 2013 and 2012, respectively.

(4)
Net of income tax expense of $2 million and $3 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $3 million and $4 million for the six-month periods ended June 30, 2013 and 2012, respectively.

(5)	Net of income tax benefit of less than $1 million for six-month period ended June 30, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2012	269	$—	$4,018	$849	$59	40	$(658)	$481	$4,749
Exercise of stock options	1	—	18	—	—	—	—	—	18
Treasury stock repurchased	—	—	—	—	—	1	(34)	—	(34)
Tax benefit associated with the exercise of stock options	—	—	2	—	—	—	—	—	2
Other comprehensive earnings — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(28)	—	—	—	(28)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(11)	—	—	—	(11)
Other comprehensive earnings — unrealized loss on foreign currency translation and cash flow hedging	—	—	—	—	(9)	—	—	(6)	(15)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	14	—	—	—	—	2	16
Dividends declared	—	—	—	(72)	—	—	—	—	(72)
Consolidation of previous minority-owned subsidiary	—	—	9	—	—	—	—	(23)	(14)
Contributions to noncontrolling interests	—	—	(4)	—	—	—	—	7	3
Subsidiary dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Net earnings	—	—	—	228	—	—	—	6	234
Balance, June 30, 2013	270	$—	$4,057	$1,005	$10	41	$(692)	$454	$4,834
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$234	$224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104	43
Equity in losses (earnings) of unconsolidated affiliates	6	(8)
Gain on sales of investments and other assets, net	(4)	(6)
Gain on consolidation of O'Charley's Inc. and American Blue Ribbon Holdings, LLC	—	(73)
Stock-based compensation	16	11
Tax benefit associated with the exercise of stock options	(2)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments, and secured trust deposits	4	(7)
Net increase in trade receivables	(12)	(37)
Net increase in prepaid expenses and other assets	(22)	(13)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(45)	(17)
Net decrease in reserve for title claim losses	(55)	(37)
Net change in income taxes	(10)	118
Net cash provided by operating activities	214	193
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	401	257
Proceeds from calls and maturities of investment securities available for sale	182	158
Proceeds from sale of other assets	—	2
Additions to property and equipment	(65)	(27)
Purchases of investment securities available for sale	(536)	(471)
Net proceeds from (purchases of) short-term investment securities	40	(13)
Net purchases of other long term investments	(67)	—
Contributions to investments in unconsolidated affiliates	(15)	—
Net other investing activities	(1)	1
Acquisition of O'Charley's Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	—	(122)
Proceeds from sale of personal lines insurance business	—	120
Other acquisitions/disposals of businesses, net of cash acquired	—	(15)
Net cash used in investing activities	(61)	(110)
Cash flows from financing activities:
Borrowings	304	235
Debt service payments	(305)	(200)
Proceeds from sale of 4% ownership interest of Digital Insurance	3	—
Additional investment in non-controlling interest	(14)	—
Dividends paid	(73)	(62)
Subsidiary dividends paid to noncontrolling interest shareholders	(9)	(5)
Exercise of stock options	18	51
Debt issuance costs	(10)	(5)
Tax benefit associated with the exercise of stock options	2	5
Purchases of treasury stock	(34)	(3)
Net cash (used in) provided by financing activities	(118)	16
Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	35	99
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	866	504
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$901	$603
Supplemental cash flow information:
Income taxes paid	$104	$7
Interest paid	$43	$26
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made in the 2012 Condensed Consolidated Financial Statements to conform to classifications used in 2013.
Description of Business
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. We also have an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
Recent Developments
On May 28, 2013, we announced the signing of a definitive agreement under which we will acquire all of the outstanding common stock of Lender Processing Services ("LPS") for an estimated $33.25 per common share, for a total equity value of approximately $2.9 billion. Under the terms of the definitive agreement, we will pay the consideration for the LPS shares of common stock in a combination of cash and shares of our common stock, subject to adjustments as described in the agreement. At closing, we will combine our ServiceLink business with LPS in a new consolidated holding company and sell a minority equity interest in the new consolidated holding company to funds affiliated with Thomas H. Lee Partners, L.P. We will retain a majority ownership interest in the new consolidated holding company. The transaction is subject to approval by LPS and potentially by FNF shareholders, approvals from applicable federal and state regulators and satisfaction of other customary closing conditions. On July 12, 2013, we received a second request from the United States Federal Trade Commission (the "FTC") regarding their regulatory review of the transaction. We will respond to this request and will continue to work, cooperatively with the FTC. Closing of the transaction currently is expected to occur in the fourth quarter of 2013.
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012, we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $70 million in cash, net of cash acquired of $7 million.
On December 31, 2012, we acquired Digital Insurance, Inc. ("Digital Insurance"). Total consideration paid was $98 million in cash, net of cash acquired of $3 million. We have consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is the nation's leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses.

During the third quarter of 2012, we acquired 1.5 million additional shares of Remy, increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy.

On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH, prior to the merger was $37 million and was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the tender offer of $14 million was included in Equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. A realized gain of $66 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings, was recognized in the three and six months ending June 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. In regards to O'Charley's, we recognized a realized gain of $7 million in the three and six months ending June 30, 2012, respectively. The gain results from the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations are $1 million and $9 million for the three months ending June 30, 2013 and 2012, respectively, and $8 million and $19 million for the six months ending June 30, 2013 and 2012, respectively. Pre-tax (loss) earnings included in discontinued operations are $(2) million and $3 million for the three months ending June 30, 2013 and 2012, respectively, and $(2) million and $5 million for the six months ending June 30, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $21 million and $57 million for the three and six months ending June 30, 2012, respectively. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $6 million and $10 million for the three and six months ending June 30, 2012, respectively.
Transactions with Related Parties
Agreements with Fidelity National Information Services, Inc. ("FIS")
A summary of the agreements that were in effect with FIS through June 30, 2013, is as follows:

•
Technology (“IT”) and data processing services from FIS. This agreement governs IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions, the agreement expires on or about June 30, 2014, with an option to renew for one additional year.

•
Administrative corporate support and cost-sharing services to FIS. We have provided certain administrative corporate support services such as corporate aviation and other administrative support services to FIS.

A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(In millions)
Corporate services and cost-sharing revenue	$2	$1	$3	$2
Data processing expense	(8)	(8)	(16)	(17)
Net expense	$(6)	$(7)	$(13)	$(15)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $4 million and $5 million as of June 30, 2013 and December 31, 2012, respectively.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $69 million and $56 million as of June 30, 2013 and December 31, 2012, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Also included in fixed maturities available for sale are FIS bonds with a fair value of $46 million and $53 million as of June 30, 2013 and December 31, 2012, respectively.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain options and shares of restricted stock as well as convertible debt instruments which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled one million shares for the three and six month periods ended June 30, 2013 and three million shares for the three and six month periods ended June 30, 2012.
Note B — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$133	$—	$133
State and political subdivisions	—	1,190	—	1,190
Corporate debt securities	—	1,601	—	1,601
Mortgage-backed/asset-backed securities	—	127	—	127
Foreign government bonds	—	50	—	50
Preferred stock available for sale	75	91	—	166
Equity securities available for sale	150	—	—	150
Other long-term investments	—	—	39	39
Interest rate swap contracts	—	1	—	1
Foreign currency contracts		1		1
Total assets	$225	$3,194	$39	$3,458

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Foreign currency contracts	—	2	—	2
Commodity contracts	—	8	—	8
Total liabilities	$—	$11	$—	$11

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$140	$—	$140
State and political subdivisions	—	1,300	—	1,300
Corporate debt securities	—	1,499	—	1,499
Mortgage-backed/asset-backed securities	—	154	—	154
Foreign government bonds	—	47	—	47
Preferred stock available for sale	109	108	—	217
Equity securities available for sale	138	—	—	138
Other long-term investments	—	—	41	41
Foreign exchange contracts	—	5	—	5
Total assets	$247	$3,253	41	$3,541

Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
Commodity contracts	—	2	—	2
Total liabilities	$—	$4	—	$4

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
Our Level 3 investments consist of structured notes that were purchased in 2009. The structured notes had a par value of $38 million and fair value of $39 million at June 30, 2013, and a par value of $38 million and fair value of $41 million at December 31, 2012. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of June 30, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the period ended June 30, 2013 (in millions):

Balance, December 31, 2012	$41
Net realized loss	(2)
Balance, June 30, 2013	$39
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.
Note C — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$133	$126	$7	$—	$133
State and political subdivisions	1,190	1,156	38	(4)	1,190
Corporate debt securities	1,601	1,565	48	(12)	1,601
Foreign government bonds	50	50	1	(1)	50
Mortgage-backed/asset-backed securities	127	122	5	—	127
Preferred stock available for sale	166	164	4	(2)	166
Equity securities available for sale	150	95	57	(2)	150
Total	$3,417	$3,278	$160	$(21)	$3,417

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$140	$130	$10	$—	$140
State and political subdivisions	1,300	1,240	60	—	1,300
Corporate debt securities	1,499	1,439	72	(12)	1,499
Foreign government bonds	47	45	2	—	47
Mortgage-backed/asset-backed securities	154	145	9	—	154
Preferred stock available for sale	217	207	10	—	217
Equity securities available for sale	138	103	40	(5)	138
Total	$3,495	$3,309	$203	$(17)	$3,495
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2013:

	June 30, 2013
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$356	12%	$361	12%
After one year through five years	1,810	60	1,864	60
After five years through ten years	723	24	741	24
After ten years	8	—	8	—
Mortgage-backed/asset-backed securities	122	4	127	4
Total	$3,019	100%	$3,101	100%
Subject to call	$1,668	55%	$1,701	55%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,195 million and $1,218 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of June 30, 2013.
Equity securities available for sale includes an investment in FIS stock. The fair value of our investment in the FIS stock was $69 million and $56 million at June 30, 2013 and December 31, 2012, respectively.
Included in our other long-term investments are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes are carried at fair value (see Note B) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $39 million and $41 million as of June 30, 2013 and December 31, 2012, respectively. We recorded a net loss of $1 million and $2 million related to the structured notes in the three and six-month period ended June 30, 2013, and recorded a net loss of $3 million and $2 million in the three and six-month period ended June 30, 2012.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

    Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, were as follows (in millions):

June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	166	(4)	$—	$—	166	(4)
Corporate debt securities	544	(8)	16	(4)	560	(12)
Foreign government bonds	28	(1)	2	—	30	(1)
Preferred stock available for sale	81	(2)	—	—	81	(2)
Equity securities available for sale	4	—	5	(2)	9	(2)
Total temporarily impaired securities	$823	$(15)	$23	$(6)	$846	$(21)

December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$96	$(5)	$34	$(7)	$130	$(12)
Equity securities available for sale	31	(3)	3	(2)	34	(5)
Total temporarily impaired securities	$127	$(8)	$37	$(9)	$164	$(17)
During the three-month period ended June 30, 2013, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During the six month period ended June 30, 2013 we recorded impairment charges on fixed maturity securities relating to investments that were determined to be other-than-temporarily impaired, which resulted in additional expense of $1 million. During the three and six-month periods ended June 30, 2012, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. Impairment charges recorded during 2013 related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. As of June 30, 2013, we held no fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ending June 30, 2013 and 2012, respectively:

	Three months ended June 30, 2013				Six months ended June 30, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$4	$—	$4	$221	$7	$(3)	$4	$466
Preferred stock available for sale	6	(2)	4	110	6	(2)	$4	110
Equity securities available for sale	1	—	1	4	2	—	$2	7
Other long-term investments			(1)	—			(2)	—
Other assets			—	—			(2)	—
Debt extinguishment costs			(3)				(3)
Total			$5	$335			$3	$583

	Three months ended June 30, 2012				Six months ended June 30, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$3	$—	3	$164	$5		$—	$5	$410
Preferred stock available for sale	—	—	—	5	—	—	—	—	5
Other long-term investments			(2)					(2)	—
Gain on consolidation of O'Charley's and ABRH			73					73
Other assets			(8)					(6)	2
Total			$66	$169				$70	$417
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2013 and December 31, 2012, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	June 30, 2013	December 31, 2012
Ceridian	32%	$323	$351
Other	Various	61	41
Total		$384	$392

During the first quarter of 2013, we purchased $24 million in Ceridian bonds which are included in Fixed maturity securities available for sale, and have a fair value of $26 million as of June 30, 2013.
We account for our equity in Ceridian on a three-month lag. Accordingly, our net earnings for the three and six-month periods ended June 30, 2013, includes our equity in Ceridian’s earnings for the three and six-month periods ended March 31, 2013, and our net earnings for the three and six-month periods ended June 30, 2012, includes our equity in Ceridian’s earnings for the three and six-month periods ended March 31, 2012. During the three and six-month periods ended June 30, 2013 and 2012, we recorded $6 million and $10 million, and $2 million and $9 million in equity in losses of Ceridian, respectively. Equity in earnings of other unconsolidated affiliates was $3 million and $4 million and $4 million and $17 million for the three and six-month periods ended June 30, 2013 and 2012, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	March 31, 2013	September 30, 2012
	(In millions)
Total current assets	$1,565	$1,209
Customer funds	5,799	3,925
Goodwill and other intangible assets, net	4,530	4,630
Other assets	144	157
Total assets	$12,038	$9,921
Current liabilities	$1,315	$995
Customer obligations	5,754	3,874
Long-term obligations, less current portion	3,445	3,445
Other long-term liabilities	493	489
Total liabilities	11,007	8,803
Equity	1,031	1,118
Total liabilities and equity	$12,038	$9,921

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
	(In millions)
Total revenues	$375	$368	$775	$767
Loss before income taxes	(17)	(9)	(32)	(32)
Net loss	(22)	(7)	(38)	(29)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D —Remy Derivative Financial Instruments and Concentration of Risk
The following describes risks based and derivative instruments held by Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. As of June 30, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	June 30, 2013	December 31, 2012
South Korean Won Forward	$56	$56
Mexican Peso Contracts	$68	$67
Brazilian Real Forward	$15	$18
Hungarian Forint Forward	€13	€14
British Pound Forward	£3	£1
There were net accumulated unrealized losses of less than $1 million relating to these instruments as of June 30, 2013. Accumulated unrealized net gains of $3 million were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2012, related to these instruments. As of June 30, 2013, losses related to these instruments of $1 million are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three and six month periods ended June 30, 2013 was immaterial.
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
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized net gains of $1 million were recorded in Accumulated other comprehensive income (loss) as of June 30, 2013, and there were none as of December 31, 2012. As of June 30, 2013, no gains are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the three and six month periods ended June 30, 2013 was immaterial.
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
Remy had twenty-nine commodity price hedge contracts outstanding at June 30, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 5,751 and 6,566 metric tons of copper, respectively. These contracts mature within the next fifteen months and were designated as cash flow hedging instruments. Accumulated unrealized net losses of $7 million and less than $1 million, were recorded in Accumulated other comprehensive earnings as of June 30, 2013, and December 31, 2012, respectively, related to these contracts. As of June 30, 2013, net losses related to these contracts of $6 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and six month periods ended June 30, 2013 was immaterial.
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

	June 30, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$8	$1	$2
Foreign currency contracts	1	2	6	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$2	$10	$7	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$1	$—	$2

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (AOCI) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Condensed Consolidated Statement of Earnings. The following table discloses the effect of Remy's derivative instruments for the three months ended June 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(5)	$(1)	$—	$—
Foreign currency contracts	(3)	2	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(7)	$1	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1
The following table discloses the effect of Remy's derivative instruments for the six months ended June 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCI (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(8)	$(1)	$—	$—
Foreign currency contracts	(1)	4	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(8)	$3	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	June 30, 2013	December 31, 2012
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	283	282
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at June 30, 2013, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.64% at June 30, 2013)	—	—
Remy Term B Loan, interest payable quarterly at LIBOR (floor of 1.75%) + 4.50%, due December 2016	—	259
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at June 30, 2013), due March 2020	269	—
Remy Revolving Credit Facility, unused portion of $79 at June 30, 2013, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at June 30, 2013)	—	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.50% (3.69% at June 30, 2013), due May 2017	69	72
Restaurant Group Revolving Credit Facility, unused portion of $61 at June 30, 2013, due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.50% (5.75% at June 30, 2013)	—	—
Other	26	33
	$1,345	$1,344
At June 30, 2013, the estimated fair value of our long-term debt was approximately $1,490 million or $145 million higher than its carrying value. The fair value of our long-term debt at December 31, 2012 was approximately $1,504 million or $160 million higher than its estimated carrying value. The fair value of our unsecured notes payable was $1,126 million as of June 30, 2013. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2013 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $269 million, based on established market prices for the securities on June 30, 2013 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan was $69 million, based on established market prices for the securities on June 30, 2013 and is considered a Level 2 financial liability.
On July 11, 2013, we entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the Acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Restated Credit Agreement”). Among other changes, the Restated Credit Agreement amends the Existing Credit Agreement to permit us to make a borrowing under the Restated Credit Agreement to finance a portion of the acquisition of LPS (the “Acquisition”) on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Restated Credit Agreement. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Restated Credit Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Restated Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Restated Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Restated Credit Agreement the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the Acquisition and the net worth test was reset.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At June 30, 2013, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $79 million on June 30, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

accelerate its maturity. Remy is in compliance with all covenants as of June 30, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Gross principal maturities of notes payable at June 30, 2013 are as follows (in millions):
2013	$17
2014	11
2015	11
2016	11
2017	340
Thereafter	973
$1,363

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Two class action complaints titled Chultem v. Ticor Title Insurance Co., Chicago Title and Trust, Co., and Fidelity National Financial, Inc and Colella v. Chicago Title Insurance Co. and Chicago Title and Trust Co. are pending in the Illinois state court against Chicago Title Insurance Company (“Chicago”), Ticor Title Insurance Company (“Ticor”), Chicago Title and Trust Company, and Fidelity National Financial, Inc., their parent, (collectively “the Companies”). The Plaintiffs represent certified classes of all borrowers and sellers of residential real estate in Illinois who paid a premium for title insurance to Chicago and Ticor which was split with attorney agents for services which were performed in issuing the policies. The complaint alleges the Companies violated the Real Estate Settlement Procedures Act (RESPA) and by doing so violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act.  The suit seeks compensatory damages in the amount of the premium split paid to the attorney agents, interest, punitive damages, a permanent injunction, attorney's fees and costs. Class certification was denied on May 26, 2009, but the plaintiffs appealed.  The Court of Appeal reversed the previous decision and the case was remanded to the trial court for certification and subsequent proceedings. Although such premium splits with attorney agents are expressly permitted by RESPA, Plaintiffs alleged in the trial court that HUD took the position in a statement issued in 1996 in Florida that providing “pro forma commitments” to attorney agents that could be signed to create a policy without further examination would permit an agent to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

issue a policy without performing actual services, thus the agent would be paid only for referral of the business violating RESPA. Plaintiffs argued RESPA must be interpreted in accordance with the Florida statement, that Chicago and Ticor provided their attorney agents with “pro forma commitments”, and Chicago Title and Trust Company and Fidelity National Financial, Inc. are vicariously liable. Contrary to Federal precedent, on March 1, 2013 the trial court agreed with Plaintiffs and ruled RESPA must be interpreted in accordance with HUD's Florida statement, but that a trial is necessary to determine if Chicago and Ticor provided “pro forma commitments”. A trial has been set for September 3, 2013 to try “liability issues”, but not whether the class could be ascertained or class wide damages. The trial court has declared that after trial it will make a final, appealable judgment. We intend to vigorously defend this action. As the case continues to evolve it is not possible to reasonably estimate the probability that we will be ultimately held liable, or reasonably estimate the ultimate loss, if any, or range of loss that could result from the case.

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
Note G — Dividends
On July 22, 2013, our Board of Directors declared cash dividends of $0.16 per share, payable on September 30, 2013, to shareholders of record as of September 16, 2013.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is presented in the following tables. As a result of combining O'Charley's with our investment in ABRH, which increased our ownership of ABRH to 55%, we have consolidated the operations of ABRH, including the O'Charley's group of companies, and added the restaurant group reporting segment. Restaurant group results include the results of operations of O'Charley's beginning April 9, 2012, ABRH beginning May 11, 2012, and J. Alexander's beginning September 26, 2012. As a result of our increase in ownership of Remy to 51%, we have consolidated the operations of Remy and added the Remy reporting segment. Remy results include the results of operations of Remy beginning August 14, 2012. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended June 30, 2013:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$1,117	$—	$—	$—	$1,117
Other revenues	454	—	—	35	489
Auto parts revenues	—	284	—	—	284
Restaurant revenues	—	—	347	—	347
Revenues from external customers	1,571	284	347	35	2,237
Interest and investment income, including net realized gains and losses	42	(3)	—	3	42
Total revenues	1,613	281	347	38	2,279
Depreciation and amortization	17	1	14	3	35
Interest expense	—	3	2	16	21
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	272	4	5	(58)	223
Income tax expense (benefit)	98	1	(1)	(26)	72
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	174	3	6	(32)	151
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	(5)	(3)
Earnings (loss) from continuing operations	$176	$3	$6	$(37)	$148
Assets	$7,003	$1,230	$601	$1,181	$10,015
Goodwill	1,449	248	118	68	1,883

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$944	$—	$—	$—	$944
Other revenues	411	—	—	16	427
Restaurant revenues	—	—	253	—	253
Revenues from external customers	1,355	—	253	16	1,624
Interest and investment income, including realized gains and losses	37	—	71	(5)	103
Total revenues	1,392	—	324	11	1,727
Depreciation and amortization	16	—	9	1	26
Interest expense	—	—	1	15	16
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	191	—	63	(35)	219
Income tax expense (benefit)	71	—	23	(13)	81
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	120	—	40	(22)	138
Equity in earnings (loss) of unconsolidated affiliates	—	2	1	(1)	2
Earnings (loss) from continuing operations	$120	$2	$41	$(23)	$140
Assets	$6,888	$143	$671	$811	$8,513
Goodwill	1,443	—	107	19	1,569

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2013:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$2,054	$—	$—	$—	$2,054
Other revenues	861	—	—	63	924
Auto parts revenues	—	568	—	—	568
Restaurant revenues	—	—	701	—	701
Revenues from external customers	2,915	568	701	63	4,247
Interest and investment income, including realized gains and losses	75	(3)	(2)	3	73
Total revenues	2,990	565	699	66	4,320
Depreciation and amortization	33	2	27	6	68
Interest expense	—	10	4	30	44
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	441	3	5	(89)	360
Income tax expense (benefit)	159	1	(1)	(41)	118
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	282	2	6	(48)	242
Equity in earnings (loss) of unconsolidated affiliates	3	2	—	(11)	(6)
Earnings (loss) from continuing operations	$285	$4	$6	$(59)	$236
Assets	$7,003	$1,230	$601	$1,181	$10,015
Goodwill	1,449	248	118	68	1,883

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$1,711	$—	$—	$—	$1,711
Other revenues	771	—	—	29	800
Restaurant revenues	—	—	253	—	253
Revenues from external customers	2,482	—	253	29	2,764
Interest and investment income, including realized gains and losses	75	—	71	(3)	143
Total revenues	2,557	—	324	26	2,907
Depreciation and amortization	32	—	9	2	43
Interest expense	—	—	1	30	31
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	317	—	63	(58)	322
Income tax expense (benefit)	116	—	23	(21)	118
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	201	—	40	(37)	204
Equity in earnings (loss) of unconsolidated affiliates	2	12	2	(8)	8
Earnings (loss) from continuing operations	$203	$12	$42	$(45)	$212
Assets	$6,888	$143	$671	$811	$8,513
Goodwill	1,443	—	107	19	1,569

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
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest and the operations of J. Alexander's in which we have an 87% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, and Bakers Square concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. J. Alexander's is the owner and operator of the J. Alexander's and Stoney River Legendary Steaks concepts.
Corporate and Other
The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, our employee benefits agency, Digital Insurance, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K for the year ended December 31, 2012 and other filings with the Securities and Exchange Commission.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings, LLC ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. We also have an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest and the operations of J. Alexander's in which we have an 87% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, and Bakers Square concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. J. Alexander's is the owner and operator of the J. Alexander's and Stoney River Legendary Steaks concepts.

•
Corporate and Other. The corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, our employee benefits agency, Digital Insurance, other smaller operations, and our share in the operations of certain equity investments, including Ceridian.

Recent Developments
On May 28, 2013, we announced the signing of a definitive agreement under which we will acquire all of the outstanding common stock of Lender Processing Services, Inc. ("LPS") for an estimated $33.25 per common share, for a total equity value of approximately $2.9 billion. Under the terms of the definitive agreement, we will pay the consideration for the LPS shares of common stock in a combination of cash and shares of our common stock, subject to adjustments as described in the agreement. At closing, we will combine our ServiceLink business with LPS in a new consolidated holding company and sell a minority equity interest in the new consolidated holding company to funds affiliated with Thomas H. Lee Partners, L.P. We will retain a majority ownership interest in the new consolidated holding company. The transaction is subject to approval by LPS and potentially by FNF shareholders, approvals from applicable federal and state regulators and satisfaction of other customary closing conditions. On July 12, 2013, we received a second request from the United States Federal Trade Commission (the "FTC") regarding their regulatory review of the transaction. We will respond to this request and will continue to work, cooperatively with the FTC. Closing of the transaction currently is expected to occur in the fourth quarter of 2013.
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012, we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $70 million in cash, net of cash acquired of $7 million.
On December 31, 2012, we acquired Digital Insurance, Inc. ("Digital Insurance"). Total consideration paid was $98 million in cash, net of cash acquired of $3 million. We have consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is the nation's leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses.

During the third quarter of 2012, we acquired 1.5 million additional shares of Remy, increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy.

On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH resulting in an increase in our ownership position in ABRH from 45% to 55%. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH, prior to the merger was $37 million and was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $14 million was included in Equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. A realized gain of $66 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings, was recognized in the three and six months ending June 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. In regards to O'Charley's, we recognized a realized gain of $7 million in the three and six months ending June 30, 2012, respectively. The gain results from the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations are $1 million and $9 million for the three months ending June 30, 2013 and 2012, respectively, and $8 million and $19 million for the six months ending June 30, 2013 and 2012, respectively. Pre-tax (loss) earnings included in discontinued operations are $(2) million and $3 million for the three months ending June 30, 2013 and 2012, respectively, and $(2) million and $5 million for the six months ending June 30, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $21 million and $57 million for the three and six months ending June 30, 2012, respectively. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $6 million and $10 million for the three and six months ending June 30, 2012, respectively.
Transactions with Related Parties
Our financial statements reflect related party transactions with Fidelity National Information Services, Inc. ("FIS"), which is a related party. See Note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.

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
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates were at historically low levels throughout 2012. During the first six months of 2013, however, we have seen interest rates rise; and in the first half of July, interest rates reached their highest levels since 2011.
As of July 2013, the Mortgage Banker's Association ("MBA"), estimated the size of the U.S. mortgage originations market as shown in the following table for 2013 - 2010 in their "Mortgage Finance Forecast". (In trillions)

	2013	2012	2011	2010
Purchase transactions	$0.6	$0.5	$0.4	$0.5
Refinance transactions	1.0	1.3	0.9	1.1
Total U.S. mortgage originations	$1.6	$1.8	$1.3	$1.6
As shown above, the originations in 2010 - 2012 were driven primarily by refinance orders, which coincides with the historically low interest rates experienced during those years. In 2013, the MBA predicts an 11% decrease in the total market, primarily due to a 23% decrease in refinance transactions in 2013, offset by a 20% increase in purchase transactions.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The new program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program has had a positive impact on the volume of our refinance orders during 2012. On April 11, 2013, the FHFA announced that the modified HARP program has been extended through 2015. We believe the modified HARP program has had a positive affect on our results during 2013, but are uncertain to what degree the program may impact our results in the future.
On February 1, 2012, the Obama Administration announced new initiatives designed to increase refinancing of mortgages, reduce foreclosures and improve the housing market. Under these initiatives, among other things: (i) certain borrowers with loans insured by Fannie Mae or Freddie Mac ("GSEs" and such loans, "GSE loans") and certain borrowers with non-GSE loans, through a new FHA program, would be able to refinance their mortgages and take advantage of the currently low interest rates; (ii) the FHA will begin transitioning foreclosed properties in the nation's hardest-hit cities into rental housing units; (iii) GSEs and major banks have begun offering one year of forbearance (up from three months) to certain unemployed borrowers; and (iv) the Home Affordable Modification Program ("HAMP") was extended through 2013, including easing the eligibility requirements and increasing the financial incentives for banks to participate. In May 2013, HAMP was extended to 2015. As indicated, the Obama Administration has already begun implementing these initiatives, except for the refinancing initiatives. The GSEs have not started the refinancing program. The Obama Administration is looking to Congress to pass legislation to implement a refinancing program for non-GSE loans. We are uncertain to what degree these initiatives may affect our results in the future.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. We are not involved in these enforcement actions and we do not believe that we are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. Many states continue to evaluate foreclosure practices and related legislation may change in the future. The consent orders imposed by the federal regulators have continued to delay lender foreclosure completions. In January 2013, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements. In April 2013, these mortgage servicers began making restitution under these settlements.
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
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and the first half of 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. In 2012 and through the first half of 2013, we have experienced an increase in fee per file of commercial transactions from the previous years, which indicates an improvement in commercial markets.
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
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until January 1, 2015. We are continuing to assess the impact of the Affordable Care Act on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have a material adverse effect on our results of operations in the future. The Affordable Care Act is likely to similarly affect the restaurant industry in general.  Additionally, our Restaurant Group and suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
Our results of operations in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$492	$426	$905	$779
Agency title insurance premiums	625	518	1,149	932
Escrow, title-related and other fees	489	427	924	800
Auto parts revenue	284	—	568	—
Restaurant revenue	347	253	701	253
Interest and investment income	37	37	70	73
Realized gains and losses, net	5	66	3	70
Total revenues	2,279	1,727	4,320	2,907
Expenses:
Personnel costs	546	447	1,065	852
Agent commissions	473	396	870	712
Other operating expenses	366	331	691	601
Cost of auto parts revenue, includes $18 and $36 of depreciation and amortization in the three and six months ended June 30, 2013, respectively	241	—	481	—
Cost of restaurant revenue	295	215	597	215
Depreciation and amortization	35	26	68	43
Provision for title claim losses	79	77	144	131
Interest expense	21	16	44	31
Total expenses	2,056	1,508	3,960	2,585
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	223	219	360	322
Income tax expense	72	81	118	118
Equity in (losses) earnings of unconsolidated affiliates	(3)	2	(6)	8
Net earnings from continuing operations	$148	$140	$236	$212
Orders opened by direct title operations	672,000	667,000	1,315,000	1,318,000
Orders closed by direct title operations	504,000	459,000	991,000	869,000
 Revenues.
Total revenues increased $552 million in the three months ended June 30, 2013, compared to the 2012 period. The increase consisted of increases of $221 million in the Fidelity National Title Group segment, a $23 million increase in the Restaurant Group segment, a $28 million increase in the Corporate and Other segment, and an additional $280 million from the Remy segment. Total revenues increased $1,413 million in the six months ended June 30, 2013, compared to the 2012 period. The increase consisted of increases of $433 million in the Fidelity National Title Group segment, a $375 million increase in the Restaurant Group segment, $40 million in the Corporate and Other segment as well as an additional $565 million from the Remy segment.
Escrow, title-related and other fees increased $62 million, or 15%, in the three months ended June 30, 2013, from the 2012 period, consisting of increases of $43 million in the Fidelity National Title Group segment and $19 million in the Corporate and Other segment. Escrow, title-related and other fees increased $124 million, or 16%, in the six months ended June 30, 2013, from the 2012 period, consisting of increases of $90 million in the Fidelity National Title Group segment and $34 million in the Corporate and Other segment.

Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexander's. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income did not change in the three months ended June 30, 2013 compared to the 2012 period, and decreased $3 million in the six months ended June 30, 2013 compared to the 2012 period.
Net realized gains and losses totaled $5 million and $66 million in the three-month periods ended June 30, 2013 and 2012, and $3 million and $70 million in the six-month periods ended June 30, 2013 and 2012, respectively. The decreases in both the three and six month periods are primarily the result of recognizing a $73 million gain on the consolidation of O'Charley's and ABRH in the 2012 period. This was offset by a $6 million impairment on land held at our majority-owned affiliate Cascade Timberlands in the 2012 period.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $99 million, or 22%, in the three months ended June 30, 2013, from the 2012 period, with increases of $52 million in the Fidelity National Title Group segment, $8 million in the Restaurant Group segment, $20 million in the Corporate and Other segment, and an additional $19 million from the Remy segment. Personnel costs increased $213 million, or 25%, in the six months ended June 30, 2013, from the 2012 period, with increases of $106 million in the Fidelity National Title Group segment, $23 million in the Restaurant Group segment, $38 million from the Corporate and Other segment as well as an additional $46 million increase from the Remy segment. Personnel costs as a percentage of total revenue were 24% and 26% in the three-month periods ended June 30, 2013 and 2012, respectively, and 25% and 29% in the six-month periods ended June 30, 2013 and 2012, respectively. Average employee count, excluding Remy and the Restaurant group, was 20,998 and 18,630 in the three-month periods ended June 30, 2013 and 2012, respectively and 20,655 and 18,214 in the six-month periods ended June 30, 2013 and 2012, respectively. There were 31,353 employees added with the consolidation of the Restaurant group during the second quarter of 2012. Average employee count of the Restaurant group was 33,299 and 33,596 in the three and six-months ended June 30, 2013. There were 6,705 employees added with the consolidation of Remy during the third quarter of 2012. Personnel costs that are directly attributable to the operations of Remy and the Restaurant Group are included in Cost of auto parts revenue and Cost of restaurant revenue, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $35 million in the three months ended June 30, 2013, from the 2012 period, reflecting an increase of $8 million  in the Fidelity National Title Group segment, and $28 million in the Corporate and Other segment offset by a decrease of $13 million from the Restaurant Group segment. There was an additional $12 million from the Remy segment. Other operating expenses increased $90 million in the six months ended June 30, 2013, from the 2012 period, reflecting increases of $31 million in the Fidelity National Title Group segment, $7 million in the Restaurant Group segment, $29 million in the Corporate and Other segment, and an additional $23 million from the Remy segment. In the Fidelity National Title Group segment, the increase in both periods was primarily due to increases in variable costs of sales associated with the increase in title orders. In the Restaurant Group segment the decrease in the three-month period ended June 30, 2013, is due primarily to $10 million of transaction costs associated with the acquisition of O'Charley's and ABRH included in the 2012 period. In the Corporate and Other segment, the increase in both periods in other operating expenses was due mainly to a $20 million accrual related to an employment litigation matter, $2 million in increased expenses related to Digital Insurance which was acquired in December 2012, and $3 million in transaction costs related to the LPS acquisition.
Cost of auto parts revenue includes cost of raw materials, payroll and related costs and expenses directly related to manufacturing, and overhead expenses allocated to the costs of production such as depreciation and amortization at Remy. Remy results of operations are discussed in further detail at the segment level below.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, groceries, produce, seafood, poultry and alcoholic and non-alcoholic beverages net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy, advertising and other expenses at the restaurant level. The Restaurant group results of operations are discussed in further detail at the segment level below.
Depreciation and amortization increased $9 million in the three months ended June 30, 2013, from the 2012 period and increased $25 million in the six months ended June 30, 2013, from the 2012 period. The increase in the six month time period is due to $18 million of additional depreciation and amortization from the Restaurant Group which was acquired during the second quarter of 2012 and $2 million from the Remy segment, as well as an increase of $1 million in the Fidelity National Title Group Segment and $4 million in the Corporate and Other segment as a result of the acquisition of Digital Insurance in the fourth quarter of 2012.
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
Interest expense increased $5 million in the three months ended June 30, 2013, from the 2012 period and increased $13 million in the six months ended June 30, 2013, from the 2012 period. The increase is due to interest expense incurred on the FNF 5.50% notes issued in August 2012. In the Restaurant Group, interest expense increased $1 million and $3 million in three and six month periods ended June 30, 2013, respectively, from the 2012 periods due to interest incurred on their revolving line of credit and term loan, which were entered into during the second quarter of 2012. The addition of Remy also contributed an additional $3 million and $10 million in interest expense during the three and six month periods ended June 30, 2013, respectively.
Income tax expense was $72 million and $81 million in the three-month periods ended June 30, 2013 and 2012, respectively and $118 million in each of the six-month periods ended June 30, 2013 and 2012. Income tax expense as a percentage of earnings before income taxes was 32% and 37% for the three-month periods ended June 30, 2013 and 2012, respectively and 33% and 37% for the six-month periods ended June 30, 2013 and 2012. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The decrease in the effective tax rate in the three and six months ending June 30, 2013, from the corresponding 2012 period is due to an increase in tax credits from the Restaurant group and a lower tax rate on the non-US earnings of Remy.
Equity in (losses) earnings of unconsolidated affiliates was $(3) million and $2 million for the three-month periods ended June 30, 2013 and 2012, respectively and $(6) million and $8 million for the six-month periods ended June 30, 2013 and 2012, respectively. The equity (losses) in earnings in 2013 and 2012 consisted of net (losses) earnings related to our investment in Ceridian, Remy (prior to its consolidation in August 2012), and other investments in unconsolidated affiliates.

Fidelity National Title Group
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Direct title insurance premiums	$492	$426	$905	$779
Agency title insurance premiums	625	518	1,149	932
Escrow, title related and other fees	454	411	861	771
Interest and investment income	35	36	68	70
Realized gains and losses, net	7	1	7	5
Total revenues	1,613	1,392	2,990	2,557
Expenses:
Personnel costs	481	429	933	827
Other operating expenses	291	283	569	538
Agent commissions	473	396	870	712
Depreciation and amortization	17	16	33	32
Provision for title claim losses	79	77	144	131
Total expenses	1,341	1,201	2,549	2,240
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$272	$191	$441	$317
Total revenues for the Fidelity National Title Group segment increased $221 million, or 16%, in the three months ended June 30, 2013, from the 2012 period. Total revenues for this segment increased $433 million or 17%, in the six months ended June 30, 2013, from the 2012 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
	(Dollars in millions)
Title premiums from direct operations	$492	44%	$426	45%	$905	44%	$779	46%
Title premiums from agency operations	625	56	518	55	1,149	56	932	54
Total title premiums	$1,117	100%	$944	100%	$2,054	100%	$1,711	100%
Title insurance premiums increased 18% in the three months ended June 30, 2013 and 20% in the six months ended June 30, 2013 as compared to the 2012 period. The increase was made up of an increase in premiums from direct operations of $66 million, or 15%, and an increase in premiums from agency operations of $107 million, or 21% in the three months ended June 30, 2013. The increase in the six months ended June 30, 2013 was made up of an increase in premiums from direct operations of $126 million or 16%, and an increase in premiums from agency operations of $217 million, or 23%.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Closed title insurance orders from purchase transactions	39.8%	39.6%	35.6%	37.1%
Closed title insurance orders from refinance transactions	60.2	60.4	64.4	62.9
	100.0%	100.0%	100.0%	100.0%
The increase in title premiums from direct operations in 2013 is primarily due to an increase in closed order volumes and an increase in fee per file. Closed order volumes were 504,000 and 991,000 in the three and six months ended June 30, 2013 compared with 459,000 and 868,000 in the three and six months ended June 30, 2012. The average fee per file in our direct operations was $1,562 and $1,469 in the three and six months ended June 30, 2013, compared to $1,497 and $1,451 in the three and six months ended June 30, 2012, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file, as well as a higher average fee per file on commercial transactions in 2013 versus the 2012 period. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has increased since 2012 due to our agency operations typically garnering a higher percentage of purchase transactions and a lower percentage of commercial and refinance transactions. The increase in the three and six months ending June 30, 2013 was due to strengthening in the residential purchase market.
Escrow fees, which are more directly related to our direct operations, increased $23 million, or 13%, in the three months ended June 30, 2013 compared to the 2012 period, and increased $50 million, or 15%, in the six months ended June 30, 2013 compared to the 2012 period in both cases due to the increase in direct residential purchase activity. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $20 million, or 9%, in the three months ended June 30, 2013 compared to the 2012 period and $40 million, or 9%, in the six months ended June 30, 2013 compared to the 2012 period. The increase is primarily due to increases in our revenue from residential purchase transactions as well as increases in our other title related business, consistent with the title operations, partially offset by declines in our default business.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $52 million or 12% increase in the three-month period ended June 30, 2013, and the increase of $106 million, or 13% in the six month period ended June 30, 2013 are due to an increase in employee levels, higher bonuses and commissions, as well as an increase in average annualized personnel cost which correspond to increases in closed order counts and revenues. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51%, for the three-month periods ended June 30, 2013 and 2012, and 53% for the six-month periods ended June 30, 2013 and 2012. Average employee count was 20,548 and 18,414 in the three-month periods ended June 30, 2013 and 2012, respectively, and 20,368 and 18,000 for the six-month periods ended June 30, 2013 and 2012, respectively, with the increase in both periods due to increases in orders and revenues.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2013	%	2012	%	2013	%	2012	%
	(Dollars in millions)
Agent premiums	$625	100%	$518	100%	$1,149	100%	$932	100%
Agent commissions	473	76%	396	76%	870	76%	712	76%
Net retained agent premiums	$152	24%	$122	24%	$279	24%	$220	24%
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $79 million and $77 million for the three-month periods ended June 30, 2013 and 2012, respectively and $144 million and $131 million for the six-month periods ended June 30, 2013 and 2012, respectively, and reflects an average provision rate of 7% of title premiums. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Remy
The results of this segment reflected in the three and six months ended June 30, 2013, reflect results of Remy and subsidiaries, which were initially consolidated on August 14, 2012.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(In millions)
Revenues:
Auto parts revenue	$284	$568
Interest and investment income	(1)	—
Realized gains and losses, net	(3)	(3)
Total revenues	280	565
Expenses:
Personnel costs	19	46
Cost of auto parts revenue, includes $18 and $36 of depreciation and amortization, respectively	241	481
Other operating expenses	12	23
Depreciation and amortization	1	2
Interest expense	3	10
Total expenses	276	562
Earnings from continuing operations before income taxes	$4	$3
The results of the Remy segment for the three and six months ending June 30, 2013, were negatively affected by $3 million in debt extinguishment costs and $2 million of restructuring charges. Also affecting the six months ending June 30, 2013 was a a $7 million charge to Personnel costs for a one-time executive separation payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013.
Restaurant Group
The results of this segment include results of ABRH as of the date of acquisition, which includes legacy O'Charley's as of April 9, 2012 and legacy ABRH as of May 11, 2012, and J. Alexander's, which was initially consolidated during the third quarter of 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Restaurant revenue	$347	$253	$701	$253
Realized gains and losses, net	—	71	(2)	71
Total revenues	347	324	699	324
Expenses:
Personnel costs	16	8	31	8
Cost of restaurant revenue	295	215	597	215
Other operating expenses	15	28	35	28
Depreciation and amortization	14	9	27	9
Interest expense	2	1	4	1
Total expenses	342	261	694	261
Earnings from continuing operations before income taxes	$5	$63	$5	$63
The results of the Restaurant Group for the three and six months ending June 30, 2013 were negatively affected by $2 million and $10 million, respectively, of transaction and integration costs included in Other operating expenses. Included in the three and six months ending June 30, 2012 was a $73 million realized gain on the consolidation of legacy O'Charley's and ABRH. Prior to the consolidation of legacy O'Charley's and ABRH, we held a $14 million investment in common stock of O'Charley's, which was included in Equity securities available for sale on the Consolidated Balance Sheet and a $37 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $73 million realized gain.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, our employee benefits agency, Digital Insurance, other smaller operations, and our share in the operations of certain equity investments, including Ceridian. The Corporate and Other segment generated revenues of $38 million and $11 million in the three-month periods ended June 30, 2013 and 2012, respectively, and $66 million and $26 million in the six-month periods ended June 30, 2013 and 2012, respectively, with the increase mainly due to the addition of Digital Insurance in the fourth quarter of 2012 which contributed $16 million and $32 million of revenue to Escrow and title-related and other fees in the three and six months ending June 30, 2013, respectively.
Personnel costs increased $20 million in the three months ended June 30, 2013 compared to the 2012 period, and increased $38 million in the six months ended June 30, 2013 compared to the 2012 period, both due to $8 million and $16 million of additional expense recorded in the three and six months ended June 30, 2013, respectively, related to the accrual for our Long Term Incentive Plan established in the third quarter of 2012, which is tied to the fair value of certain of our non-title operations. Also included were $9 million and $18 million in personnel costs, in the three and six months ended June 30, 2013, respectively, at Digital Insurance.
This segment generated pretax losses of $59 million and $35 million in the three-month periods ended June 30, 2013 and 2012, respectively, and $89 million and $58 million in the six-month periods ended June 30, 2013 and 2012, respectively. The increase in pre-tax losses was due mainly to the increase in personnel costs in 2013 as discussed above as well as an increase in other operating expenses during the three and six months ending June 30, 2013 for a $20 million accrual related to an employment litigation matter and $3 million in transaction costs related to the LPS acquisition.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.16 per share for the second quarter of 2013, or approximately $36 million. On July 22, 2013, our Board of Directors declared cash dividends of $0.16 per share, payable on September 30, 2013, to shareholders of record as of September 16, 2013. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2012, $1,997 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2013, our title subsidiaries could pay or make distributions to us of approximately $184 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by operations for the six months ended June 30, 2013 and 2012 totaled $214 million and $193 million, respectively. The increase of $21 million is mainly due to increased revenue from our title operations.
Capital Expenditures. Total capital expenditures for property and equipment were $65 million and $27 million for the six-month periods ended June 30, 2013 and 2012, respectively, with the increase relating to capital expenditures in the Fidelity National Title Group segment for technology equipment of $6 million, furniture and equipment of $4 million, and $4 million for leasehold improvements, $10 million in our Restaurant Group segment to remodel restaurants, and $13 million in our Remy segment on property and equipment.
Financing. On July 11, 2013, we entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the Acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement. There were no amounts borrowed or outstanding under the Term Loan Agreement as of June 30, 2013.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Restated Credit Agreement”). Among other changes, the Restated Credit Agreement amends the Existing Credit Agreement to permit us to make a borrowing under the Restated Credit Agreement to finance a portion of the acquisition of LPS (the “Acquisition”) on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Restated Credit Agreement. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Restated Credit Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Restated Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Restated Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Restated Credit Agreement the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to

37.5% for a period of one year after the closing of the Acquisition and the net worth test is reset. As of June 30, 2013, there were no amounts outstanding, nor were any amounts borrowed or repaid under this facility during the three and six months then ended.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $79 million on June 30, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. At June 30, 2013, the Remy Credit Facility balance was zero. There were no amounts borrowed or repaid on this facility during the three and six months ended June 30, 2013.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Loan now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of June 30, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As of June 30, 2013, there was $269 million outstanding. During the three and six months ended June 30, 2013, there was $1 million and $2 million, respectively, of principal repaid on this loan. There were no new borrowings made under this facility during the three and six months ended June 30, 2013.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, the $50 million outstanding on our revolving credit facility, and the remainder was held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $750,000 or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of June 30, 2013, the balance of the term loan was $69 million and there was no outstanding balance on the revolving loan. ABRH had $19 million of outstanding letters of credit and $61 million of remaining borrowing capacity under its revolving credit facility. During the three and six months ended June 30, 2013, $2 million and $4 million, respectively, of principal payments were made on this facility. There were no additional borrowings during the three and six months ended June 30, 2013.
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
Remy has revolving credit facilities with four Korean banks with a total facility amount of approximately $16 million, of which $3 million is borrowed at average interest rates of 3.83% at June 30, 2013. During the three and six months ended June 30, 2013, Remy borrowed less than $1 million and repaid $3 million on this facility. In Hungary, Remy has a revolving credit facility with two separate banks for a credit facility of $4 million, of which nothing is borrowed at June 30, 2013. During the three months ended June 30, 2013 Remy did not borrow under this facility. During the six months ended June 30, 2013, Remy borrowed $2 million under this facility. Remy also repaid $5 million in the three and six months ending June 30, 2013. In Belgium, Remy has revolving loans with two banks for a credit facility of $3 million with no outstanding borrowings at June 30, 2013. There were no amounts borrowed or repaid on this loan during the three and six months ending June 30, 2013.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and the first half of 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. Changes have been made to our payout schedule for Notes payable as follows: During the six months ended June 30, 2013, we amended and extended our existing $800 million second amended and restated credit agreement to extend the maturity date under the credit facility from April 16, 2016 to July 15, 2018. During the six months ending June 30, 2013, Remy entered into a $300 million Term B Amendment to refinance the existing $287 million Term B Loan and extend the maturity from December 17, 2016 to March 5, 2020. See the "Financing" section above and Note E for further information on these obligations.
Capital Stock Transactions. On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares during the three months ended June 30, 2013. In the six months ended June 30, 2013, we repurchased 1,400,000 shares for $34 million, or an average of $24.11 per share. Subsequent to June 30, 2013 through market close on August 2, 2013, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.89 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Included in Equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our remaining investment was $69 million as of June 30, 2013.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 30, 2013 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of
Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our
Annual Report on Form 10-K for the year ended December 31, 2012.
Item 1A. Risk Factors

In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the following additional risks as a result of the signing of a definitive agreement under which we will acquire all of the outstanding common stock of Lender Processing Services ("LPS"). See discussion "Recent Developments" in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.

Our business, financial condition and results of operations could be adversely affected by risks associated with the acquisition of LPS.

FNF is expected to incur substantial expenses in connection with the merger of LPS, including banking, legal, accounting, financial adviser, data collection, and printing fees, among others.  While FNF has assumed that a level of expenses would be incurred, there are many factors beyond our control, including the difficulty in estimating these expenses, that could affect the total amount or the timing of expenses. Also, time and resources committed by our management to matters related to the merger could otherwise have been devoted to pursuing other beneficial opportunities or to existing FNF businesses. The merger is subject to customary conditions some of which include state and federal regulatory approvals, potential shareholder approval, obtaining adequate financing, the absence of litigation, and other conditions under the LPS Merger Agreement.  The merger will not close if one or more of these conditions is not satisfied or waived.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2013.

Item 6. Exhibits
     (a) Exhibits:

3.1	Second Amended and Restated Bylaws of the Registrant, as adopted on July 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2013).

3.2	Third Amended and Restated Certificate of Incorporation of Fidelity National Financial

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2013	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Second Amended and Restated Bylaws of the Registrant, as adopted on July 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2013).

3.2	Third Amended and Restated Certificate of Incorporation of Fidelity National Financial

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.