Form 10-Q
period 2013-09-30
Fidelity National Financial, Inc.
filed 2013-11-07
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES ☐ NO ☑
     As of October 31, 2013, there were 249,720,579 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2013

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2013 and December 31, 2012 includes pledged fixed maturity securities of $281 and $275, respectively, related to secured trust deposits	$3,114	$3,140
Preferred stock available for sale, at fair value	147	217
Equity securities available for sale, at fair value	137	138
Investments in unconsolidated affiliates	360	392
Other long-term investments	155	105
Short-term investments	46	62
Total investments	3,959	4,054
Cash and cash equivalents, at September 30, 2013 and December 31, 2012 includes $368 and $266, respectively, of pledged cash related to secured trust deposits	1,293	1,132
Trade and notes receivables, net of allowance of $21 and $22, at September 30, 2013 and December 31, 2012, respectively	493	479
Goodwill	1,894	1,909
Prepaid expenses and other assets	769	672
Other intangible assets, net	643	651
Title plants	374	374
Property and equipment, net	652	632
Total assets	$10,077	$9,903
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at September 30, 2013 and December 31, 2012 includes accounts payable to related parties of $5	$1,297	$1,308
Notes payable	1,348	1,344
Reserve for title claim losses	1,695	1,748
Secured trust deposits	644	528
Income taxes payable	28	103
Deferred tax liability	125	123
Total liabilities	5,137	5,154
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2013 and December 31, 2012; issued 271,131,734 as of September 30, 2013 and 268,541,117 as of December 31, 2012	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,096	4,018
Retained earnings	1,065	849
Accumulated other comprehensive earnings	11	59
Less: treasury stock, 41,396,266 shares and 39,995,513 shares as of September 30, 2013 and December 31, 2012, respectively, at cost	(692)	(658)
Total Fidelity National Financial, Inc. shareholders’ equity	4,480	4,268
Non-controlling interests	460	481
Total equity	4,940	4,749
Total liabilities and equity	$10,077	$9,903
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$472	$436	$1,377	$1,215
Agency title insurance premiums	630	569	1,779	1,501
Escrow, title related and other fees	437	428	1,361	1,228
Auto parts revenue	266	143	834	143
Restaurant revenue	336	298	1,037	551
Interest and investment income	29	36	99	109
Realized gains and losses, net	4	123	7	193
Total revenues	2,174	2,033	6,494	4,940
Expenses:
Personnel costs	540	470	1,605	1,322
Agent commissions	482	432	1,352	1,144
Other operating expenses	329	331	1,020	932
Cost of auto parts revenue, includes $19 and $55 of depreciation and amortization for the three and nine months ended September 30, 2013, respectively, and $6 for the three and nine months ended September 30, 2012	223	125	704	125
Cost of restaurant revenue	292	258	889	473
Depreciation and amortization	36	28	104	71
Provision for title claim losses	77	69	221	200
Interest expense	27	19	71	50
Total expenses	2,006	1,732	5,966	4,317
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	168	301	528	623
Income tax expense	54	70	172	188
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	114	231	356	435
Equity in (losses) earnings of unconsolidated affiliates	(14)	5	(20)	13
Net earnings from continuing operations	100	236	336	448
Net (loss) earnings from discontinued operations, net of tax	—	(1)	(2)	11
Net earnings	100	235	334	459
Less: Net earnings attributable to non-controlling interests	2	1	8	4
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$98	$234	$326	$455
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.43	$1.06	$1.46	$2.02
Net (loss) earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	—	(0.01)	0.05
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.43	$1.06	$1.45	$2.07
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.43	$1.04	$1.43	$1.97
Net (loss) earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	—	(0.01)	0.05
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.43	$1.04	$1.42	$2.02
Weighted average shares outstanding, basic basis	226	221	225	220
Weighted average shares outstanding, diluted basis	230	226	230	225
Cash dividends paid per share	$0.16	$0.14	$0.48	$0.42

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Basic and diluted net earnings from continuing operations attributable to FNF common shareholders	$98	$237	$328	$449
Basic and diluted net (losses) earnings from discontinued operations attributable to FNF common shareholders	—	(3)	(2)	6
Basic and diluted net earnings attributable to FNF common shareholders	$98	$234	$326	$455
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net earnings	$100	$235	$334	$459
Other comprehensive earnings:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	1	22	(22)	47
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(7)	20	(18)	18
Unrealized gain (loss) on foreign currency translation and cash flow hedging (3)	6	9	(3)	8
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	1	(3)	(4)	(10)
Minimum pension liability adjustment (5)	—	—	(1)	—
Other comprehensive earnings (loss)	1	48	(48)	63
Comprehensive earnings	101	283	286	522
Less: Comprehensive earnings attributable to non-controlling interests	2	1	8	4
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$99	$282	$278	$518
_______________________________________

(1)
Net of income tax expense (benefit) of $1 million and $13 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $(13) million and $27 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

(2)
Net of income tax (benefit) expense of $(4) million and $11 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $(11) million and $10 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

(3)
Net of income tax expense (benefit) of $4 million and $5 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $(2) million and $5 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

(4)
Net of income tax benefit (expense) of $1 million and $(2) million for the three-month periods ended September 30, 2013 and 2012, respectively, and $(2) million and $(6) million for the nine-month periods ended September 30, 2013 and 2012, respectively.

(5)	Net of income tax benefit of less than $1 million for the nine-month period ended September 30, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Non-controlling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Total Equity
Balance, December 31, 2012	269	$—	$4,018	$849	$59	40	$(658)	$481	$4,749
Exercise of stock options	2	—	49	—	—	—	—	—	49
Treasury stock repurchased	—	—	—	—	—	1	(34)	—	(34)
Tax benefit associated with the exercise of stock options	—	—	3	—	—	—	—	—	3
Other comprehensive earnings — unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	(26)	—	—	—	(26)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(18)	—	—	—	(18)
Other comprehensive earnings — unrealized loss on foreign currency translation and cash flow hedging	—	—	—	—	(3)	—	—	—	(3)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	21	—	—	—	—	3	24
Dividends declared	—	—	—	(110)	—	—	—	—	(110)
Consolidation of previous minority-owned subsidiary	—	—	9	—	—	—	—	(23)	(14)
Contributions to non-controlling interests	—	—	(4)	—	—	—	—	7	3
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(15)	(15)
Net earnings	—	—	—	326	—	—	—	8	334
Balance, September 30, 2013	271	—	$4,096	$1,065	$11	41	$(692)	$460	$4,940
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$334	$459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159	77
Equity in losses (earnings) of unconsolidated affiliates	20	(13)
Gain on sales of investments and other assets, net	(7)	(2)
Gain on consolidation of O'Charley's Inc. and American Blue Ribbon Holdings, LLC	—	(73)
Bargain purchase gain on O'Charley's, Inc.	—	(48)
Gain on consolidation of Remy International Inc.	—	(79)
Stock-based compensation	24	17
Tax benefit associated with the exercise of stock options	(3)	(7)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	11	—
Net increase in trade receivables	(14)	(12)
Net increase in prepaid expenses and other assets	(47)	(5)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(27)	(13)
Net decrease in reserve for title claim losses	(81)	(64)
Net change in income taxes	(25)	140
Net cash provided by operating activities	344	377
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	495	402
Proceeds from calls and maturities of investment securities available for sale	230	273
Proceeds from sale of other assets	—	2
Collection of seller note from sale of flood insurance	—	75
Additions to property and equipment	(98)	(43)
Purchases of investment securities available for sale	(681)	(822)
Net proceeds from (purchases of) short-term investment securities	16	(3)
Net purchases of other long-term investments	(81)	—
Contributions to investments in unconsolidated affiliates	(19)	—
Net other investing activities	(1)	—
Acquisition of O'Charley's Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	—	(122)
Acquisition of J. Alexander's Corporation, net of cash acquired	—	(72)
Acquisition of Remy International, Inc., net of cash acquired	—	64
Proceeds from sale of personal lines insurance business	—	120
Other acquisitions/disposals of businesses, net of cash acquired	(19)	(26)
Net cash used in investing activities	(158)	(152)
Cash flows from financing activities:
Borrowings	329	634
Debt service payments	(325)	(495)
Proceeds from sale of 4% ownership interest of Digital Insurance, Inc.	3	—
Make-whole call penalty on early extinguishment of debt	—	(5)
Additional investment in non-controlling interest	(14)	—
Dividends paid	(109)	(93)
Subsidiary dividends paid to non-controlling interest shareholders	(15)	(7)
Exercise of stock options	49	68
Debt issuance costs	(14)	(8)
Tax benefit associated with the exercise of stock options	3	7
Purchases of treasury stock	(34)	(22)
Net cash (used in) provided by financing activities	(127)	79
Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	59	304
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	866	504
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$925	$808
Supplemental cash flow information:
Income taxes paid	$183	$63
Interest paid	$72	$46
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
Description of Business
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We hold a 55% ownership interest in American Blue Ribbon Holdings ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. We also have an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
Recent Developments
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $510 million. The net proceeds from this offering will be used to pay a portion of the cash consideration for the previously announced merger with Lender Processing Services, Inc. ("LPS"). If we do not consummate the merger, the net proceeds will be used for general corporate purposes, which may include the repurchase of shares of our common stock.
On May 28, 2013, we announced the signing of a definitive agreement under which we will acquire all of the outstanding common stock of LPS for an estimated $33.25 per common share, for a total equity value of approximately $2.9 billion. Under the terms of the definitive agreement, we will pay the consideration for the LPS shares of common stock in a combination of cash and shares of our common stock, subject to adjustments as described in the agreement. At closing, we will combine our ServiceLink business with LPS and after closing sell a 35% minority equity interest to funds affiliated with Thomas H. Lee Partners, L.P. The transaction is subject to approval by LPS shareholders, approvals from applicable federal and state regulators and satisfaction of other customary closing conditions. On July 12, 2013, we received a second request from the United States Federal Trade Commission (the "FTC") regarding their regulatory review of the transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after LPS and FNF have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. LPS and FNF are responding to the second request and are committed to working cooperatively with the FTC staff as it conducts its review of the proposed transaction. Although LPS and FNF believe that the transactions contemplated by the merger agreement do not raise regulatory concerns material to the transaction and that all requisite regulatory approvals can be obtained on a timely basis, LPS and FNF cannot be certain when or if these approvals will be obtained. Closing of the transaction currently is expected to occur late in December of 2013 or January of 2014.
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012 we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $70 million in cash, net of cash acquired of $7 million.
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
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH prior to the merger was $37 million and was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $14 million was included in Equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. A realized gain of $66 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings, was recognized in the nine months ending September 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. In regards to O'Charley's, we recognized a realized gain of $7 million in the nine months ending September 30, 2012, respectively. The gain results from the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation. As a result of the final valuation, we recognized and measured the identifiable assets acquired and liabilities assumed from the O'Charley's purchase at fair value. Upon completion of the fair value process, the net assets of O'Charley's received by FNF exceeded the purchase price resulting in a bargain purchase gain of $48 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings for 2012. The bargain purchase gain was due to the release of a valuation allowance on O'Charley's net deferred tax assets. O'Charley's previously had recorded a valuation allowance on the deferred tax assets, due to its history of net losses and the low probability of being able to utilize these assets. We also recorded an $11 million increase to our Additional paid-in capital during 2012, related to the fair value of the non-controlling interest portion of our ownership in O'Charley's.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations was $9 million for the three months ending September 30, 2012, and $8 million and $28 million for the nine months ending September 30, 2013 and 2012, respectively. Pre-tax (loss) earnings included in discontinued operations are $(1) million for the three and nine months ending September 30, 2013 and 2012, and $(3) million and $7 million for the nine months ending September 30, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $57 million for the nine months ending September 30, 2012. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $10 million for the nine months ending September 30, 2012.
Transactions with Related Parties
Agreements with Fidelity National Information Services, Inc. ("FIS")
A summary of the agreements that were in effect with FIS through September 30, 2013 is as follows:

•
Information Technology (“IT”) and data processing services from FIS. This agreement governs IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination provisions, the agreement expires on or about June 30, 2014, with an option to renew for one additional year. Certain subsidiaries of FIS have also provided technology consulting services to FNF during 2013.

•	Administrative aviation corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(In millions)
Corporate services and cost-sharing revenue	$1	$1	$4	$4
Data processing expense	(9)	(8)	(25)	(25)
Net expense	$(8)	$(7)	$(21)	$(21)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The IT infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $5 million as of September 30, 2013 and December 31, 2012.
Included in equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $74 million and $56 million as of September 30, 2013 and December 31, 2012, respectively.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $42 million and $53 million as of September 30, 2013 and December 31, 2012, respectively. During the three and nine months ended September 30, 2013, we sold FIS bonds with a fair value of approximately $5 million.
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
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. Antidilutive options totaled one million shares for the three and nine-month periods ended September 30, 2013 and three million shares for the three and nine-month periods ended September 30, 2012.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$132	$—	$132
State and political subdivisions	—	1,157	—	1,157
Corporate debt securities	—	1,656	—	1,656
Mortgage-backed/asset-backed securities	—	116	—	116
Foreign government bonds	—	53	—	53
Preferred stock available for sale	70	77	—	147
Equity securities available for sale	137	—	—	137
Other long-term investments	—	—	39	39
Interest rate swap contracts	—	1	—	1
Foreign currency contracts	—	3	—	3
Total assets	$207	$3,195	$39	$3,441

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Commodity contracts	—	3	—	3
Total liabilities	$—	$4	$—	$4

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$140	$—	$140
State and political subdivisions	—	1,300	—	1,300
Corporate debt securities	—	1,499	—	1,499
Mortgage-backed/asset-backed securities	—	154	—	154
Foreign government bonds	—	47	—	47
Preferred stock available for sale	109	108	—	217
Equity securities available for sale	138	—	—	138
Other long-term investments	—	—	41	41
Commodity contracts	—	1	—	1
Foreign currency contracts	—	6	—	6
Total assets	$247	$3,255	41	$3,543

Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
Foreign currency contracts	—	1	—	$1
Commodity contracts	—	3	—	3
Total liabilities	$—	$6	$—	$6

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
Our Level 3 investments consist of structured notes that were purchased in 2009. The structured notes had a par value of $38 million and fair value of $39 million at September 30, 2013, and a par value of $38 million and fair value of $41 million at December 31, 2012. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of September 30, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the period ended September 30, 2013 (in millions):

Balance, December 31, 2012	$41
Net realized loss	(2)
Balance, September 30, 2013	$39
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.
Note C — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$132	$126	$6	$—	$132
State and political subdivisions	1,157	1,123	37	(3)	1,157
Corporate debt securities	1,656	1,613	50	(7)	1,656
Foreign government bonds	53	52	2	(1)	53
Mortgage-backed/asset-backed securities	116	111	5	—	116
Preferred stock available for sale	147	153	2	(8)	147
Equity securities available for sale	137	76	62	(1)	137
Total	$3,398	$3,254	$164	$(20)	$3,398

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2012
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$140	$130	$10	$—	$140
State and political subdivisions	1,300	1,240	60	—	1,300
Corporate debt securities	1,499	1,439	72	(12)	1,499
Foreign government bonds	47	45	2	—	47
Mortgage-backed/asset-backed securities	154	145	9	—	154
Preferred stock available for sale	217	207	10	—	217
Equity securities available for sale	138	103	40	(5)	138
Total	$3,495	$3,309	$203	$(17)	$3,495
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2013:

	September 30, 2013
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$445	15%	$451	14%
After one year through five years	1,856	61	1,918	62
After five years through ten years	605	20	622	20
After ten years	7	—	7	—
Mortgage-backed/asset-backed securities	111	4	116	4
Total	$3,024	100%	$3,114	100%
Subject to call	$1,601	53%	$1,638	53%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,214 million and $1,244 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of September 30, 2013.
Equity securities available for sale includes an investment in FIS stock. The fair value of our investment in the FIS stock was $74 million and $56 million at September 30, 2013 and December 31, 2012, respectively.
Included in our other long-term investments are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes are carried at fair value (see Note B) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $39 million and $41 million as of September 30, 2013 and December 31, 2012, respectively. We recorded no loss relating to the structured notes during the three months ended September 30, 2013 and we recorded a $2 million loss related to the structured notes in the nine-month period ended September 30, 2013, and recorded a net loss of $4 million and $2 million in the three and nine-month period ended September 30, 2012.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

    Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, were as follows (in millions):

September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$143	$(3)	$—	$—	$143	$(3)
Corporate debt securities	402	(5)	15	(2)	417	(7)
Foreign government bonds	26	(1)	—	—	26	(1)
Preferred stock available for sale	103	(8)	—	—	103	(8)
Equity securities available for sale	5	(1)	—	—	5	(1)
Total temporarily impaired securities	$679	$(18)	$15	$(2)	$694	$(20)

December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$96	$(5)	$34	$(7)	$130	$(12)
Equity securities available for sale	31	(3)	3	(2)	34	(5)
Total temporarily impaired securities	$127	$(8)	$37	$(9)	$164	$(17)
During the three-month period ended September 30, 2013, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During the nine-month period ended September 30, 2013 we recorded impairment charges on fixed maturity securities relating to investments that were determined to be other-than-temporarily impaired, which resulted in a charge of $1 million. During the three and nine-month periods ended September 30, 2012, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. Impairment charges recorded during 2013 related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely. As of September 30, 2013, we held no fixed maturity securities for which other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ending September 30, 2013 and 2012, respectively:

	Three months ended September 30, 2013				Nine months ended September 30, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$(1)	$—	$111	$8	$(4)	$4	$577
Preferred stock available for sale	1	—	1	11	7	(2)	5	121
Equity securities available for sale	2	(1)	1	20	4	(1)	3	27
Other long-term investments			—	—			(2)	—
Other assets			2	—			—	—
Debt extinguishment costs			—	—			(3)	—
Total			$4	$142			$7	$725

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30, 2012				Nine months ended September 30, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$4	$—	$4	$257	$9		$—	$9	$667
Preferred stock available for sale	—	—	—	2	—	—	—	—	7
Equity securities available for sale	1	—	1	1	1	—	—	1	1
Other long-term investments			4	—				2	—
Gain on consolidation of O'Charley's and ABRH			—	—				73	—
Bargain purchase gain on O'Charley's			48	—				48	—
Gain on consolidation of Remy			79	—				79	—
Loss on early extinguishment of 5.25% bonds			(6)	—				(6)	—
Other assets			(7)	—				(13)	2
Total			$123	$260				$193	$677
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2013 and December 31, 2012, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	September 30, 2013	December 31, 2012
Ceridian	32%	$297	$351
Other	Various	63	41
Total		$360	$392

During the first quarter of 2013, we purchased $24 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets, and have a fair value of $27 million as of September 30, 2013. Subsequent to September 30, 2013, we purchased an additional $9 million in Ceridian bonds, which will be included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets.
We account for our equity in Ceridian on a three-month lag. Accordingly, our net earnings for the three and nine-month periods ended September 30, 2013, includes our equity in Ceridian’s earnings for the three and nine-month periods ended June 30, 2013, and our net earnings for the three and nine-month periods ended September 30, 2012, includes our equity in Ceridian’s earnings for the three and nine-month periods ended June 30, 2012. During the three and nine-month periods ended September 30, 2013 and 2012, we recorded $15 million and $24 million, and $2 million and $10 million in equity in losses of Ceridian, respectively. Equity in earnings of other unconsolidated affiliates was $1 million and $4 million and $7 million and $23 million for the three and nine-month periods ended September 30, 2013 and 2012, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	June 30, 2013	September 30, 2012
	(In millions)
Total current assets before customer funds	$1,161	$1,209
Customer funds	4,230	3,925
Goodwill and other intangible assets, net	4,490	4,630
Other assets	134	157
Total assets	$10,015	$9,921
Current liabilities before customer obligations	$922	$995
Customer obligations	4,212	3,874
Long-term obligations, less current portion	3,448	3,445
Other long-term liabilities	484	489
Total liabilities	9,066	8,803
Equity	949	1,118
Total liabilities and equity	$10,015	$9,921

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
	(In millions)
Total revenues	$359	$356	$1,134	$1,123
Loss before income taxes	(40)	(12)	(72)	(44)
Net loss	(48)	(9)	(86)	(38)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D —Remy Derivative Financial Instruments and Concentration of Risk
The following describes risks based and derivative instruments held by Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within fifteen months to hedge against currency rate fluctuations, some of which are designated as hedges. As of September 30, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	September 30, 2013	December 31, 2012
South Korean Won Forward	$46	$56
Mexican Peso Contracts	$55	$67
Brazilian Real Forward	$12	$18
Hungarian Forint Forward	€11	€14
British Pound Forward	£3	£1
There were net accumulated unrealized gains of $1 million relating to these instruments as of September 30, 2013. Accumulated unrealized net gains of $3 million were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2012, related to these instruments. As of September 30, 2013, gains related to these instruments of $1 million are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three and nine-month periods ended September 30, 2013 was immaterial.
Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.75% was swapped to a fixed rate of 3.35%. Due to the significant value of the terminated swaps which were transferred into this swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Earnings.
On March 27, 2013, Remy terminated its undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72 million of the outstanding principal loan balance under which Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.05% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Earnings.
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized net gains of $1 million were recorded in Accumulated other comprehensive income (loss) as of September 30, 2013, and there were none as of December 31, 2012. As of September 30, 2013, no gains are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the three and nine-month periods ended September 30, 2013 was immaterial.
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
Remy had twenty-nine commodity price hedge contracts outstanding at September 30, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 5,423 and 6,566 metric tons of copper, respectively. These contracts mature within the next fifteen months and are designated as cash flow hedging instruments. Accumulated unrealized net losses of $3 million and $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings as of September 30, 2013, and December 31, 2012, respectively, related to these contracts. As of September 30, 2013, net losses related to these contracts of $3 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and nine-month periods ended September 30, 2013 was immaterial.
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

	September 30, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$3	$1	$2
Foreign currency contracts	3	—	6	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$4	$3	$7	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$1	$—	$2
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (AOCE) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Condensed Consolidated Statement of Earnings.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the three months ended September 30, 2013 (in millions):

	Amount of gain recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into income (effective portion)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$(2)	$—	$—
Foreign currency contracts	3	1	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$6	$(1)	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—
The following table discloses the effect of Remy's derivative instruments for the nine months ended September 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into income (effective portion)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(5)	$(3)	$—	$—
Foreign currency contracts	2	5	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(2)	$2	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1
The following table discloses the effect of Remy's derivative instruments for the three and nine months ended September 30, 2012 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into income (effective portion)	Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain recognized in income
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$1	$(1)	$—	$—
Foreign currency contracts	4	—	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$5	$(1)	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	284	282
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at September 30, 2013, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.63% at September 30, 2013)	—	—
Remy Term B Loan, interest payable quarterly at LIBOR (floor of 1.75%) + 4.50%, due December 2016	—	259
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at September 30, 2013), due March 2020	267	—
Remy Revolving Credit Facility, unused portion of $70 at September 30, 2013, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at September 30, 2013)	—	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.75% (3.93% at September 30, 2013), due May 2017	67	72
Restaurant Group Revolving Credit Facility, unused portion of $51 at September 30, 2013, due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.75% (6.00% at September 30, 2013)	10	—
Other	22	33
	$1,348	$1,344
At September 30, 2013, the estimated fair value of our long-term debt was approximately $1,525 million or $177 million higher than its carrying value. The fair value of our long-term debt at December 31, 2012 was approximately $1,504 million or $160 million higher than its estimated carrying value. The fair value of our unsecured notes payable was $1,156 million as of September 30, 2013. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2013 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $269 million, based on established market prices for the securities on September 30, 2013 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan was $67 million, based on established market prices for the securities on September 30, 2013 and is considered a Level 2 financial liability.
On October 24, 2013, we entered into a bridge loan commitment letter (the “Bridge Loan Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. The Bridge Loan Commitment Letter provides for up to an $800 million short-term loan facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility will be used to fund, in part, the cash consideration for the acquisition of LPS and pay certain costs, fees and expenses in connection with the LPS merger. Pursuant to the Bridge Loan Commitment Letter, we will execute a promissory note in favor of the Bridge Facility lenders on the closing date of the Merger that will evidence the terms of the Bridge Facility. The Bridge Facility will mature on the second business day following the funding thereof and will require no scheduled amortization payments. Borrowings under the Bridge Facility will bear interest at a rate equal to the highest of (i) the Bank of America prime rate, (ii) the federal fund effective rate from time to time plus 0.5% and (iii) the one month adjusted London interbank offered rate ("LIBOR") plus 1.0%. Other than as set forth in this paragraph, the terms of the Bridge Facility will be substantially the same as the terms of the Amended Term Loan Agreement discussed below.
Also on October 24, 2013, we entered into amendments to amend (i) our existing $800 million third amended and restated credit agreement (the “Existing Revolving Credit Agreement”), dated as of June 25, 2013, with Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “Amended Revolving Credit Agreement”) and (ii) our existing delayed-draw term loan credit agreement, dated as of July 11, 2013, with Bank of America, as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “Amended Term Loan Agreement”). Among other changes, the Amended Revolving Credit Agreement and Amended Term Loan Agreement amend

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the Existing Revolving Credit Agreement and Existing Term Loan Agreement, respectively, to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger.
On July 11, 2013, we entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Restated Credit Agreement”). Among other changes, the Restated Credit Agreement amends the Existing Credit Agreement to permit us to make a borrowing under the Restated Credit Agreement to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Restated Credit Agreement. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Restated Credit Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Restated Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Restated Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Restated Credit Agreement the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At September 30, 2013, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $70 million on September 30, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of September 30, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Gross principal maturities of notes payable at September 30, 2013 are as follows (in millions):
2013	$11
2014	13
2015	13
2016	13
2017	351
Thereafter	965
$1,366

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
Two class action complaints titled Chultem v. Ticor Title Insurance Co., Chicago Title and Trust, Co., and Fidelity National Financial, Inc. and Colella v. Chicago Title Insurance Co. and Chicago Title and Trust Co. are pending in the Illinois state court against Chicago Title Insurance Company (“Chicago”), Ticor Title Insurance Company (“Ticor”), Chicago Title and Trust Company, and Fidelity National Financial, Inc., their parent, (collectively “the Companies”). The Plaintiffs represent certified classes of all borrowers and sellers of residential real estate in Illinois who paid a premium for title insurance to Chicago and Ticor which was split with attorney agents for services which were performed in issuing the policies. The complaint alleges the Companies violated the Real Estate Settlement Procedures Act (RESPA) and by doing so violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act.  The suit seeks compensatory damages in the amount of the premium split paid to the attorney agents, interest, punitive damages, a permanent injunction, attorney's fees and costs. Class certification was denied on May 26, 2009, but the plaintiffs appealed.  The Court of Appeal reversed and the case was remanded to the trial court for certification and subsequent proceedings. Although such premium splits with attorney agents are expressly permitted by RESPA, Plaintiffs alleged in the trial court that HUD took the position in a statement issued in 1996 in Florida that providing “pro forma commitments” to attorney agents that could be signed to create a policy without further examination would permit an agent to issue a policy without performing actual services, thus the agent would be paid only for referral of the business violating RESPA. Plaintiffs argued RESPA must be interpreted in accordance with the Florida statement, that Chicago and Ticor provided their attorney agents with “pro forma commitments”, and Chicago Title and Trust Company and Fidelity National Financial, Inc. are vicariously liable. Contrary to Federal precedent, on March 1, 2013 the trial court agreed with Plaintiffs and ruled RESPA must be interpreted in accordance with HUD's Florida statement, but that a trial is necessary to determine if Chicago and Ticor provided “pro forma commitments”. A trial was held September 3, 2013 through September 13, 2013 to try “liability issues". There was a post-trial briefing for class decertification on October 17, 2013, followed by a hearing on October 22, 2013. At the October 22, 2013 hearing the court denied our motion for decertification. There is post-trial briefing on the merits issues in early November 2013 with a hearing set for November 18, 2013. We intend to vigorously defend this action. As the case continues to evolve it is not possible to reasonably estimate the probability that we will be ultimately held liable, or reasonably estimate the ultimate loss, if any, or range of loss that could result from the case.
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
Note G — Dividends
On October 23, 2013, our Board of Directors declared cash dividends of $0.18 per share, payable on December 30, 2013, to shareholders of record as of December 16, 2013.

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
As of and for the three months ended September 30, 2013:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$1,102	$—	$—	$—	$1,102
Other revenues	405	—	—	32	437
Auto parts revenues	—	266	—	—	266
Restaurant revenues	—	—	336	—	336
Revenues from external customers	1,507	266	336	32	2,141
Interest and investment income, including net realized gains and losses	32	—	2	(1)	33
Total revenues	1,539	266	338	31	2,174
Depreciation and amortization	16	1	13	6	36
Interest expense	—	6	2	19	27
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	221	4	—	(57)	168
Income tax expense (benefit)	79	1	—	(26)	54
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	142	3	—	(31)	114
Equity in earnings (loss) of unconsolidated affiliates	1	—	—	(15)	(14)
Earnings (loss) from continuing operations	$143	$3	$—	$(46)	$100
Assets	$7,015	$1,241	$597	$1,224	$10,077
Goodwill	1,449	248	118	79	1,894

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$1,005	$—	$—	$—	$1,005
Other revenues	413	—	—	15	428
Auto parts revenues	—	143	—	—	143
Restaurant revenues	—	—	298	—	298
Revenues from external customers	1,418	143	298	15	1,874
Interest and investment income, including realized gains and losses	34	79	50	(4)	159
Total revenues	1,452	222	348	11	2,033
Depreciation and amortization	17	—	11	—	28
Interest expense	—	4	1	14	19
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	209	80	43	(31)	301
Income tax expense (benefit)	75	7	(3)	(9)	70
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	134	73	46	(22)	231
Equity in earnings (loss) of unconsolidated affiliates	1	6	—	(2)	5
Earnings (loss) from continuing operations	$135	$79	$46	$(24)	$236
Assets	$6,958	$1,226	$616	$936	$9,736
Goodwill	1,449	287	133	18	1,887

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2013:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$3,156	$—	$—	$—	$3,156
Other revenues	1,266	—	—	95	1,361
Auto parts revenues	—	834	—	—	834
Restaurant revenues	—	—	1,037	—	1,037
Revenues from external customers	4,422	834	1,037	95	6,388
Interest and investment income, including realized gains and losses	107	(3)	—	2	106
Total revenues	4,529	831	1,037	97	6,494
Depreciation and amortization	49	3	40	12	104
Interest expense	—	16	6	49	71
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	662	7	5	(146)	528
Income tax expense (benefit)	238	2	(1)	(67)	172
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	424	5	6	(79)	356
Equity in earnings (loss) of unconsolidated affiliates	4	—	—	(24)	(20)
Earnings (loss) from continuing operations	$428	$5	$6	$(103)	$336
Assets	$7,015	$1,241	$597	$1,224	$10,077
Goodwill	1,449	248	118	79	1,894

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2012:

	Fidelity
	National		Restaurant	Corporate
	Title Group	Remy	Group	and Other	Total
	(In millions)
Title premiums	$2,716	$—	$—	$—	$2,716
Other revenues	1,184	—	—	44	1,228
Auto parts revenues	—	143	—	—	143
Restaurant revenues	—	—	551	—	551
Revenues from external customers	3,900	143	551	44	4,638
Interest and investment income, including realized gains and losses	109	79	121	(7)	302
Total revenues	4,009	222	672	37	4,940
Depreciation and amortization	49	—	20	2	71
Interest expense	—	4	2	44	50
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	526	80	106	(89)	623
Income tax expense (benefit)	191	7	20	(30)	188
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	335	73	86	(59)	435
Equity in earnings (loss) of unconsolidated affiliates	3	18	2	(10)	13
Earnings (loss) from continuing operations	$338	$91	$88	$(69)	$448
Assets	$6,958	$1,226	$616	$936	$9,736
Goodwill	1,449	287	133	18	1,887

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
Overview
We are a leading provider of title insurance, mortgage services and other diversified services. FNF is the nation's largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also hold a 55% ownership interest in American Blue Ribbon Holdings ("ABRH"), the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square restaurant concepts. ABRH also franchises O'Charley's, Max and Erma's and Village Inn concepts. We also have an 87% ownership interest in J. Alexander's Holdings, LLC ("J. Alexander's"), an upscale dining restaurant owner and operator of the J. Alexander's and Stoney River Legendary Steaks ("Stoney River") concepts. In addition, we hold a 51% ownership interest in Remy International, Inc. ("Remy"), a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. FNF also owns a minority interest in Ceridian Corporation ("Ceridian"), a leading provider of global human capital management and payment solutions.
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

Recent Developments
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We have also granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $510 million. The net proceeds from this offering will be used to pay a portion of the cash consideration for the previously announced merger with Lender

Processing Services, Inc. ("LPS"). If we do not consummate the merger, the net proceeds will be used for general corporate purposes, which may include the repurchase of shares of our common stock.
On May 28, 2013, we announced the signing of a definitive agreement under which we will acquire all of the outstanding common stock of LPS for an estimated $33.25 per common share, for a total equity value of approximately $2.9 billion. Under the terms of the definitive agreement, we will pay the consideration for the LPS shares of common stock in a combination of cash and shares of our common stock, subject to adjustments as described in the agreement. At closing, we will combine our ServiceLink business with LPS and after closing sell a 35% minority equity interest to funds affiliated with Thomas H. Lee Partners, L.P. The transaction is subject to approval by LPS shareholders, approvals from applicable federal and state regulators and satisfaction of other customary closing conditions. On July 12, 2013, we received a second request from the United States Federal Trade Commission (the "FTC") regarding their regulatory review of the transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until 30 days after LPS and FNF have substantially complied with the second request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. LPS and FNF are responding to the second request and are committed to working cooperatively with the FTC staff as it conducts its review of the proposed transaction. Although LPS and FNF believe that the transactions contemplated by the merger agreement do not raise regulatory concerns material to the transaction and that all requisite regulatory approvals can be obtained on a timely basis, LPS and FNF cannot be certain when or if these approvals will be obtained. Closing of the transaction currently is expected to occur late in December of 2013 or January of 2014.
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012 we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $70 million in cash, net of cash acquired of $7 million.
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

On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH resulting in an increase in our ownership position in ABRH from 45% to 55%. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH, prior to the merger was $37 million and was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $14 million was included in Equity securities available for sale on the Condensed Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012. A realized gain of $66 million, which is included in Realized gains and losses on the Condensed Consolidated Statement of Earnings, was recognized in nine months ending September 30, 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. In regards to O'Charley's, we recognized a realized gain of $7 million in the nine months ending September 30, 2012, respectively. The gain results from the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation. As a result of the final valuation, we recognized and measured the identifiable assets acquired and liabilities assumed from the O'Charley's purchase at fair value. Upon completion of the fair value process, the net assets of O'Charley's received by FNF exceeded the purchase price resulting in a bargain purchase gain of $48 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings for 2012. The bargain purchase gain was due to the release of a valuation allowance on O'Charley's net deferred tax assets. O'Charley's previously had recorded a valuation allowance on the deferred tax assets, due to its history of net losses and the low probability of being able to utilize these assets. We also recorded an $11 million increase to our Additional paid-in capital during 2012, related to the fair value of the non-controlling interest portion of our ownership in O'Charley's.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations was $9 million for the three months ending September 30, 2012, and $8 million and

$28 million for the nine months ending September 30, 2013 and 2012, respectively. Pre-tax (loss) earnings included in discontinued operations are $(1) million for the three and nine months ending September 30, 2013 and 2012, and $(3) million and $7 million for the nine months ending September 30, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $57 million for the nine months ending September 30, 2012. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $10 million for the nine months ending September 30, 2012.
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
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates were at historically low levels throughout 2012. During the first nine months of 2013, however, we have seen interest rates rise; and in September, interest rates reached their highest levels since 2011.
As of October 29, 2013, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2012 - 2015 in their "Mortgage Finance Forecast". (In trillions)

	2015	2014	2013	2012
Purchase transactions	$0.8	$0.7	$0.7	$0.6
Refinance transactions	0.4	0.5	1.0	1.4
Total U.S. mortgage originations	$1.2	$1.2	$1.7	$2.0
As shown above, the originations in 2012 - 2013 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014, the MBA predicts a 29% decrease in the total market, primarily due to a 50% decrease in refinance transactions in 2014.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. We believe that the modified HARP program had a positive impact on the volume of our refinance orders during 2012. On April 11, 2013, the FHFA announced that the modified HARP program had been extended through December 2015. We believe the modified HARP program has had a positive effect on our results during 2013, but are uncertain to what degree the program may impact our results in the future.
On February 1, 2012, the Obama Administration announced new initiatives designed to increase refinancing of mortgages, reduce foreclosures and improve the housing market. Under these initiatives, among other things: (i) certain borrowers with loans insured by Fannie Mae or Freddie Mac ("GSEs" and such loans, "GSE loans") and certain borrowers with non-GSE loans, through a new FHA program, would be able to refinance their mortgages and take advantage of the currently low interest rates; (ii) the FHA will begin transitioning foreclosed properties in the nation's hardest-hit cities into rental housing units; (iii) GSEs and major banks have begun offering one year of forbearance (up from three months) to certain unemployed borrowers; and (iv) the Home

Affordable Modification Program ("HAMP") was extended through 2013, including easing the eligibility requirements and increasing the financial incentives for banks to participate. In May 2013, HAMP was extended to 2015. As indicated, the Obama Administration has already begun implementing these initiatives, except for the refinancing initiatives. Although GSE loans today are eligible for HARP refinancing, the GSEs have not initiated the new refinancing program. which would streamline financing for GSE loans. The Obama Administration is looking to Congress to pass legislation to implement a refinancing program for non-GSE loans. We are uncertain to what degree these initiatives may affect our results in the future.
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
In addition to state-level regulation, segments of our title insurance business are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  A final version of these rules is expected to be published in late 2013.  We cannot be certain what impact, if any, the final rules, or the CFPB generally, will have on our title insurance business.
Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. In 2012 and through the first nine months of 2013, we have experienced an increase in fee per file of commercial transactions from the previous years, which indicates an improvement in commercial markets.

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
In its aftermarket operations, Remy's results are affected by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced, and is expected to further reduce, the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. Pressure from customers to reduce prices is characteristic of the automotive supply industry. Remy has and is currently in the process of negotiating several customer agreements which are anticipated to be finalized during the fourth quarter of 2013. Due to the competitive nature of the business, the revised terms with customers are expected to impact Remy's ongoing profitability. Remy has taken and expects to continue to take steps to improve operating efficiencies and minimize or resist price reductions.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which have accounted for almost 46 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until January 1, 2015. We are continuing to assess the impact of the Affordable Care Act on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations in the future. The Affordable Care Act is likely to similarly affect the restaurant industry in general.  Additionally, our Restaurant Group and suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
Our results of operations in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$472	$436	$1,377	$1,215
Agency title insurance premiums	630	569	1,779	1,501
Escrow, title-related and other fees	437	428	1,361	1,228
Auto parts revenue	266	143	834	143
Restaurant revenue	336	298	1,037	551
Interest and investment income	29	36	99	109
Realized gains and losses, net	4	123	7	193
Total revenues	2,174	2,033	6,494	4,940
Expenses:
Personnel costs	540	470	1,605	1,322
Agent commissions	482	432	1,352	1,144
Other operating expenses	329	331	1,020	932
Cost of auto parts revenue, includes $19 and $55 of depreciation and amortization in the three and nine months ended September 30, 2013, respectively, and $6 in the three and nine months ended September 30, 2012	223	125	704	125
Cost of restaurant revenue	292	258	889	473
Depreciation and amortization	36	28	104	71
Provision for title claim losses	77	69	221	200
Interest expense	27	19	71	50
Total expenses	2,006	1,732	5,966	4,317
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	168	301	528	623
Income tax expense	54	70	172	188
Equity in (losses) earnings of unconsolidated affiliates	(14)	5	(20)	13
Net earnings from continuing operations	$100	$236	$336	$448
Orders opened by direct title operations	474,000	707,000	1,789,000	2,025,000
Orders closed by direct title operations	410,000	480,000	1,401,000	1,349,000
 Revenues.
Total revenues increased $141 million in the three months ended September 30, 2013, compared to the 2012 period. The increase consisted of increases of $87 million in the Fidelity National Title Group segment, a $44 million increase in the Remy segment, and a $20 million increase in the Corporate and Other segment, offset by a decrease of $10 million from the Restaurant Group segment. Total revenues increased $1,554 million in the nine months ended September 30, 2013, compared to the 2012 period. The increase consisted of increases of $520 million in the Fidelity National Title Group segment, $365 million in the Restaurant Group segment, $609 million in the Remy segment and $60 million in the Corporate and Other segment.
Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexander's. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $7 million in the three months ended September 30, 2013 compared to the 2012 period, and decreased $10 million in the nine months ended September 30, 2013 compared to the 2012 period. The decreases in both periods are a direct result of decreases in bond yields and holdings.
Net realized gains totaled $4 million and $123 million in the three-month periods ended September 30, 2013 and 2012, and $7 million and $193 million in the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease was primarily the result of recognizing a $79 million gain on on the consolidation of Remy and a $48 million bargain purchase gain recognized on the purchase of O'Charley's in the three-month period ended September 30, 2012, as well as a $73 million gain on the consolidation of O'Charley's and ABRH, and a $2 million gain on the sale of a small title agency in Illinois in the nine-months ended September 30, 2012. This was offset by a $6 million impairment on land held at our majority-owned affiliate Cascade Timberlands, a $6 million loss on the early extinguishment of debt, and a $7 million impairment of title plants in the 2012 three and nine-month periods.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $70 million, or 15%, in the three months ended September 30, 2013, from the 2012 period, with increases of $31 million in the Fidelity National Title Group segment, $11 million in the Remy segment, and $29 million in the Corporate and Other segment, offset by a decrease of $1 million in the Restaurant Group segment. Personnel costs increased $283 million, or 21%, in the nine months ended September 30, 2013, from the 2012 period, with increases of $137 million in the Fidelity National Title Group segment, $22 million in the Restaurant Group segment, $57 million from the Remy segment, and $67 million from the Corporate and Other segment. The increases in the Remy and Restaurant Group segments in the nine-month period is due to 2012 only including Remy and Restaurant group results for a portion of the nine months. Personnel costs as a percentage of total revenue were 25% and 23% in the three-month periods ended September 30, 2013 and 2012, respectively, and 25% and 27% in the nine-month periods ended September 30, 2013 and 2012, respectively. Average employee count, excluding Remy and the Restaurant group, was 20,691 and 19,297 in the three-month periods ended September 30, 2013 and 2012, respectively and 20,044 and 18,514 in the nine-month periods ended September 30, 2013 and 2012, respectively. There were 31,353 employees added with the consolidation of the Restaurant group during the second quarter of 2012. Average employee count of the Restaurant group was 33,126 and 33,389 in the three and nine-months ended September 30, 2013. There were 6,705 employees added with the consolidation of Remy during the third quarter of 2012. Personnel costs that are directly attributable to the operations of Remy and the Restaurant Group are included in Cost of auto parts revenue and Cost of restaurant revenue, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses decreased $2 million in the three months ended September 30, 2013, from the 2012 period, reflecting a decrease of $13 million  in the Fidelity National Title Group segment and a decrease in the Restaurant Group segment of $3 million, offset by an increase of $8 million in the Remy segment and $6 million in the Corporate and Other segment. Other operating expenses increased $88 million in the nine months ended September 30, 2013, from the 2012 period, reflecting increases of $18 million in the Fidelity National Title Group segment, $4 million in the Restaurant Group segment, $31 million in the Remy segment and $35 million in the Corporate and Other segment. In the Fidelity National Title Group segment, the decrease in the three-month period was due mainly to decreases in cost of sales, title plant maintenance, and premium taxes. The increase in the nine-month period was primarily due to increases in variable costs of sales associated with the increase in title orders experienced during the first part of the year. In the Remy segment the increase in the three and nine-month periods ended September 30, 2013, is due primarily to the fact that these are the first full three and nine-month periods for which operating results for Remy have been consolidated. In the Corporate and Other segment, the increase in the three-month period was due to $2 million in increased expenses related to Digital Insurance which was acquired in December 2012, and $8 million in transaction costs related to the LPS acquisition.The increase in the nine-month period was due mainly to a $20 million accrual related to an employment litigation matter, $2 million in increased expenses related to Digital Insurance which was acquired in December 2012, and $11 million in transaction costs related to the LPS acquisition.

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
Depreciation and amortization increased $8 million in the three months ended September 30, 2013, from the 2012 period and increased $33 million in the nine months ended September 30, 2013, from the 2012 period. The increase in the nine-month period is due to $20 million of additional depreciation and amortization from the Restaurant Group which was acquired during the second quarter of 2012 and $3 million from the Remy segment, as well as an increase of $10 million in the Corporate and Other segment mainly as a result of the acquisition of Digital Insurance in the fourth quarter of 2012.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses. The provision for title claim losses is discussed in further detail below at the segment level.
Interest expense increased $8 million in the three months ended September 30, 2013, from the 2012 period and increased $21 million in the nine months ended September 30, 2013, from the 2012 period. The increase includes additional interest expense incurred on the FNF 5.50% notes issued in August 2012, as well as finance costs related to the LPS acquisition. In the Restaurant Group, interest expense increased $1 million and $4 million in the three and nine-month periods ended September 30, 2013, respectively, from the 2012 periods due to interest incurred on the Group's revolving line of credit and term loan, which were entered into during the second quarter of 2012. Remy interest expense increased $2 million and $12 million during the three and nine-month periods ended September 30, 2013, respectively, mainly due to the 2012 period including only a partial quarter of interest expense.
Income tax expense was $54 million and $70 million in the three-month periods ended September 30, 2013 and 2012, respectively and $172 million and $188 million in the nine-month periods ended September 30, 2013 and 2012. Income tax expense as a percentage of earnings before income taxes was 32% and 23% for the three-month periods ended September 30, 2013 and 2012, respectively and 33% and 30% for the nine-month periods ended September 30, 2013 and 2012. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in the effective tax rate in the three and nine months ending September 30, 2013, from the corresponding 2012 period is due to a one-time tax benefit related to the bargain purchase gain on the O'Charley's acquisition and the consolidation of Remy, which was recognized in the 2012 period.
Equity in (losses) earnings of unconsolidated affiliates was $(14) million and $5 million for the three-month periods ended September 30, 2013 and 2012, respectively and $(20) million and $13 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The equity (losses) in earnings in 2013 and 2012 consisted of net (losses) earnings related to our investment in Ceridian, Remy (prior to its consolidation in August 2012), and other investments in unconsolidated affiliates. The 2013 time periods include our 32% share of a $10 million, net of tax, one time charge to write off a deferred tax asset at Ceridian.

Fidelity National Title Group
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Direct title insurance premiums	$472	$436	$1,377	$1,215
Agency title insurance premiums	630	569	1,779	1,501
Escrow, title related and other fees	405	413	1,266	1,184
Interest and investment income	29	34	97	104
Realized gains and losses, net	3	—	10	5
Total revenues	1,539	1,452	4,529	4,009
Expenses:
Personnel costs	467	436	1,400	1,263
Other operating expenses	276	289	845	827
Agent commissions	482	432	1,352	1,144
Depreciation and amortization	16	17	49	49
Provision for title claim losses	77	69	221	200
Total expenses	1,318	1,243	3,867	3,483
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$221	$209	$662	$526
Total revenues for the Fidelity National Title Group segment increased $87 million, or 6%, in the three months ended September 30, 2013, from the 2012 period. Total revenues for this segment increased $520 million or 13%, in the nine months ended September 30, 2013, from the 2012 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
	(Dollars in millions)
Title premiums from direct operations	$472	43%	$436	43%	$1,377	44%	$1,215	45%
Title premiums from agency operations	630	57	569	57	1,779	56	1,501	55
Total title premiums	$1,102	100%	$1,005	100%	$3,156	100%	$2,716	100%
Title premiums increased 10% in the three months ended September 30, 2013 and 16% in the nine months ended September 30, 2013 as compared to the 2012 period. The increase was made up of an increase in premiums from direct operations of $36 million, or 8%, and an increase in premiums from agency operations of $61 million, or 11% in the three months ended September 30, 2013. The increase in the nine months ended September 30, 2013 was made up of an increase in premiums from direct operations of $162 million or 13%, and an increase in premiums from agency operations of $278 million, or 19%.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012

Opened title insurance orders from purchase transactions (1)	56.3%	33.5%	44.3%	35.8%
Opened title insurance orders from refinance transactions (1)	43.7	66.5	55.7	64.2
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	49.7%	36.7%	39.7%	37.0%
Closed title insurance orders from refinance transactions (1)	50.3	63.3	60.3	63.0
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in 2013, primarily due to an increase in fee per file. Although there was a decrease in closed order volumes in the current quarter, there was a small increase in closed order volume during the nine-month period. Closed order volumes were 410,000 and 1,401,000 in the three and nine months ended September 30, 2013 compared with 480,000 and 1,349,000 in the three and nine months ended September 30, 2012. The average fee per file in our direct operations was $1,807 and $1,568 in the three and nine months ended September 30, 2013, compared to $1,467 and $1,456 in the three and nine months ended September 30, 2012, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file, as well as a higher average fee per file on commercial transactions in 2013 versus the 2012 period. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has increased since 2012 due to our agency operations typically garnering a higher percentage of purchase transactions and a lower percentage of commercial and refinance transactions. The increase in the three and nine months ending September 30, 2013 was due to strengthening in the residential purchase market.
Escrow, title related and other fees decreased by $8 million, or 2% in the three months ending September 30, 2013 from 2012 and increased $82 million, or 7% in the nine months ending September 30, 2013 from 2012. Escrow fees, which are more directly related to our direct operations, decreased $4 million, or 2%, in the three months ended September 30, 2013 compared to the 2012 period, primarily due to a decrease of $4 million at a division of our business which handles default services. Escrow fees increased $46 million, or 9%, in the nine months ended September 30, 2013 compared to the 2012 period due to the increase in direct residential purchase activity. Other fees in the Fidelity National Title Group segment, excluding escrow fees, decreased $4 million, or 2%, in the three months ended September 30, 2013 compared to the 2012 period due to a decline in appraisal and default fees during the period. Other fees increased $36 million, or 5%, in the nine months ended September 30, 2013 compared to the 2012 period due increased residential purchase activity.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $31 million or 7% increase in the three-month period ended September 30, 2013, and the increase of $137 million, or 11% in the nine-month period ended September 30, 2013 are due to an increase in employee levels, higher bonuses and commissions, as well as an increase in average annualized personnel cost which correspond to increases in closed order counts and revenues. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 53% for the three-month periods ended September 30, 2013 and 51% for the three-month period ended September 30, 2012, and 53% for the nine-month periods ended September 30, 2013 and 2012. Average employee count in the Fidelity National Title Group segment, which has remained relatively consistent since 2012, was 20,190 and 19,186 in the three-month periods ended September 30, 2013 and 2012, respectively, and 19,722 and 18,303 for the nine-month periods ended September 30, 2013 and 2012, respectively, with the increase in both periods due to increases in orders and revenues.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2013	%	2012	%	2013	%	2012	%
	(Dollars in millions)
Agent premiums	$630	100%	$569	100%	$1,779	100%	$1,501	100%
Agent commissions	482	77%	432	76%	1,352	76%	1,144	76%
Net retained agent premiums	$148	23%	$137	24%	$427	24%	$357	24%
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

The claim loss provision for title insurance was $77 million and $69 million for the three-month periods ended September 30, 2013 and 2012, respectively and $221 million and $200 million for the nine-month periods ended September 30, 2013 and 2012, respectively, and reflects an average provision rate of 7% of title premiums. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Remy
The results of this segment reflected in the three and nine months ended September 30, 2013, reflect results of Remy and subsidiaries, which were initially consolidated on August 14, 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Auto parts revenue	$266	$143	$834	$143
Interest and investment income	1	—	1	—
Realized gains and losses, net	(1)	79	(4)	79
Total revenues	266	222	831	222
Expenses:
Personnel costs	19	8	65	8
Cost of auto parts revenue, includes $19 and $55 of depreciation and amortization for the three and nine months ended September 30, 2013, respectively, and $6 for the three and nine months ended September 30, 2012	223	125	704	125
Other operating expenses	13	5	36	5
Depreciation and amortization	1	—	3	—
Interest expense	6	4	16	4
Total expenses	262	142	824	142
Earnings from continuing operations before income taxes	$4	$80	$7	$80
The three and nine-month periods ending September 30, 2013, are the first full three and nine-month periods for which operating results for Remy have been consolidated. Prior to consolidation of Remy on August 14, 2012, we held a $179 million investment in Remy which was included in Investments in unconsolidated affiliates on the Condensed Consolidated Balance Sheet. As a result of the difference between our basis and the fair value of Remy at the time of consolidation, we recognized a $79 million gain during the three and nine months ended September 30, 2012.
The results of the Remy segment for the three months ending September 30, 2013 were negatively affected by $2 million of restructuring charges. The results for the nine months ending September 30, 2013, were negatively affected by $3 million in debt extinguishment costs and $4 million of restructuring charges. Also affecting the nine months ending September 30, 2013 was a $7 million charge to Personnel costs for a one-time executive separation payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013. Remy's results for the three and nine months ending September 30, 2012 were negatively affected by a one-time mark to market fair value adjustment to Remy's finished goods inventory as a result of the purchase accounting related to the Remy consolidation.
Restaurant Group
The results of this segment include results of ABRH as of the date of acquisition, which includes legacy O'Charley's as of April 9, 2012 and legacy ABRH as of May 11, 2012, and J. Alexander's, which was initially consolidated during the third quarter of 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues:
Restaurant revenue	$336	$298	$1,037	$551
Realized gains and losses, net	2	50	—	121
Total revenues	338	348	1,037	672
Expenses:
Personnel costs	16	17	47	25
Cost of restaurant revenue	292	258	889	473
Other operating expenses	15	18	50	46
Depreciation and amortization	13	11	40	20
Interest expense	2	1	6	2
Total expenses	338	305	1,032	566
Earnings from continuing operations before income taxes	$—	$43	$5	$106
Total revenues for the Restaurant group segment decreased $10 million, or 3%, in the three months ended September 30, 2013, from the 2012 period. Total revenues for this segment increased $365 million, or 54%, in the nine months ended September 30, 2013, from the 2012 period.
Included in the three and nine months ending September 30, 2012 was a $73 million realized gain on the consolidation of legacy O'Charley's and ABRH. Prior to the consolidation of legacy O'Charley's and ABRH, we held a $14 million investment in common stock of O'Charley's, which was included in Equity securities available for sale on the Consolidated Balance Sheet and a $37 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $73 million gain. We also recognized a bargain purchase gain of $48 million in the three-month period ending September 30, 2012.
The results of the Restaurant Group for the three and nine months ending September 30, 2013 and 2012 were negatively affected by $1 million, $5 million, $5 million, and $14 million, respectively, of transaction and integration costs included in Other operating expenses.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, our employee benefits agency, Digital Insurance, other smaller operations, and our share in the operations of certain equity investments, including Ceridian. The Corporate and Other segment generated revenues of $31 million and $11 million in the three-month periods ended September 30, 2013 and 2012, respectively, and $97 million and $37 million in the nine-month periods ended September 30, 2013 and 2012, respectively, with the increase mainly due to the addition of Digital Insurance in the fourth quarter of 2012 which contributed $19 million and $50 million of revenue to Escrow, title-related and other fees in the three and nine months ending September 30, 2013, respectively.
Personnel costs increased $29 million in the three months ended September 30, 2013 compared to the 2012 period, and increased $67 million in the nine months ended September 30, 2013 compared to the 2012 period, both due to $14 million and $30 million of additional expense recorded in the three and nine months ended September 30, 2013, respectively, related to the accrual for our Long Term Incentive Plan established in the third quarter of 2012, which is tied to the fair value of certain of our non-title operations. Also included were $12 million and $30 million in personnel costs, in the three and nine months ended September 30, 2013, respectively, at Digital Insurance.

This segment generated pretax losses of $57 million and $31 million in the three-month periods ended September 30, 2013 and 2012, respectively, and $146 million and $89 million in the nine-month periods ended September 30, 2013 and 2012, respectively. The increase in pre-tax losses was due mainly to the increase in personnel costs in 2013 as discussed above as well as an increase in other operating expenses during the three and nine months ending September 30, 2013. During the three-month period there were $7 million in transaction costs related to the LPS acquisition. During the nine-month period there was a $20 million accrual related to an employment litigation matter and $10 million in transaction costs related to the LPS acquisition.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.16 per share for the third quarter of 2013, or approximately $36 million. On October 23, 2013, our Board of Directors declared cash dividends of $0.18 per share, payable on December 30, 2013, to shareholders of record as of December 16, 2013. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, especially the LPS acquisition as previously discussed, stock repurchases, and debt repayments.We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2012, $1,997 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2013, our title subsidiaries could pay or make distributions to us of approximately $129 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $510 million. The net proceeds from this offering will be used to pay a portion of the cash consideration for the previously announced merger with LPS. If we do not consummate the merger, the net proceeds will be used for general corporate purposes, which may include the repurchase of shares of our common stock.
Our cash flows provided by operations for the nine months ended September 30, 2013 and 2012 totaled $344 million and $377 million, respectively. The decrease of $33 million is mainly due to an increase in income tax payments in the 2013 time period offset by increases in operating income in 2013.
Capital Expenditures. Total capital expenditures for property and equipment were $98 million and $43 million for the nine-month periods ended September 30, 2013 and 2012, respectively, with the increase relating to capital expenditures in the Fidelity National Title Group segment for technology equipment of $11 million, furniture and equipment of $8 million, and $9 million for leasehold improvements, $42 million in our Restaurant Group segment of which $22 million was to remodel restaurants and the remaining $20 million was for property and equipment, and $17 million in our Remy segment on property and equipment.
Financing. On October 24, 2013, we entered into a bridge loan commitment letter (the “Bridge Loan Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. The Bridge Loan Commitment Letter provides for up to an $800 million short-term loan facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility will be used to fund, in part, the cash consideration for the acquisition of the LPS acquisition and pay certain costs, fees and expenses in connection with the merger. Pursuant to the Bridge Loan Commitment Letter, we will execute a promissory note in favor of the Bridge Facility lenders on the closing date of the merger that will evidence the terms of the Bridge Facility. The Bridge Facility will mature on the second business day following the funding thereof and will require no scheduled amortization payments. Borrowings under the Bridge Facility will bear interest at a rate equal to the highest of (i) the Bank of America prime rate, (ii) the federal fund effective rate from time to time plus 0.5% and (iii) the one month adjusted London interbank offered rate plus 1.0%. Other than as set forth in this paragraph, the terms of the Bridge Facility will be substantially the same as the terms of the Amended Term Loan Agreement as discussed below.
Also on October 24, 2013, we entered into amendments to amend (i) our existing $800 million third amended and restated credit agreement (the “Existing Revolving Credit Agreement”), dated as of June 25, 2013, with Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “Amended Revolving Credit Agreement”) and (ii) our existing delayed-draw term loan credit agreement, dated as of July 11, 2013, with Bank of America, as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “Amended Term Loan Agreement”). Among other changes, the Amended Revolving Credit Agreement and Amended Term Loan Agreement amend the Existing Revolving Credit Agreement and Existing Term Loan Agreement, respectively, to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the Merger.
On July 11, 2013, we entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement. There were no amounts borrowed or outstanding under the Term Loan Agreement as of September 30, 2013.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Restated Credit Agreement”). Among other changes, the Restated Credit Agreement amends the Existing Credit Agreement to permit us to make a borrowing under the Restated Credit Agreement to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Restated Credit Agreement. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Restated Credit Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Restated Credit Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Restated Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Restated Credit Agreement the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test is reset. As of September 30, 2013, there were no amounts outstanding, nor were any amounts borrowed or repaid under this facility during the three and nine months then ended.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $70 million on September 30, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. At September 30, 2013, the Remy Credit Facility balance was zero. There were no amounts borrowed or repaid on this facility during the three and nine months ended September 30, 2013.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Loan now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of September 30, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As of September 30, 2013, there was $267 million outstanding.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013 and the $50 million outstanding on our revolving credit facility, and the remainder was held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $750,000 or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of September 30, 2013, the balance of the term loan was $67 million and there was a $10 million outstanding balance on the revolving loan. ABRH had $19 million of outstanding letters of credit and $51 million of remaining borrowing capacity under its revolving credit facility as of September 30, 2013. During the three and nine months ended September 30, 2013, $2 million and $6 million, respectively, of principal payments were made on this facility. There was $10 million borrowed and nothing repaid during the three and nine months ended September 30, 2013.
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
Remy has revolving credit facilities with four Korean banks with a total facility amount of approximately $17 million, of which $3 million is borrowed at average interest rates of 3.44% at September 30, 2013. During the three months ended September 30, 2013, Remy did not borrow or repay any amounts on the Korean facility and in the nine months ended September 30, 2013, Remy borrowed less than $1 million and repaid $3 million on the Korean facility. In Hungary, Remy has a revolving credit facility with two separate banks for a credit facility of $4 million, of which nothing is borrowed at September 30, 2013. During the three months ended September 30, 2013 Remy did not borrow under the Hungary credit facility. During the nine months ended September 30, 2013, Remy borrowed $6 million under the Hungary credit facility. Remy did not borrow during the three months ended September 30, 2012, Remy repaid $9 million in the nine months ending September 30, 2013.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. Changes have been made to our payout schedule for Notes payable as follows: During the nine months ended September 30, 2013, we amended and extended our existing $800 million second amended and restated credit agreement to extend the maturity date under the credit facility from April 16, 2016 to July 15, 2018. During the nine months ending September 30, 2013, Remy entered into a $300 million Term B Amendment to refinance the existing $287 million Term B Loan and extend the maturity from December 17, 2016 to March 5, 2020. See the "Financing" section above and Note E for further information on these obligations.
Capital Stock Transactions. On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $510 million. The net proceeds from this offering will be used to pay a portion of the cash consideration for the previously announced merger with LPS. If we do not consummate the merger, the net proceeds will be used for general corporate purposes, which may include the repurchase of shares of our common stock.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares during the three months ended September 30, 2013. In the nine months ended September 30, 2013, we repurchased 1,400,000 shares for $34 million, or an average of $24.14 per share. Subsequent to September 30, 2013 through market close on November 1, 2013, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Included in Equity securities available for sale are 1,603,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our remaining investment was $74 million as of September 30, 2013.

Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2013 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2013.

Item 6. Exhibits
     (a) Exhibits:

10.1	Third amendment effective as of August 27, 2013 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, effective as of July 2, 2008.

10.2	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2013	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Third amendment effective as of August 27, 2013 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, effective as of July 2, 2008.

10.2	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.