Form 10-K
period 2013-12-31
Fidelity National Financial, Inc.
filed 2014-02-28
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 30, 2013 was $5,145,188,402 based on the closing price of $23.81 as reported by the New York Stock Exchange.

As of January 31, 2014, there were 276,328,287 shares of Common Stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2013, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc., Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2013, we had five reporting segments as follows:
FNF Core Operations

•
Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

•
FNF Corporate and Other. The FNF corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

Portfolio Company Investments

•
Remy. This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment components for automobiles, light trucks, heavy-duty trucks and other vehicles.

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the Stoney River Legendary Steaks ("Stoney River") concept.

•
Portfolio Company Corporate and Other. The Portfolio Company Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Competitive Strengths
We believe that our competitive strengths include the following:
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2013, our insurance companies had a 32.2% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes approximately 1,200 direct residential title offices and approximately 5,000 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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

Competitive cost structure.  We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation of title order activity and management of our cost structure. When compared to our industry competitors, we also believe that our structure is more efficiently designed, which allows us to operate with lower overhead costs.
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

Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings
Acquisitions have been an important part of our growth strategy. On an ongoing basis, with assistance from our advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions.
In the future, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operating segments. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally our goal is to acquire quality companies that are well-positioned in their respective industries, run by best in class management teams in industries that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry leading companies and also our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
There can be no assurance that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, and to expand into other businesses or where we otherwise saw value.
Black Knight and ServiceLink
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $836 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders.
Subsequent to our announcement of the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., "Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating segments, ServiceLink Holdings, LLC ("ServiceLink") and Black Knight Financial Services, LLC ("BKFS"). We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% ownership interest to funds affiliated with Thomas H. Lee Partners, and certain related entities on January 3, 2014. Black Knight, through ServiceLink and BKFS, now owns and operates the former LPS businesses and our ServiceLink business. Fidelity National Title Group, BKFS and ServiceLink will be our core operating subsidiaries in the future.
Black Knight Financial Services
Our Black Knight Financial Services segment offers technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage. Our customers use our technology and services to reduce their operating costs, improve their customer service and enhance the quality and consistency of various aspects of their mortgage servicing. We continually work with our customers to customize and integrate our software and services in order to assist them in achieving the value proposition that we offer to them.
Our principal technology solutions are software applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology solutions primarily consist of mortgage processing and workflow management software applications. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from servicing technology are generally based on the number of active mortgages on our mortgage servicing platform in a given period. Our other technology solutions include our origination and default technology, from which we generally earn revenues on a per transaction basis. Our data and analytics offerings primarily consist of our alternative valuation services, real estate and mortgage data, modeling and forecasting and analytical tools.
ServiceLink
Our ServiceLink segment offers customized outsourced business process and information solutions. We work with our customers to set specific parameters regarding the services they require, and where practicable, provide a single point of contact with us for these services.
The ServiceLink segment consists of our origination services, valuation services and our default services. Our origination services are provided to mortgage lenders to support many of the business processes necessary to originate a mortgage loan. Each of these services is provided through a centralized delivery channel in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property. Our valuation services include providing traditional property appraisals for the origination market and for assets in default as well as providing appraisal management services. Our default services are provided to national lenders, loan servicers and other real estate professionals to enable them to better manage some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process.
Portfolio Company Investments
Through our portfolio company investments we actively manage a group of companies and investments with a net asset value of approximately $1.2 billion. Our portfolio company investments primarily consist of our majority ownership positions in Remy, ABRH, J. Alexander's, and Digital Insurance and our 32% minority investment in Ceridian. On January 31, 2014 we announced the future formation of a new tracking stock for Fidelity National Financial Ventures (“FNFV”), and the portfolio company investments will comprise FNFV in the future.
Remy
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy, increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31 million and cash acquired upon consolidation of Remy was $96 million.
Remy's strategy is to be the leading global manufacturer and remanufacturer of starters and alternators, yielding superior financial returns, as well as seeking to be a leading participant in the growing production of hybrid electric motors and to utilize their distribution network to supply complementary aftermarket products. We believe there are significant opportunities for future growth in this industry.
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

•
Continue to leverage the benefits of having an OE and aftermarket presence, seeking to provide its aftermarket customers with new products faster than competitors and providing its OE business with useful knowledge regarding long-term product performance and durability.

•
Continue to provide value-added services that enhance customer performance, including category management services that strengthen its customer relationships, support customer growth and improve product category profitability.

•	Selectively pursue strategic partnerships and acquisitions that leverage its core competencies.
On January 13, 2014, Remy announced that it acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading worldwide distributor of premium quality re-manufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $41million.
Restaurant Group
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale-casual dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012 we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $72 million in cash, net of cash acquired of $7 million.
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2013, there were 312 company-owned restaurants in the O'Charley's group of companies and 214 company-owned restaurants in the ABRH group of companies. Total consideration paid for O'Charley's was $122 million in cash, net of cash acquired of $35 million. We consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
Our restaurant operations are focused in the family dining, casual dining and upscale-casual dining segments. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined synergies of our operating companies to provide purchasing power and other shared service functions. We expect to continue to maintain a strong balance sheet for our Restaurant Group to support future acquisitions and to provide stability in all operating environments.
On December 31, 2012, we acquired Digital Insurance. Total consideration paid was $98 million in cash, net of cash acquired of $3 million. We have consolidated the operations of Digital Insurance as of December 31, 2012. Digital Insurance is a leading employee benefits platform specializing in health insurance distribution and benefits management for small and mid-sized businesses. The operations of Digital Insurance are included in our Portfolio Company Investments.
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15 million, which was recorded in the fourth quarter of 2011.
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2013 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry has decreased from its highest at $17.8 billion in 2005 to $12.2 billion in 2012. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions declined from 2007-2011. Beginning in 2008 and continuing through 2011, the mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions. Multiple banks failed during this time, reducing the capacity of the mortgage industry to make loans. Since this time, lenders have tightened their underwriting standards which has made it more difficult for buyers to qualify for new loans. However, during this same period, interest rates declined to historically low levels, which spurred higher refinance activity in the period 2009 through 2012. During 2013 refinance activity declined; however, we experienced an increase in the purchase volume and average price of residential real estate. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
 The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 86% of net premiums written in 2012. Approximately 30 independent title insurance companies accounted for the remaining 14% of net premiums written in 2012. In December 2008, we acquired LandAmerica Financial Group’s two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, and in January 2014 we acquired National Title Insurance of New York, Inc. as part of the acquisition of LPS. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
We have approximately 1,200 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2013, we transact business with approximately 5,000 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,800	43.4%	$1,732	45.2%	$1,427	43.8%
Agency	2,352	56.6	2,101	54.8	1,830	56.2
Total title insurance premiums	$4,152	100.0%	$3,833	100.0%	$3,257	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including collection and trust activities, trustee's sales guarantees, recordings and reconveyances, and home warranty services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees represented approximately 20.3%, 23.4%, and 29.0% of our revenues in 2013, 2012, and 2011, respectively.
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
Claims. An important part of our operations is the handling of title and escrow claims. We employ a large staff of attorneys in our claims department. Our claims processing centers are located in Omaha, Nebraska and Jacksonville, Florida. In-house claims counsel are also located in other parts of the country.
Claims result from a wide range of causes. These causes generally include, but are not limited to, search and exam errors, forgeries, incorrect legal descriptions, signature and notary errors, unrecorded liens, mechanics’ liens, the failure to pay off existing liens, mortgage lending fraud, mishandling or theft of settlement funds (including independent agency theft), and mistakes in the escrow process. Under our policies, we are required to defend insureds when covered claims are filed against their interest in the property. Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories, including in some cases allegations of negligence or an intentional tort. We occasionally incur losses in excess of policy limits. Experience shows that most policy claims and claim payments are made in the first five years after the policy has been issued, although claims may also be reported and paid many years later.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single loss occurrence. Through March 1, 2014, our excess of loss coverage is split into two tiers. The first tier provides coverage for residential and commercial transactions up to $100 million per loss occurrence, subject to a $20 million retention per loss. The second tier provides additional coverage for commercial transactions in excess of $100 million of loss per occurrence up to $400 million per occurrence, with the Company participating at approximately 20%. We are currently in process of negotiating the terms and conditions of our 2014 - 2015 coverages.
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
Competition.  Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Independent agency operations accounted for 56.6% of our total title insurance premiums in 2013. Several of the smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2013, the combined statutory unearned premium reserve required and reported for our title insurers was $1,734 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2014, our directly owned title insurers can pay dividends or make distributions to us of approximately $308 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,409 million and $1,381 million as of December 31, 2013 and 2012, respectively. The combined statutory earnings (loss) of our title insurers were $352 million, $281 million, and $151 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2013.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2013.
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
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:

•
An S&P "A-" rating is the eighth highest rating of 25 ratings for S&P. S&P states that an “A-” rating means that, in its opinion, the insurer is highly likely to have the ability to meet its financial obligations.

•	A Moody's "A3" rating is the twelfth highest rating of 33 ratings for Moody's. Moody's states that insurance companies rated “A3” offer good financial security.

•
An A.M. Best "A-" rating is the fourth highest rating of 15 ratings for A.M. Best. A.M. Best states that its “A- (Excellent)” rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policyholders.

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
Technology and Research and Development
 As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant regulatory requirements, frequent new product and service introductions, and evolving industry standards. We believe that our future success depends in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our title segment service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We continue to improve the process of ordering title and escrow services and improve the delivery of our products to our customers. In order to meet new regulatory requirements, we also continue to expand our data collection and reporting abilities.
Remy believes that a continued focus on research, development and engineering activities is critical to maintaining their leadership position in their industry and meeting their long-term objectives. As a result, Remy continues their commitment to invest in facilities and infrastructure in order to support new business awards and achieve their long-term growth plans.
Investment Policies and Investment Portfolio
 Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. The various states in which we operate our underwriters regulate the types of assets that qualify for purposes of capital, surplus, and statutory unearned premium reserves. Our investment policy specifically limits duration and non-investment grade allocations in the core fixed-income portfolio. Maintaining shorter durations on the investment portfolio allows for the mitigation of interest rate risk. Equity securities and preferred stock are utilized to take advantage of perceived value or for strategic purposes. Due to the magnitude of the investment portfolio in relation to our claims loss reserves, durations of investments are not specifically matched to the cash outflows required to pay claims.
As of December 31, 2013 and 2012, the carrying amount, which approximates the fair value, of total investments, excluding investments in unconsolidated affiliates, was $3.4 billion and $3.7 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2013 and 2012:

	December 31,
	2013				2012
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$377	12.4%	$388	12.5%	$439	13.7%	$464	13.8%
Aa/AA	668	22.0	690	22.2	1,005	31.4	1,054	31.4
A	1,032	34.0	1,056	34.0	799	24.9	843	25.1
Baa/BBB	787	25.9	803	25.8	722	22.5	758	22.6
Ba/BB/B	87	2.9	85	2.7	200	6.2	203	6.1
Lower	84	2.8	87	2.8	14	0.4	8	0.2
Other (2)	1	—	1	—	28	0.9	27	0.8
	$3,036	100.0%	$3,110	100.0%	$3,207	100.0%	$3,357	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2013
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$363	13%	$368	12%
After one year through five years	1,845	64	1,906	65
After five years through ten years	559	19	571	19
After ten years	5	—	5	—
Mortgage-backed/asset-backed securities	105	4	109	4
	$2,877	100%	$2,959	100%
At December 31, 2013, all of our mortgage-backed and asset-backed securities are rated AAA by Moody's. The mortgage-backed and asset-backed securities are made up of $77 million of agency-backed mortgage-backed securities, $27 million of agency-backed collateralized mortgage obligations, and $5 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $1,572 million and a fair value of $1,606 million were callable or had make-whole call provisions at December 31, 2013.
Our equity securities at December 31, 2013 and 2012 consisted of investments at a cost basis of $71 million and $103 million, respectively, and fair value of $136 million and $138 million, respectively. The balance of equity securities at December 31, 2013 and 2012 contains an investment in Fidelity National Information Services ("FIS") stock, a related party. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. As of December 31, 2013 we owned 1,303,860 shares of FIS stock and the fair value of our investment in FIS stock was $70 million and $56 million as of December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, we also held $357 million and $392 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian.
 As of December 31, 2013 and 2012, Other long-term investments included structured notes at a fair value of $38 million and $41 million, respectively, which were purchased in the third quarter of 2009. Also included in Other long-term investments were investments accounted for using the cost method of accounting of $124 million and $64 million, as of December 31, 2013 and 2012, respectively.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2013 and 2012, short-term investments amounted to $26 million and $62 million, respectively.
Our investment results for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
	(Dollars in millions)
Net investment income (1)	$147	$163	$165
Average invested assets	$3,627	$3,698	$3,792
Effective return on average invested assets	4.1%	4.4%	4.3%
______________________________________

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.

Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.

Geographic Operations
Our direct title operations are divided into approximately 150 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$632	15.2%	$660	17.2%	$515	15.8%
Texas	597	14.4	496	12.9	401	12.3
New York	305	7.4	282	7.4	263	8.1
Florida	316	7.6	255	6.6	212	6.5
Illinois	222	5.3	183	4.8	147	4.5
All others	2,080	50.1	1,957	51.1	1,719	52.8
Totals	$4,152	100.0%	$3,833	100.0%	$3,257	100.0%
Remy generates revenue in multiple geographic locations. Revenues are attributed to geographic locations based on the point of sale.
Auto parts revenue in our Remy segment by region was as follows:

	2013	2012
United States	66.1%	66.0%
Asia Pacific	20.7%	20.0%
Europe	7.9%	8.8%
Other America	5.3%	5.2%
Total	100.0%	100.0%
Our Restaurant Group operates and franchises restaurants in 43 states throughout the United States. All of our Restaurant Group's revenues are generated in those states.
Employees
As of January 24, 2014, we had approximately 63,861 full-time equivalent employees, which includes 15,929 in our Fidelity National Title segment, 32,861 in our Restaurant Group segment, 6,605 in our Remy segment, 8,084 in Black Knight and 382 in our remaining segments. We monitor our staffing levels based on current economic activity. Except for approximately 3,700 of Remy's employees, none of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Financial Information by Operating Segment
For financial information by operating segment, see Note R of the Notes to Consolidated Financial Statements.
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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the State of California, the source of approximately 15.2% of our title insurance premiums;

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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast currently estimates an approximately $1.1 trillion mortgage origination market for 2014, which would be a decrease of 38.9% from 2013. The MBA forecasts that the 38.9% decrease will result almost entirely from decreased refinance activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $1,901 million, or 18.1% of our total assets, as of December 31, 2013. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2013. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.

If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities and preferred stock in order to take advantage of perceived value and for strategic purposes. In the past, economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition. We own a minority interest in Ceridian, a leading provider of global human capital management and payment solutions. If the fair value of this company were to decline below book value, we would be required to write down the value of our investment, which could have a material negative impact on our results of operations and financial condition. If this company were to experience significant negative volatility in its results of operations it would have a material adverse effect on our own results of operations due to our inclusion of our portion of its earnings in our results of operations.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $8.8 billion at December 31, 2013. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to our actuary's central estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s central estimate, but not at the central estimate, management assesses other factors in order to determine our best estimate. These factors, which are both qualitative and quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. Depending upon our assessment of these factors, we may or may not adjust the recorded reserve. If the recorded amount is not within a reasonable range of the actuary’s central estimate, we would record a charge or credit and reassess the provision rate on a go forward basis.
Our provision for claim losses was 7.0% of title premiums in 2013. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
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
Because we are dependent upon California for approximately 15.2 percent of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
California is the largest source of revenue for the title insurance industry and, in 2013, California-based premiums accounted for 35.0% of premiums earned by our direct operations and 0.4% of our agency premium revenues. In the aggregate, California accounted for approximately 15.2% of our total title insurance premiums for 2013. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2014, our title insurers may pay dividends or make distributions to us without prior regulatory approval of approximately $308 million.
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
William P. Foley, II, is the executive chairman of our Board of Directors and the Vice Chairman of the Board of FIS. As a result of these roles, he has obligations to us and FIS and may have conflicts of interest with respect to matters potentially or actually involving or affecting our and FIS’s respective businesses. In addition, Mr. Foley may also have conflicts of time with respect to his multiple responsibilities. If his duties to either of these companies require more time than Mr. Foley is able to allot, then his oversight of that company’s activities could be diminished. Finally, in addition to Mr. Foley, FIS and FNF have two overlapping directors.
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

Although we expect that our acquisition of LPS will result in cost savings, synergies and other benefits to us, we may not realize those benefits because of integration difficulties and other challenges.
The success of our acquisition of LPS will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the merger. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of LPS or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, we anticipate that the overall integration of LPS will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
Potential difficulties the combined company may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies and operations, products and services;

•	the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;

•	the retention of and possible decrease in business from the existing clients of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company’s operations;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the merger.
The anticipated cost savings, synergies and other benefits include the combination of offices in various locations and the elimination of numerous technology systems, duplicative personnel and duplicative market and other data sources. However, these anticipated cost savings, synergies and other benefits assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved.
Failure of our information security systems or processes could result in a loss or disclosure of confidential information, damage to our reputation, monetary losses, additional costs and impairment of our ability to conduct business effectively.
Our core operations are highly dependent upon the effective operation of our computer systems. As part of our core operations, we electronically receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit card and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment asset and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our information systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we (or third parties to which we outsource certain IT services) maintain a reasonable, industry standard information security infrastructure, it is possible that unauthorized persons still could obtain access to information or assets we hold. These risks are increased when we transmit information over the Internet and due to increasing security risks posed by organized crime. While, to date, we believe that we have not experienced a material breach of our information security systems, the existence or scope of such events is not always apparent. If additional information regarding an incident previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on us. In addition, some laws and certain of our contracts require notification of various parties, including consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized third parties. Such notifications can result, among other things, in adverse publicity, distraction of managements’ time and energy, the attention of regulatory authorities, fines and disruptions in sales, the effects of which may be material.
Further, our financial institution customers have obligations to safeguard their information technology systems and information. In certain of our businesses, we are bound contractually and/or by regulation to comply with the same requirements. If we fail to comply with these regulations and requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines. In addition, if more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or state level or by a specific industry in which we do business, that could have an adverse impact on us through increased costs or restrictions on business processes. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain existing customers or attract new customers and/or result in financial losses, litigation, increased costs or other adverse consequences to our business.

Our operations could be adversely affected by the results of our acquired restaurant companies due to the risks inherent in that segment.
Our acquired restaurant companies face certain risks that could negatively impact their results of operations. These risks include such things as the risks of unfavorable economic conditions, changing consumer preferences, unfavorable publicity, increasing food and labor costs, effectiveness of marketing campaigns, and the ability to compete successfully with other restaurants. In addition, risks related to supply chain, food quality, and protecting guests' personal information are inherent to the restaurant business. These companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol. If our restaurant companies are not able to respond effectively to one or more of these risks, it could have a material adverse impact on the results of operations of those businesses.
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
Fidelity National Title Group
Fidelity National Title Group's corporate headquarters are on our campus in Jacksonville, Florida. The majority of our branch offices are leased from third parties (see Note M to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 42 states, Washington, DC, Puerto Rico, Canada, India and Mexico.
Black Knight
Black Knight corporate headquarters are located in Jacksonville, Florida, in an owned facility. Black Knight also owns one facility in Sharon, Pennsylvania, and leases office space throughout the United States.
Remy
Remy's world headquarters are located in Pendleton, Indiana. The majority of Remy's facilities, including the world headquarters are leased from third parties (see Note M to Notes to Consolidated Financial Statements). Remy's subsidiaries conduct their business operations in 10 countries including the United States, Belgium, Hungary, the United Kingdom, Brazil, Canada, China, Mexico, South Korea and Tunisia.
Restaurant Group
The Restaurant Group's headquarters are located in Nashville, Tennessee with other office locations in Woburn, Massachusetts and Denver, Colorado.  The majority of the restaurants are leased from third parties, and are located in 43 states.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note M to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the ticker symbol "FNF." The table set forth below provides the high and low closing sales prices of the common stock and cash dividends declared per share of common stock for each quarter during 2013 and 2012.

	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2013
First quarter	$26.41	$23.45	$0.16
Second quarter	27.17	21.99	0.16
Third quarter	26.75	23.23	0.16
Fourth quarter	33.80	25.50	0.18

Year ended December 31, 2012
First quarter	$18.54	$15.66	$0.14
Second quarter	19.70	17.62	0.14
Third quarter	21.48	18.07	0.14
Fourth quarter	24.30	20.71	0.16
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this report.

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total shareholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2013. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2008, with dividends reinvested over the periods indicated.
Comparison of 5 Year Cumulative Total Return
Among Fidelity National Financial, Inc., the S&P 500 Index
and Peer Group

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013

Fidelity National Financial, Inc.	100.00	78.95	84.24	101.25	154.10	217.89
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	108.97	89.23	78.41	155.48	187.00
On January 31, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $31.54 per share and we had approximately 10,119 stockholders of record.
On January 28, 2014, our Board of Directors formally declared an $0.18 per share cash dividend that is payable on March 31, 2014 to stockholders of record as of March 17, 2014.
Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. Our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2013, $1,909 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During

2014, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $308 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
Subsequent to year end, on January 2, 2014 as part of the LPS Acquisition, we issued $837 million or 25,920,078 shares of FNF common stock as consideration for the LPS Acquisition to the former shareholders of LPS.
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS Acquisition on January 2, 2014.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we can repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that may be repurchased under the program. This program expired July 31, 2012, and we repurchased a total of 16,528,512 shares for $243 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2013, we repurchased a total of 1,400,000 shares for $34 million, or an average of $24.14 per share under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2014. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2013 - 1/31/2013	60,000	$24.46	60,000	14,260,000
2/1/2013 - 2/28/2013	80,000	25.17	80,000	14,180,000
3/1/2013 - 3/31/2013	1,260,000	24.06	1,260,000	12,920,000
4/1/2013 - 4/30/2013	—	—	—	12,920,000
5/1/2013 - 5/31/2013	—	—	—	12,920,000
6/1/2013 - 6/30/2013	—	—	—	12,920,000
7/1/2013 - 7/31/2013	—	—	—	12,920,000
8/1/2013 - 8/31/2013	—	—	—	12,920,000
9/1/2013 - 9/30/2013	—	—	—	12,920,000
10/1/2013 - 10/31/2013	—	—	—	12,920,000
11/1/2013 - 11/30/2013	—	—	—	12,920,000
12/1/2013 - 12/31/2013	—	—	—	12,920,000
	1,400,000	$24.14	1,400,000
________________________

(1)
On July 21, 2012, our Board of Directors approved a new three-year stock repurchase program, effective August 1, 2012. Under the stock repurchase program, we can repurchase up to 15 million shares of our common stock.

(2)	As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2013 presentation.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009(1)
	(Dollars in millions, except share data)
Operating Data:
Revenue	$8,565	$7,165	$4,800	$5,413	$5,521
Expenses:
Personnel costs	2,134	1,863	1,568	1,579	1,620
Agent commissions	1,789	1,600	1,411	1,758	1,952
Other operating expenses	1,319	1,287	1,064	1,145	1,228
Cost of auto parts revenue	947	350	—	—	—
Cost of restaurant revenues	1,204	773	—	—	—
Depreciation and amortization	137	104	73	87	105
Provision for title claim losses	291	279	222	249	265
Interest expense	93	74	57	46	36
	7,914	6,330	4,395	4,864	5,206
Earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	651	835	405	549	315
Income tax expense	205	245	131	190	97
Earnings before equity in (loss) earnings of unconsolidated affiliates	446	590	274	359	218
Equity in (loss) earnings of unconsolidated affiliates	(26)	10	10	(1)	(12)
Earnings from continuing operations, net of tax	420	600	284	358	206
(Loss) earnings from discontinued operations, net of tax	(1)	12	95	18	18
Net earnings	419	612	379	376	224
Less: net earnings attributable to noncontrolling interests	17	5	10	6	2
Net earnings attributable to FNF common shareholders	$402	$607	$369	$370	$222

	Year Ended December 31,
	2013	2012	2011	2010	2009(1)
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to FNF common shareholders	$1.75	$2.75	$1.68	$1.64	$0.99
Weighted average shares outstanding, basic basis (2)	230	221	219	226	225
Diluted net earnings per share attributable to FNF common shareholders	$1.71	$2.69	$1.65	$1.62	$0.97
Weighted average shares outstanding, diluted basis (2)	235	226	223	229	229
Dividends declared per share	$0.66	$0.58	$0.48	$0.69	$0.60
Balance Sheet Data:
Investments (3)	$3,791	$4,053	$4,052	$4,359	$4,686
Cash and cash equivalents (4)	1,969	1,132	665	581	202
Total assets	10,524	9,903	7,862	7,888	7,934
Notes payable	1,323	1,344	916	952	862
Reserve for title claim losses (5)	1,636	1,748	1,913	2,270	2,539
Equity	5,542	4,749	3,655	3,444	3,345
Book value per share (6)	$22.14	$20.78	$16.57	$15.39	$14.53
Other Data:
Orders opened by direct title operations (in 000's)	2,181	2,702	2,140	2,385	2,611
Orders closed by direct title operations (in 000's)	1,708	1,867	1,514	1,574	1,792
Provision for title insurance claim losses as a percent of title insurance premiums (5)	7.0%	7.0%	6.8%	6.8%	5.1%
Title related revenue (7):
Percentage direct operations	60.1%	61.9%	60.6%	55.6%	54.2%
Percentage agency operations	39.9%	38.1%	39.4%	44.4%	45.8%
______________________________________

(1)
Our financial results for the year ended December 31, 2009, include a decrease to our provision for claim losses of $74 million ($47 million net of income taxes) as a result of favorable claim loss development on prior policy years, offset by an increase to the provision for claim losses of $63 million ($40 million net of income taxes) as a result of unfavorable developments in the third quarter on a previously recorded insurance receivable.

(2)
Weighted average shares outstanding as of December 31, 2013 includes 19,837,500 shares that were issued as part of an equity offering by FNF on October 31, 2013 and weighted average shares outstanding as of December 31, 2009 includes 18,170,000 shares that were issued as part of an equity offering by FNF on April 20, 2009.

(3)
Long-term investments as of December 31, 2013, 2012, 2011, 2010, and 2009, include securities pledged to secured trust deposits of $261 million, $275 million, $274 million, $252 million, and $289 million, respectively.

(4)
Cash and cash equivalents as of December 31, 2013, 2012, 2011, 2010, and 2009 include cash pledged to secured trust deposits of $339 million, $266 million, $162 million, $146 million, and $97 million, respectively.

(5)
As a result of favorable title insurance claim loss development on prior policy years, we recorded a credit in 2009 totaling $74 million, ($47 million net of income taxes) to our provision for claims losses. This credit was recorded in addition to our average provision for claim losses of 7.3% for the year ended December 31, 2009.

(6)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(7)	Includes title insurance premiums and escrow, title-related and other fees.

Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2013
Revenue	$2,041	$2,279	$2,174	$2,071
Earnings from continuing operations before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	137	223	168	123
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	89	139	98	76
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.40	0.62	0.43	0.30
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.39	0.61	0.43	0.28
Dividends paid per share	0.16	0.16	0.16	0.18
2012
Revenue	$1,180	$1,727	$2,033	$2,225
Earnings from continuing operations before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	102	220	301	212
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	74	147	234	152
Basic earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.34	0.67	1.06	0.68
Diluted earnings per share attributable to Fidelity National Financial, Inc. common shareholders	0.33	0.65	1.04	0.67
Dividends paid per share	0.14	0.14	0.14	0.16

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc., Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2013, we had five reporting segments as follows:
FNF Core Operations

•
Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

•
FNF Corporate and Other. The FNF corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

Portfolio Company Investments

•
Remy. This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment components for automobiles, light trucks, heavy-duty trucks and other vehicles.

•
Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the Stoney River Legendary Steaks ("Stoney River") concept.

•
Portfolio Company Corporate and Other. The Portfolio Company Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Recent Developments
On January 31, 2014 we announced our plans to form a new tracking stock for Fidelity National Financial Ventures (“FNFV”). As a result, we have decided to begin separately reporting the results of our core operations, which includes Fidelity National Title Group, Inc. (“FNT”), BKFS, ServiceLink and the portfolio company investments which include Remy, the Restaurant Group, Digital Insurance and other smaller operations. The portfolio company investments will comprise FNFV in the future.
On January 13, 2014, Remy announced that they acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading worldwide distributor of premium quality re-manufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $41million.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $836 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders.
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS Acquisition on January 2, 2014.
Subsequent to our announcement of the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., "Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating segments, ServiceLink and BKFS. We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% ownership interest to funds affiliated with Thomas H. Lee Partners, and certain related entities on January 3, 2014. Black Knight, through ServiceLink and BKFS, now owns and operates the former LPS businesses and our ServiceLink business. Fidelity National Title Group, BKFS and ServiceLink will be our core operating subsidiaries in the future.
On February 25, 2013, we formed J. Alexander's, a restaurant company which is focused on the upscale-casual dining segment. J. Alexander's consists of thirty J. Alexander's locations and ten Stoney River locations. ABRH contributed the ten Stoney River locations to J. Alexander's for an approximate 28% ownership interest in the new company, giving us an overall 87% ownership interest in J. Alexander's. The operations of J. Alexander's are consolidated in our existing Restaurant Group segment. Previously, in September 2012 we purchased all of the outstanding common stock of J. Alexander's Corporation for total consideration of $72 million in cash, net of cash acquired of $7 million.
Related Party Transactions
Our financial statements reflect transactions with Fidelity National Information Services ("FIS"), which is a related party. See Note A of the Notes to Consolidated Financial Statements.
Business Trends and Conditions
FNF Core Operations
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
In 2007, as interest rates on adjustable rate mortgages reset to higher rates, foreclosures on subprime mortgage loans increased to record levels. This resulted in a significant decrease in levels of available mortgage funding as investors became wary of the risks associated with investing in subprime mortgage loans. In addition, tighter lending standards and a bearish outlook on the real estate environment caused potential home buyers to become reluctant to purchase homes. In 2008, the increase in foreclosure activity, which had previously been limited to the subprime mortgage market, became more widespread as borrowers encountered difficulties in attempting to refinance their adjustable rate mortgages. In the last three years, the elevated mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Multiple banks have failed from 2009-2012, further reducing the capacity of the mortgage industry to make loans.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least until unemployment rates improve. Mortgage interest rates remained at historically low levels throughout 2013, however, in September 2013 interest rates rose to their highest level since 2011.
As of January 14, 2014, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2013 - 2015 in their "Mortgage Finance Forecast" (in trillions):

	2015		2014	2013	2012
Purchase transactions	$0.8	1.1	$0.7	$0.7	$0.6
Refinance transactions	0.4		0.4	1.1	1.4
Total U.S. mortgage originations	$1.2		$1.1	$1.8	$2.0
As shown above, the originations in 2013 and 2012 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014, the MBA predicts a 38.9% decrease in the total market, primarily due to a 63.6% decrease in refinance transactions in 2014, with the originations in 2015 remaining relatively consistent with those in 2014.

Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. On April 11, 2013, the FHFA announced that the modified HARP program had been extended through December 2015. We believe the modified HARP program had a positive effect on our results during 2013 and 2012, but are uncertain to what degree the program may impact our results in the future.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators (collectively the "banking agencies") announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. Our title insurance underwriters were not involved in these enforcement actions and we do not believe that our title insurance underwriters are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our title insurance policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. The former LPS and certain of its subsidiaries entered into a consent order with the banking agencies in relation to its default operations, now part of ServiceLink. As part of the consent order, LPS agreed to further study the issues identified in the review and enhance its compliance, internal audit, risk management and board oversight plans with respect to the related businesses, among additional agreed undertakings. In January 2013, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements, and LPS also entered into settlement agreements, in January 2013 with 49 States and the District of Columbia relating to certain practices within its default operations and in February 2014, Black Knight (formerly LPS) also settled with the State of Nevada and the Federal Deposit Insurance Corporation. In April 2013, these mortgage servicers began making restitution under these settlements. We cannot predict whether these settlements may result in more normalized foreclosure timelines in the future. Moreover, we cannot predict whether any additional legislative or regulatory changes will be implemented as a result of the findings of the banking agencies or whether the U.S. federal government may take additional action to address the current housing market and economic uncertainty. Some states have enacted or are considering adopting legislation, such as the California Homeowner Bill of Rights, that places additional responsibilities and restrictions on servicers with respect to the foreclosure process. Any such actions could further extend foreclosure timelines. Moreover, as the processing of foreclosures in accordance with applicable law becomes more onerous, many lenders are addressing loans in default through other means, such as short sales, in order to avoid the risks and liability now associated with the foreclosure process. If foreclosure timelines continue to be extended and servicers address delinquent loans through other processes, the results of our default operations within ServiceLink may be adversely affected.
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
In addition to state-level regulation, segments of our core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014 .  We cannot be certain what impact, if any, these new rules, or the CFPB generally, will have on our core businesses.
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. From 2010 to 2013, we have experienced an increase in fee per file of commercial transactions from the previous years, indicating improvement in the commercial markets.
Portfolio Company Investments
Remy
Remy manufactures and sells auto parts, principally starter motors and alternators, as well as hybrid electric motors and multi-line products, including steering gear, constant velocity (CV) axles, and brake calipers, for sale to original equipment manufacturers (OEM) and aftermarket customers. Remy manufactures products for automobiles as well as light and heavy duty commercial vehicles. The OEM market for auto parts is dependent on levels of new vehicle production, which in turn, is affected by the overall economy, consumer confidence, discounts and incentives offered by automakers and the availability of funds to finance purchases.
In its aftermarket operations, Remy's results are affected by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced, and is expected to further reduce, the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. Pressure from customers to reduce prices is characteristic of the automotive supply industry. Remy is currently negotiating several customer agreements which are anticipated to be finalized during the first quarter of 2014. Due to the competitive nature of the business, the revised terms with customers are expected to impact Remy's ongoing profitability. Remy has taken and expects to continue to take steps to improve operating efficiencies and minimize or resist price reductions.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for almost 44 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
Average weekly sales per restaurant are typically higher in the first and fourth quarters than in other quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and becomes effective for businesses in 2014. In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until January 1, 2015. We are continuing to assess the impact of the Affordable Care Act on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, will have an adverse effect on our results of operations in the future, however, we do not expect the impact to materially affect our financial condition. The Affordable Care Act is likely to similarly affect the restaurant industry in general.  Additionally, our Restaurant Group and suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
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
Our reserve for title claim losses includes reserves for known claims as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from escrow title-related and other fees relating to closing and disbursement functions due to fraud or operational error.
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2013%		December 31, 2012%
	(in millions)
Known claims	$240	14.7%	$286	16.4%
IBNR	1,396	85.3	1,462	83.6
Total Reserve for Title Claim Losses	$1,636	100.0%	$1,748	100.0%
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
Our process for recording our reserves for title claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence and development patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  We recorded our periodic loss provision rate at 7.0% of title premiums in 2013 and 2012 and 6.8% of title premiums in 2011. Of such amounts, 5.3%, 5.5% and 5.8% related to losses on policies written in the current year, and the remainder relates to developments on prior year policies. In 2013 and 2012, adverse development of prior year losses of $71 million or 1.7% of 2013 premium and $58 million or 1.5% of 2012 premium was accounted for in the loss provision rate. At each quarter end, our recorded reserve for title claim losses is initially the result of taking the prior recorded reserve for title claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation.
Due to the uncertainty inherent in the process and due to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are both qualitative and quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we may have to record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
The table below presents our title insurance loss development experience for the past three years:

	2013	2012	2011
	(In millions)
Beginning balance	$1,748	$1,913	$2,211
Claims loss provision related to:
Current year	220	210	189
Prior years	71	58	33
Total title claims loss provision (1)	291	268	222
Claims paid, net of recoupments related to:
Current year	(9)	(4)	(10)
Prior years	(394)	(429)	(510)
Total title claims paid, net of recoupments	(403)	(433)	(520)
Ending balance	$1,636	$1,748	$1,913
Title premiums	$4,152	$3,833	$3,257
_____________________
(1) Included in the provision for title claim losses in the 2012 period is an $11 million impairment recorded on an asset previously recouped as part of a claim settlement.

	2013	2012	2011
Provision for claim losses as a percentage of title insurance premiums:
Current year	5.3%	5.5%	5.8%
Prior years	1.7	1.5	1.0
Total provision	7.0%	7.0%	6.8%
Actual claims payments are made up of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ending December 31, 2013	$323	$162	$(82)	$403
Year ending December 31, 2012	345	182	(94)	433
Year ending December 31, 2011	361	215	(56)	520

As of December 31, 2013, the recorded reserve for title insurance claims losses was $1.6 billion, which was approximately $0.07 billion below the central estimate provided by our actuary, but within the provided actuarial range of $1.5 billion to $1.8 billion. We believe that our recorded reserves are reasonable and represent our best estimate. In reaching this conclusion, we considered the following qualitative factors.
As noted above, our recorded reserves were below the mid-point of the range of our actuarial estimates as of December 31, 2013. Management is comfortable with our recorded position as we have seen significant positive developments in certain actuarial models relating primarily to the acceleration of claims processing and claims related expense development which are not given full weight in our actuary's consolidated model. Claims management expenses have decreased due to management initiatives related to use of outside counsel and their fees and additional use of internal counsel in handling claims matters. These developments are not yet fully reflected in our actuarial analysis. This positive development in claims management expenses has been somewhat offset by claim loss payments that were greater than the claims projected to be paid in the model utilized by our actuary primarily related to the high volume policy years 2005-2008. We believe that this development related to the fact that these policy years have higher loss ratios and that the reporting of these claims has been accelerated. The reasons for higher loss payments and payment acceleration are as follows:

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
Some traditional actuarial methods, such as paid loss development, are particularly sensitive to distortions in payment activity. We believe that the high level of foreclosure activity over the past four years is accelerating the reporting of claims, particularly lender claims, thereby increasing paid losses and expenses. As a result, a paid loss development approach may temporarily overstate ultimate cost projections. We believe that losses and expenses related to this accelerated claims activity, specifically losses relating to lender policies, will have a shorter duration and that expected payments relating to these policy years will eventually return to or perhaps even drop below historical levels. We have also seen positive development relating to the 2009 through 2013 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. In addition we have seen significant positive development in residential owners policies due to increased payments on residential lenders policies which inherently limit the potential loss on the related owners policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Along with the positive development on claims management expenses, our ending open claim inventory decreased from approximately 30,000 claims at December 31, 2012 to approximately 24,000 claims at December 31, 2013. If actual claims loss development is worse than currently expected and is not offset by other positive factors, such as continued improvement in claims management expenses and the other factors mentioned above, it is reasonably possible that our recorded reserves may fall outside a reasonable range of our actuary's central estimate, which may require additional reserve strengthening in future periods.
As of December 31, 2012 and 2011, our recorded reserves were $1.7 billion and $1.9 billion, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries.
An approximate $42 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2013 title premiums of $4,152 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2013, would result in an increase (decrease) in our provision for title claim losses of approximately $164 million.
Valuation of Investments.  We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our intent and need to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio or by using other qualitative factors. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we do not anticipate having the need or intent to sell prior to maturity. Unrealized losses on investments in equity securities, preferred stock and fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the intent or ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. We believe that our monitoring and analysis has provided for the proper recognition of other-than-temporary impairments over the past three-year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Foreign government bonds	—	43	—	43
Mortgage-backed/asset-backed securities	—	109	—	109
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign exchange contracts	—	4	—	4
Interest rate swap contracts	—	2	—	2
Total assets	$209	$3,043	$38	$3,290

Liabilities:
Commodity contracts	$—	$2	$—	$2
Interest rate swap contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$139	$—	$139
State and political subdivisions	—	1,300	—	1,300
Corporate debt securities	—	1,499	—	1,499
Foreign government bonds	—	48	—	48
Mortgage-backed/asset-backed securities	—	154	—	154
Preferred stock available for sale	109	108	—	217
Equity securities available for sale	138	—	—	138
Other long-term investments	—	—	41	41
Foreign exchange contracts	—	6	—	6
Commodity contracts	—	1	—	1
Total	$247	$3,255	$41	$3,543

Liabilities:
Commodity contracts	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are:

•	U.S. government and agencies: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers.

•
State and political subdivisions: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers. Factors considered include relevant trade information, dealer quotes and other relevant market data.

•
Corporate debt securities: These securities are valued based on dealer quotes and related market trading activity. Factors considered include the bond's yield, its terms and conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news.

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•
Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable US Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 2 fair value measures for our interest rate swap, foreign exchange contracts, and commodity contracts are valued using the income approach. This approach uses techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $38 million at December 31, 2013 and 2012, and fair value of $38 million and $41 million at December 31, 2013 and 2012, respectively. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. The structured notes are classified as Other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2013.
During the years ended December 31, 2013, 2012 and 2011, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $1 million, $3 million, and $17 million, respectively. Impairment charges during all three years, related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.
Included in our Investments as of December 31, 2013 are various holdings in Foreign securities as follows (in millions):

	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Available for sale securities:
Australia	$50	$48	$2	$—	$50
Belgium	19	18	1	—	19
Canada	60	61	1	(2)	60
France	6	6	—	—	6
Germany	33	33	—	—	33
Ireland	14	14	—	—	14
Japan	31	31	—	—	31
Netherlands	20	20	—	—	20
Norway	2	2	—	—	2
Spain	5	5	—	—	5
Switzerland	5	5	—	—	5
United Kingdom	60	59	1	—	60
Other long-term investments:
France	25	25	—	—	25
United Kingdom	13	13	—	—	13
Total	$343	$340	$5	$(2)	$343
We have reviewed all of these securities as of December 31, 2013 and do not believe that there is a risk of credit loss as these securities are in a gross unrealized gain position of $5 million and a gross unrealized loss position of $2 million. We held no European sovereign debt at December 31, 2013.
Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2013 and 2012, goodwill aggregated $1,901 million and $1,908 million, respectively. The majority of our goodwill as of December 31, 2013 and 2012 relates to goodwill recorded in connection with the Chicago Title merger in 2000. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2013, 2012, or 2011. As of December 31, 2013, we have determined that our goodwill has a fair value which substantially exceeds our carrying value.
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
We recorded no impairment expense related to other intangible assets in 2013, 2012, or 2011.
Revenue Recognition.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70-80% reported within three months following closing, an additional 10-20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, of agent premiums earned in 2013, 76.2% of agent premiums earned in 2012 and 77.1% of agent premiums earned in 2011.We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2013 and 2012, and 6.8% for 2011, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was a decrease of $7 million for the year ended December 31, 2013, less than $1 million for the year ended 2012 and an increase of $8 million for the year ended 2011. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $74 million and $90 million at December 31, 2013 and 2012, respectively, which represents agency premiums of approximately $364 million and $438 million at December 31, 2013 and 2012, respectively, and agent commissions of $290 million and $348 million at December 31, 2013 and 2012, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
Accounting for Income Taxes.  As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as expense within Income tax expense in the Consolidated Statement of Earnings. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.
Certain Factors Affecting Comparability
Year ended December 31, 2012.  During the third quarter of 2012, we acquired 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's; we have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. We have consolidated the results of ABRH as of May 11, 2012.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$1,800	$1,732	$1,427
Agency title insurance premiums	2,352	2,101	1,830
Escrow, title-related and other fees	1,737	1,676	1,393
Auto parts revenue	1,127	417	—
Restaurant revenue	1,408	908	—
Interest and investment income	129	144	143
Realized gains and losses, net	12	187	7
Total revenue	8,565	7,165	4,800
Expenses:
Personnel costs	2,134	1,863	1,568
Agent commissions	1,789	1,600	1,411
Other operating expenses	1,319	1,287	1,064
Cost of auto parts revenue	947	350	—
Cost of restaurant revenue	1,204	773	—
Depreciation and amortization	137	104	73
Provision for title claim losses	291	279	222
Interest expense	93	74	57
Total expenses	7,914	6,330	4,395
Earnings from continuing operations before income taxes and equity in (loss) earnings of unconsolidated affiliates	651	835	405
Income tax expense	205	245	131
Equity in (loss) earnings of unconsolidated affiliates	(26)	10	10
Net earnings from continuing operations	$420	$600	$284
Orders opened by direct title operations (in 000's)	2,181	2,702	2,140
Orders closed by direct title operations (in 000's)	1,708	1,867	1,514
 Revenues.
Total revenue in 2013 increased $1,400 million compared to 2012, reflecting an increase in the Fidelity National Title Group, Remy, and Restaurant Group segments and both the FNF and Portfolio Company Corporate and Other segments. Total revenue in 2012 increased $2,365 million compared to 2011, reflecting an increase in the Fidelity National Title Group segment and the FNF Corporate and Other segment as well as the addition of the Remy and Restaurant group segments, offset by a slight decrease in the Portfolio Company Corporate and Other segment.
Escrow, title-related and other fees increased $61 million in 2013 compared to 2012, consisting of a decrease of $16 million in the Fidelity National Title Group segment and increases of $5 million in the FNF Corporate and Other segment and $72 in the Portfolio Company Corporate and Other segment. Escrow, title-related and other fees increased $283 million in 2012 compared to 2011, consisting of an increase of $276 million in the Fidelity National Title Group segment and $11 million in the FNF Corporate and Other segment and offset by a decrease of $4 million in the Portfolio Company Corporate and Other segment.
Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexander's. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $129 million, $144 million, and $143 million for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in 2013 as compared to 2012 is due to decreased bond yield and holdings. Effective return on average invested assets, excluding realized gains and losses, was 4.1%, 4.4%, and 4.3% for the years ended December 31, 2013, 2012, and 2011, respectively.
Net realized gains and losses totaled $12 million, $187 million, and $7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The net realized gain for the year ended December 31, 2013 includes an $11 million gain on the sale of FIS stock, a $10 million gain on individually insignificant portfolio sales, a $5 million net gain on sales of preferred stock, and a $3 million gain on the settlement of a mortgage loan at J. Alexander's. These gains were offset by a $3 million loss on the structured notes, $4 million in title plant impairments, a $3 million loss on debt extinguishment at Remy, and $7 million in other individually immaterial impairments and net losses. The net realized gain for the year ended December 31, 2012 includes a $73 million gain on the consolidation of ABRH and O'Charley's, a $48 million bargain purchase gain on the acquisition of O'Charley's, a $78 million gain on the consolidation of Remy, and $16 million in net gains from the sale of other various investments and assets, offset by a $6 million impairment on land held at our majority-owned affiliate Cascade Timberlands, a $6 million loss on the early extinguishment of our 5.25% bonds, $3 million impairment charges on investments determined to be other-than-temporarily impaired and a $13 million impairment for title plants no longer in use. The net realized gain for the year ended December 31, 2011 includes $28 million net gains on various investments and other assets, offset by a $4 million decrease in the value of our structured notes and $17 million in impairment charges on investments determined to be other-than-temporarily impaired.
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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs totaled $2,134 million, $1,863 million, and $1,568 million for the years ended December 31, 2013, 2012 and 2011, respectively. Personnel costs increased $271 million, or 14.5%, for the year ended December 31, 2013 from the 2012 period, with increases of $94 million in the Fidelity National Title Group segment, $8 million in the FNF Corporate and Other segment,$22 million from the Restaurant Group segment , $57 million from the Remy segment and $90 million in the Portfolio Company Corporate and Other segment. Personnel costs increased $295 million, or 18.8% for the year ended December 31, 2012 from the 2011 period, with an increase of $226 million in the Fidelity National Title Group segment, $13 million in the Portfolio Company Corporate and Other segment, and an additional $29 million and $43 million from the Remy and Restaurant Group segments, respectively. These increases were offset by a $16 million decrease in the FNF Corporate and Other segment. Personnel costs as a percentage of total revenues were 24.9%, 26.0%, and 32.7% for the years ended December 31, 2013, 2012, and 2011, respectively. Average employee count, excluding Remy and the Restaurant Group, was 19,722, 18,719 and 17,330 for the years ended December 31, 2013, 2012, and 2011, respectively. In 2012 there were 33,859 employees added with the consolidation of the Restaurant group and 6,631 employees added with the consolidation of Remy. As of December 31, 2013, average employee count was 6,602 at Remy and 33,389 at the Restaurant Group. Included in personnel costs is stock-based compensation expense of $35 million, $27 million, and $27 million for the years ended December 31, 2013, 2012, and 2011, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and trade and notes receivable allowances. Other operating expenses as a percentage of direct title insurance premiums and escrow, title-related and other fees were 37.3%, 37.8%, and 37.7% for the years ended December 31, 2013, 2012, and 2011, respectively. Other operating expenses increased $32 million or 2.5% in 2013 from 2012, reflecting increases of $34 million in the FNF Corporate and Other segment, $28 million in the Remy segment, and $8 million in the Portfolio Company Corporate and Other segment, offset by decreases of $32 million in the Fidelity National Title Group segment, and $6 million in the Restaurant Group segment. The increase in the FNF Corporate and Other segment is due mainly to a $20 million charge related to an employee litigation matter as well as $16 million in expenses related to the acquisition of LPS. The increase in the Remy segment is mainly due to the fact that 2013 is the first full year for which the results of Remy have been consolidated. The increase in the Portfolio Company Corporate and Other segment is mainly due to $11 million additional expenses related to Digital Insurance. In the Fidelity National Title Group segment, the decrease in other operating expenses was due mainly to decreases in cost of sales, title plant maintenance and premium taxes. The decrease in the Restaurant Group is primarily related to a decrease in transaction and integration costs from 2012 to 2013. Other operating expenses increased $223 million or 21.0% in 2012 from 2011, reflecting increases of $122 million in the Fidelity National Title Group segment and $9 million in the FNF Corporate and Other segment, $3 million in the Portfolio Company Corporate and Other segment, as well as an additional $18 million from the Remy segment and $71 million from the Restaurant Group segment. In the Fidelity National Title Group segment, the increase was due mainly to increases in cost of sales, consistent with the increases in revenue. Other operating expenses for the years ended December 31, 2013, 2012 and 2011, included $1 million, $2 million and $1 million, respectively, in abandoned lease charges relating to office closures.
Cost of auto parts revenue includes cost of raw materials, payroll and related costs and expenses directly related to manufacturing, and overhead expenses allocated to the costs of production such as depreciation and amortization at Remy. Remy results of operations are discussed in further detail at the segment level below.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, seafood, poultry, dairy and alcoholic and non-alcoholic beverages net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities and restaurant operating costs including occupancy and other expenses at the restaurant level. The Restaurant Group results of operations are discussed in further detail at the segment level below.
Depreciation and amortization increased $33 million in 2013 from 2012, mainly due to additional expense of $21 million in the Remy and Restaurant group segments as 2013 includes a full year of depreciation and amortization for these segments. Depreciation and amortization increased $31 million in 2012 from 2011 mainly relating to the additional $36 million depreciation expense from our Remy and Restaurant Group segments added during the year, offset by a decrease due to older assets being fully depreciated.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses. The provision for title claim losses is discussed in further detail below at the segment level.
Interest expense for the years ended December 31, 2013, 2012, and 2011 was $93 million, $74 million, and $57 million, respectively. The increase in 2013 from 2012 is due to additional expense of $14 million from the interest incurred on the 5.50% notes issued in August of 2012, as 2013 included a full year of interest on these notes. Also contributing to the increase was increased expense from Remy and the Restaurant Group of $15 million versus 2012, as 2013 was the first full year that we have consolidated these operations. This was offset by $9 million less in interest expense on the 5.25% notes that were paid during the third quarter of 2012. The increase in 2012 from 2011 is due to additional interest incurred on the 5.50% notes issued in August of 2012, as well as additional interest expense of $13 million from our Remy and Restaurant Group segments added during the year.
 Income tax expense was $205 million, $245 million, and $131 million for the years ended December 31, 2013, 2012, and 2011, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 was 31.5%, 29.3%, and 32.4%, respectively. The fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income. The increase in the effective tax rate in 2013 from 2012 is due to the inclusion of a one-time tax benefit related to the bargain purchase gain on the O'Charley's acquisition and the consolidation of Remy in the 2012 rate.
 Equity in (losses) earnings of unconsolidated affiliates was $(26) million, $10 million, and $10 million for the years ended December 31, 2013, 2012, and 2011, respectively, and consisted of our equity in the net earnings (losses) of Ceridian, Remy prior to its consolidation in August 2012, and other investments in unconsolidated affiliates. The decrease in 2013 is due mainly to our share of the larger losses at Ceridian, which include $17 million in non-recurring costs relating to the write off of a deferred tax asset and debt extinguishment costs.

Segment Results of Operations
FNF Core Operations
 Fidelity National Title Group
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Revenues:
Direct title insurance premiums	$1,800	$1,732	$1,427
Agency title insurance premiums	2,352	2,101	1,830
Escrow, title-related and other fees	1,597	1,613	1,337
Interest and investment income	127	139	142
Realized gains and losses, net	18	1	7
Total revenue	5,894	5,586	4,743
Expenses:
Personnel costs	1,832	1,738	1,512
Other operating expenses	1,096	1,128	1,006
Agent commissions	1,789	1,600	1,411
Depreciation and amortization	65	64	70
Provision for title claim losses	291	279	222
Interest expense	—	1	1
Total expenses	5,073	4,810	4,222
Earnings before income taxes	$821	$776	$521
Total revenues in 2013 increased $308 million or 5.5% compared to 2012. Total revenues in 2012 increased $843 million or 17.8% compared to 2011.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$1,800	43.4%	$1,732	45.2%	$1,427	43.8%
Title premiums from agency operations	2,352	56.6	2,101	54.8	1,830	56.2
Total title premiums	$4,152	100.0%	$3,833	100.0%	$3,257	100.0%
In 2013, the proportion of agency premiums to direct premiums increased, with agency premiums comprising 56.6% of total premiums in 2013, compared with 54.8% in 2012. In 2012 the proportion of agency premiums to direct premiums decreased to 54.8% of total premiums, compared with 56.2% in 2011.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2013	2012	2011

Opened title insurance orders from purchase transactions (1)	46.1%	34.7%	42.8%
Opened title insurance orders from refinance transactions (1)	53.9	65.3	57.2
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	42.6%	35.9%	41.8%
Closed title insurance orders from refinance transactions (1)	57.4	64.1	58.2
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
The increase of $68 million in title premiums from direct operations in 2013 was primarily due to an increase in fee per file. In 2013, mortgage interest rates have remained consistent with the low levels experienced in 2012 and 2011. Closed order volumes were 1,708,000 and 1,867,000 in the years ending 2013 and 2012, respectively. The average fee per file in our direct operations was $1,660 and $1,487 in the years ending 2013 and 2012, respectively, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file, as well as a higher average fee per file on commercial transactions in 2013 versus the 2012 period. The increase of $305 million in title premiums from direct operations in 2012 compared to 2011 was due primarily to an increase in refinance orders and an increase in commercial transactions during the year. Closed order volumes were 1,867,000 and 1,514,000 in the years ending 2012 and 2011, respectively. The average fee per file in our direct operations was $1,487 and $1,489 in the years ending 2012 and 2011, respectively. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions generally involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions typically only require a lender’s policy, resulting in lower fees. The fee per file will also increase as the proportion of commercial orders increases and as residential properties appreciate, which increases the value of the amount insured.
The increase of $251 million and $271 million in agency premiums in 2013 and 2012 is primarily the result of an increase in remitted agency premiums related to the mix of business. Our percentage of title premiums from agency operations compared to direct operations has increased due to our agency operations typically garnering a higher percentage of purchase transactions and a lower percentage of commercial and refinance transactions. The increase in 2013 and 2012 was primarily due to strengthening in the residential purchase market.
In the Fidelity National Title Group segment, escrow fees, which are more directly related to our direct operations, decreased $16 million, or 2.3%, in 2013 compared to 2012 primarily due to a decrease at a division of our ServiceLink business that handles default services. Escrow fees in the Fidelity National Title Group segment increased $148 million, or 26.4%, in 2012 compared to 2011 due to the increase in direct title premiums over the prior year. Other fees in the Fidelity National Title Group segment, excluding escrow fees, increased $128 million, or 16.5%, in 2012 compared to 2011 primarily due to an increase in revenues from refinance and commercial transactions as well as increases in our other title related businesses, consistent with the title operations.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. In the Fidelity National Title Group segment the increase of $94 million in 2013 from 2012 is due to an increase in employee levels, higher bonuses and commissions, as well as an increase in average annualized personnel cost which correspond to increases in closed order counts and revenues. The increase in personnel costs of $226 million in 2012 from 2011 is due mainly to increases in open and closed order counts. Average employee count in the title segment increased to 19,722 in 2013 from 18,509 in 2012 and increased in 2012 from 17,036 in 2011. Personnel costs in the title segment as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 53.9%, 52.0% and 54.7% for the years ended December 31, 2013, 2012, and 2011, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,352	100.0%	$2,101	100.0%	$1,830	100.0%
Agent commissions	1,789	76.1	1,600	76.2	1,411	77.1
Net retained agent premiums	$563	23.9%	$501	23.8%	$419	22.9%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums remained consistent with 2012. Net margin from agency title insurance premiums we retain as a percentage of total agency premiums increased from 22.9% in 2011 to 23.8% in 2012. The increase in 2012 is due primarily to the modification of various agency agreements since 2010 which resulted in an increase to our retained premium including our move to an 80%/20% split in New York.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. We monitor our claims loss experience on a continual basis and adjust the provision for title claim losses accordingly as new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into the analysis of the reserve for claim losses. The claim loss provision for title insurance was $291 million, $279 million, and $222 million for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts reflected average claim loss provision rates of 7.0% for 2013 and 2012, and 6.8% of title premiums for 2011. The claim loss provision for 2012 also includes an $11 million impairment recorded on an asset previously recouped as part of a claim settlement. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations. The FNF Corporate and Other segment generated revenues of $56 million, $45 million and $39 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Revenues increased $11 million, or 24.4%, and $6 million, or 15.4%, in 2013 and 2012, respectively.
Personnel costs were $37 million, $29 million, and $45 million for the years ended December 31, 2013, 2012, and 2011, respectively.
This segment generated pretax losses of $145 million, $107 million and $115 million for the years ended December 31, 2013, 2012, and 2011, respectively. The 2013 period includes a $20 million charge related to an employee litigation matter as well as $16 million in expenses related to the acquisition of LPS, and a $10 million executive separation charge.

Portfolio Company Investments
Remy
The results of this segment reflected in the year ended December 31, 2013, reflect results of Remy and subsidiaries which were initially consolidated on August 14, 2012.

	Year Ended December 31,
	2013	2012
	(In millions)
Revenues:
Auto parts revenue	$1,127	$417
Interest and investment income	2	1
Realized gains and losses, net	(4)	79
Total revenues	1,125	497
Expenses:
Personnel costs	86	29
Cost of auto parts revenue, includes $72 and $27 of depreciation and amortization in the years ended December 31, 2013 and 2012	947	350
Other operating expenses	46	18
Depreciation and amortization	4	1
Interest expense	20	10
Total expenses	1,103	408
Earnings from continuing operations before income taxes	$22	$89
The year ended December 31, 2013 is the first full twelve-month period for which operating results for Remy have been consolidated. Remy's 2013 revenues decreased due to decreased volume in the original equipment and hybrid divisions, partially offset by an increase in light vehicle aftermarket and favorable foreign currency effects. Remy's cost of sales remained flat at 84% of revenue. The results of the Remy segment for the year ending December 31, 2013 were negatively affected by $3 million in debt extinguishment charges, $4 million of restructuring charges and a $7 million charge to Personnel costs for a one-time executive separation payment made to Remy's former Chief Executive Officer. Prior to consolidation of Remy on August 14, 2012, we previously held a $179 million investment in Remy, which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $78 million realized gain during the year ended December 31, 2012. Results for the year ended December 31, 2012, were negatively affected by a one-time mark-to-market fair value adjustment to Remy's finished goods inventory recorded in the third quarter as a result of the purchase accounting related to the Remy acquisition, and $5 million of restructuring costs incurred during the year.

Restaurant Group
The year ended December 31, 2013 is the first full twelve-month period for which operating results for the Restaurant Group segment have been consolidated. The results for the year ended December 31, 2012 reflect results of O'Charley's Inc. and subsidiaries as of the date of acquisition, April 9, 2012 through December 31, 2012, the results of ABRH as of the date of merger with O'Charley's, May 11, 2012 through December 31, 2012, as well as the results of J. Alexander's as of the date of acquisition, September 26, 2012 through December 31, 2012.

	Year Ended December 31,
	2013	2012
	(In millions)
Revenues:
Restaurant revenue	$1,408	$908
Realized gains and losses, net	(1)	119
Total revenues	1,407	1,027
Expenses:
Personnel costs	65	43
Cost of restaurant revenue	1,204	773
Other operating expenses	65	71
Depreciation and amortization	53	35
Interest expense	8	3
Total expenses	1,395	925
Earnings from continuing operations before income taxes	$12	$102
During 2013, the Restaurant Group achieved moderate revenue growth from operating activities since 2012 including positive same store sales in the fourth quarter at O'Charley's for the first time since its acquisition. The Restaurant Group also completed their integration and began to see expense savings from synergies identified between the legacy ABRH and O'Charley's companies. Also included in the Restaurant Group's 2013 results were $7 million of transaction and integration costs included in Other operating expenses.
Prior to its consolidation on April 9, 2012, we held a $14 million investment in common stock of O'Charley's, Inc., which was included in Equity securities available for sale on the Consolidated Balance Sheet and a $37 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $73 million realized gain during the year ended December 31, 2012. We also recognized a $48 million bargain purchase gain relating to the acquisition of O'Charley's. See Note B in the Notes to Consolidated Financial Statements for further discussion. Also included in the results of operations of the Restaurant Group for the year ended December 31, 2012 were $19 million of acquisition, transaction, and integration costs related to the O'Charley's tender offer and the subsequent merger with ABRH.
Portfolio Company Corporate and Other
The Portfolio Company Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, Cascade Timberlands and other smaller operations. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our Portfolio Company investments. The Portfolio Company Corporate and Other segment generated revenues of $90 million, $11 million, and $18 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Revenues increased $79 million in 2013 compared to 2012 and decreased $7 million in 2012 compared to 2011. The increase in 2013 was mainly attributable to the addition of Digital Insurance at the end of 2012, which contributed $69 million in revenue during 2013.
Personnel costs were $114 million in 2013, $24 million in 2012 and $11 million in 2011. Personnel costs in 2013 include a $54 million accrual for our LTIP. Also included in 2013 were $43 million of personnel costs at Digital Insurance. Personnel costs in 2012 include an $10 million accrual for the LTIP.
This segment generated pretax losses of $59 million, $25 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The change in pretax earnings in all periods is primarily related to the additional LTIP expense. The 2012 period includes a $6 million impairment on land held at Cascade Timberlands.

Intercompany Eliminations
In our segment results, which are documented above, we have eliminated transactions between our operating segments which mainly relate to intercompany notes between Fidelity National Financial, Inc., the parent company, and subsidiaries which were entered into during 2012. The related interest has also been eliminated. For the year ending December 31, 2013, interest income on the FNF Corporate and Other segment of $7 million was eliminated against interest expense of $3 million, $1 million and $3 million on the Portfolio Company Corporate and Other, Remy and Restaurant Group segments, respectively. For the year ending December 31, 2012, interest income on the FNF Corporate and Other segment of $1 million was eliminated against interest expense of $1 million on Remy segments.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.66 per share during 2013, or approximately $153 million. On January 28, 2014, our Board of Directors formally declared an $0.18 per share cash dividend that is payable on March 31, 2014 to stockholders of record as of March 17, 2014. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2013, $1,909 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2014, our title insurance subsidiaries can pay or make distributions to us of approximately $308 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
We are focused on evaluating our non-core assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash. On January 31, 2014, our Board of Directors approved a plan to create a tracking stock for our Portfolio Company Investments. We would contribute these Portfolio Company Investments into a new subsidiary, FNFV, and create and distribute a class of shares to FNF shareholders that tracks the performance of FNFV.  The primary portfolio company investments that will be contributed to FNFV includes our equity interests in Remy, ABRH, J. Alexander's, Ceridian, and Digital Insurance. We also intend to provide $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in an intercompany loan upon formation of the tracking stock.  All additional investments in existing portfolio companies and any new portfolio company investments will be funded and managed by FNFV.  Cash flow from FNF's core operations will be used to reinvest in core operations, repay debt, pay dividends and repurchase stock.  During 2011, we were able to increase our liquidity through the sale of our flood and at-risk insurance businesses, which generated approximately $120 million during 2011 and $195 million in 2012 in net cash proceeds. During 2011, we were able to create additional liquidity through the 2010 sale of our 32% interest in Sedgwick, which generated cash proceeds of approximately $32 million in 2011.
 Our cash flows provided by operations for the years ended December 31, 2013, 2012, and 2011 were $484 million, $620 million and $110 million, respectively. The decrease in cash provided by operations of $136 million from 2013 to 2012 is primarily due to $16 million in transaction costs related to the acquisition of LPS, a $20 million employee litigation payment, a $12 million increase in prepaid assets, a $7 million payment for an executive severance payment at Remy, a $14 million final payment on a legal settlement and the remainder is attributable to the decrease in operating earnings.The increase in cash provided by operations of $510 million from 2011 to 2012 is due primarily to increased earnings from continuing operations in 2012 as well as lower title claim payments in 2012 compared to 2011.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $145 million, $79 million and $36 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase from 2012 to 2013 is due to increased capital expenditures of $30 million in the Fidelity National Title Group segment, $10 million of which related to building a new headquarters building for our ServiceLink division during 2013 and $11 million of software development costs at our ServiceLink division in 2013. An additional $36 million of capital expenditures were made in our Remy and Restaurant Group segment, primarily related to remodeling efforts in our Restaurant Group and Remy's expansion of a manufacturing facility in China. The increase from 2011 to 2012 is mainly due to $36 million in additions from our Remy and Restaurant Group segments, including capital expenditures in our Restaurant Group segment to remodel existing locations.
 Financing. For a description of our financing arrangements see Note J to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II, Item 7.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2012 and 2013, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005.
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
As of December 31, 2013, our required annual payments relating to these contractual obligations were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Notes payable	$18	$13	$13	$332	$304	$661	$1,341
Operating lease payments	178	150	123	101	76	298	926
Pension and other benefit payments	21	22	21	20	19	125	228
Title claim losses	325	260	185	144	105	617	1,636
Unconditional purchase obligations	178	45	23	4	—	—	250
Other	69	68	68	54	30	126	415
Total	$789	$558	$433	$655	$534	$1,827	$4,796
As of December 31, 2013, we had title insurance reserves of $1,636 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
 The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2013 to determine the amount of the obligations.
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
Other contractual obligations include estimated future interest payments on our outstanding debt and an investment commitment entered into in 2013 for $35 million to be made in the future, of which $29 million is outstanding as of December 31, 2013.
The above table does not include the debt we incurred on January 2, 2014 in connection with the LPS acquisition, as described above in Note J of the Notes to Consolidated Financial Statements.
Capital Stock Transactions.  Subsequent to year end, on January 2, 2014 as part of the LPS Acquisition, we issued 25,920,078 shares of FNF common stock as consideration for the LPS Acquisition to the former shareholders of LPS.
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS Acquisition on January 2, 2014.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that could be repurchased under the program. This program expired July 31, 2012, and we repurchased a total of 16,528,512 shares for $243 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2013, we repurchased a total of 1,400,000 shares for $34 million, or an average of $24.14 per share, under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2014. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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

The balance of equity securities includes an investment in FIS stock, which we purchased on October 1, 2009 pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. As of December 31, 2013, we owned 1,303,860 shares. The fair value of this investment was $70 million and $56 million as of December 31, 2013 and 2012, respectively.
Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2013 of $71 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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
At December 31, 2013, we had $1,323 million in long-term debt, of which $319 million bears interest at a floating rate. Our fixed maturity investments, certain preferred stocks and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. However, except for Remy as described below, we do not currently use derivative financial instruments to hedge these risks.
On March 27, 2013, Remy entered into a new undesignated interest rate swap agreement of $72 million of the outstanding principal loan balance under which Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.05% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Earnings.
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
The interest rate swaps reduce Remy's overall interest rate risk.
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
Remy had thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 6,368 metric tons of copper. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2013, we held $136 million in marketable equity securities (not including our investments in preferred stock of $151 million at December 31, 2013 and our Investments in unconsolidated affiliates, which amounted to $357 million at December 31, 2013). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
In addition to our equity securities, fixed maturity investments and borrowings, we hold structured notes which were purchased during 2009 with a par value of $38 million and fair value of $41 million at December 31, 2013. These instruments are subject to market risks including commodity price risk. The fair value of these instruments represents exit prices obtained from a proprietary valuation model utilized by the trading desk of a broker-dealer. The fair value of the structured notes is subject to various assumptions utilized in the valuation model, including the underlying value of the relevant commodities index. The structured notes are held for general investment purposes and represent one percent of our total investment portfolio. In part because of the relatively small size of this investment, we do not believe that an adverse change in the relevant commodity prices, foreign exchange rates or interest rates on which the value of the notes depends would likely have a material effect on our financial position, and therefore we have not provided a sensitivity analysis for these instruments.
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
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result Remy's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. Remy generally uses natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. See Note E for further discussion.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 32.8% of total liabilities at December 31, 2013) is not included in the hypothetical effects.

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2013 and December 31, 2012, are as follows:
 Interest Rate Risk
At December 31, 2013, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred stock which are tied to interest rates of $89 million as compared with a (decrease) increase of $111 million at December 31, 2012.
Additionally, for the years ended December 31, 2013 and 2012, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in no decrease in the interest expense on our average outstanding floating rate debt as the current LIBOR rate is less than 1%. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense of our average outstanding floating rate debt of $1 million for the year ended December 31, 2013, which is consistent with the increase of $1 million for the year ended December 31, 2012.
Equity Price Risk
At December 31, 2013, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $27 million, as compared with an increase (decrease) of $28 million at December 31, 2012.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP

February 28, 2014
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/  KPMG LLP

February 28, 2014
Jacksonville, Florida
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2013 and 2012, includes pledged fixed maturities of $261 and $275, respectively, related to secured trust deposits	$2,959	$3,140
Preferred stock available for sale, at fair value	151	217
Equity securities available for sale, at fair value	136	138
Investments in unconsolidated affiliates	357	392
Other long-term investments	162	104
Short-term investments	26	62
Total investments	3,791	4,053
Cash and cash equivalents, at December 31, 2013 and 2012, includes pledged cash of $339 and $266, respectively, related to secured trust deposits	1,969	1,132
Trade and notes receivables, net of allowance of $21 and $22 at December 31, 2013 and 2012, respectively	482	479
Goodwill	1,901	1,908
Prepaid expenses and other assets	721	678
Other intangible assets, net	619	651
Title plants	370	374
Property and equipment, net	645	628
Income taxes receivable	26	—
Total assets	$10,524	$9,903

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities, at December 31, 2013 and 2012, includes accounts payable to related parties of $3 and $5, respectively	$1,291	$1,308
Income taxes payable	—	103
Notes payable	1,323	1,344
Reserve for title claim losses	1,636	1,748
Secured trust deposits	588	528
Deferred tax liability	144	123
Total liabilities	4,982	5,154
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2013 and 2012; issued 292,289,166 shares and 268,541,117 shares at December 31, 2013 and 2012, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,642	4,018
Retained earnings	1,096	849
Accumulated other comprehensive earnings	37	59
Less: treasury stock, 41,948,518 shares and 39,995,513 shares as of December 31, 2013 and 2012, respectively, at cost	(707)	(658)
Total Fidelity National Financial, Inc. shareholders’ equity	5,068	4,268
Noncontrolling interests	474	481
Total equity	5,542	4,749
Total liabilities and equity	$10,524	$9,903

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2013	2012	2011
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$1,800	$1,732	$1,427
Agency title insurance premiums	2,352	2,101	1,830
Escrow, title-related and other fees	1,737	1,676	1,393
Auto parts revenue	1,127	417	—
Restaurant revenue	1,408	908	—
Interest and investment income	129	144	143
Realized gains and losses, net	12	187	7
Total revenues	8,565	7,165	4,800
Expenses:
Personnel costs	2,134	1,863	1,568
Agent commissions	1,789	1,600	1,411
Other operating expenses	1,319	1,287	1,064
Cost of auto parts revenue, includes $72 and $27 of depreciation and amortization in the years ended December 31, 2013 and 2012	947	350	—
Cost of restaurant revenue	1,204	773	—
Depreciation and amortization	137	104	73
Provision for title claim losses	291	279	222
Interest expense	93	74	57
Total expenses	7,914	6,330	4,395
Earnings from continuing operations before income taxes and equity in (loss) earnings of unconsolidated affiliates	651	835	405
Income tax expense on continuing operations	205	245	131
Earnings from continuing operations before equity in (loss) earnings of unconsolidated affiliates	446	590	274
Equity in (loss) earnings of unconsolidated affiliates	(26)	10	10
Net earnings from continuing operations	420	600	284
(Loss) earnings from discontinued operations, net of tax	(1)	12	95
Net earnings	419	612	379
Less: Net earnings attributable to non-controlling interests	17	5	10
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$402	$607	$369
Earnings per share:
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.75	$2.70	$1.25
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	0.05	0.43
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.75	$2.75	$1.68
Weighted average shares outstanding, basic basis	230	221	219
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$1.71	$2.64	$1.22
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	0.05	0.43
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1.71	$2.69	$1.65
Weighted average shares outstanding, diluted basis	235	226	223
Dividends per share	$0.66	$0.58	$0.48
Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to Fidelity National Financial, Inc. common shareholders	$403	$595	$274
Net earnings from discontinued operations, attributable to Fidelity National Financial, Inc. common shareholders	(1)	12	95
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$402	$607	$369
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net earnings	$419	$612	$379
Other comprehensive earnings (loss) (net of tax):
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	(33)	41	24
Unrealized (loss) gain relating to investments in unconsolidated affiliates	(15)	23	(6)
Unrealized (loss) gain on foreign currency translation and cash flow hedging	(2)	6	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	4	(13)	(27)
Minimum pension liability adjustment	24	8	(10)
Other comprehensive (loss) earnings	(22)	65	(20)
Comprehensive earnings	397	677	359
Less: Comprehensive earnings attributable to noncontrolling interests	17	5	10
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$380	$672	$349

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	Common Stock		Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount					Shares	Amount
	(In millions)
Balance, December 31, 2010	252	$—	$3,745		$110	$13	29	$(441)	$17	$3,444
Exercise of stock options	1	—	8		—	—	—	—	—	8
Treasury stock repurchased	—	—	—		—	—	5	(86)	—	(86)
Issuance of convertible notes, net of deferred taxes of $8 and issuance costs of $1	—	—	13		—	—	—	—	—	13
Tax benefit associated with the exercise of stock-based compensation	—	—	6		—	—	—	—	—	6
Issuance of restricted stock	2	—	—		—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—		—	(3)	—	—	—	(3)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—		—	(6)	—	—	—	(6)
Other comprehensive earnings — unrealized loss on foreign currency	—	—	—		—	(1)	—	—	—	(1)
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	(10)	—	—	—	(10)
Stock-based compensation	—	—	27		—		—	—	—	27
Shares withheld for taxes and in treasury	—	—	—		—	—	—	(5)	—	(5)
Dividends declared	—	—	—		(106)	—	—	—	—	(106)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(4)	(4)
Net earnings	—	—	—		369	—	—	—	10	379
Balance, December 31, 2011	255	$—	$3,799		$373	$(7)	34	$(532)	$23	$3,656
Acquisition of O'Charley's, Inc.	—	—	11		—	—	—	—	—	11
Exercise of stock options	12	—	154		—	—	3	(63)	—	91
Treasury stock repurchased	—	—	—		—	—	2	(38)	—	(38)
Tax benefit associated with the exercise of stock-based compensation	—	—	31		—	—	—	—	—	31
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—		—	29	—	—	—	29
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—		—	23	—	—	—	23
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—		—	6	—	—	5	11
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	8	—	—	1	9
Stock-based compensation	—	—	23		—	—	—	—	4	27
Shares withheld for taxes and in treasury	—	—	—		—	—	1	(25)	—	(25)
Contributions to noncontrolling interests	—	—	—		—	—	—	—	(7)	(7)
Consolidation of previous minority-owned subsidiary	—	—	—		—	—	—	—	462	462
Dividends declared	—	—	—		(131)	—	—	—	—	(131)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(12)	(12)
Net earnings	—	—	—		607	—	—	—	5	612
Balance, December 31, 2012	268	$—	$4,018		$849	$59	40	$(658)	$481	$4,749
Equity offering	20	—	511		—	—	—	—	—	511
Exercise of stock options	3	—	61		—	—	—	—	—	61
Treasury stock repurchased	—	—	—		—	—	1	(34)	—	(34)
Tax benefit associated with the exercise of stock-based compensation	—	—	17		—	—	—	—	—	17
Issuance of restricted stock	1	—	—		—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—		—	(29)	—	—	—	(29)
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—		—	(15)	—	—	—	(15)
Other comprehensive earnings — unrealized loss on foreign currency and cash flow hedging	—	—	—		—	(2)	—	—	2	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—		—	24	—	—	2	26
Stock-based compensation	—	—	30		—	—	—	—	5	35
Shares withheld for taxes and in treasury	—	—	—		—	—	1	(15)	—	(15)
Contributions to noncontrolling interests	—	—	(4)		—	—	—	—	7	3
Consolidation of previous minority-owned subsidiary	—	—	9		—	—	—	—	(23)	(14)
Dividends declared	—	—	—		(155)	—	—	—	—	(155)
Subsidiary dividends paid to noncontrolling interests	—	—	—		—	—	—	—	(17)	(17)
Net earnings	—	—	—		402	—	—	—	17	419
Balance, December 31, 2013	292	$—	$4,642		$1,096	$37	42	$(707)	$474	$5,542
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$419	$612	$379
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	209	132	76
Equity in losses (earnings) of unconsolidated affiliates	26	(10)	(10)
Net (gain) loss on sales of investments and other assets, net	(12)	3	(11)
Gain on consolidation of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC	—	(73)	—
Bargain purchase gain on O'Charley's, Inc.	—	(48)	—
Gain on consolidation of Remy International, Inc.	—	(79)	—
Net gain on sale of at-risk and flood insurance businesses	—	—	(139)
Stock-based compensation cost	35	27	27
Tax benefit associated with the exercise of stock-based compensation	(17)	(31)	(6)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in pledged cash, pledged investments and secured trust deposits	2	—	(6)
Net (increase) decrease in trade receivables	—	(12)	16
Net decrease (increase) in prepaid expenses and other assets	(3)	49	(5)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(1)	63	(66)
Net decrease in reserve for title claim losses	(112)	(159)	(295)
Net change in income taxes	(62)	146	150
Net cash provided by operating activities	484	620	110
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	745	594	739
Proceeds from calls and maturities of investment securities available for sale	306	419	549
Proceeds from sales of other assets	1	2	6
Additions to property and equipment and capitalized software	(145)	(79)	(36)
Purchases of investment securities available for sale	(882)	(1,146)	(1,299)
Purchases of other long-term investments	(97)	(9)	—
Net proceeds from (purchases of) short-term investment activities	36	(12)	78
Net contributions to investments in unconsolidated affiliates	(20)	(23)	(21)
Dividends from unconsolidated affiliates	25	—	—
Net other investing activities	(4)	3	(4)
Proceeds from the sale of flood insurance business	—	75	120
Proceeds from the sale of Sedgwick CMS	—	—	32
Acquisition of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	—	(122)	—
Acquisition of J. Alexander's Corporation, net of cash acquired	—	(72)	—
Acquisition of Remy International, Inc., net of cash acquired	—	64	—
Proceeds from sale of at-risk insurance business	—	120	—
Acquisition of Digital Insurance, Inc. net of cash acquired	—	(98)	—
Other acquisitions/disposals of businesses, net of cash acquired	(25)	(26)	—
Net cash (used in) provided by investing activities	(60)	(310)	164
Cash Flows From Financing Activities:
Equity offering	511	—	—
Borrowings	341	679	500
Debt service payments	(359)	(557)	(516)
Additional investment in non-controlling interest	(14)	—	—
Proceeds from sale of 4% ownership interest of Digital Insurance	3	—	—
Make-whole call penalty on early extinguishment of debt	—	(6)	—
Debt issuance costs	(16)	(8)	(8)
Dividends paid	(153)	(128)	(105)
Subsidiary dividends paid to noncontrolling interest shareholders	(17)	(12)	(4)
Exercise of stock options	61	91	8
Tax benefit associated with the exercise of stock-based compensation	17	31	6
Purchases of treasury stock	(34)	(38)	(86)
Net cash provided by (used in) financing activities	340	52	(205)
Net increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	764	362	69
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	866	504	435
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$1,630	$866	$504

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Significant Accounting Policies
The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title and Alamo Title - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("Black Knight") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc., Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2013, we have five reporting segments as follows:
FNF Core Operations

•
Fidelity National Title Group. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.

•
FNF Corporate and Other. The FNF corporate and other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

Portfolio Investment Companies

•
Remy. This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

Restaurant Group. The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square. This segment also includes J. Alexander's, which includes the Stoney River Legendary Steaks ("Stoney River") concept.

•
Portfolio Company Corporate and Other. The Portfolio Company Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

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
Recent Developments
On January 31, 2014 we announced our plans to form a new tracking stock for Fidelity National Financial Ventures (“FNFV”). As a result, we have decided to begin separately reporting the results of our core operations, which includes Fidelity National Title Group, Inc. (“FNT”), and the portfolio company investments which include Remy, the Restaurant Group, Digital Insurance and other smaller operations. The portfolio company investments will comprise FNFV in the future.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $8 million, $36 million, and $41 million for the years ending December 31, 2013, 2012, and 2011, respectively. Pre-tax (loss) earnings included in discontinued operations were $(1) million for the year ended December 31, 2013 and $9 million for the years ending December 31, 2012, and 2011.
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The at-risk insurance business sale resulted in a pre-tax loss of $15 million, which was recorded in the fourth quarter of 2011. Total revenues from the at-risk insurance business included in discontinued operations are $124 million, and $163 million for the years ending December 31, 2012 and 2011, respectively. Pre-tax earnings (loss) from the at-risk insurance business included in discontinued operations are $10 million and $(24) million for the years ending December 31, 2012 and 2011, respectively.
On October 31, 2011, we completed the sale of our flood insurance business to WRM America Holdings LLC (“WRM America”) for $135 million in cash and dividends, and a $75 million seller note. The seller note was paid in full during 2012. Accordingly, the results of this business through the date of sale for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. The flood insurance business sale resulted in a pre-tax gain of approximately $154 million ($95 million after tax), which was recorded in 2011. Total revenues from the flood business included in discontinued operations was $151 million for the year ending December 31, 2011. Pre-tax earnings from the flood business included in discontinued operations was $29 million for the year ending December 31, 2011.
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
Other long-term investments consist of structured notes and various cost-method investments. The structured notes are carried at fair value as of the balance sheet dates. Fair values are based on exit prices obtained from a broker-dealer. The cost-method investments are carried at historical cost.
Short-term investments, which consist primarily of commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
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
We completed annual goodwill impairment analyses in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2013 and 2012, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.
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
We recorded no impairment expense related to other intangible assets in 2013, 2012, or 2011.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment in the years ending December 31, 2013, 2012, and 2011 and identified and recorded impairment expense of $4 million, $13 million and $3 million, respectively.
Property and Equipment
Property and equipment are recorded at cost, less depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and three to seven years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.
Remy. Property and equipment within our Remy segment are recorded at cost, less depreciation. Major expenditures that significantly extend the useful life or enhance the usability of the property, plant or equipment are capitalized. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets (fifteen to forty years for buildings and 3 to 15 years for tooling, machinery and equipment). Capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful life.
Restaurant Group. Property and equipment within our Restaurant Group segment are recorded at cost, less depreciation. Depreciation is computed on the straight-line method over thirty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of renewal periods not to exceed twenty years. Equipment under capitalized leases is amortized on a straight-line basis to its expected residual value at the end of the lease term. All direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest are capitalized. Direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment are also capitalized. In addition, for each new restaurant and re-branded restaurant, a portion of the internal direct costs of its real estate and construction department are also capitalized.
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
The reserve for claim losses also includes reserves for losses arising from the escrow title-related and other fees relating to closing and disbursement functions due to fraud or operational error.
If a loss is related to a policy issued by an independent agent, we may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, we may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $588 million and $528 million at December 31, 2013 and 2012, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Core Accounting
In our Remy segment, remanufacturing is the process where failed or used components, commonly known as cores, are disassembled into subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into salable, finished products. With many customers, a deposit is charged for the core. Upon return of a core, we grant the customer a credit based on the core deposit value. Core deposits are excluded from auto parts revenue. We record a liability for core returns based

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

on cores expected to be returned. This liability is recorded in Accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheets. The liability represents the difference between the core deposit value to be credited to the customer and the estimated core inventory value of the core to be returned. Revisions to these estimates are made periodically to consider current costs and customer return trends. Upon receipt of a core, we record inventory at lower of cost or fair market value. The value of a core declines over its estimated useful life (ranging from 4 to 30 years) and is devalued accordingly. Carrying value of the core inventory is evaluated by comparing current prices obtained from core brokers to carrying cost. The devaluation of core carrying value is reflected as a charge to Cost of auto parts revenue. Core inventory that is deemed to be obsolete or in excess of current and future projected demand is written down to the lower of cost or market and charged to Cost of auto parts revenue. Core inventories are classified as Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.
In our Remy segment, when we enter into arrangements to purchase certain cores held in a customer’s inventory or when the customer is not charged a deposit for the core, we have the right to receive a core from the customer in return for every exchange unit supplied to them. We classify such rights as “Core return rights” in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. The core return rights are valued based on the underlying core inventory values. Devaluation of these rights is charged to Cost of auto parts revenue. On a periodic basis, we settle with customers for cores that have not been returned.
Research and Development
In our Remy segment, we conduct research and development programs that are expected to contribute to future earnings. Such costs are included in Other operating expenses in the Consolidated Statements of Earnings. Customer-funded research and development expenses are recorded as an offset to research and development expense in Other operating expenses.
Foreign Currency Translation
The functional currency for our foreign operations is either the U.S. Dollar or the local currency, with the exception of our Remy subsidiaries in Hungary for which the Euro is the functional currency, since substantially all of their purchases and sales are denominated in Euro. For foreign operations where the local currency is the functional currency, the translation of foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The unrealized gains and losses resulting from the translation are included in Accumulated other comprehensive earnings in the Consolidated Financial Statements and are excluded from net earnings. Gains or losses resulting from foreign currency transactions are included in Realized gains and losses, net and are insignificant in 2013, 2012, and 2011. We evaluate our foreign subsidiaries’ functional currency on an ongoing basis.
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
Revenue Recognition
Fidelity National Title Group. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70-80% reported within three months following closing, an additional 10-20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, of agent premiums earned in 2013, 76.2% of agent premiums earned in 2012 and 77.1% of agent premiums earned in 2011. We also record a provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 7.0% for 2013 and 2012 and 6.8% for 2011, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was a decrease of $7 million for the year ended December 31, 2013, less than $1 million for the year ended 2012 and an increase of $8 million for the year ended 2011. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $74 million and $90 million at December 31, 2013 and 2012, respectively, which represents agency premiums of approximately $364 million and $438 million at December 31, 2013 and 2012, respectively, and agent commissions of $290 million and $348 million at December 31, 2013 and 2012, respectively.
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
For the years ended December 31, 2013, 2012, and 2011, options to purchase 1 million shares, 4 million shares and 8 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.
Transactions with Related Parties
We have historically conducted business with Fidelity National Information Services ("FIS") and its subsidiaries.
A summary of the agreements that were in effect with FIS through December 31, 2013, is as follows:

•
Technology (“IT”) and data processing services from FIS. These agreements govern IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain early termination

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

provisions, the agreement expires on or about June 30, 2014 with an option to renew for one additional year. Certain subsidiaries of FIS have also provided technology consulting services to FNF during 2013.

•	Administrative corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Corporate services and cost-sharing revenue	$7	$5	$5
Data processing expense	(34)	(32)	(36)
Net expense	$(27)	$(27)	$(31)

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $3 million and $5 million as of December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, we owned 1,303,860 and 1,603,860 shares of FIS common stock, respectively, which were purchased pursuant to an investment agreement between us and FIS dated March 31, 2009. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. The fair value of this investment is $70 million and $56 million as of December 31, 2013 and 2012, respectively, and is recorded in Equity securities available for sale. Changes in fair value of the FIS stock are recorded as other comprehensive earnings.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $42 million and $53 million as of December 31, 2013 and 2012, respectively.
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
Certain Reclassifications
Certain reclassifications have been made in the 2012 and 2011 Consolidated Financial Statements to conform to classifications used in 2013.
Note B — Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.
Acquisition and Merger with Lender Processing Services
On January 13, 2014, Remy announced that they acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading worldwide distributor of premium quality re-manufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $41 million.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for LPS was $3.4 billion, which consisted of $2,535 million in cash and $836 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. We have not completed the initial purchase price allocation due to the timing of the acquisition. We plan to have the initial purchase price allocation recognized during the first quarter of 2014 and the final purchase price allocation completed during 2014.
Subsequent to our announcement of the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., "Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating segments, ServiceLink Holdings, LLC ("ServiceLink") and Black Knight Financial Services, LLC ("BKFS"). We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% ownership interest to funds affiliated with Thomas H. Lee Partners, and certain related entities on January 3, 2014. Black Knight, through ServiceLink and BKFS, now owns and operates the former LPS businesses and our ServiceLink business. Fidelity National Title Group, BKFS and ServiceLink will be our core operating subsidiaries in the future.
Acquisition of Remy International, Inc.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31 million and cash acquired upon consolidation of Remy was $95 million. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179 million was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. A realized gain of $79 million was recognized in 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations.
Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2013, there were 312 company-owned restaurants in the O'Charley's group of companies and 214 company-owned restaurants in the ABRH group of companies. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH, prior to the merger, was $37 million and was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $14 million was included in Equity securities available for sale on the Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
A realized gain of $66 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings, was recognized in 2012 for the difference between our basis in our equity method investment of ABRH prior to consolidation and the fair value of our investment in ABRH at the date of consolidation. The fair value of our investment in ABRH was estimated using relative market based comparable information. In regards to O'Charley's, we recognized a $48 million bargain purchase gain discussed further below, and a gain of $7 million for the difference in the basis of our holdings in O'Charley's common stock prior to consolidation and the fair value of O'Charley's common stock at the date of consolidation. As a result of the final valuation, we recognized and measured the identifiable assets acquired and liabilities assumed from the O'Charley's purchase at fair value. Upon completion of the fair value process, the net assets of O'Charley's received by FNF exceeded the purchase price resulting in a bargain purchase gain of $48 million, which is included in Realized gains and losses on the Consolidated Statement of Earnings for 2012. The bargain purchase gain was due to the release of a valuation allowance on O'Charley's net deferred tax assets. O'Charley's previously had recorded a valuation allowance on the deferred tax assets, due to its history of net losses and the low probability of being able to utilize these assets. We also recorded a $11 million increase to our Additional paid-in capital during 2012, related to the fair value of the non-controlling interest portion of our ownership in O'Charley's.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

J. Alexander's Corporation
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation, which later became J. Alexander's LLC, for $14.50 per share. Total consideration paid was $72 million in cash, net of cash acquired of $7 million. We have consolidated the operations of J. Alexander's beginning September 26, 2012. J. Alexander's operates 30 J. Alexander's restaurants in 12 states. On February 25, 2013, we merged Stoney River Legendary Steaks into J. Alexander's.

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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Foreign government bonds	—	43	—	43
Mortgage-backed/asset-backed securities	—	109	—	109
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign exchange contracts	—	4	—	4
Interest rate swap contracts	—	2	—	2
Total assets	$209	$3,043	$38	$3,290

Liabilities:
Commodity contracts	$—	$2	$—	$2
Interest rate swap contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$139	$—	$139
State and political subdivisions	—	1,300	—	1,300
Corporate debt securities	—	1,499	—	1,499
Foreign government bonds	—	48	—	48
Mortgage-backed/asset-backed securities	—	154	—	154
Preferred stock available for sale	109	108	—	217
Equity securities available for sale	138	—	—	138
Other long-term investments	—	—	41	41
Foreign exchange contracts	—	6	—	6
Commodity contracts	—	1	—	1
Total	$247	$3,255	$41	$3,543

Liabilities:
Commodity contracts	$—	$2	$—	$2
Interest rate swap contracts	—	2	—	2
Total liabilities	$—	$4	$—	$4
Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are:

•	U.S. government and agencies: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers.

•
State and political subdivisions: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers. Factors considered include relevant trade information, dealer quotes and other relevant market data.

•
Corporate debt securities: These securities are valued based on dealer quotes and related market trading activity. Factors considered include the bond's yield, its terms and conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news.

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•
Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable US Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 2 fair value measures for our interest rate swap, foreign exchange contracts, and commodity contracts are valued using the income approach. This approach uses techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. The structured notes had a par value of $38 million at December 31, 2013 and 2012 and a fair value of $38 million and $41 million at December 31, 2013 and 2012, respectively. The structured notes are held for general investment purposes and represent one percent of our total

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

investment portfolio. The structured notes are classified as Other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the underlying value of the indexes, exchange-traded funds, and foreign currencies. We review the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price as of December 31, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the years ended December 31, 2013 and 2012 (in millions):

Balance, December 31, 2011	$41
Realized gain (loss)	—
Balance, December 31, 2012	41
Realized loss	(3)
Balance, December 31, 2013	$38
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J.
Additional information regarding the fair value of our investment portfolio is included in Note D.

Note D.	Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
States and political subdivisions	1,075	1,042	36	(3)	1,075
Corporate debt securities	1,606	1,565	47	(6)	1,606
Foreign government bonds	43	44	1	(2)	43
Mortgage-backed/asset-backed securities	109	105	4	—	109
Preferred stock available for sale	151	158	3	(10)	151
Equity securities available for sale	136	71	65	—	136
Total	$3,246	$3,106	$161	$(21)	$3,246

	December 31, 2012
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$139	$130	$9	$—	$139
States and political subdivisions	1,300	1,239	61	—	1,300
Corporate debt securities	1,499	1,440	71	(12)	1,499
Foreign government bonds	48	45	3	—	48
Mortgage-backed/asset-backed securities	154	146	8	—	154
Preferred stock available for sale	217	207	10	—	217
Equity securities available for sale	138	103	40	(5)	138
Total	$3,495	$3,310	$202	$(17)	$3,495

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase. At December 31, 2013 all of our mortgage-backed and asset-backed securities are rated AAA or better by Moody's Investors Service. The mortgage-backed and asset-backed securities are made up of $77 million of agency mortgage-backed securities, $27 million of collateralized mortgage obligations, and $5 million in asset-backed securities.
The change in net unrealized gains and losses on fixed maturities for the years ended December 31, 2013, 2012, and 2011 was $(58) million, $33 million, and $(10) million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2013:

	December 31, 2013
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$363	13%	$368	12%
After one year through five years	1,845	64	1,906	65
After five years through ten years	559	19	571	19
After ten years	5	—	5	—
Mortgage-backed/asset-backed securities	105	4	109	4
	$2,877	100%	$2,959	100%
Subject to call	$1,572	55%	$1,606	54%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,209 million and $1,236 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of December 31, 2013.
Fixed maturity securities valued at approximately $129 million and $160 million were on deposit with various governmental authorities at December 31, 2013 and 2012, respectively, as required by law.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $42 million and $53 million as of December 31, 2013 and 2012, respectively.
Equity securities are carried at fair value. The balance of equity securities includes an investment in FIS stock, which we purchased on October 1, 2009 pursuant to an investment agreement between us and FIS dated March 31, 2009 in connection with a merger between FIS and Metavante Technologies, Inc. As of December 31, 2013 and 2012, we owned 1,303,860 and 1,603,860 shares of FIS common stock. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. The fair value of this investment is $70 million and $56 million as of December 31, 2013 and 2012, respectively. The change in unrealized gains (losses) on equity securities for the years ended December 31, 2013, 2012 and 2011 was a net increase (decrease) of $30 million, $12 million, and $(2) million, respectively.
Our investments at December 31, 2013 and 2012 included investments in banks at a cost basis of $378 million and $409 million, respectively, and a fair value of $381 million and $433 million, respectively. There were no significant investments in trusts or insurance companies at December 31, 2013 or 2012.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 are as follows (in millions):

December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$123	$(3)	$—	$—	$123	$(3)
Corporate debt securities	367	(4)	39	(2)	406	(6)
Foreign government bonds	17	(1)	14	(1)	31	(2)
Preferred stock available for sale	95	(10)	—	—	95	(10)
Total temporarily impaired securities	$602	$(18)	$53	$(3)	$655	$(21)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	96	(5)	34	(7)	130	(12)
Equity securities available for sale	31	(3)	3	(2)	34	(5)
Total temporarily impaired securities	$127	$(8)	$37	$(9)	$164	$(17)

A substantial portion of our unrealized losses relate to preferred stock. These unrealized losses were primarily caused by market volatility. We expect to recover the entire amortized cost basis of our temporarily impaired preferred stock as we do not intend to sell these securities and we do not believe that we will be required to sell the preferred stock before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2013. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the years ended December 31, 2013, 2012 and 2011, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $1 million, $3 million and $17 million, respectively. Impairment charges during all three years, related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.
As of December 31, 2013 we held no securities for which other-than-temporary impairments had been previously recognized and in 2012, we held $7 million in investments for which an other-than-temporary impairment had been previously recognized; all of the impairments related to credit losses.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ending December 31, 2013, 2012, and 2011, respectively:

	Year ended December 31, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$10	$(4)	$6	$887
Preferred stock available for sale	7	(2)	5	121
Equity securities available for sale	15	(1)	14	43
Other long-term investments			(3)	—
Debt extinguishment costs			(3)	—
Other assets			(7)	1
Total			$12	$1,052

	Year ended December 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$16	$(5)	$11	$976
Preferred stock available for sale	—	—	—	29
Equity securities available for sale	3	—	3	8
Gain on consolidation of O'Charley's and ABRH			73	—
Bargain purchase gain on O'Charley's			48	—
Gain on consolidation of Remy			79	—
Loss on early extinguishment of 5.25% bonds			(6)	—
Other assets			(21)	2
Total			$187	$1,015

	Year ended December 31, 2011
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$38	$(18)	$20	$1,251
Preferred stock available for sale	—	—	—	21
Equity securities available for sale	2	—	2	16
Other long-term investments			(4)	32
Other assets			(11)	6
Total			$7	$1,326

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash and cash equivalents	$1	$—	$1
Fixed maturity securities available for sale	99	117	130
Equity securities and preferred stock available for sale	16	14	6
Other	13	13	6
Total	$129	$144	$143

Included in our other long-term investments are fixed-maturity structured notes purchased in the third quarter of 2009 and cost-method investments. The structured notes are carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Consolidated Statements of Earnings. The carrying value of the structured notes was $38 million and $41 million as of December 31, 2013 and 2012, respectively. We recorded a loss of $3 million related to the structured notes in the year ended December 31, 2013, no gain or loss related to the structured notes in 2012, and a net loss of $4 million related to the structured notes in the 2011.
Investments in unconsolidated affiliates are recorded using the equity method of accounting and as of December 31, 2013 and 2012 consisted of the following (in millions):

	Ownership at December 31, 2013	2013	2012
Ceridian	32%	$295	$351
Other	various	62	41
Total		$357	$392

During the year ended December 31, 2013, we purchased $31 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Consolidated Balance Sheets, and have a fair value of $36 million as of December 31, 2013.
During the years ended December 31, 2013, 2012, and 2011, we recorded an aggregate of $(26) million, $10 million, and $10 million, respectively, in equity in (losses) earnings of unconsolidated affiliates. We account for our equity in Ceridian on a three-month lag. Accordingly, our net earnings for the year ended December 31, 2013, includes our equity in Ceridian’s earnings for the period from October 1, 2012 through September 30, 2013 and our net earnings for the year ended December 31, 2012, includes our equity in Ceridian’s earnings for the period from October 1, 2011 through September 30, 2012. In addition, we record our share of the other comprehensive earnings (loss) of unconsolidated affiliates. As of December 31, 2013, included within the Consolidated Statements of Equity, we had recorded accumulated other comprehensive losses of $67 million related to our investment in Ceridian, and none related to our other investments in unconsolidated affiliates.
During the fourth quarter of 2013, Ceridian entered into a memorandum of understanding to resolve claims brought by a putative class of U.S. Fueling Merchants. Under the terms of the memorandum of understanding, which will need to be finalized in a definitive settlement agreement and approved by the Court, Ceridian has agreed to make a one-time cash payment of $100 million as part of a $130 million global settlement with other defendants in the lawsuit, and to provide certain prospective relief with respect to specific provisions in its merchant agreements. This settlement will provide Ceridian and affiliated companies with a broad release of claims and will limit their exposure to legal claims by merchants. We estimate our portion of the settlement to be approximately $32 million, which will be recorded by us in the first quarter of 2014 as a result of our three-month lag in accounting for the results of operations of Ceridian.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for the periods included in our Consolidated Financial Statements for Ceridian is presented below:

	September 30, 2013	September 30, 2012
	(In millions)
Total current assets before customer funds	$1,106	$1,209
Customer funds	3,000	3,925
Goodwill and other intangible assets, net	4,484	4,630
Other assets	119	157
Total assets	$8,709	$9,921
Current liabilities before customer customer obligations	$836	$995
Customer obligations	2,986	3,874
Long-term obligations, less current portion	3,449	3,445
Other long-term liabilities	496	488
Total liabilities	7,767	8,802
Equity	942	1,119
Total liabilities and equity	$8,709	$9,921

	Period from October 1, 2012, through September 30, 2013	Period from October 1, 2011, through September 30, 2012
	(In millions)
Total revenues	$1,511	$1,507
Loss before income taxes	(88)	(66)
Net loss	(111)	(56)

Note E.	Remy Derivative Financial Instruments and Concentration of Risk
The following risks and derivative instruments were added as part of the consolidation of Remy on August 14, 2012.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, all of which are designated as hedges.
As of December 31, 2013 and 2012, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency denomination
	December 31,
Foreign currency contract	2013	2012
South Korean Won Forward	$74	$56
Mexican Peso Contracts	$74	$67
Brazilian Real Forward	$11	$18
Hungarian Forint Forward	€14	€13
British Pound Forward	£4	£1
Accumulated unrealized net gains of $2 million and $3 million were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2013 and 2012, respectively, related to these instruments. As of December 31, 2013, unrealized gains

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

related to these instruments of $3 million are expected to be reclassified to the Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the years ended December 31, 2013 and 2012 was immaterial.
Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.750% was swapped to a fixed rate of 3.345%. Due to the significant value of the terminated swaps which were rolled into this swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Consolidated Statement of Earnings.
On March 27, 2013, Remy terminated its undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72 million of the outstanding principal loan balance under which Remy will swap a variable LIBOR rate with a floor of 1.250% to a fixed rate of 4.050% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Consolidated Statements of Earnings.
On March 27, 2013, Remy entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.250% to a fixed rate of 2.750% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized net gains of $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2013, and there were none as of December 31, 2012. As of December 31, 2013, no gains are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the years ended December 31, 2013 and 2012 was immaterial.
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
Remy had thirty-two commodity price hedge contracts outstanding at December 31, 2013, and thirty-six commodity price hedge contracts outstanding at December, 2012, with combined notional quantities of 6,368 and 6,566 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $1 million and less than $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings as of December 31, 2013 and 2012, respectively, related to these contracts. As of December 31, 2013, net unrealized losses related to these contracts of $1 million are expected to be reclassified to the accompanying Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the year ended December 31, 2013 and 2012 was immaterial.
Accounts receivable factoring arrangements
Remy has entered into factoring agreements with various domestic and European financial institutions to sell their accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Remy does not service any domestic accounts after the factoring has occurred. Remy does not have any servicing assets or liabilities. Remy utilizes factoring arrangements as an integral part of financing. The cost of factoring such accounts receivable is reflected in the accompanying Consolidated Statement of Earnings as Interest expense. The cost of factoring such accounts receivable for the years ended December 31, 2013 and 2012 was $6 million and $2 million, respectively. Gross amounts factored under these facilities as of December 31, 2013 and 2012 were $241 million and $184 million, respectively.
Other
Remy's derivative positions and any related material collateral under master netting agreements are presented on a gross basis.
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
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying Consolidated Statement of Earnings. Remy's undesignated hedges are primarily foreign currency hedges as the entity with the derivative transaction does not bear the foreign currency risk, and Remy's interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. All asset and liability derivatives are included in Prepaid expenses and other assets and Accounts payable and other accrued liabilities, respectively, on the Consolidated Balance Sheets.
The following table discloses the fair values of Remy's derivative instruments (in millions):

	December 31, 2013		December 31, 2012
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$2	$1	$2
Foreign currency contracts	4	—	6	—
Interest rate swap contracts	2	—	—	—
Total derivatives designated as hedging instruments	$6	$2	$7	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$1	$—	$2
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (OCI) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Consolidated Statements of Earnings. The following table discloses the effect of Remy's derivative instruments for the year ended December 31, 2013 (in millions):

	Amount of (loss) gain recognized in OCI (effective portion)	Amount of (loss) gain reclassified from OCI into earnings (effective portion	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(6)	$(5)	$—	$—
Foreign currency contracts	5	6	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$—	$1	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table discloses the effect of Remy's derivative instruments for the year ended December 31, 2012 (in millions):

	Amount of gain recognized in OCI (effective portion)	Amount of gain reclassified from OCI into earnings (effective portion	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—	$—	$—
Foreign currency contracts	6	1	—	—
Total derivatives designated as hedging instruments	$6	$1	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—

Note F.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2013	2012
	(In millions)
Land	$133	$119
Buildings	125	83
Leasehold improvements	223	88
Data processing equipment	236	229
Furniture, fixtures and equipment	515	329
	1,232	848
Accumulated depreciation and amortization	(587)	(220)
	$645	$628

Depreciation expense on property and equipment was $117 million, $80 million, and $38 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note G.	Goodwill
Goodwill consists of the following:

	Fidelity National Title Group	FNF Corporate and Other	Remy	Restaurant Group	Portfolio Company Corporate and Other	Total
	(In millions)
Balance, December 31, 2011	$1,418	$3	$—	$—	$32	$1,453
Goodwill acquired during the year (1)	18	—	246	119	75	458
Adjustments to prior year acquisitions	—	—	—	—	(1)	(1)
Sale of assets	(2)	—	—	—	—	(2)
Balance, December 31, 2012	$1,434	$3	$246	$119	$106	$1,908
Goodwill acquired during the year	2	—	—	—	17	19
Adjustments to prior year acquisitions (2)	(1)	—	2	—	(27)	(26)
Balance, December 31, 2013	$1,435	$3	$248	$119	$96	$1,901

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

_____________________________________
(1) During 2012, we acquired a controlling interest in Remy and the Restaurant Group. We also acquired Digital Insurance in our Corporate and Other Segment. See Note B "Acquisitions".
(2) During 2013, we completed the final purchase price allocation for Digital Insurance, resulting in an adjustment to our purchased goodwill.

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2013	2012
	(In millions)
Customer relationships and contracts	$516	$481
Trademarks and tradenames	238	238
Other	60	47
	814	766
Accumulated amortization	(195)	(115)
	$619	$651

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $73 million, $34 million, and $17 million for the years ended December 31, 2013, 2012, and 2011, respectively. Other intangible assets primarily represent non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2013, is $66 million in 2014, $60 million in 2015, $54 million in 2016, $42 million in 2017 and $38 million in 2018.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2013	2012
	(In millions)
Accrued benefits	$239	$251
Salaries and incentives	242	246
Accrued rent	29	45
Trade accounts payable	236	186
Accrued recording fees and transfer taxes	25	51
Accrued premium taxes	43	54
Deferred revenue	90	84
Other accrued liabilities	387	391
	$1,291	$1,308

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2013	2012
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	285	282
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2013, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.62% at December 31, 2013)	—	—
Remy Term B Loan, interest payable quarterly at LIBOR (floor of 1.75%) + 4.50%, due December 2016	—	259
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at December 31, 2013), due March 2020	266	—
Remy Revolving Credit Facility, unused portion of $73 at December 31, 2013, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at December 31, 2013)	—	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.75% (3.92% at December 31, 2013), due May 2017	53	72
Restaurant Group Revolving Credit Facility, unused portion of $62 at December 31, 2013, due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.75% (6.00% at December 31, 2013)	—	—
Other	21	33
	$1,323	$1,344

At December 31, 2013, the estimated fair value of our long-term debt was approximately $1,555 million or $232 million higher than its carrying value. The fair value of our long-term debt at December 31, 2012 was approximately $1,504 million or $160 million higher than its estimated carrying value. The fair value of our unsecured notes payable was $1,214 million and $1,139 million as of December 31, 2013 and 2012, respectively. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2013 and 2012 and are considered Level 2 financial liabilities. The fair value of our Remy Term Loan was $267 million and $259 million, based on established market prices for the securities on December 31, 2013 and 2012, respectively, and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

was $53 million and $72 million, based on established market prices for the securities on December 31, 2013 and 2012 and is considered a Level 2 financial liability.
On January 2, 2014, as a result of the LPS acquisition, we acquired $600 million aggregate principal amount of 5.75% Senior Notes due 2023, initially offered by Black Knight Infoserv, LLC (formerly LPS, "Black Knight Infoserv") on October 12, 2012 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were registered under the Securities Act of 1933, and as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The Black Knight Senior Notes are senior unsecured obligations and are guaranteed by certain of our subsidiaries that were formerly subsidiaries of LPS (the "Subsidiary Guarantors"), and by us as of January 2, 2014. At any time and from time to time, prior to October 15, 2015, Black Knight Infoserv may redeem up to a maximum of 35% of the original aggregate principal amount of the Black Knight Senior Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes at the redemption prices described in the Black Knight Senior Notes indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, Black Knight Infoserv is required to offer to purchase all outstanding Black Knight Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).The Black Knight Senior Notes contain covenants that, among other things, limit Black Knight Infoserv's ability and the ability of certain of its subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than Black Knight Infoserv or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to Black Knight Infoserv or certain other subsidiaries, (ii) repay any debt or make any loans or advances to Black Knight Infoserv or certain other subsidiaries or (iii) transfer any property or assets to Black Knight Infoserv or certain other subsidiaries, (f) to sell or dispose of assets of Black Knight Infoserv or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. As a result of our guarantee of the Black Knight Senior Notes on January 2, 2014, the notes became rated investment grade. The indenture provides that certain covenants are suspended while the Black Knight Senior Notes are rated investment grade. Currently covenants (a), (b), (c), (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the notes are rated investment grade, as defined in the indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Black Knight Senior Notes indenture. Black Knight Infoserv has no independent assets or operations and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several. There are no significant restrictions on the ability of Black Knight Infoserv or any of the Subsidiary Guarantors to obtain funds from any of their subsidiaries. The Black Knight Senior Notes contain customary events of default, including failure of Black Knight Infoserv (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Black Knight Senior Notes tendered as required by the Black Knight Senior Notes. Events of default also include cross defaults, with respect to any other debt of Black Knight Infoserv or debt of certain subsidiaries having an outstanding principal amount of $80 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to Black Knight Infoserv or certain subsidiaries), the trustee or holders of at least 25% of the Black Knight Senior Notes then outstanding may accelerate the Black Knight Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Black Knight Infoserv or certain subsidiaries, then the principal of and accrued interest on the Black Knight Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder. Subsequent to year end, on January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions above at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequent purchased by us on February 24, 2014.
On October 24, 2013, we entered into a bridge loan commitment letter (the “Bridge Loan Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities LLC and JP Morgan Chase Bank, N.A. The Bridge Loan Commitment Letter provides for up to an $800 million short-term loan facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility were used to fund, in part, the cash consideration for the acquisition of LPS and pay certain costs, fees and expenses in connection with the LPS merger. Pursuant to the Bridge Loan Commitment Letter, we executed a promissory note in favor of the Bridge Facility lenders on the closing date of the Merger that

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

evidenced the terms of the Bridge Facility. The Bridge Facility matured on the second business day following the funding thereof and required scheduled amortization payments. Borrowings under the Bridge Facility bear interest at a rate equal to the highest of (i) the Bank of America prime rate, (ii) the federal fund effective rate from time to time plus 0.5% and (iii) the one month adjusted London interbank offered rate ("LIBOR") plus 1.0%. Other than as set forth in this paragraph, the terms of the Bridge Facility are be substantially the same as the terms of the Amended Term Loan Agreement discussed below. Subsequent to year end, as part of the acquisition of LPS on January 2, 2014, the Bridge Facility was funded and subsequently repaid the following day,
On July 11, 2013, we entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. Subsequent to year end, as part of the acquisition of LPS on January 2, 2014,the Term Loan Agreement was fully funded.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. As of December 31, 2013, there was no outstanding balance under the Revolving Credit Facility.
Also on October 24, 2013, we entered into amendments to amend the revolving credit facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. Subsequent to year end, as part of the acquisition of LPS on January 2, 2014, we borrowed $300 million under the Revolving Credit Facility.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At December 31, 2013, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $3 million, there was additional availability for borrowing of $73 million on December 31, 2013. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of December 31, 2013. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At December 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.
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
On September 28, 2012, we used $242 million of the net proceeds of the issuance of the 5.50% notes to fund the repayment of the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes, including less than $1 million of unpaid interest and a $5 million make-whole call penalty, as the 5.25% unsecured notes had a stated maturity of March 2013.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of December 31, 2013, the balance of the term loan was $53 million and there was no outstanding balance on the revolving loan. ABRH had $18 million of outstanding letters of credit and $62 million of remaining borrowing capacity under our revolving credit facility as of December 31, 2013.
On August 2, 2011, we completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. As of October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. To date, no bond holders have submitted their bonds for conversion.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In December 2010, Remy entered into a $300 million Term B Loan (“Term B”) facility. The Term B is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all Remy domestic assets other than accounts receivable and inventory pledged to the Asset-Based Revolving Credit Facility ("Remy Credit Facility"), as described below. The Term B bears an interest rate of LIBOR (subject to a floor of 1.75%) plus 4.5% per annum. The Term B matures on December 17, 2016. Principal payments in the amount of $0.8 million are due at the end of each calendar quarter with termination and final payment no later than December 17, 2016. The Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. The Term B also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. This facility was replaced on March 5, 2013 by the Term B Amendment noted above.
Remy also has revolving credit facilities with four Korean banks with a total facility amount of approximately $17 million, of which $2 million is borrowed at average interest rates of 3.46% at December 31, 2013. In Hungary, there are two revolving credit facilities with two separate banks for a total facility amount of $4 million, of which nothing is borrowed at December 31, 2013.
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

Gross principal maturities of notes payable at December 31, 2013 are as follows (in millions):
2014	$18
2015	13
2016	13
2017	332
2018	304
Thereafter	661
$1,341

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K.	Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current	$148	$224	$(11)
Deferred	57	21	142
	$205	$245	$131

Total income tax expense (benefit) was allocated as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net earnings from continuing operations	$205	$245	$131
Tax expense (benefit) attributable to discontinued operations	(2)	5	59
Other comprehensive earnings (loss):
Unrealized gains (loss) on investments and other financial instruments	(29)	39	11
Unrealized gain (loss) on foreign currency translation and cash flow hedging	(2)	1	(1)
Reclassification adjustment for change in unrealized gains and losses included in net earnings	3	(7)	(16)
Minimum pension liability adjustment	16	5	(6)
Total income tax expense (benefit) allocated to other comprehensive earnings	(12)	38	(12)
Additional paid-in capital, stock-based compensation	(17)	(31)	(6)
Total income taxes	$174	$257	$172

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.2	1.4
Deductible dividends paid to FNF 401(k) plan	(0.2)	(0.1)	(0.2)
Tax exempt interest income	(1.4)	(1.3)	(2.7)
Release of valuation allowance	—	(0.8)	—
Nontaxable investment gains	—	(5.3)	—
Tax Credits	(1.4)	(0.5)	(0.8)
Equity Investments	(1.8)	(1.0)	0.1
Consolidated Partnerships	(0.4)	(0.2)	(0.8)
Non-deductible expenses and other, net	(1.3)	1.3	0.4
	31.5%	29.3%	32.4%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$46	$53
Other investments	80	58
Net operating loss carryforwards	89	106
Insurance reserve discounting	11	—
Accrued liabilities	30	30
Pension plan	—	12
Tax credits	62	66
State income taxes	9	9
Other	—	11
Total gross deferred tax asset	327	345
Less: valuation allowance	26	27
Total deferred tax asset	$301	$318
Deferred Tax Liabilities:
Title plant	$(83)	$(72)
Amortization of goodwill and intangible assets	(275)	(283)
Other	(13)	—
Investment securities	(53)	(65)
Depreciation	(14)	(10)
Insurance reserve discounting	—	(5)
Bad debts	(6)	(6)
Pension Plan	(1)	—
Total deferred tax liability	$(445)	$(441)
Net deferred tax liability	$(144)	$(123)

Our net deferred tax liability was $144 million and $123 million at December 31, 2013, and 2012, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability relating to insurance reserves decreased $16 million due primarily to a reduction in the claim reserves established for statutory and tax purposes. The deferred tax asset for Other investments increased by $22 million due to additional losses incurred by our investment in Ceridian. The deferred tax liability for investment securities decreased by $12 million due primarily to decreased unrealized investment gains. The deferred tax asset on pension plan decreased by $13 million due to minimum pension liability OCI adjustments. The deferred tax asset relating to net operating loss carryovers was reduced by $17 million due to net operating loss utilization by both FNF and Remy.
As of December 31, 2013 and 2012 we had a valuation allowance of $26 million and $27 million, respectively.
At December 31, 2013, we have net operating losses on a pretax basis of $248 million available to carryforward and offset future federal taxable income. Of the net operating losses $83 million are United States federal net operating losses arising from past acquisitions and are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2025 and we fully anticipate utilizing these losses prior to expiration. Thus, no valuation allowance has been established. Of the net operating losses, $165 million relate to Remy, including $101 million of United States net operating losses and $64 million of non-United States net operating losses.  These losses will begin to expire in year 2015 and we anticipate utilizing these losses prior to expiration after a valuation allowance of $7 million.
At December 31, 2013, we have $62 million of tax credits including $6 million of foreign tax credits, $40 million of general business credits from the O’Charley’s and J. Alexander’s acquisitions and $16 million of general business credits from Remy. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $3 million on the foreign tax credits, $10 million on the general business credits and $5 million on the Remy credits.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Tax benefits of $17 million, $31 million, and $6 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2013, 2012, and 2011, respectively.
Income taxes have not been presented for the difference between the tax basis and the financial statement carrying amount for our investment in Remy because the reported amount of the investment can be recovered tax-free.

As of December 31, 2013 and 2012, we had approximately $15 million (including interest of $3 million) and $10 million (including interest of $2 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. During 2013, the IRS completed its examination of the tax year ended 2012, which resulted in no additional tax. We are currently under audit by the Internal Revenue Service for the 2013 and 2014 tax years. We file income tax returns in various foreign and US state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Beginning balance	$1,748	$1,913	$2,211
Claim loss provision related to:
Current year	220	210	189
Prior years	71	58	33
Total title claim loss provision (1)	291	268	222
Claims paid, net of recoupments related to:
Current year	(9)	(4)	(10)
Prior years	(394)	(429)	(510)
Total title claims paid, net of recoupments	(403)	(433)	(520)
Ending balance of claim loss reserve for title insurance	$1,636	$1,748	$1,913
Provision for title insurance claim losses as a percentage of title insurance premiums	7.0%	7.0%	6.8%
_____________________________________

(1)	Included in the provision for title claim losses in the 2012 period is a $11 million impairment recorded on an asset previously recouped as part of a claim settlement.
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
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our title operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our insurance operations. We believe that no actions, other than those discussed below, depart from customary litigation incidental to our insurance business.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Remy is a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters.
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws, individual and purported class action claims alleging violation of federal and state wage and hour laws, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.
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
Two class action complaints titled Chultem v. Ticor Title Insurance Co., Chicago Title and Trust, Co., and Fidelity National Financial, Inc. and Colella v. Chicago Title Insurance Co. and Chicago Title and Trust Co. are pending in the Illinois state court against Chicago Title Insurance Company (“Chicago”), Ticor Title Insurance Company (“Ticor”), Chicago Title and Trust Company, and Fidelity National Financial, Inc., their parent, (collectively “the Companies”). The Plaintiffs represent certified classes of all borrowers and sellers of residential real estate in Illinois who paid a premium for title insurance to Chicago and Ticor which was split with attorney agents for services which were performed in issuing the policies. The complaint alleges the Companies violated the Real Estate Settlement Procedures Act (RESPA) and by doing so violated the Illinois Title Insurance Act and the Illinois Consumer Fraud Act.  The suit seeks compensatory damages in the amount of the premium split paid to the attorney agents, interest, punitive damages, a permanent injunction, attorney's fees and costs. Class certification was denied on May 26, 2009, but the plaintiffs appealed.  The Court of Appeal reversed and the case was remanded to the trial court for certification and subsequent proceedings. During 2013 and continuing through February 2014, the case progressed. On February 7, 2014, the court entered an order in favor of us recognizing the U.S. Supreme Courts case Freeman v. Quicken Loans, which determined that if a person with whom fees were split performed any service then there was no RESPA violation. The Plaintiff will have an opportunity to appeal the Court's decision. We intend to vigorously defend this action. We do not believe this case will have a material adverse impact on our operations or financial condition.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $8.8 billion at December 31, 2013. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2013 and 2012 related to these arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating Leases

Future minimum operating lease payments are as follows (in millions):
2014	$178
2015	150
2016	123
2017	101
2018	76
Thereafter	298
Total future minimum operating lease payments	$926

Rent expense incurred under operating leases during the years ended December 31, 2013, 2012 and 2011 was $196 million, $159 million, and $123 million, respectively. Rent expense in 2013, 2012, and 2011 includes abandoned lease charges related to office closures of $1 million, $2 million, and $1 million, respectively.
On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2013 of $71 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Restaurant Group Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2013 to determine the amount of the obligations.
Purchase obligations of the Restaurant Group as of December 31, 2013 are as follows (in millions):

2014	$173
2015	45
2016	23
2017	4
2018	—
Thereafter	—
Total purchase commitments	$245

Note N.	Regulation and Equity
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
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2013, the combined statutory unearned premium reserve required and reported for our title insurers was $1,734 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2013, $1,909 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2014, our title insurers can pay or make distributions to us of approximately $308 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,409 million and $1,381 million as of December 31, 2013 and 2012, respectively. The combined statutory net earnings (losses) of our title insurance subsidiaries were $352 million, $281 million, and $151 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2013 and 2012, respectively, was lower (higher) by approximately $205 million and $(4) million than if we had reported such amounts in accordance with NAIC SAP.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2013.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2013.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
Subsequent to year end, on January 2, 2014 as part of the LPS Acquisition, 25,920,078 shares of FNF common stock as consideration for the LPS Acquisition to the former shareholders of LPS.
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS Acquisition on January 2, 2014.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

additional 5 million shares that could have been repurchased under the program. This program expired July 31, 2012, and we repurchased a total of 16,528,512 shares for $243 million, or an average of $14.73 per share under this program.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2013, we repurchased a total of 1,400,000 shares for $34 million, or an average of $24.14 per share under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2014. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2013, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.
We contributed $17 million, $14 million, and $13 million to the ESPPs in the years ended December 31, 2013, 2012, and 2011, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2013, we have offered our employees the opportunity to participate in our 401(k) profit sharing plans (the “401(k) Plans”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. There was no employer match for the year ended December 31, 2011. Beginning in 2012, we initiated an employer match on the 401(k) plan whereby we matched $0.25 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the Plan. Effective April 1, 2013, we increased the employer match from $0.25 to $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the Plan. The employer match for the years ended December 31, 2013 and 2012 were $17 million and $11 million that was credited to the FNF Stock Fund in the FNF 401(k) Plan.
Stock Option Plans
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the stockholders of FNF approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 16 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008 and May 25, 2011, the shareholders of FNF approved an amendment to increase the number of shares for issuance under the Omnibus Plan by 11 million shares and 6 million shares, respectively. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2013, there were 1,913,072 shares of restricted stock and 9,358,740 stock options outstanding under this plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants of 3,712,416 shares, 769,693 shares, and 25,000 shares were made to various employees and directors in 2013, 2012, and 2011, respectively, and vest according to certain time based and operating performance criteria.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock option transactions under the Omnibus Plan for 2011, 2012, and 2013 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2010	21,826,954	$13.52	16,241,130
Granted	25,000	15.62
Exercised	(1,068,934)	7.31
Canceled	(150,999)	20.04
Balance, December 31, 2011	20,632,021	$13.79	18,704,618
Granted	769,693	22.59
Exercised	(12,358,474)	12.49
Canceled	(76,166)	22.69
Balance, December 31, 2012	8,967,074	$16.27	8,147,381
Granted	3,712,416	27.90
Exercised	(3,267,937)	18.28
Canceled	(52,813)	22.59
Balance, December 31, 2013	9,358,740	$20.15	5,180,504

Restricted stock transactions under the Omnibus Plan in 2011, 2012, and 2013 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	2,666,901	$13.20
Granted	1,645,246	15.62
Canceled	(46,433)	14.75
Vested	(1,253,058)	12.51
Balance, December 31, 2011	3,012,656	$14.78
Granted	1,332,222	22.59
Canceled	(17,840)	14.78
Vested	(1,402,300)	14.55
Balance, December 31, 2012	2,924,738	$18.46
Granted	650,728	27.90
Canceled	(8,116)	17.44
Vested	(1,654,278)	17.30
Balance, December 31, 2013	1,913,072	$22.68

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $7.09	1,294,704	2.82	$7.09	$33	1,294,704	2.82	$7.09	$33
$7.10 — $13.64	1,891,704	1.85	13.64	36	1,891,704	1.85	13.64	36
$13.65 — $14.06	696,083	2.51	14.05	13	696,083	2.51	14.05	13
$14.07 — $18.14	76,667	2.49	17.87	1	68,333	2.20	18.14	1
$18.15 — $20.92	34,793	2.42	20.83	—	34,793	2.42	20.83	—
$20.93 — $22.59	709,123	5.64	22.59	7	251,637	5.27	22.59	3
$22.60 — $27.90	4,655,666	5.70	27.00	25	943,250	0.98	23.44	8
	9,358,740			$115	5,180,504			$94

We account for stock-based compensation plans in accordance with the FASB standard on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings attributable to FNF Common Shareholders reflects stock-based compensation expense amounts of $30 million for the year ended December 31, 2013 and $23 million for the year ended December 31, 2012, and 27 million for the year ended December 31, 2011, which are included in personnel costs in the reported financial results of each period.
The risk free interest rates used in the calculation of compensation cost are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2013, 2012, and 2011, we used risk free interest rates of 1.1%, 0.6%, and 1.0%, respectively; volatility factors for the expected market price of the common stock of 26%, 50%, and 53%, respectively; expected dividend yields of 2.6%, 2.8%, and 3.1%, respectively; and weighted average expected lives of 4.4 years, 4.6 years, and 4.7 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2013, 2012, and 2011, were $4.67, $7.58, and $5.56, respectively.
At December 31, 2013, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $60 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.70 years.
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
The net pension asset (liability) included in Prepaid expenses and other assets and Accounts payable and other accrued liabilities as of December 31, 2013, and 2012 was $6 million and $(23) million, respectively. The discount rate used to determine the benefit obligation as of the years ending December 31, 2013 and 2012 was 4.12% and 3.24%, respectively. As of the years ending December 31, 2013 and 2012 the projected benefit obligation was $167 million and $185 million, respectively, and the fair value of plan assets was $173 million and $162 million, respectively. The net periodic expense included in the results of operations relating to these plans was $9 million, $10 million, and $9 million for the years ending December 31, 2013, 2012, and 2011, respectively.
Remy sponsors multiple defined benefit pension plans that cover a significant portion of their U.S. employees and certain U.K. and Korea employees. The plans for U.S. employees were frozen in 2006. The net pension liability for Remy included in Accounts payable and other accrued liabilities as of December 31, 2013 and 2012 was $19 million and $32 million, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The discount rate used to determine the benefit obligation as of the year ending December 31, 2013 and 2012 was 4.73% and 3.85%, respectively, for the U.S. plan and 4.27% and 4.10%, respectively, for the non-U.S. plans. As of the year ending December 31, 2013 the projected benefit obligation was $79 million and the fair value of plan assets was $60 million. The net periodic expense included in the results of operations relating to these plans was $1 million for the year ending December 31, 2013.

Postretirement and Other Nonqualified Employee Benefit Plans
We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the FNF merger with Chicago Title. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, as well as United Capital Title Insurance Company (collectively, the "LFG Underwriters"), we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $20 million and $24 million at December 31, 2013 and 2012, respectively. The net costs relating to these plans were immaterial for the years ended December 31, 2013, 2012, and 2011.

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash paid during the year:
Interest	$87	$65	$52
Income taxes	249	109	40
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$30	$1,116	$—
Less: Total purchase price	25	254	—
Liabilities assumed	$5	$862	$—

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
We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2013	2012	2011
California	15.2%	17.2%	15.8%
Texas	14.4%	12.9%	12.3%
New York	7.4%	7.4%	8.1%
Florida	7.6%	6.6%	6.5%

Remy generates revenue in multiple geographic locations. Revenues are attributed to geographic locations based on the point of sale.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information about our Auto parts revenue in our Remy segment by region was as follows:

	2013	2012
United States	66.1%	66.0%
Asia Pacific	20.7%	20.0%
Europe	7.9%	8.8%
Other America	5.3%	5.2%
Total	100.0%	100.0%

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
The Remy customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Remy's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. Remy conducts a significant amount of business with General Motors Corporation (“GM”), Hyundai Motor Company ("Hyundai") and three large automotive parts retailers. Auto parts revenue from these customers in the aggregate represented 48.3% and 50.1% for the year ended December 31, 2013 and 2012, respectively. GM represents Remy's largest customer and accounted for approximately 16.2% and 20.7% of Auto parts revenue for the year ended December 31, 2013 and 2012, respectively. Auto parts revenue from Hyundai accounted for approximately 10.4% of Remy's net sales for the year ended December 31, 2013.

Note R.      Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. During the fourth quarter of 2013, we determined that the Corporate and Other segment would be split in order to differentiate operations and costs related to the Fidelity National Title Group segment from those associated with our Portfolio Company Investments. As a result, we reorganized our reporting segments to reflect this change. We have also provided information regarding the elimination of transactions between our FNF Core segments and our Portfolio Company Investments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2013:

	Fidelity National Title Group	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	Portfolio Company Corporate and Other	Total Portfolio Company Investments	Eliminations	Total
	(In millions)
Title premiums	$4,152	$—	$4,152	$—	$—	$—	$—	$—	$4,152
Other revenues	1,597	53	1,650	—	—	87	87	—	1,737
Auto parts revenues	—	—	—	1,127	—	—	1,127	—	1,127
Restaurant revenues	—	—	—	—	1,408	—	1,408	—	1,408
Revenues from external customers	5,749	53	5,802	1,127	1,408	87	2,622	—	8,424
Interest and investment income (loss), including realized gains and losses	145	3	148	(2)	(1)	3	—	(7)	141
Total revenues	5,894	56	5,950	1,125	1,407	90	2,622	(7)	8,565
Depreciation and amortization	65	3	68	4	53	12	69	—	137
Interest expense	—	68	68	20	8	4	32	(7)	93
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	821	(145)	676	22	12	(59)	(25)	—	651
Income tax expense (benefit)	302	(60)	242	5	(4)	(38)	(37)	—	205
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	519	(85)	434	17	16	(21)	12	—	446
Equity in earnings (loss) of unconsolidated affiliates	5	(1)	4	—	—	(30)	(30)	—	(26)
Earnings (loss) from continuing operations	$524	$(86)	$438	$17	$16	$(51)	$(18)	$—	$420
Assets	$6,757	$1,265	$8,022	$1,255	$663	$699	$2,617	$(115)	$10,524
Goodwill	1,435	3	1,438	248	119	96	463	—	1,901

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2012:

	Fidelity National Title Group	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	Portfolio Company Corporate and Other	Total Portfolio Company Investments	Eliminations	Total
	(In millions)
Title premiums	$3,833	$—	$3,833	$—	$—	$—	$—	$—	$3,833
Other revenues	1,613	48	1,661	—	—	15	15	—	1,676
Auto parts revenues	—	—	—	417	—	—	417	—	417
Restaurant revenues	—	—	—	—	908	—	908	—	908
Revenues from external customers	5,446	48	5,494	417	908	15	1,340	—	6,834
Interest and investment income, including realized gains and losses	140	(3)	137	80	119	(4)	195	(1)	331
Total revenues	5,586	45	5,631	497	1,027	11	1,535	(1)	7,165
Depreciation and amortization	64	4	68	1	35	—	36	—	104
Interest expense	1	60	61	10	3	1	14	(1)	74
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	776	(107)	669	89	102	(25)	166	—	835
Income tax expense (benefit)	282	(52)	230	3	18	(6)	15	—	245
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	494	(55)	439	86	84	(19)	151	—	590
Equity in earnings (loss) of unconsolidated affiliates	5	—	5	—	—	5	5	—	10
Earnings (loss) from continuing operations	$499	$(55)	$444	$86	$84	$(14)	$156	$—	$600
Assets	$6,929	$417	$7,346	$1,270	$689	$678	$2,637	$(80)	$9,903
Goodwill	1,434	3	1,437	246	119	106	471	—	1,908

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2011:

	Fidelity National Title Group	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	Portfolio Company Corporate and Other	Total Portfolio Company Investments	Eliminations	Total
	(In millions)
Title premiums	$3,257	$—	$3,257	$—	$—	$—	$—	$—	$3,257
Other revenues	1,337	37	1,374	—	—	19	19	—	1,393
Auto parts revenues	—	—	—	—	—	—	—	—	—
Restaurant revenues	—	—	—	—	—	—	—	—	—
Revenues from external customers	4,594	37	4,631	—	—	19	19	—	4,650
Interest and investment income, including realized gains and losses	149	2	151	—	—	(1)	(1)	—	150
Total revenues	4,743	39	4,782	—	—	18	18	—	4,800
Depreciation and amortization	70	3	73	—	—	—	—	—	73
Interest expense	1	56	57	—	—	—	—	—	57
Earnings from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	521	(115)	406	—	—	(1)	(1)	—	405
Income tax expense	169	(40)	129	—	—	2	2	—	131
Earnings from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	352	(75)	277	—	—	(3)	(3)	—	274
Equity in earnings (loss) of unconsolidated affiliates	4	—	4	—	—	6	6	—	10
Earnings from continuing operations	$356	$(75)	$281	$—	$—	$3	$3	$—	$284
Assets	$6,540	$324	$6,864	$—	$—	$998	$998	$—	$7,862
Goodwill	1,418	3	1,421	—	—	32	32	—	1,453
The activities of the reportable segments include the following:
FNF Core Operations
Fidelity National Title Group
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller real estate and insurance related operations.
Portfolio Company Investments
Remy
This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the Stoney River Legendary Steaks concept.
Portfolio Company Corporate and Other
The Portfolio Company Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note S.	Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. This guidance is effective January 1, 2014. ASU 2013-11 should be applied prospectively with retroactive application permitted. We will adopt this guidance in the first quarter of 2014 and are currently evaluating the impact on our consolidated financial statements.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
None.
PART III
Items 10-14.
 Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission the matters required by these items.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	108
Schedule V: Valuation and Qualifying Accounts	112
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description

2.1
Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))

2.2
Agreement and Plan of Merger, dated as of May 28, 2013, among Fidelity National Financial, Inc., Lion Merger Sub, Inc. and Lender Processing Services, Inc. (incorporated by reference to Exhibit 2.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, filed on May 28, 2013)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed June 3, 2011)
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.1
Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”)

10.1
Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 12, 2013) (1)

10.4	Bridge Loan Commitment Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.5	Amended Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.6	Amended Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.7
Amendment, dated as of June 25, 2013, to the Second Amended and Restated Credit Agreement, dated as of April 16, 2012, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.8
Term Loan Credit Agreement, dated as of July 11, 2013, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.9
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (1)

Exhibit Number	Description

10.10
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.11	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (1)
10.12	Form of Notice of Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (1)
10.13
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.14
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.17
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.18
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.19	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.20	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.21
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.22
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.23
Amendment effective July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008. (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 3, 2012) (1)

10.24
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS I Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.25
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS II Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.26
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.27
Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.28
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description

10.29
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.30
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.31	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.32
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.33
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.34
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.35
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

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

Date: February 28, 2014

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer	February 28, 2014
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 28, 2014
Anthony J. Park	(Principal Financial and Accounting Officer

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 28, 2014
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 28, 2014
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 28, 2014
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 28, 2014
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 28, 2014
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	February 28, 2014
Richard N. Massey

/s/ John D. Rood	Director	February 28, 2014
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 28, 2014
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 28, 2014
Cary H. Thompson

/s/ Frank P. Willey	Director	February 28, 2014
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 28, 2014, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2013, as contained in the Annual Report on Form 10-K for the year 2013. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 28, 2014
Jacksonville, Florida
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2013	2012
	(In millions, except share data)
ASSETS
Cash	$1,105	$322
Investment securities available for sale, at fair value	—	7
Investment in unconsolidated affiliates	320	360
Notes receivable	124	94
Investments in and amounts due from subsidiaries	5,145	5,199
Property and equipment, net	7	9
Prepaid expenses and other assets	20	4
Other intangibles, net	47	17
Income taxes receivable	26	—
Total assets	$6,794	$6,012
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$125	$57
Income taxes payable	—	103
Deferred tax liability	144	123
Notes payable	983	980
Total liabilities	1,252	1,263
Equity:
Common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2013 and 2012; issued 292,289,166 shares and 268,541,117 shares at December 31, 2013 and 2012, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	4,642	4,018
Retained earnings	1,096	849
Accumulated other comprehensive earnings	37	59
Less: treasury stock, 41,948,518 shares and 39,995,513 shares as of December 31, 2013 and 2012, respectively, at cost	(707)	(658)
Total equity of Fidelity National Financial, Inc. common shareholders	5,068	4,268
Noncontrolling interests	474	481
Total equity	5,542	4,749
Total liabilities and equity	$6,794	$6,012

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Revenues:
Other fees and revenue	$3	$5	$3
Interest and investment income and realized gains	15	2	1
Total revenues	18	7	4
Expenses:
Personnel expenses	93	39	40
Other operating expenses	50	21	15
Interest expense	70	61	58
Total expenses	213	121	113
(Losses) earnings before income tax (benefit) expense and equity in earnings of subsidiaries	(195)	(114)	(109)
Income tax (benefit) expense	(61)	(34)	(35)
(Losses) earnings before equity in earnings of subsidiaries	(134)	(80)	(74)
Equity in earnings of subsidiaries	553	692	453
Earnings before earnings attributable to noncontrolling interest	419	612	379
Earnings attributable to noncontrolling interest	17	5	10
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$402	$607	$369
Basic earnings per share	$1.75	$2.75	$1.68
Weighted average shares outstanding, basic basis	230	221	219
Diluted earnings per share	$1.71	$2.69	$1.65
Weighted average shares outstanding, diluted basis	235	226	223
Retained earnings (deficit), beginning of year	$849	$373	$110
Dividends declared	(155)	(131)	(106)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	402	607	369
Retained earnings, end of year	$1,096	$849	$373

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$419	$612	$379
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(553)	(692)	(453)
Losses on sales of investments and other assets	1	6	—
Stock-based compensation	30	23	27
Tax benefit associated with the exercise of stock-based compensation	(17)	(31)	(6)
Net change in income taxes	(96)	172	142
Net (increase) decrease in prepaid expenses and other assets	(29)	4	38
Net increase (decrease) in accounts payable and other accrued liabilities	101	25	(18)
Net cash (used in) provided by operating activities	(144)	119	109
Cash Flows From Investing Activities:
Net proceeds (purchases) of investments available for sale	—	7	(6)
Additions to notes receivable	(30)	(93)	—
Net additions to investments in subsidiaries	8	(116)	—
Net purchases of property, equipment and other assets	—	—	(2)
Proceeds from the sale of Sedgwick CMS	—	—	32
Net cash (used in) provided by investing activities	(22)	(202)	24
Cash Flows From Financing Activities:
Equity offering	511	—	—
Borrowings	—	548	500
Debt service payments	(7)	(494)	(516)
Make-whole call penalty on early extinguishment of debt	—	(6)	—
Debt issuance costs	(16)	(8)	(8)
Dividends paid	(153)	(128)	(105)
Purchases of treasury stock	(34)	(38)	(86)
Exercise of stock options	60	91	8
Tax benefit associated with the exercise of stock-based compensation	17	31	6
Net borrowings and dividends from subsidiaries	571	294	65
Net cash provided by (used in) financing activities	949	290	(136)
Net change in cash and cash equivalents	783	207	(3)
Cash at beginning of year	322	115	118
Cash at end of year	$1,105	$322	$115

See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies
Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2012 presentation to conform to the classifications used in 2013.

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2013	2012
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	285	282
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2013, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	—
	$983	$980

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash paid (received) during the year:
Interest paid	$61	$65	$57
Income tax payments (refunds)	242	109	40

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.1 billion, $0.2 billion, and $0.2 billion during the years ended December 31, 2013, 2012, and 2011, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

		Column C
	Column B	Additions		Column D		Column E
	Balance at	Charge to				Balance at
Column A	Beginning of	Costs and	Other	Deduction		End of
Description	Period	Expenses	(Described)	(Described)		Period
	(In millions)
Year ended December 31, 2013:
Reserve for claim losses	$1,748	$291	$—	$403	(1)	$1,636

Year ended December 31, 2012:
Reserve for claim losses	$1,913	$268	$—	$433	(1)	$1,748

Year ended December 31, 2011:
Reserve for claim losses	$2,270	$222	$(59) (2)	$520	(1)	$1,913
____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)
Represents a decrease to the reserve for claim losses as a result of discontinued operations related to our agreement to sell our at-risk insurance business. See Note A under "Discontinued Operations".

See Accompanying Report of Independent Registered Public Accounting Firm

EXHIBIT INDEX

Exhibit Number	Description

2.1
Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))

2.2
Agreement and Plan of Merger, dated as of May 28, 2013, among Fidelity National Financial, Inc., Lion Merger Sub, Inc. and Lender Processing Services, Inc. (incorporated by reference to Exhibit 2.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, filed on May 28, 2013)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed June 3, 2011)
3.2
Amended and Restated Bylaws of the Registrant, as adopted on September 26, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.1
Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.8
Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”)

10.1
Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 12, 2013) (1)

10.4	Bridge Loan Commitment Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.5	Amended Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.6	Amended Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)
10.7
Amendment, dated as of June 25, 2013, to the Second Amended and Restated Credit Agreement, dated as of April 16, 2012, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.8
Term Loan Credit Agreement, dated as of July 11, 2013, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.9
Fidelity National Title Group, Inc. Employee Stock Purchase Plan, effective as of September 26, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (1)

Exhibit Number	Description

10.10
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.11	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (1)
10.12	Form of Notice of Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (1)
10.13
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.14
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.17
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.18
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.19	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.20	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.21
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.22
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.23
Amendment effective July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective as of July 2, 2008. (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 3, 2012) (1)

10.24
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS I Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.25
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS II Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.26
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.27
Amended and Restated Employment Agreement between the Registrant and William P. Foley, II, effective as of July 2, 2008(1) (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.28
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number	Description

10.29
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.30
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.31	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.32
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.33
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.34
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.35
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

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