Form 10-K/A
period 2013-12-31
Fidelity National Financial, Inc.
filed 2014-05-01
CIK 1331875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32630

Fidelity National Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204	(904) 854-8100
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

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

As of April 29, 2014, there were 276,850,108 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 28, 2014 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence” and Item 14 “Principal Accountant Fees and Services” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

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

FIDELITY NATIONAL FINANCIAL, INC.

FORM  10-K/A

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Certain biographical information for our directors is below.

Class III Directors—Term Expiring 2014

Name	Position with FNF	Age (1)	Director Since
William P. Foley, II	Executive Chairman of the board of directors Chairman of the Executive Committee	69	1984 (2)

Douglas K. Ammerman	Director Chairman of the Audit Committee	62	2005 (2)

Thomas M. Hagerty	Director Member of the Executive Committee	51	2005 (2)

Peter O. Shea, Jr.	Director Member of the Corporate Governance and Nominating Committee	47	2006 (2)

(1)	As of April 1, 2014.
(2)	Includes the period of time during which the director served as a director of FNF’s predecessor company.

William P. Foley, II. William P. Foley, II has served as FNF’s Executive Chairman since October 2006 and, prior to that, as Chairman of the board of directors since 1984. Mr. Foley also served as FNF’s Chief Executive Officer from 1984 until May 2007. Mr. Foley also served as FNF’s President from 1984 until December 1994. Effective March 2012, Mr. Foley became the Vice Chairman of the board of directors of Fidelity National Information Services (FIS); prior to that he served as Executive Chairman from February 2006 through February 2011 and as non-executive Chairman from February 2011 to March 30, 2012. Mr. Foley served as the Chairman of the board of directors of LPS from July 2008 until March 2009, and, within the past five years, has served as a director of Florida Rock Industries, Inc. Mr. Foley also serves as Chairman of the board of directors of Remy, as well as Black Knight Financial Services, LLC (BKFS) and ServiceLink Holdings, LLC (ServiceLink). Mr. Foley also serves on the board of directors of the Foley Family Charitable Foundation and the Cummer Museum of Arts and Gardens. Mr. Foley is Chairman, CEO and President of Foley Family Wines Holdings, Inc., which is the holding company of numerous vineyards and wineries located in the U.S. and in New Zealand.

Mr. Foley’s qualifications to serve on the FNF board of directors include his 30 years as a director and executive officer of FNF, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining stockholder value and successfully negotiating and implementing mergers and acquisitions.

Douglas K. Ammerman. Douglas K. Ammerman has served as a director of FNF since July 2005. Mr. Ammerman is a retired partner of KPMG, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He serves as a director of William Lyon Homes, Inc., El Pollo Loco, Inc., Stantec and Remy International, Inc. (Remy). Within the past five years, Mr. Ammerman also has served as a director of Quiksilver, Inc.

Mr. Ammerman’s qualifications to serve on the FNF board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG and his experience as a director on the boards of directors of other companies.

Thomas M. Hagerty. Thomas M. Hagerty has served as a director of FNF since 2005. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. and has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. Mr. Hagerty also serves as a director of MGIC Investment Corp., MoneyGram International, Inc., Ceridian Corporation, FIS, FirstBancorp, and serves on the boards of several private companies, including BKFS and ServiceLink.

Mr. Hagerty’s qualifications to serve on the FNF board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of Thomas H. Lee Partners, L.P., a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance.

Peter O. Shea, Jr. Peter O. Shea, Jr. has served as a director of FNF since April 2006. Mr. Shea is the President and Chief Executive Officer of J.F. Shea Co., Inc., a private company with operations in home building, commercial property development and management and heavy civil construction. Prior to his service as President and Chief Executive Officer, he served as Chief Operating Officer of J.F. Shea Co., Inc.

Mr. Shea’s qualifications to serve on the FNF board of directors include his experience in managing multiple and diverse operating companies and his knowledge of the real estate industry, particularly as President and Chief Executive Officer of J.F. Shea Co., Inc.

Class I Directors—Term Expiring 2015

Name	Position with FNF	Age (1)	Since
Frank P. Willey	Vice Chairman of the board of directors	60	1984	(2)

Willie D. Davis	Director Member of the Audit Committee	79	2003	(2)

John D. Rood	Director	57	1992	(2)

(1)	As of April 1, 2014.
(2)	Includes the period of time during which the director served as a director of FNF’s predecessor company.

Frank P. Willey. Mr. Willey is the Vice Chairman of the FNF board of directors and has been a director since 1984. Mr. Willey is a partner with the law firm of Hennelly & Grossfeld, LLP. He served as FNF’s President from January 1, 1995 through March 20, 2000. Prior to that, he served as an Executive Vice President and General Counsel of FNF until December 31, 1994. Mr. Willey also serves as a director of PennyMac Mortgage Investment Trust, and within the last five years, served as a director of CKE Restaurants, Inc. and Fisher Communications, Inc.

Mr. Willey’s qualifications to serve on the FNF board of directors include his 30 years as a director and/or executive officer of FNF and his experience and knowledge of the real estate and title industry.

Willie D. Davis. Willie D. Davis has served as a director of FNF since 2003. Mr. Davis has served as the President and as a director of All-Pro Broadcasting, Inc., a holding company that operates several radio stations, since 1976. Mr. Davis also serves on the board of directors of MGM Mirage, Inc., and, within the past five years, has served as a director of Sara Lee Corporation, Dow Chemical Company, Alliance Bank, Johnson Controls, Inc., Manpower, Inc., and Checkers Drive-In Restaurants, Inc. Mr. Davis formerly served on the board of directors of MGM Resorts, Inc.

Mr. Davis’s qualifications to serve on the FNF board of directors include his years of business experience as an executive officer and/or board member of public and private companies, his experience in financial and accounting matters and his knowledge of corporate governance matters.

John D. Rood. John D. Rood is the founder and Chairman of The Vestcor Companies, Inc., a real estate firm with 30 years of experience in multifamily development and investment. Mr. Rood also serves on the boards of BKFS and ServiceLink. From 2004 through 2007, Mr. Rood served as the United States Ambassador to the Commonwealth of the Bahamas. Mr. Rood serves on several private boards, and formerly served on the board of directors of Alico, Inc. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Conservation Commission, where he served until 2004, and was appointed by Governor Charlie Crist to the Florida Board of Governors which oversees the State of Florida University System, where he served until 2013.

Mr. Rood’s qualifications to serve on the FNF board of directors include his experience in the real estate industry, his leadership experience as a United States Ambassador, and his experience as a director on boards of both public and private companies.

Class II Directors—Term Expiring 2016

Name	Position with FNF	Age (1)	Since
Daniel D. (Ron) Lane	Director	79	1989	(2)
	Chairman of the Compensation Committee Member of the Audit Committee

Richard N. Massey	Lead Director Chairman of the Corporate Governance and Nominating Committee Member of the Compensation Committee	58	2006	(2)

Cary H. Thompson	Director	57	1992	(2)
	Member of the Compensation Committee and the Executive Committee

(1)	As of April 1, 2014.
(2)	Includes the period of time during which the director served as a director of FNF’s predecessor company.

Daniel D. (Ron) Lane. Daniel D. (Ron) Lane has served as a director of FNF since 1989. Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation that comprises several community development and home building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane also served as a director of FIS from February 2006 to July 2008, of LPS from July 2008 to March 2009, and of CKE Restaurants, Inc. from 1993 through 2010.

Mr. Lane’s qualifications to serve on the FNF board of directors include his extensive experience in and knowledge of the real estate industry, particularly as Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., his financial literacy and his experience as a member of the boards of directors of other companies.

Richard N. Massey. Richard N. Massey has served as a director of FNF since February 2006. Mr. Massey has been a partner of Westrock Capital, LLC, a private investment partnership, since January 2009. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation from January 2006 to January 2009. From 2000 until 2006, Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey also serves as a director of FIS, BKFS, and ServiceLink, as Chairman of the board of directors of First Federal Bancshares of Arkansas, Inc., and as a director of Oxford American Literary Project, a non-profit literary publication, and the Arkansas Razorback Foundation.

Mr. Massey’s qualifications to serve on the FNF board of directors include his experience in corporate finance and investment banking and as a financial and legal advisor to public and private businesses, as well as his expertise in identifying, negotiating and consummating mergers and acquisitions.

Cary H. Thompson. Cary H. Thompson has served as a director of FNF since 1992. Mr. Thompson currently is Vice Chairman of Global Corporate and Investment Banking, Bank of America Merrill Lynch, having joined that firm in May 2008. From 1999 to May 2008, Mr. Thompson was Senior Managing Director and Head of West Coast Investment Banking at Bear Stearns & Co., Inc. Mr. Thompson also serves on the board of directors of SonicWall Corporation, BKFS and ServiceLink. He served as a director of FIS from February 2006 to July 2008 and as a director of LPS from July 2008 to March 2009.

Mr. Thompson’s qualifications to serve on the FNF board of directors include his experience in corporate finance and investment banking, his knowledge of financial markets and his expertise in negotiating and consummating financial transactions.

CERTAIN INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of FNF as of the date of this proxy statement/prospectus are set forth in the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table.

Name	Position with FNF	Age
William P. Foley, II	Executive Chairman	69
Raymond R. Quirk	Chief Executive Officer	67
Brent B. Bickett	President	49
Anthony J. Park	Executive Vice President and Chief Financial Officer	47
Peter T. Sadowski	Executive Vice President and Chief Legal Officer	58
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	52

Raymond R. Quirk. Mr. Quirk has served as the Chief Executive Officer of FNF since December 2013, and prior to that, he had served as our President since April 2008. Previously, Mr. Quirk served as Co-President from May 2007 until April 2008, and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Mr. Quirk was appointed as President of FNF in 2002. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally.

Brent B. Bickett. Mr. Bickett has served as our President since December 2013. Mr. Bickett has primary responsibility for managing FNF’s merger and acquisition activities, strategic initiatives, portfolio investments and investor relations group. Mr. Bickett joined FNF in 1999 and served as Executive Vice President, Corporate Finance of FNF from 2003 to 2013. Mr. Bickett also serves on Remy’s board of directors and Remy’s compensation committee.

Anthony J. Park. Mr. Park is the Executive Vice President and Chief Financial Officer of FNF and he has served in that position since October 2005. Prior to being appointed CFO of FNF, Mr. Park served as Controller and Assistant Controller of FNF from 1991 to 2000 and served as the Chief Accounting Officer of FNF from 2000 to 2005.

Peter T. Sadowski. Mr. Sadowski is the Executive Vice President and Chief Legal Officer of FNF and has served in that position since 2008. Prior to that, Mr. Sadowski served as Executive Vice President and General Counsel of FNF since 1999. Mr. Sadowski also is a member of the California Coastal Conservancy.

Michael L. Gravelle. Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010 and served in the capacity of Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as Vice President, General Counsel and Secretary beginning in 1996 and as Senior Vice President, General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle also served as Executive Vice President, Chief Legal Officer and Corporate Secretary of FIS from January 2010 through January 31, 2013, and now serves as Senior Vice President, General Counsel and Corporate Secretary of Remy since February 2013.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following compensation discussion and analysis may contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2013, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. In 2013, our named executive officers were:

•	William P. Foley, II, our Executive Chairman of the Board;

•	Raymond R. Quirk, our Chief Executive Officer;

•	Brent B. Bickett, our President;

•	Anthony J. Park, our Executive Vice President and Chief Financial Officer;

•	Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary; and

•	George P. Scanlon, our former Chief Executive Officer;

Effective December 7, 2013, Mr. Scanlon transitioned from the role of Chief Executive Officer and his employment with FNF ended. Mr. Quirk became our Chief Executive Officer and Mr. Bickett became our President.

Executive Summary

FNF has a long, successful history of being the leading provider of title insurance, technology and transaction services to the real estate and mortgage industries (the FNF core operations). The FNF core operations have generated significant operating cash flows over time which has been used to make strategic investments as well as certain portfolio company investments intended to diversify the balance sheet and generate long term stockholder returns. In our FNF core operations we are a leader in market share, revenue, profit margin, and cash flows. The FNF core operations is mature and because of our leading market share position offers limited acquisition opportunities in the title insurance industry. The success of the FNF core operations has allowed FNF to be very successful in making portfolio company investments to further enhance stockholder value.

One of FNF’s first major successes with portfolio company investments came with the acquisition and formation of FIS. FIS was acquired by FNF in 2003. FIS was spun-off by FNF in 2006, and it became a publicly traded company. In connection with the spinoff, FNF distributed its FIS shares to FNF stockholders. If an FNF stockholder held the distributed FIS stock through December 31, 2013, it would have received a cumulative stockholder return of 169.4% on the FIS investment, significantly outperforming the total return for the S&P500 of 84.2%.

Over the past few years, FNF has been very successful with our investments in, and activities with respect to, the portfolio company investments (the portfolio company investments), which includes majority and minority investments in certain portfolio companies (including Remy, Ceridian, ABRH and J. Alexander’s) and has a net asset value of $1.2 billion. Our Restaurant Group segment consists of the operations of American Blue Ribbon Holdings, LLC, which is the owner and operator of O’Charley’s, Ninety Nine Restaurants, Max & Erma’s, Village Inn and Baker’s Square, as well as J. Alexander’s, LLC, which includes J. Alexander’s and Stoney River Legendary Steaks.

Our portfolio company investments have made a substantial contribution to the overall success of FNF. In 2013, our portfolio company investments generated 31% of our total revenue, helping FNF generate a total stockholder return of 41%. Through December 31, 2013, the realized and unrealized pre-tax gain from FNF’s investment in Remy and the Restaurant Group, as reflected in an annual third party valuation that we use for purposes of our Long-Term Investment Success Incentive Program, which is described in detail below in the Section titled “Long-Term Investment Success Incentive Program Relating to Portfolio Company Investments,” was $152.5 million and $242.9 million, respectively. The percentage returns for these investments are also impressive. Through December 31, 2013, Remy generated a return on investment of 43.9%, and the Restaurant Group generated a return on investment of 56.5%. (References to return on investment in this discussion are to that term as used in our Long-Term Investment Success Incentive Program, as described below.) In order to give our stockholders better insight into, and enhanced ability to separately track the performance of our FNF core operations and the portfolio company investments, in January 2014 our board approved a plan to create two separate tracking stocks for the FNF core operations and the portfolio company investments. The tracking stocks will create greater transparency and clarity with respect to separate economic performance of our core business and our portfolio company investments.

The history of the compensation programs for our named executive officers has generally aligned to drive performance within our FNF core operations and investment returns within our portfolio company investments. FNF has always utilized traditional elements of compensation that reflect our company’s overall success, particularly as it relates to our FNF core operations, including base salary, annual cash incentives, and long-term equity-based incentives (stock options and restricted stock), which we refer to in this discussion as “Traditional Compensation.” FNF has also utilized a program that focuses exclusively on the success of our portfolio company investments. Only executives who have a material influence on the success of our portfolio company investments participate in this program, and the degree of payout from this program solely depends on the return on investment with respect to certain of our portfolio company investments. By incenting these executives to ensure the success of our portfolio company investments, this program leads to better financial results for our investments, which, in turn, leads to better returns for our stockholders. The program structure is similar to incentive programs used by private equity firms, some of whom partner with FNF in our investments.

You will notice in the Summary Compensation Table and in a later discussion of the Long-Term Investment Success Incentive Program that four of the named executive officers earned substantial incentives under this program. The size of these incentives reflects the very successful performance of certain of our portfolio company investments during 2012 and 2013.

As a percentage of the aggregate total compensation paid for 2012 and 2013, the allocation of payments received by the named executive officers between Traditional Compensation and payments made under the Long-Term Investment Success Incentive Program for the performance periods that began on July 1, 2012 and January 1, 2013, and ended on December 31, 2013 are as follows:

•	Mr. Foley: 42.5% Traditional Compensation/57.5% Long-Term Cash Incentive Compensation

•	Mr. Bickett: 49.0% Traditional Compensation/51.0% Long-Term Cash Incentive Compensation

•	Mr. Gravelle: 68.8% Traditional Compensation/31.2% Long-Term Cash Incentive Compensation

•	Mr. Park: 60.5% Traditional Compensation/39.5% Long-Term Cash Incentive Compensation

These executives have had a significant influence on the long-term strategy and performance of the portfolio company investments, which is why a significant portion of their compensation is tied to the success of these investments. Mr. Foley, in particular, has been the architect of FNF’s acquisition and investment strategies over the years, with respect to both portfolio company investments and acquisitions of businesses within our core title insurance, real estate, technology and mortgage related businesses. We anticipate that a significant portion of Mr. Foley’s compensation will continue to be linked to the success of our portfolio company investments as well as our core business acquisition strategies.

As you read this Compensation Discussion and Analysis, please note that our 2013 compensation programs were essentially the same as the compensation programs used for 2012, which were approved by more than 97% of the votes cast on our 2013 “say on pay” proposal. A majority of the amounts earned under the Long-Term Investment Success Incentive Program for 2013 were earned over, and were based on, a performance period that began in 2012. However, because of the nature of the Long-Term Investment Success Incentive Program, we are required to report the full lump-sum incentive award paid under this program as 2013 compensation.

2013 Company Performance

FNF generated a significant return to stockholders for 2013. Based on stock price increase and dividends paid for 2013, we generated a 41% return to our stockholders for 2013. The significant stockholder return can be attributed to the success of managing the title business, our strategic investment strategy, and our portfolio company investment strategy. For the three-year period ended December 31, 2013, FNF generated a 150% return for stockholders, or an annual average rate of return of 37% over that three year period.

With respect to our title business, we came into 2013 facing a significant projected decline in mortgage originations and, according to the Mortgage Bankers Association, experienced a decline in residential refinance orders. Despite the challenging and unpredictable market outlook, we committed to taking the necessary actions to protect our margins and to maintain industry leadership in profitability. The title business experienced dramatic declines in refinance orders beginning in May 2013, and through disciplined expense management we were able to generate pretax profit margins in our title business of 13.7%, very similar to the 14.0% generate during 2012.

In 2013, we generated $651 million in pre-tax earnings on $8.58 billion in revenue in the aggregate. We also returned approximately $153 million to our stockholders in the form of dividends and repurchased 1.4 million shares of our common stock. In 2013, our stockholder return was approximately 41% and for the three-year period ended December 31, 2013, our stockholder return was approximately 150%.

2013 Executive Compensation

In 2013, as in 2012, we sought to create, through our performance-based incentive programs, a simple, understandable, and direct link between the performance of our FNF core operations and portfolio company investments and the compensation that our named executive officers earn. There were no significant differences between the performance-based incentive programs we provided in 2012 and 2013.

Our compensation programs, which emphasize pay for performance, are designed to help us accomplish our business objectives and to foster a high performance culture. Accordingly, certain components of our named executive officers’ 2013 compensation were tied directly to the achievement of pre-established, objectively determinable goals relating to key measures of our success: return on equity (ROE) relating to our FNF core operations, pre-tax margin relating to our title segment, increased values of our portfolio company investments, delivering return to our stockholders, and stock price.

Our strong performance in 2013 resulted in the compensation earned by our named executive officers under the FNF annual incentive plan paying out at maximum levels. In addition, certain of our named executive officers’ 2013 compensation was further tied to our business objectives through the Long-Term Investment Success Incentive Program that we implemented in September 2012 and is designed to motivate certain of our executives to help FNF maximize its return on certain of our portfolio company investments by aligning a portion of the executive’s long-term incentive compensation with the long term financial performance of certain portfolio company investments.

Our compensation programs are designed to attract high performing executives and to retain our key employees, as there is significant competition in our industry for talented managers. In addition, our compensation programs are designed and intended to reflect each named executive officer’s contribution to, and the results of, our two discreet businesses—our core title insurance, real estate, technology and mortgage related businesses and our portfolio company investments.

2013 Stockholder Vote On Executive Compensation

At our 2013 annual meeting of stockholders, as required by Section 14A of the Securities Exchange Act and Rule 14a-21(a) under the Securities Exchange Act, we held a non-binding advisory vote, also called a “say-on-pay” proposal, on the compensation of our named executive officers as disclosed in the 2013 proxy statement pursuant to Item 402 of Regulation S-K, and a majority of our stockholders approved our “say on pay” proposal, with over 97% of the votes cast in favor of the proposal. In subsequent meetings with our stockholders, no particular concerns were raised regarding our compensation structure. Our compensation committee considered the results of the 2013 say-on-pay vote, and based upon the stockholder support expressed through the vote and the absence of any significant concerns raised by our stockholders, retained our compensation structure, which focuses our named executive officers on achieving our business objectives and maximizing stockholder value.

Our Compensation Programs Support Our Company and Our Business Objectives

The primary goal of our executive compensation program is to drive continued growth and successful execution of our business objectives. We seek to achieve this goal by:

•	tying material portions of our named executive officers’ compensation to the performance of our FNF core operations and our portfolio company investments;

•	structuring our performance-based programs to focus our named executive officers on attaining key performance goals that are aligned with and support our key business objectives, which, in turn, are aimed at growing stockholder value;

•	recognizing our executives’ leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements; and

•	attracting, motivating, and retaining a highly qualified and effective global management team that can deliver superior performance and build stockholder value over the long term.

For 2013, our corporate performance measures were designed to incent our named executive officers to take actions necessary to generate growth in return on equity relating to our FNF core operations, pre-tax margin relating to our title segment, and the return on investment from our portfolio company investments. These performance measures are key components of our overall business plan and are highly transparent, objectively determinable and discussed with our board of directors and stockholders. In addition, our equity incentive program emphasizes future stockholder return as a long term measure of the success of our management team.

Significant Long-Term Stock Ownership Creates a Strong Tie to Our Stockholders

Our named executive officers and our Board of Directors maintain significant long-term investments in our company. Collectively, as reported in the table Security Ownership of Management and Directors, they beneficially own 11,310,924 shares of our common stock and options to acquire an additional 4,703,122 shares of common stock, which in total is equal to 5.1% of FNF’s shares entitled to vote. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our stockholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long term results and increasing stockholder return.

We have formal stock ownership guidelines for all corporate officers, including our named executive officers, and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our stockholders.

The guidelines call for the executive to reach the ownership multiple within five years. Shares of restricted stock and gain on stock options count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregate Value
Executive Chairman of the Board	10 x base salary
Chief Executive Officer and President	5 x base salary
Other Officers	2 x base salary
Members of the Board	5 x annual retainer

Each of our named executive officers and non-employee directors, other than Mr. Rood, met these stock ownership guidelines as of December 31, 2013. Mr. Rood was elected to our board in 2013 and, in accordance with our stock ownership guidelines, has four more years to satisfy the guidelines. The ownership levels are shown in the Security Ownership of Management and Directors table below.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our stockholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding FNF securities in margin accounts or pledging them as collateral for loans without our approval. The policy was originally effective in March 2013 with respect to future transactions.

Compensation Governance

While we strive to maintain a consistent approach to our executive compensation programs from year to year, we periodically review our compensation programs and make adjustments that are believed to be in the best interests of our company and our stockholders. As part of this process, we review compensation trends and consider what is thought to be current best practice with groups such as Institutional Stockholder Services (ISS) and Glass Lewis, and make changes in our compensation programs when we deem it appropriate, all with the goal of continually improving our approach to executive compensation.

Additionally, some of the other improvements made and actions taken in recent years by our compensation committee or full board of directors include the following:

•	with the approval of our stockholders in 2013, amending our Certificate of Incorporation to permit stockholder action by written consent upon a majority vote on terms and conditions that are fully transparent and give all stockholders equal rights;

•	with the approval of our stockholders in 2013, amending our Certificate of Incorporation to eliminate all supermajority voting provisions;

•	in 2013, lessening the number and amount of perquisites provided to our named executive officers;

•	setting a high ratio of performance-based compensation to total compensation, and a low ratio for fixed benefits/perquisites (non-performance-based compensation);

•	eliminating modified single-trigger severance provisions that provide for payments upon a voluntary termination of employment following a change in control;

•	eliminating excise tax gross ups;

•	adopting a policy to “clawback” any overpayments of incentive-based or share-based compensation that were attributable to restated financial results;

•	adding a performance-based vesting provision in restricted stock grants to our officers, including our named executive officers;

•	achieving a high level of disclosure transparency so that our stockholders have the ability to fully understand our executive compensation programs and the associated performance measures used under those programs;

•	using a thorough methodology for comparing our executive compensation to market practices;

•	requiring that any dividends or dividend equivalents on restricted stock and other awards, including performance based awards, be subject to the same underlying vesting requirements applicable to the awards—that is, no payment of dividends or dividend equivalents unless and until the award vests;

•	using a shorter expiration period for our stock options: we use a seven year expiration period for new grants rather than a ten year expiration period used by a majority of companies;

•	adopting a policy that annual grants of stock options and restricted stock will utilize a vesting schedule of not less than three years;

•	separating the positions of Chief Executive Officer and Chairman into two positions;

•	appointing an independent lead director to help manage the affairs of our board of directors;

•	completing a “risk assessment,” as required under the rules of the Securities and Exchange Commission;

•	using an independent compensation consultant who reports solely to our compensation committee, and who does not provide services other than executive compensation consulting;

•	significantly increasing the required executive stock ownership multiples, for example, the multiples were increased from five times base salary to ten times base salary for our Executive Chairman and from two times base salary to five times base salary for our President;

•	amending our equity incentive plan to prohibit the repricing of stock options and stock appreciation rights, and to prohibit the cash buy-out of the same; and

•	adopting a policy prohibiting hedging and pledging transactions involving FNF securities.

As part of our compensation governance program, we also observe the following practices:

•	employment agreements with our named executive officers do not contain multi-year guarantees for salary increases, non-performance based bonuses or guaranteed equity compensation;

•	we do not provide income tax reimbursements on executive perquisites or other payments;

•	all of our cash and equity incentive plans are capped at maximum levels; and

•	the change in control provisions in our compensation plans trigger upon consummation of mergers, consolidations and other corporate transactions, not upon stockholder approval or other pre-consummation events.

Components of Total Compensation and Pay Mix

We compensate our executives primarily through a mix of base salary, annual cash incentives, long-term equity-based incentives and the Long-Term Investment Success Incentive Program that relates to our portfolio company investments. We also provide our named executive officers with the same retirement and employee benefit plans that are offered to our other employees, as well as limited other benefits, although these items are not significant components of our compensation programs. With respect to the portfolio company investments, we compensate certain executives solely through long-term cash incentives tied to reaching a substantial return on investment over a certain threshold. The compensation earned by our named executive officers in 2013 consisted of the following:

Type of Compensation	Purpose of the Compensation
Salary	Salary provides a level of assured, regularly-paid, cash compensation that is competitive and reasonable. Salary represents 5%, or less, of total compensation for Messrs. Foley, Bickett and Gravelle, 10% of total compensation for Mr. Quirk and 15%, or less, of total compensation for Messrs. Park, and Scanlon.

Annual Cash Incentive Relating to FNF Core Operations	Cash incentives under the FNF annual incentive plan are designed to motivate our employees to work towards improving our performance for the fiscal year and help attract and retain key employees. We may also seek to motivate our executives to achieve targeted results by adopting a tailored cash incentive under the FNF annual incentive plan.

Performance-Based Restricted Stock	Performance-based restricted stock helps to tie our named executive officers’ long-term financial interests to our company’s operating income margin performance and to the long-term financial interests of stockholders, as well as to retain key executives through the three-year vesting period and maintain a market competitive position for total compensation.

Stock Options	Stock options help to tie our named executive officers’ long-term financial interests to the long-term financial interests of stockholders as they are worth nothing unless our stock price rises after grant. Our stock price must appreciate by approximately 17.0% over the expected term of the option for the executive to earn their targeted compensation amount. If stock price appreciation is less than 17.0%, the compensation earned by the executive upon exercise will be below expectation.

Long-Term Investment Success Incentive Relating to Our Portfolio Company Investments	Cash incentives under the Long-Term Investment Success Incentive Program are designed to retain certain key executives through a multi-year performance period and motivate these executives to help us maximize our return on investment in certain portfolio companies by aligning a portion of the executive’s long-term incentive compensation with our return related to the specific investment. In order to earn incentive awards under the program, the participating executives must remain employed through the end of the measurement periods (unless termination occurs due to death or disability, by us without cause, or by the executive for good reason), we first must achieve positive net income, and we must recognize above 8% compounded return on investment in certain portfolio companies.

Benefits & Other	Our named executive officers’ benefits result primarily from company-wide employee benefit programs. For security reasons and to make travel more efficient and productive for our named executive officers, they are also eligible to travel on our corporate aircraft. Benefits and perquisites represent approximately 6.5% or less, in the aggregate, of total compensation for Messrs. Quirk, Foley, Park, Bickett, Gravelle and Scanlon.

Allocation of Total Compensation for 2013

As illustrated in the table below, a significant portion of each named executive officer’s total compensation is based on performance-based cash and stock incentives that are tied to our financial performance and stock price. The following table shows the allocation of 2013 Total Compensation reported in the Summary Compensation Table among the various components:

	Salary	Annual Cash Incentive Relating to the Core Business	Performance- Based Restricted Stock *	Stock Options**	Benefits and Other Compensation	Long-Term Investment Success Incentive Relating to the Portfolio Company Investments	Total Compensation
Raymond R. Quirk, CEO	10.3%	31.0%	27.9%	27.1%	3.0%	—	100.0%
William P. Foley, II	1.5%	5.7%	8.6%	8.2%	1.71%	74.2%	100.0%
Anthony J. Park	13.4%	13.6%	15.1%	14.6%	3.0%	39.5%	100.0%
Brent B. Bickett	4.4%	6.6%	9.2%	8.6%	.4%	68.4%	100.0%
Michael L. Gravelle	6.9%	6.7%	18.9%	18.2%	1.8%	48.9. %	100.0%
George P. Scanlon***	5.5%	8.0%	0.6%	0.2%	62.1%	23.4%	100.0%

*	For Messrs. Foley, Bickett, Gravelle and Scanlon, the amount in this column also includes their grants of Remy restricted stock, which vest based on continued service to Remy.
**	For Messrs. Foley and Bickett, the amount in this column also includes their grants of stock options from Remy and Fidelity National Environmental Solutions, Inc. (FNES), which vest based on continued service to Remy and FNES, respectively. For Messrs. Gravelle and Scanlon, the amount in this column also includes their grants of stock options from Remy, which vest based on continued service to Remy.
***	Effective December 7, 2013, Mr. Scanlon transitioned from being our Chief Executive Officer, and his employment with FNF ended. Mr. Scanlon continues to serve on the Board of Directors of Remy.

In 2013, as in prior years, our named executive officers’ compensation had a heavy emphasis on “at-risk” performance-based components of annual cash incentives, and long-term equity awards. Combined, the annual and long-term incentives provided to our executive officers listed above comprised between 83% and 97% of their total compensation in 2013.

Our compensation committee believes this emphasis on performance-based incentive compensation, which links a significant portion of our named executive officers’ compensation with our annual and long-term financial performance and profitability, is an effective way to use compensation to help us achieve our business objectives while directly aligning our executive officers’ interests with the interests of our stockholders.

Following is a summary of the principal components of our 2013 compensation program for our named executive officers.

Base Salary

Although the emphasis of our compensation program is on performance-based, at-risk pay, we also provide our named executive officers with base salaries that are intended to provide them with a level of assured, regularly paid cash compensation that is competitive and reasonable. Our compensation committee typically reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by Strategic Compensation Group, as well as a number of qualitative factors, including the named executive officer’s experience, knowledge, skills, level of responsibility and performance. In 2013, after a review of the base salaries of the named executive officers relative to our peer group and market survey data and each executive’s experience, as well as past, current and anticipated contributions to our success, the compensation committee determined that Messrs. Foley, Park and Gravelle would receive an increase in their base salary. With respect to Mr. Foley, the compensation committee approved an increase in his annual salary from $690,000 to $850,000 in order to recognize and reward Mr. Foley’s extraordinary results on behalf of FNF, recognize that FNF has grown into a substantially larger company, and maintain Mr. Foley’s annual compensation at a market competitive level. With the increase, Mr. Foley’s target, regular occurring annual compensation remained between the 50th and 75th percentiles when compared to our peer group and relevant market data described below. After including his payout under the long-term investment success program (described below), his total compensation exceeded the 75th percentile. With respect to Mr. Park, the compensation committee approved an increase in his annual base salary from $415,000 to $435,000 so that Mr. Park’s annual base salary, when aggregated with his annual cash incentives, would bring his target total cash compensation closer to the 50th percentile, when compared to our peer group and relevant market data as described below. Finally, with respect to Mr. Gravelle, prior to 2013, FNF and FIS paid equal portions of Mr. Gravelle’s annual base salary of $460,000. In the first quarter of 2013, Mr. Gravelle became a full-time employee of FNF, ceased serving as an executive officer of FIS, and became the Senior Vice President, General Counsel and Corporate Secretary of Remy, a majority-owned but publicly traded subsidiary of FNF. In connection with these changes, Mr. Gravelle’s aggregate salary was increased to $485,000 so that Mr. Gravelle’s annual base salary, when aggregated with his annual cash incentives, would bring his target total annual cash compensation to between the 50th and 75th percentiles. However, a portion of his base salary ($148,000) and target bonus opportunity ($81,400) is paid by Remy, so that FNF only pays $337,000 of Mr. Gravelle’s base salary.

Annual Performance-Based Cash Incentive

We award annual cash incentives based upon the achievement of pre-defined business and financial objectives relating to our FNF core operations, which are specified in the first quarter of the year. The annual incentive program plays an important role in our approach to total compensation. It motivates participants to work hard and proficiently toward improving our FNF core operations performance for a fiscal year, and it requires that we achieve defined annual financial performance goals before participants become eligible for an incentive payout. We believe that achieving our annual business and financial objectives is important to executing our business strategy, strengthening our products and services, improving customer satisfaction and gaining new customers and delivering long term value to stockholders. In addition, the incentive program helps to attract and retain a highly qualified workforce and to maintain a market competitive compensation program.

In the first quarter of 2013, our compensation committee approved the fiscal year FNF business performance objectives and a target incentive opportunity for each participant, as well as the potential incentive opportunity range for maximum and threshold performance. No annual incentive payments are payable to a named executive officer if the pre-established, minimum performance levels are not met, and payments are capped at the maximum performance payout level. In addition, the financial performance measures under the plan are derived from our annual financial statements (Form 10-K), which are subject to an audit by our independent registered public accounting firm, KPMG LLP. The short-term incentive award targets were established by our compensation committee as described above for our named executive officers as a percentage of the individual’s base salary. Our named executive officers’ 2013 target bonus percentages were the same as their 2012 target bonus percentages.

The amount of the annual incentives actually paid depends on the level of achievement of the pre-established goals as follows:

•	If threshold performance is not achieved, no incentive will be paid.

•	If threshold performance is achieved, the incentive payout will equal 50% of the executive’s target incentive opportunity.

•	If target performance is achieved, the incentive payout will equal 100% of the executive’s target incentive opportunity.

•	If maximum performance is achieved, the incentive payout will equal 200% (240% for Mr. Gravelle and 300% for Mr. Foley) of the executive’s target incentive opportunity.

•	Between these levels, the payout is prorated.

The Long-Term Investment Success Incentive Program relating to our portfolio company investments (described below) provides that if the amount paid to a participating executive in a calendar year pursuant to that program is greater than 50% of the executive’s annual cash incentive (annual bonus) paid for the calendar year, the executive’s annual cash incentive (annual bonus) for such prior calendar year will be reduced by 50% unless otherwise determined by the compensation committee. All of the named executive officers were subject to this bonus reduction except for Mr. Quirk, who did not participate in the Long-Term Investment Success Incentive Program. In addition, under the annual cash incentive program, the committee retained discretion to otherwise reduce, but not to increase, the amounts earned, although no such discretion was exercised in 2013.

Threshold performance levels were established to challenge our named executive officers. Maximum performance levels were established to limit short-term incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels. An important tenet of our pay for performance philosophy is to utilize our compensation programs to motivate our executives to achieve performance levels that reach beyond what is expected of us as a company. Our use of minimum and maximum award opportunity levels has remained consistent over the years.

Target performance levels are intended to be difficult to achieve, but not unrealistic. The performance targets were based on discussions between management and our compensation committee. In setting 2013 performance targets, our compensation committee considered the following:

•	the Mortgage Bankers Association’s projection that mortgage originations would decline;

•	consistency among 2013 performance targets and our 2013 business plan;

•	2013 performance targets as compared to 2012 performance targets and 2012 actual performance;

•	alignment of the 2013 performance targets with the investment community’s published projections for us and for other key publicly-traded title company competitors; and

•	the effect that reaching performance targets would have on our growth and margins.

The 2013 performance goals were return on equity relating to our FNF core operations, or ROE, and pre-tax margin relating to our title segment. These performance goals are among the most important measures in evaluating the financial performance of our business, and they can have a significant impact on long-term stock price and the investing community’s expectations. The two goals, when combined with the strong focus on long-term stockholder return created by our equity-based incentives, our long-term investment success incentive and significant stock ownership by our named executive officers, also provide a degree of checks and balances that requires our named executive officers to consider both short-term and long-term performance. Consequently, the annual incentive performance targets are synchronized with stockholder expectations, desired increase in our stock price, our annual budget, our long-term financial plan, and our Board of Directors’ expectations. Moreover, the targets and results are transparent to our named executive officers and stockholders because they are based on audited financial statements. In the following table, we explain how we calculate the performance measures and why we use them.

Performance Measure	How Calculated	Reason for Use
Return on Equity Relating to FNF Core Operations (ROE)	ROE was calculated by taking GAAP net income for 2013 and dividing it by total stockholders’ equity as of the beginning of 2013 (after reduction for net income and equity related to our portfolio company investments).	ROE is a measure of profit earned in comparison to the total amount of stockholder equity. ROE was selected as a relevant performance goal because it is an effective measure of financial success and it is commonly used within the title industry. The use of ROE as a performance goal encourages executive officers to pursue responsible growth and investment opportunities that provide desired returns. Moreover, we believe that ROE is a measure that is clearly understood by both our executive officers and stockholders.

Pre-Tax Margin Relating to Our Title Segment	Pre-tax title margin is determined by dividing the earnings before income taxes and noncontrolling interests for the Fidelity National Title Group segment by total revenues of the Fidelity National Title Group segment.	We selected pre-tax margin (relating to our title segment) as a measure for the short-term incentives because we believe pre-tax margin is a financial measure that is significantly influenced by the performance of our executives, and it aligns the executives’ short-term incentive opportunity with one of our key corporate growth objectives and is commonly used within the title industry.

Final calculations are subject to adjustment for acquisitions, divestitures, major restructuring charges, non-budgeted discontinued operations and currency fluctuations. In 2013, we excluded realized gains on losses from the pre-tax margin calculation as well as a one-time employment litigation settlement and an executive severance payment. We did not make any other adjustments to the performance targets in calculating the 2013 performance results.

Set forth below are the 2013 weightings of the threshold, target and maximum performance levels, and 2013 performance results, which show that we reached the maximum performance level for both performance measures.

Performance Metric	Weight	Threshold	Target	Maximum	Results
ROE (FNF core operations)	50%	7%	10%	13%	14	%**
Pre-Tax Margin (Title Segment) *	50%	7%	10%	13%	14	%**

*	Pre-Tax Margin calculation excludes realized gains and losses.
**	Payout percentage is capped at maximum (300% of target incentive for Mr. Foley, 240% for Mr. Gravelle and 200% of target incentive for all other officers other than Messrs. Foley and Gravelle).

The table below lists our named executive officers and shows each named executive officer’s target percentage under our annual incentive plan, the initial calculation of their 2013 incentive awards based on the 2013 performance results shown in the table above, and the amounts actually paid under the annual incentive plan. Our superior performance in 2013 resulted in the annual incentives being payable at their maximum levels.

However, our superior performance under the Long-Term Investment Success Incentive Program also resulted in payments under that program to participating named executive officers in amounts that were greater than 50% of each such executive’s annual FNF cash incentive award for 2013. As a result and in accordance with the terms of that program, the annual FNF cash incentive was reduced by 50% for the named executive officers except Mr. Quirk, who did not participate in the Long-Term Investment Success Incentive Program. The incentives earned by our named executive officers were approved by our compensation committee and are reflected in the Summary Compensation Table under the heading Non-Equity Incentive Plan Compensation.

Name	2013 Base Salary	2013 Annual Incentive Target	2013 Incentive Pay	Maximum Performance Multiplier	2013 Total Incentive Earned	2013 Reduced Incentive Paid
William P. Foley, II	$850,000	225%	$1,912,500	300%	$5,737,500	$2,868,750
Raymond R. Quirk	740,000	150%	1,110,000	200%	2,220,000	2,220,000
Anthony J. Park	435,000	100%	435,000	200%	870,000	435,000
Brent B. Bickett	550,500	150%	825,750	200%	1,651,500	825,800
Michael L. Gravelle *	337,000	120%	404,400	240%	685,400	342,700
George P. Scanlon **	740,000	150%	1,110,000	200%	2,073,480	1,037,014

*	Mr. Gravelle also received $148,000 in annual base salary and is eligible for a target bonus of $81,400 (or 55% of base salary) from Remy in connection with his services to Remy as its Senior Vice President, General Counsel and Corporate Secretary. For 2013, the actual bonus paid to Mr. Gravelle by Remy was $45,064. These amounts are not included in the table above as they are not relevant to the calculation of base salary and annual cash incentives by FNF. In addition, his annual incentive target percentage and maximum performance multiplier apply in each case to his actual paid FNF salary.
**	Effective December 7, 2013, Mr. Scanlon transitioned from the role of Chief Executive Officer and his employment with FNF ended. Pursuant to the release agreement entered into by and between FNF and Mr. Scanlon (as described in further detail below), Mr. Scanlon was entitled to receive a pro-rated portion of the actual annual bonus that he would have been entitled to receive had he remained employed with FNF (subject to reduction due to the Long-Term Investment Success Incentive Program).

Long-Term Equity Incentives

The underlying principles of our equity incentive program are to emphasize performance-based compensation, to focus our executives on objective, measurable results, to align our executives’ interests with the interests of our stockholders, to support the long-term nature of our investment strategy, and to attract, retain and motivate talented executives. Our approach to long-term equity incentives generally has two elements: (1) performance-based restricted stock that vests and is earned based on the achievement of certain pre-tax title margin goals (described below) and required years of service, and (2) performance-based stock options, which vest based on required years of service. FNF stock options are performance-based because they do not have realizable value unless our stock price rises after grant. For our named executive officers to reach their target compensation level, our stock price must rise by 17% from the stock option grant price. We also believe that stock options are more closely aligned to future stockholder returns. For these reasons, the compensation committee increased the proportion of the annual grant awards for 2013 consisting of stock options from 25% to 50%. Finally, as discussed earlier, we use stock ownership guidelines to complement our long-term equity incentives, so executives maintain a strong link to the interests of stockholders and to the movements in our stock price.

There was no material change to the 2013 equity incentive program from the 2012 equity incentive program, other than the increase in the emphasis on stock options versus restricted stock. We use our stockholder-approved omnibus incentive plan for long-term incentive awards. Our omnibus incentive plan allows us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other share-based or cash awards.

We do not attempt to time the granting of awards to any internal or external events. Our general practice has been for our compensation committee to make awards during the fourth quarter of each year following the release of our financial results for the third quarter. We also may grant awards in connection with significant new hires, promotions or changes in duties.

Our compensation committee considers several qualitative and quantitative factors when determining award levels, and ultimately uses its judgment when determining the terms of individual awards. The factors the committee considers include the following:

•	an analysis of competitive marketplace compensation data provided to our compensation committee by Strategic Compensation Group;

•	the executive’s level of responsibility and ability to influence our performance;

•	the executive’s level of experience, skills and knowledge;

•	the need to retain and motivate highly talented executives, especially considering the current down business cycle;

•	corporate governance considerations related to executive compensation; and

•	our current business environment, objectives and strategy, including projections from the Mortgage Bankers Association related to mortgage originations which, for 2013, were expected to (and did in fact) decline.

While our compensation committee considered each of the factors set forth above in arriving at the specific awards granted to each of our named executive officers in 2013, its determination was not formulaic; rather, our compensation committee exercised its discretion to make decisions based on the totality of the factors.

In addition, in February 2013, the Remy compensation committee approved grants of restricted stock and stock options of Remy, our majority-owned subsidiary, to Messrs. Foley, Bickett, and Scanlon, who are members of the Board of Directors of Remy, and to Mr. Gravelle, who is the Senior Vice President, General Counsel and Corporate Secretary of Remy. The awards were intended to reward Messrs. Foley, Bickett, Gravelle and Scanlon for their contributions to Remy and to incentivize them to contribute to Remy’s prosperity going forward. Remy is a very important investment, and we believe each named executive officer’s future involvement with Remy is important to the success of that investment. The Remy restricted stock and stock options granted to Messrs. Foley, Bickett and Scanlon vest as to 50% of the shares subject to each award on each of the first and second anniversaries of the date of grant, which is consistent with the vesting schedule applicable for all other Remy directors. The Remy restricted stock and stock options granted to Mr. Gravelle vest as to one-third of the shares subject to each award on each of the first, second and third anniversaries of the date of grant which is consistent with the vesting schedule applicable to time-based vesting awards granted to all other Remy named executive officers.

Performance-Based Restricted Stock. In November 2013, we granted performance-based restricted stock to our named executive officers under our omnibus plan. The performance element is based upon achievement of pre-tax margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2013. In the fourth quarter of 2013, we achieved a pre-tax margin in our title segment of 11.0%. Calculation of the goal excludes material claim loss reserve adjustments (positive or negative) for prior period loss developments, extraordinary events or accounting adjustments, acquisitions, divestitures, major restructuring charges and non-budgeted discontinued operations. In determining the applicable performance criteria, the compensation committee considered a number of different goals that would appropriately and adequately measure the performance of our FNF core operations and selected pre-tax margin in our title segment because it is more reflective of the performance of our FNF core operations than any other goal. The pre-tax title margin performance goal is also used as a performance measure in our annual cash incentive program. We selected pre-tax margin because it is one of the most important measures in evaluating the performance of our business, as well as the performance of our executives as it is a measure that executives can directly affect. Pre-tax title margin measures our achievements in operating efficiency, profitability and capital management. In addition, it is a key measure used by investors and has a significant impact on long-term stock price. We believe these awards help us create long-term stockholder value by linking the interests of our named executive officers, who are in positions to directly influence stockholder value, with the interests of our stockholders. In addition to aligning the executive’s interest with the interests of our stockholders, our compensation committee believes these restricted stock awards aid in retention because the executive must remain employed for at least three years before the restricted stock is eligible to fully vest. Our named executive officers will receive credit for dividends paid on the shares at the same time as they are paid to regular stockholders, but payment of those dividends will be subject to the same vesting requirements as the underlying shares—in other words, if the underlying shares do not vest, the dividends are forfeited. The number of shares subject to the restricted stock awards is disclosed in the Grants of Plan-Based Awards table.

We also granted performance-based restricted stock in 2011 and 2012 to our named executive officers under our omnibus plan. The terms of these awards are consistent with the terms applicable to the 2013 awards.

Stock Options. In November 2013, the compensation committee reviewed our equity compensation program and determined that the annual grants should continue to consist of stock options, but that the proportion of the annual grant awards that consists of stock options should increase from 25% to 50%. The compensation committee made this determination because they believe options are more closely aligned to future stockholder returns—FNF’s stock price must rise significantly over the option grant price for our named executive officers to reach their target compensation levels—and options represent a better mix of risk and reward as they tie the value of the award to sustained long-term future stock price performance. To reach the target value of compensation from the 2013 stock option award, the FNF stock price must rise by approximately 17% from the closing stock price of $27.90 on the date of grant. This creates the incentive for our management team to focus on the future, and to make the right long-term decisions that will grow our business. We intend for our stock option awards to:

•	enhance the link between creating stockholder value and long-term incentive compensation, because the executive realizes value from options only to the extent the value of our stock increases after the date of the option grant;

•	retain the named executive officers through a three-year vesting period; and

•	maintain market-competitive levels of total compensation.

The stock options were awarded with an exercise price equal to the fair market value of a share of our common stock on the date of grant. The awards vest proportionately each year over three years based on continued employment with us and have a seven year term. We do not engage in or permit “backdating” or re-pricing of stock options, and our stock plans prohibit these practices.

Long-Term Investment Success Incentive Program Relating to Portfolio Company Investments

As mentioned above, FNF has diversified its business operations over the past few years. FNF is now comprised of two discreet and separate businesses—our core business, which consists of our core title insurance, technology and transaction services to the real estate and mortgage industries, and our portfolio company investments, which consists of majority and minority investments in certain portfolio companies. In 2012, FNF adopted the Long-Term Investment Success Incentive Program to address the significant lack of focus by our compensation programs on the importance of our portfolio company investments. By the end of 2013, our portfolio company investments comprised 31% of FNF’s 2013 revenue. Our portfolio company investments have so far made a substantial contribution to the overall success of FNF and our stockholder return for 2013.

The basic thrust of the Long-Term Investment Success Incentive Program is to motivate participating executives to deliver a substantial return to FNF, as well as to the several private equity investment partners with whom FNF invests on these deals, with 80% of the return on investment going to FNF and its investment partners, and 20% going to the incentive pool. This concept is modeled after incentive programs that are common in private equity partnerships similar to some of FNF’s investment partners. The program is designed to enhance our capacity to offer competitive compensation opportunities to executives who have the ability to impact the strategies and long-term financial performance of certain of our portfolio company investments, while aligning their interests with those of our stockholders.

As discussed in our 2013 proxy statement, our compensation committee reviewed our incentive structure in 2012 and determined that, as FNF continues to expand its portfolio company investments, it was important to recognize and reward specific executives who are key to the success of certain of our portfolio company investments. The Long-Term Investment Success Incentive Program recognizes and emphasizes our investment strategy. The executives who participate in this long-term incentive, including our named executive officers except for Mr. Quirk, spend a substantial amount of time and resources on the strategies at our portfolio company investments and influence their long-term financial performance. The extent to which a particular executive participates in this program depends on his or her leadership and oversight of the relevant business and/or corporate function for which he or she is responsible and such executive’s contributions with respect to our strategic initiatives and development.

In September 2012 and March 2013, FNF made cash incentive grants under our omnibus plan that are intended to measure and reward the success of several of our portfolio company investments, namely Remy, ABRH and J. Alexander’s, over multiple measurement periods within a multi-year performance period, and to incentivize the participating executives to identify additional portfolio companies in which we should invest. As achieving above average investment returns from these portfolio company acquisitions is beneficial to us and our stockholders, the program is intended to incentivize and reward the executives who are significantly involved in our diversified investments in the portfolio companies by aligning a significant portion of the executive’s long-term incentive compensation with the return on investment relating to each of these portfolio company investments. The program is also designed to aid in retention of the executives by imposing net income and service-based vesting conditions on payments under the program.

For both the September 2012 and March 2013 awards, the portfolio company investments were initially Remy, ABRH, J. Alexander’s and Ceridian. In October 2013, the compensation committee decided to exclude the return on investment in Ceridian, since Ceridian was in a state of significant transition with the spin-off of its Comdata division, a reworking of the investment strategy with our Ceridian investment partners, and other issues. Consequently, no incentives will be earned under the program with respect to Ceridian in 2013.

All of the named executive officers, other than Mr. Quirk, received awards in September 2012 and March 2013. Mr. Quirk did not participate in the program because he is responsible for our FNF core operations.

As was disclosed in detail in our 2013 proxy statement, participating executives may earn cash incentives under the awards granted in September 2012 and March 2013 in accordance with the following terms:

•	The Performance Period for the September 2012 awards consists of 4 measurement periods: July 1, 2012 through December 31, 2013; July 1, 2012 through December 31, 2014; July 1, 2012 through December 31, 2015; and July 1, 2012 through December 31, 2016. The Performance Period for the March 2013 awards consists of 4 measurement periods: January 1, 2013 through December 31, 2013; January 1, 2013 through December 31, 2014; January 1, 2013 through December 31, 2015; and January 1, 2013 through December 31, 2016.

•

For each measurement period and with respect to each investment, the compensation committee will determine whether we have recognized at least an 8% return on investment (“ROI”) (compounded annually) on the investment since July 1, 2012, in the case of the September 2012 awards, and January 1, 2013, in the case of the March 2013 awards. The 8% ROI threshold is modeled after incentive programs that are common in private equity partnerships similar to some of FNF’s investment partners, wherein the investors require that they receive a preferred compounded rate of return (8% is a common rate) before returns are shared with management. For this purpose, “return on investment” means realized and unrealized pre-tax gain from FNF’s equity investment in each investment during the relevant measurement period. ROI will be determined irrespective of cash gains calculated for our Federal tax calculation and shall not include gain attributable to the investment’s income statement gain or loss. In addition, the compensation committee may, in its discretion, exclude from ROI any realized or recorded gain on the investment to the extent it determines that inclusion of such gain would be inconsistent with the spirit and intent of the program.

•	Provided the 8% ROI threshold is achieved, we will begin to credit amounts to a notional incentive pool. All ROI in excess of this 8% threshold will be credited to the incentive pool until an 80/20 allocation of ROI is achieved. The intent is to reflect an 80/20 allocation of ROI between FNF and the incentive pool, with 80% of ROI being allocated to FNF and 20% of ROI being allocated to the incentive pool. This allocation approach is modeled after incentive programs that are common in private equity partnerships. Once this 80/20 allocation is achieved, any further ROI will be allocated 80% to FNF and 20% to the incentive pool.

•	Under each award granted to a participating executive, the executive may earn a specified percentage of the incentive pool up to a maximum amount of $25,000,000 per award. With respect to the named executive officers, the specified percentages are currently: Mr. Foley 60%; Mr. Scanlon 5%; Mr. Bickett 14%; Mr. Park 2%; and Mr. Gravelle 5%. The allocations were based on our Compensation Committee’s assessment of the relative abilities the named executive officers have to impact the strategies and long-term performance of the relevant portfolio company investments. However, our compensation committee has retained discretion to reduce the amount credited to the incentive pool and payable to a participating executive. In March 2013, the compensation committee exercised its negative discretion to limit the amount creditable to the incentive pool for the measurement period ending December 31, 2013, to 80% of the amount that would otherwise be credited with respect to such period. The remaining 20% that is not credited to the incentive pool for the first measurement period will be available for the second measurement period ending December 31, 2014, in accordance with the terms and conditions of the incentive program.

•	Beginning in 2013, if the amount paid to a participating executive in a calendar year pursuant to the incentive program (whether relating to the measurement period ending on the last day of the prior calendar year or to any previously banked amounts) is greater than 50% of the executive’s annual cash incentive (annual bonus) for the prior calendar year, the executive’s annual cash incentive (annual bonus) for such prior calendar year will be reduced by 50% unless otherwise determined by the compensation committee. The amounts paid under the Long-Term Investment Success Incentive Program in 2014 were greater than 50% of each participating executive’s annual cash incentive for 2013. Consequently, each of the participating named executive officer’s annual incentives for 2013 were reduced by 50%.

•	For each measurement period, the executive must generally remain employed through the last day of the measurement period, and FNF must achieve positive net income in order for the executive to earn his or her respective portion of the incentive pool. For this purpose, net income means net earnings as reflected in our consolidated statements of earnings in our annual report on Form 10-K and will be measured over the calendar year that ends coincident with the last day of the applicable measurement period. If the service condition is satisfied, but we do not achieve positive net income, then the amount credited to the incentive pool and allocable to the executive will be paid to the executive only if and when positive net income is achieved in one of the remaining measurement periods. If the executive’s employment is terminated due to death, by us due to disability or without “cause” or by the executive for “good reason” (as such terms are defined in the executive’s employment agreement), then the executive remains eligible, subject to all of the other terms and conditions of the awards, to earn a pro-rated portion of any amounts credited to the incentive pool for open measurement periods.

•

Unless otherwise determined by the compensation committee, if an employee receives any additional long-term investment success incentive awards relating to one or more of the investments and measuring ROI over one or more overlapping time periods, to avoid duplication, the amounts that would otherwise be credited with respect to such investments to the employee’s award account under such additional awards will be reduced so that the employee does not receive a credit under more than one award for the same ROI. The March 2013 awards include this reduction to the extent amounts are credited under the September 2012 awards with respect to the same investments and overlapping time periods.

•	All amounts payable under the program are subject to our clawback policy, which is described below.

The first measurement period under the awards granted in September 2012 and March 2013 ended December 31, 2013. The tables below reflect the results for the first measurement period and the resulting payouts to the named executive officers.

Investment	Return on Investment	80% Allocated to FNF	20% Incentive Pool
Remy	$152,500,000	$122,000,000	$30,500,000
Restaurant Group	242,900,000	194,300,000	48,600,000

Total	395,400,000	316,300,000	79,100,000

Name	Percentage of Incentive Pool	Total Incentive Potential	20% Reduction of Total Incentive	80% of Total Incentive Potential Paid (a)	Related 2013 Annual Incentive Reduction
William P. Foley, II	60%	$47,260,000	$9,452,000	$37,806,843	$2,868,000
Anthony J. Park	2%	1,580,000	316,000	1,265,322	435,000
Brent B. Bickett	14%	11,070,000	2,214,000	8,857,254	825,800
Michael L. Gravelle	5%	3,950,000	791,000	3,163,305	342,700
George P. Scanlon *	5%	3,480,000	454,000	3,024,120	1,036,740

*	Effective December 7, 2013, Mr. Scanlon transitioned from the role of Chief Executive Officer and his employment with FNF ended. Pursuant to the release agreement entered into by and between FNF and Mr. Scanlon (as described in further detail below), Mr. Scanlon is entitled to receive a pro-rated portion equal to 95.6% his total incentive potential for the first measurement periods under the awards, and proportionately decreasing percentages of any amounts credited with respect to subsequent measurement periods.
(a)	A majority of the amounts earned under the Long-Term Investment Success Incentive Program for 2013 were earned over, and were based on, a performance period that began in 2012. However, because of the nature of the Long-Term Investment Success Incentive Program, we are required to report the full lump-sum incentive award paid under this program as 2013 compensation.

Adoption of Clawback Policy

In December 2010, our compensation committee adopted a policy to recover any incentive-based compensation from our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements, and the incentive-based compensation paid during the preceding three-year period would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2013.

Benefit Plans

We provide retirement and other benefits to our U.S. employees under a number of compensation and benefit plans. Our named executive officers generally participate in the same compensation and benefit plans as our other executives and employees. All employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan and our Employee Stock Purchase Plan. In addition, our named executive officers are eligible to participate in broad-based health and welfare plans. We do not offer pensions or supplemental executive retirement plans for our named executive officers.

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code, as well as an employee stock ownership plan feature. Participating employees may contribute up to 40% of their eligible compensation, but not more than statutory limits, generally $17,500 in 2013. We made matching contributions in 2013 of approximately $16.9 million, and this was credited to the FNF Stock Fund in the FNF 401(k) Plan.

A participant may receive the value of his or her vested account balance upon termination of employment. A participant is always 100% vested in his or her voluntary contributions. Vesting in matching contributions, if any, occurs proportionally each year over three years based on continued employment with us.

Deferred Compensation Plan. We provide our named executive officers, as well as other key employees, with the opportunity to defer receipt of their compensation under a nonqualified deferred compensation plan. None of our named executive officers, other than Messrs. Park and Gravelle, elected to defer 2013 compensation into the plan. A description of the plan and information regarding our named executive officers’ interests under the plan can be found in the Nonqualified Deferred Compensation table and accompanying narrative.

Employee Stock Purchase Plan. We have historically sponsored an employee stock purchase plan (the prior ESPP), which provided a program through which our executives and employees could purchase shares of our common stock through payroll deductions and through matching employer contributions. Participants could elect to contribute between 3% and 15% of their salary into the prior ESPP through payroll deduction. At the end of each calendar quarter, we would make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters. For most employees, matching contributions have been equal to 1/3 of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. For officers, including our named executive officers, and for employees who have completed at least ten consecutive years of employment with us, the matching contribution has been 1/2 of such amount. The matching contributions, together with the employee deferrals, have then been used to purchase shares of our common stock on the open market. Due to the exhaustion of the prior ESPP’s share reserve, the prior ESPP was frozen in September 2013. Since participants had made contributions to the prior ESPP with the expectation that they would receive quarterly matching contributions, provided that they satisfy the four calendar quarter requirement, FNF determined that it was appropriate to make discretionary grants of stock under the FNF omnibus plan in amounts that were comparable to what would have been received by the participant had FNF been able to make matching contributions under the prior ESPP. The discretionary grants made to our company’s named executive officers are disclosed below in the Summary Compensation Table and the Grants of Plan-Based Awards Table. In 2013, we adopted the Current ESPP under which our executives and employees have been permitted to purchase shares of our common stock through payroll deductions, but the Current ESPP does not provide for employer matching contributions.

Health and Welfare Benefits. We sponsor various broad-based health and welfare benefit plans for our employees. Certain executives, including our named executive officers, are provided with additional life insurance. The taxable portion of the premiums on this additional life insurance is reflected in the Summary Compensation Table under the column All Other Compensation and related footnote.

Other Benefits. We continue to provide a few special benefits to our executives but have lessened the benefits since 2012. In general, the additional benefits provided are intended to help our named executive officers be more productive and efficient and to protect us and the executive from certain business risks and potential threats. In 2013, certain of our named executive officers received personal use of the corporate aircraft. In addition, Mr. Foley received accounting services through the first half of 2013, which then ended. In 2013, we paid no membership dues for social and recreational clubs. Our compensation committee regularly reviews the additional benefits provided to our executive officers and believes they are minimal. Further detail regarding other benefits in 2013 can be found in the Summary Compensation Table under the column All Other Compensation and related footnote.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers, as well as our other officers. Our compensation committee is also responsible for administering the Fidelity National Financial, Inc. Annual Incentive Plan, which we refer to as our annual incentive plan, the Fidelity National Financial, Inc. Amended and Restated 2005 Omnibus Incentive Plan, which we refer to as our omnibus incentive plan, administering programs that are implemented under the omnibus incentive plan, including the long-term investment success cash incentive program described above, and approving individual grants and awards under those plans for our executive officers.

To further the objectives of our compensation program, our compensation committee engaged Strategic Compensation Group, LLC, which we refer to as Strategic Compensation Group, an independent compensation consultant, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. The consultant is engaged to suggest compensation changes with alternatives for the committee to consider. In April 2013, the compensation committee reviewed the final rules issued by the New York Stock Exchange regarding the independence of consultants to the compensation committee, considered these rules relative to Strategic Compensation Group and affirmed the consultant’s independence.

In 2013, Strategic Compensation Group provided our compensation committee with relevant market data on compensation, including annual salary, annual incentives, long-term incentives, other benefits, total compensation and pay mix, and alternatives to consider when making compensation decisions. Strategic Compensation Group also assisted our compensation committee in its review of the compensation risk assessment that is completed on an annual basis. Strategic Compensation Group was selected by our compensation committee, reported directly to the committee, received compensation only for services related to executive compensation issues, and neither it nor any affiliated company provided any other services to us.

Our Executive Chairman participated in the 2013 executive compensation process by making recommendations with respect to equity-based incentive compensation awards. Our former Chief Executive Officer, Mr. Scanlon, and our current Chief Executive Officer, Mr. Quirk, made recommendations with respect to their respective direct reports, as discussed further below. In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and the consultant in preparing the committee’s meeting agendas and, at the direction of the committee, assisted Strategic Compensation Group in gathering financial information about FNF and stock ownership information for our executives for inclusion in the consultant’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, Strategic Compensation Group and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any recommended compensation decisions.

Establishing Executive Compensation Levels

We operate in a highly competitive industry and compete with our peers and competitors to attract and retain highly skilled executives within that industry. To attract and retain talented executives with the leadership abilities and skills necessary for building long-term stockholder value, motivate our executives to perform at a high level and reward outstanding achievement, our compensation committee sets total compensation at levels it determines to be competitive in our market.

When determining the overall compensation of our named executive officers, including base salaries and annual and long-term incentives, our compensation committee considers a number of important qualitative and quantitative factors including:

•	the executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our company’s performance;

•	the executive officer’s prior salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards;

•	the business environment and our business objectives and strategy;

•	our financial performance in the prior year;

•	the need to retain and motivate executives (even in the current business cycle, it is critical that we not lose key people and long term incentives help to retain key people);

•	corporate governance and regulatory factors related to executive compensation;

•	marketplace compensation levels and practices; and

•	our focus on the performance of our portfolio company investments.

In evaluating the compensation of our Chief Executive Officer’s direct reports, our compensation committee also considers the Chief Executive Officer’s recommendations to the committee. This includes his review of the performance of the other named executive officers, job responsibilities, importance to our overall business strategy, and our compensation philosophy. Our Chief Executive Officer does not make a recommendation to our compensation committee regarding his own compensation. The compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess, and approve compensation for our named executive officers.

To support its review of our executive compensation and benefit programs for 2013, our compensation committee engaged Strategic Compensation Group, an independent compensation consultant to conduct a marketplace review of the compensation we pay to our executive officers. Our compensation committee has the sole authority to hire a compensation consultant and to approve the compensation consultant’s fees and terms of engagement. Strategic Compensation Group gathered marketplace compensation data on total compensation, which consisted of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from the equity incentive plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provided a point of reference for our compensation committee, but our compensation committee ultimately made compensation decisions based on all of the factors described above.

At the beginning of each year, the compensation committee reviews specific marketplace compensation surveys to benchmark executive compensation. The committee strives for a consistent set of compensation surveys from year to year, so that the benchmark information is consistent and comparable. Strategic Compensation Group assisted our compensation committee in analyzing the marketplace compensation surveys that were included in the marketplace compensation data. Strategic Compensation Group used three marketplace data sources: (1) a general executive compensation survey prepared by Towers Watson, a global professional services company providing risk and financial management services, which contained data on over 300 companies (in using this survey, our compensation committee applied a formula contained in the survey that allows for the adjustment of the survey’s compensation amounts to take into account differences in revenues between the survey companies and our company); (2) a general executive compensation survey of over 3,000 companies with a specific focus on about 126 companies with revenues of between $7 billion and $12 billion, and (3) compensation information for a group of companies, which we refer to as the FNF peer group. The FNF peer group was based on a revenue range of  1⁄2 to 2 times the projected 2013 revenue for FNF (which at the time was estimated to be $8.7 billion), industry focus (generally the insurance industry based on Global Industry Classification Standard (GICS) Code), nature and complexity of operations, and because they compete with us for business and/or executive talent. The 2013 peer group was consistent with the peer group used by the compensation committee in 2012, except that: (i) two companies, Arch Capital Group Ltd. and Transatlantic Holdings, were removed as Arch Capital’s revenue fell below our revenue range and Transatlantic Holdings was acquired and was no longer publicly traded; and five companies (Aon plc, Chubb Corporation, Leucadia National Corporation, Marsh & McLennan Companies, Inc., and XL Group plc) were added because they met the revenue range requirement and they were in the same insurance industry as FNF. When defining the peer group, we attempt to apply the standards used by ISS for identifying peer groups for public companies. The 2013 peer group consisted of:

•	American Financial Group

•	Aon plc

•	Assurant Inc.

•	Automatic Data Processing, Inc.

•	Berkley (WR) Corp.

•	Chubb Corporation

•	CNA Financial Corporation

•	Discover Financial Services

•	Everest Re Group Ltd.
•	First American Financial Corporation

•	Genworth Financial, Inc.

•	Leucadia National Corporation

•	Lincoln National Corp.

•	Marsh & McLennan Companies, Inc.

•	Partnerre Ltd.

•	Principal Financial Group

•	Unum Group

•	XL Group plc

The revenue range of these companies at that time was between $4.9 billion and $13.7 billion, with a median revenue of $9.5 billion. This compares to the FNF 2013 revenue estimate at that time of about $8.7 billion.

In addition to the compensation surveys, Strategic Compensation Group gathers compensation practices data from independent sources such ISS and Glass Lewis. That data is helpful to the compensation committee when reviewing the executive compensation practices used by FNF.

We primarily focused on the 50th-75th percentile of the peer group data when considering what our named executive officers’ 2013 target total compensation levels should be. Our compensation committee used the other two sources of compensation data described above in making its compensation decisions in 2013 as a point of reference in evaluating whether compensation was within a “market” range; however, in general those two sources were given less weight when considering what the named executive officers’ 2013 target total compensation should be as we think the peer group data is the best indicator of total compensation provided by our key competitors and peers.

While the compensation decisions of our compensation committee ultimately were subjective judgments, our compensation committee also considered the following factors in making compensation decisions for our named executive officers. In determining the total compensation for Mr. Scanlon (prior to his transition from Chief Executive Officer), our compensation committee considered his role and responsibility as Chief Executive Officer, particularly in connection with his responsibility of continuing FNF’s long term strategic plan. In determining the total compensation for Mr. Foley, our compensation committee considered his success as the overall leader of FNF in developing and implementing FNF’s long-term strategy, his substantial knowledge of and contributions to the overall management of FNF’s title operations, and his leadership in connection with FNF’s successful investments in portfolio companies. In determining the total compensation for Mr. Quirk, our compensation committee considered his 28 years of experience with FNF working in the title business and his importance to the continued successful operation of FNF’s title business. In determining the total compensation for Mr. Park, our compensation committee considered his role and responsibility for accounting and financial reporting matters, as well as his 23 years of experience with FNF. In determining the total compensation for Mr. Bickett, our compensation committee considered his contribution to corporate finance matters, corporate development and mergers and acquisitions, as well as his 15 years of experience with FNF. In determining the total compensation for Mr. Gravelle, our compensation committee considered his role and responsibility for legal, corporate secretarial, and mergers and acquisitions (legal) matters, as well as his 21 years of experience with FNF.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Employment Agreements and Post-Termination Compensation and Benefits

We have entered into employment agreements with each of our named executive officers. These agreements provide us and the executives with certain rights and obligations following a termination of employment, and in some instances, following a change in control. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. A description of the material terms of the agreements can be found in the narrative following the Grants of Plan-Based Awards table and in the Potential Payments Upon Termination or Change in Control section.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. There is, however, an exception for certain performance-based compensation. Our compensation committee takes the deduction limitation under Section 162(m) into account when structuring and approving awards under our annual incentive plan and our omnibus plan. However, our compensation committee may approve compensation that will not meet these requirements.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments, including stock option grants, in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

THE COMPENSATION COMMITTEE

Daniel D. (Ron) Lane

Richard N. Massey

Cary H. Thompson

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Raymond R. Quirk	2013	740,000	—	2,000,012	1,949,898	2,220,000	287,622	7,197,532
Chief Executive Officer	2012	728,141	—	2,999,997	581,249	2,220,000	216,502	6,745,889
	2011	740,000	—	2,867,941	—	4,228,125	162,778	7,998,844
Anthony J. Park	2013	429,615	—	479,992	467,976	1,700,322	128,210	3,206,115
Executive Vice President and Chief Financial Officer	2012	404,599	—	800,002	155,000	830,000	111,264	2,300,865
	2011	400,000	—	716,989	—	1,488,500	63,096	2,668,585
William P. Foley, II	2013	741,692	—	4,355,013	4,338,500	40,675,593	852,451	50,963,249
Chairman of the Board	2012	625,000	—	7,399,992	1,375,623	4,657,500	933,952	14,992,067
	2011	600,000	—	7,331,011	—	3,600,000	991,486	12,522,497
Brent B. Bickett	2013	550,500	—	1,170,017	1,202,421	9,683,004	368,779	12,974,722
President	2012	409,069	—	2,100,006	387,499	1,238,250	344,228	4,479,052
	2011	183,000	—	1,821,830	—	549,000	250,152	2,803,982
Michael L. Gravelle	2013	422,406	—	1,119,993	1,053,679	3,551,069	100,993	6,248,135
Executive Vice President, General Counsel and Corporate Secretary
George P. Scanlon *	2013	752,588	—	70,004	29,979	4,061,134	8,031,553	12,945,255
Former Chief Executive Officer	2012	693,141	—	2,999,997	581,249	2,220,000	245,488	6,739,875
	2011	600,000	—	2,867,941	—	4,955,625	207,900	8,631,466

*	Effective December 7, 2013, Mr. Scanlon transitioned from the role of Chief Executive Officer and his employment with FNF ended.
(1)	Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary, if any, into our 401(k) plan, ESPP, or deferred compensation plans. In addition, the amount for Mr. Gravelle for 2013 also includes $148,000 in salary paid by Remy in connection with his employment by Remy as its Senior Vice President, General Counsel and Corporate Secretary.
(2)	Represents the grant date fair value of restricted stock awards granted in 2013 computed in accordance with ASC Topic 718, excluding forfeiture assumptions. These awards consisted of our restricted shares issued under the FNF omnibus plan. Assumptions used in the calculation of these amounts are included in Footnote O to our audited financial statements for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The amounts for 2013 include $106,006, $70,004, $70,004 and $70,004 with respect to Messrs. Foley, Bickett, Gravelle and Scanlon, respectively, relating to the February 21, 2013 grant of Remy restricted stock. As of March 28, 2014, we owned approximately 51% of Remy’s common stock and we consolidate the operations of Remy.
(3)	Represents the grant date fair value of stock option awards granted in 2013, computed in accordance with ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote O to our audited financial statements for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The amounts for 2013 also include $44,972, $29,979, $29,979, and $29,979 with respect to Messrs. Foley, Bickett, Gravelle, and Scanlon respectively, relating to the February 21, 2013 grant of Remy stock options; and $150,000 and $100,000 with respect to Messrs. Foley and Bickett, respectively, relating to the August 26, 2013 grant of FNES stock options. As of March 28, 2014, we owned approximately 51% of Remy’s common stock and 36% of FNES’ common stock. We consolidate the operations of Remy and account for FNES under the equity method of accounting.

(4)	Represents amounts earned under the FNF annual incentive plan and Long-Term Investment Success Incentive Program. In 2013, the named executive officers, other than Mr. Quirk, earned the following amounts under the FNF annual incentive plan, the September 2012 awards under the Long-Term Investment Success Incentive Program and the March 2013 awards under the Long-Term Investment Success Incentive Program, respectively: Mr. Park $435,000, $1,265,322, and $0; Mr. Foley $2,868,800, $25,000,000 and $12,806,843; Mr. Bickett $825,800, $8,857,254 and $0; Mr. Gravelle $342,700, $3,163,305 and $0; and Mr. Scanlon $1,037,014, $3,024,120 and $0. Mr. Quirk did not participate in the Long-Term Investment Success Incentive Program. The amount for Mr. Gravelle for 2013 also includes a $45,064 performance-based bonus paid by Remy in connection with his employment by Remy as its Senior Vice President, General Counsel and Corporate Secretary.
(5)	Amounts shown for 2013 include matching contributions to our ESPP; dividends paid on restricted stock; life insurance premiums paid by us; health insurance fees paid by us under the executive medical plan; fees received for services on the boards of directors of affiliates; personal use of a company airplane; utilization of accounting services through March 31, 2013, which then ended; and, in the case of Mr. Scanlon, cash severance benefits paid pursuant to his employment agreement and office supply and administrative support benefits in connection with his ongoing responsibilities as a director of Remy, as set forth below.

	Foley	Quirk	Park	Bickett	Gravelle	Scanlon
ESPP Matching Contributions	$33,029	$27,157	$22,282	$13,468	$12,661	$35,485
Common Stock Grants	11,163	8,538	7,183	9,528	3,980	12,808
Restricted Stock Dividends	401,047	208,725	52,437	68,927	37,973	187,089
Life Insurance Premiums	1,143	1,143	135	135	206	387
Director Fees Paid By Affiliates *	203,042	—	—	128,334	—	114,042
Personal Airplane Use	170,709	9,740	—	102,216	—	10,543
Executive Medical	32,319	32,319	46,173	46,173	46,173	46,173
Cash Severance Per Employment Agreement	—	—	—	—	—	7,625,026

*	Beginning January 1, 2014, Messrs. Foley and Bickett will not receive director fees for serving on the board of our affiliates.

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2013.

Grants of Plan-Based Awards

(a) Name	(b) Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			(i) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(j) All other Option Awards: Number of Securities Underlying Options (#) (4)	(k) Exercise or Base Price of Option Awards ($/Share)	(l) Grant Fair Value of Stock and Option Awards ($)
		(c) Threshold ($)	(d) Target ($)	(e) Maximum ($)	(f) Threshold (#)	(g) Target (#)	(h) Maximum (#)
William P. Foley, II	2/21/2013	—	—	—	—	—	—	5,676	5,933	18.50	150,037
	8/26/2013	—	—	—	—	—	—	—	2,100	392.49	150,000
	11/21/2013	—	—	—	—	152,330	—	—	887,265	27.90	8,393,535
	Annual Incentive Plan	956,250	1,912,500	5,737,500	—	—	—	—	—	—	—
	Long-Term Investment Success Incentive Program	—	—	25,000,000	—	—	—	—	—	—	—
Raymond R. Quirk	11/21/2013	—	—	—	—	71,685	—	—	417,537	27.90	3,949,909
	Annual Incentive Plan	555,000	1,110,000	2,220,000	—	—	—	—	—	—	—
Brent B. Bickett	2/21/2013	—	—	—	—	—	—	3,784	3,955	18.50	100,002
	8/26/2013	—	—	—	—	—	—	—	1,400	392.49	100,000
	11/21/2013	—	—	—	—	39,427	—	—	229,645	27.90	2,172,455
	Annual Incentive Plan	412,900	825,800	1,651,600	—	—	—	—	—	—	—
	Long-Term Investment Success Incentive Program	—	—	25,000,000	—	—	—	—	—	—	—
Anthony J. Park	11/21/2013	—	—	—	—	17,204	—	—	100,209	27.90	947,968
	Annual Incentive Plan	217,500	435,000	870,000	—	—	—	—	—	—	—
	Long-Term Investment Success Incentive Program	—	—	25,000,000	—	—	—	—	—	—	—
Michael L. Gravelle	2/21/2013	—	—	—	—	1,891	—	1,892	3,955	18.50	100,002
	11/21/2013	—	—	—	—	37,634	—	—	219,207	27.90	2,073,685
	Annual Incentive Plan	202,000	404,000	808,000	—	—	—	—	—	—	—
	Long-Term Investment Success Incentive Program	—	—	25,000,000	—	—	—	—	—	—	—
	Remy Annual Incentive Plan	40,700	81,400	122,100	—	—	—	—	—	—	—
George P. Scanlon	2/21/2013	—	—	—	—	—	—	3,784	3,955	18.50	100,002
	Annual Incentive Plan	555,000	1,110,000	2,220,000	—	—	—	—	—	—	—
	Long-Term Investment Success Incentive Program	—	—	25,000,000	—	—	—	—	—	—	—

(1)

The amounts shown in column (c) reflect the minimum payment levels under the FNF annual incentive plan and, additionally for Mr. Gravelle, the minimum payout levels under the Remy annual incentive bonus program. For the FNF annual incentive Plan, the minimum payout levels are 50% of the target amounts shown in column (d) under the FNF annual incentive plan. The amount shown in column (e) under the FNF annual incentive plan for everyone except Mr. Foley and Mr. Gravelle is 200% of the target amount. For Mr. Foley and Mr. Gravelle, the amount in column (e) is 300% and 240%, respectively, of the target amount. These amounts are based on the individual’s 2013 salary and position. The amounts shown in columns (c), (d) and (e) for Mr. Gravelle with respect to the Remy annual incentive bonus program reflect the minimum, target and maximum amounts, respectively, payable to Mr. Gravelle under that plan. Mr. Gravelle’s target under the Remy annual incentive bonus program was 55% of his base salary paid by Remy in 2013, the minimum payout level is 50% of the target amount shown in column (d) and the maximum is 150% of the target amount.

The amounts shown in column (e) for the Long-Term Investment Success Incentive Program are the maximum potential incentives that may be earned under that program for the awards granted in 2013. The $25 million maximum is based on the limit in our 2005 Omnibus Incentive Plan. Amounts will not be earned under the 2013 awards to the extent a payment is earned under the 2012 award for the same performance period. Consequently, we expect that an amount will be earned under the 2013 awards only to the extent the amount earned under the 2012 award is capped due to the $25 million limitation under our 2005 Omnibus Incentive Plan. Amounts earned under the 2012 and 2013 Long-Term Investment Success Incentive Program awards for the performance periods ending December 31, 2013 were paid in March 2014, and are reflected in the Summary Compensation Table under the heading Non-Equity Incentive Plan Compensation. As described in detail in the “Compensation Discussion and Analysis and Executive and Director Compensation” above, the incentive program does not include target and threshold amounts for participating executives. The amount shown in the target column represents an estimate of the amounts that will be earned with respect to the 2013 award over the entire performance period, ending December 31, 2016.
(2)	The amounts shown in column (f) for Mr. Gravelle reflect 50% of the total number of shares of performance-based restricted stock awarded to Mr. Gravelle in 2013, which reflects the number of shares he would receive if Remy achieves the minimum level of performance with respect to the award. The amounts shown in column (g) reflect the number of shares of performance-based restricted stock granted to each named executive officer under the FNF omnibus plan, and additionally for Mr. Gravelle, under the Remy omnibus incentive plan. As Mr. Scanlon transitioned from the role of our Chief Executive Officer in December 2013, he did not receive any grants under the omnibus plan for 2013.
(3)	The amounts shown in column (i) for Messrs. Foley, Bickett, Gravelle and Scanlon reflect the number of shares of Remy restricted stock granted to each named executive officer on February 21, 2013.
(4)	For each named executive officer other than Messrs. Foley, Bickett, Gravelle and Scanlon, the amounts shown in column (j) reflect the number of stock options granted to each named executive officer under the omnibus plan on November 21, 2013 (grant date fair value per option is $4.67 per option granted). For Messrs. Foley and Bickett, the amounts shown in column (j) reflect (a) the number of stock options granted to each named executive officer under the omnibus plan on November 21, 2013 (grant date fair value per option is $4.67 per option granted), (b) the number of Remy stock options granted to each named executive officer on February 21, 2013 (grant date fair value per option is $7.59 per option granted), and (c) the number of FNES stock options granted to each named executive officer on August 26, 2013 (grant date fair value per option is $71.43 per option granted). For Mr. Gravelle, the amounts shown in column (j) reflect (a) the number of stock options granted to the named executive officer under the omnibus plan on November 21, 2013 (grant date fair value per option is $4.67 per option granted), and (b) the number of Remy stock options granted to the named executive officer on February 21, 2013 (grant date fair value per option is $7.59 per option granted). For Mr. Scanlon, the amounts shown in column (j) reflect the number of Remy stock options granted to the named executive officer on February 21, 2013 (grant date fair value per option is $7.59 per option granted). As Mr. Scanlon transitioned from the role of our Chief Executive Officer in December 2013, he did not receive any grants under the omnibus plan for 2013.

Employment Agreements

We have entered into employment agreements with all of our named executive officers. Additional information regarding post-termination benefits provided under these employment agreements can be found in the “Potential Payments Upon Termination or Change in Control” section.

William P. Foley, II

We entered into a three-year amended and restated employment agreement with Mr. Foley, effective July 2, 2008, to serve as our Executive Chairman, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Prior to the amendments described below, under the terms of the agreement, Mr. Foley’s minimum annual base salary was $600,000 and his annual cash incentive target was 250% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Foley is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Foley and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Foley is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Effective as of February 4, 2010, we entered into an amendment to Mr. Foley’s employment agreement with Mr. Foley. The amendment provides that, if any payments or benefits to be paid to Mr. Foley pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Foley may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Foley does not elect to have such payments so reduced, Mr. Foley is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

The amendment to Mr. Foley’s employment agreement also (i) reduces his annual incentive bonus target from 250% of his annual base salary to 200% of his annual base salary, and (ii) eliminates the obligation of FNF to make severance payments to Mr. Foley in the event he terminates his employment following a change in control without good reason.

Effective as of August 1, 2012, FNF and Mr. Foley entered in a second amendment to Mr. Foley’s employment agreement, pursuant to which Mr. Foley’s minimum annual base salary was increased to $690,000. This amendment also increased Mr. Foley’s annual cash incentive target to 225% of his annual base salary, with amounts payable depending on performance relative to targeted results.

Effective as of August 27, 2013, FNF and Mr. Foley entered in a third amendment to Mr. Foley’s employment agreement, pursuant to which Mr. Foley’s minimum annual base salary was increased to $850,000.

Mr. Foley’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

George P. Scanlon

We entered into an employment agreement with Mr. Scanlon, effective as of June 1, 2010, to serve as our Chief Operating Officer. Subsequently, we entered into a new three-year amended and restated employment agreement with Mr. Scanlon, effective November 1, 2010, to serve as our Chief Executive Officer, with a provision for automatic annual extensions on the first anniversary of the effective date and for an additional year each anniversary thereafter unless either party gives written notice to the other not to extend the employment term at least 270 days before such extension would be effectuated. The employment agreement provided that we would pay Mr. Scanlon a base salary of no less than $600,000 per year, and that Mr. Scanlon was eligible for an annual incentive bonus opportunity under the FNF annual incentive plan, with amounts payable depending on performance relative to targeted results. For the period from November 1, 2010 through the remainder of the employment term, Mr. Scanlon’s target bonus was set at 150% of his base salary, with a maximum of up to 300% of his base salary. Mr. Scanlon was entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and he and his eligible dependents were entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Scanlon was also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee. The employment agreement also provided that, if any payments or benefits to be paid to Mr. Scanlon pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Scanlon may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code; and that if Mr. Scanlon does not elect to have such payments so reduced, Mr. Scanlon is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Effective December 7, 2013, FNF entered into a Release Agreement pursuant to which Mr. Scanlon transitioned from his role as Chief Executive Officer and his employment with FNF terminated. Pursuant to the Release Agreement, Mr. Scanlon is entitled to receive the following benefits, consistent with the terms of his employment agreement: (i) a pro-rated portion of his actual annual bonus under the 2013 annual incentive plan based upon the bonus that he would have earned multiplied by the percentage of 2013 completed by Mr. Scanlon before December 7, 2013; (ii) a lump sum cash payment equal to $7,455,000, which is 250% of the sum of (A) his base salary and (B) the highest annual bonus paid to him within the last 3 years or, if higher, his target bonus for 2013 ($2,220,000) and the dollar equivalent of his remaining match under the Employee Stock Purchas Plan, which was $55,000; (iii) the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to $7,148.16 which represents a lump sum payment equal to 36 months of monthly life insurance premiums; (iv) COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to $162,877.32 which represents a lump sum payment equal to 36 months of monthly medical and dental premiums; and (v) full vesting acceleration of all stock options, restricted stock, performance shares and other equity-based awards outstanding as of December 7, 2013. In addition, for so long as he remains a director of an FNF subsidiary, Mr. Scanlon is entitled to: (A) preferred use of our company airplane at a discount to retain charter rates; (B) continued payment and support for Mr. Scanlon’s personal computer, iPad and iPhone; and (C) continued availability of administrative support for his service on the board of Remy. Finally, in accordance with his September 2012 and March 2013 awards under the Long-Term Investment Success

Incentive Program, a 95.6% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2013, a 57.4% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2014, a 41% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2015, and a 31.9% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2016, less, in each case, amounts previously paid under the awards. Further information regarding this agreement is set forth in the “Potential Payments Upon Termination or Change in Control” section.

Raymond R. Quirk

We entered into a three-year amended and restated employment agreement with Mr. Quirk, effective October 10, 2008, to serve as our President, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Quirk’s minimum annual base salary is $740,000, with an annual cash incentive target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Quirk is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Quirk and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Quirk is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Effective as of February 4, 2010, FNF and Mr. Quirk entered into an amendment to Mr. Quirk’s employment agreement. The amendment provides that, if any payments or benefits to be paid to Mr. Quirk pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Quirk may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Quirk does not elect to have such payments so reduced, Mr. Quirk is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Mr. Quirk’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Anthony J. Park

We entered into a three-year amended and restated employment agreement with Mr. Park, effective October 10, 2008, to serve as our Executive Vice President, Chief Financial Officer, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Park’s minimum annual base salary is $375,000, with an annual cash incentive target equal to at least 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Park is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Park and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Park is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Effective as of February 4, 2010, FNF and Mr. Park entered into an amendment to Mr. Park’s employment agreement. The amendment provides that, if any payments or benefits to be paid to Mr. Park pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Park may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Park does not elect to have such payments so reduced, Mr. Park is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Mr. Park’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Brent B. Bickett

We entered into a three-year amended and restated employment agreement with Mr. Bickett, effective July 2, 2008, to serve as our Executive Vice President, Corporate Finance, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Effective as of January 1, 2012, we entered into an amendment to the employment agreement with Mr. Bickett pursuant to which Mr. Bickett was entitled to a minimum annual base salary of $276,500 and an annual cash bonus target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Effective as of July 1, 2012, we entered into an additional amendment to the employment agreement with Mr. Bickett in connection with his increased role and full-time status with FNF. Under the terms of the agreement, as amended, Mr. Bickett’s minimum annual base salary is $550,500, with an annual cash bonus target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Bickett is entitled to purchase supplemental disability insurance sufficient to provide at least 60% of his pre-disability base salary, and Mr. Bickett and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Bickett is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Effective as of February 4, 2010, FNF and Mr. Bickett entered into an amendment to Mr. Bickett’s employment agreement. The amendment provides that, if any payments or benefits to be paid to Mr. Bickett pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Bickett may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Bickett does not elect to have such payments so reduced, Mr. Bickett is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Mr. Bickett’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Michael L. Gravelle

We entered into a three-year amended and restated employment agreement with Mr. Gravelle, effective January 1, 2010, to serve as our Executive Vice President, General Counsel and Corporate Secretary, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement as amended effective January 30, 2013, Mr. Gravelle’s minimum annual FNF base salary is $337,000, with an annual cash incentive target equal to at least 120% of his paid FNF base salary with a maximum of up to 240% of his paid FNF base salary, with amounts payable depending on performance relative to targeted results. Mr. Gravelle is entitled to purchase supplemental disability insurance sufficient to provide at least 60% of his pre-disability base salary, and Mr. Gravelle and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Gravelle is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

The agreement further provides that, if any payments or benefits to be paid to Mr. Gravelle pursuant to the terms of the agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Gravelle may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Gravelle does not elect to have such payments so reduced, Mr. Gravelle is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

The agreement finally provides that Mr. Gravelle became the Senior Vice President, General Counsel and Corporate Secretary of Remy effective as of February 1, 2013, and ceased being an executive officer of FIS as of February 1, 2013 and acknowledges that Mr. Gravelle would receive an annual base salary of $148,000 and a bonus opportunity at target of 55% ($81,400) from Remy. Mr. Gravelle does not have a separate employment agreement with Remy.

Mr. Gravelle’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments Upon Termination or Change in Control” section.

Annual Incentive Awards

In 2013, our compensation committee approved performance-based cash incentive award opportunities for certain of our named executive officers. The performance-based cash incentive award opportunities are calculated by multiplying base salary by the named executive officer’s applicable percentage approved by our compensation committee based on the level of performance that we achieved. More information about the annual incentive awards, including the targets and criteria for determining the amounts payable to our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

Long-Term Investment Success Incentive Awards

In 2012, we implemented a special cash incentive program under the omnibus plan tied to FNF’s return on investment in certain companies or divisions. We granted awards under his program in September 2012 and March 2013 with performance periods from July 1, 2012 through December 31, 2016 and January 1, 2013 through December 31, 2016, respectively. Messrs. Foley, Scanlon, Bickett, Park and Gravelle participate in the program. More information about the program, including the criteria for determining the amounts payable to certain of our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

Long Term Equity Incentive Awards

In November 2013, our compensation committee approved grants of performance-based restricted stock and stock options to our named executive officers. The performance element applicable to the performance-based restricted stock is based upon achievement of pre-tax margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2013. The restricted stock also vests proportionately each year over three years based on continued employment with us. Stock options vest proportionately each year over three years based on continued employment with us. More information about the long term equity incentive awards can be found in the “Compensation Discussion and Analysis” section.

Salary and Bonus in Proportion to Total Compensation

The “Compensation Discussion and Analysis” section contains a table showing the proportion of our named executive officers’ salary to total compensation for 2013.

Outstanding FNF Equity Awards at Fiscal Year End

		Option Awards (1)					Stock Awards (2)
									Equity Incentive Plan Awards:
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William P. Foley, II	10/28/2011	—	—	—	—	—	118,033	3,830,171	—	—
William P. Foley, II	11/8/2012	60,528	121,058	—	22.59	11/8/2019	209,532	6,799,313	—	—
William P. Foley, II	11/21/2013	—	887,265	—	27.90	11/21/2020	—	—	152,330	4,943,109
Anthony J. Park	11/8/2007	98,333	—	—	13.64	11/8/2015	—	—	—	—
Anthony J. Park	11/23/2009	30,000	—	—	14.06	11/23/2017	—	—	—	—
Anthony J. Park	10/28/2011	—	—	—	—	—	15,301	496,517	—	—
Anthony J. Park	11/8/2012	6,820	13,640	—	22.59	11/8/2019	23,610	766,145	—	—
Anthony J. Park	11/21/2013	—	100,209	—	27.90	11/21/2020	—	—	17,204	558,270
Raymond R. Quirk	11/8/2007	400,000	—	—	13.64	11/8/2015	—	—	—	—
Raymond R. Quirk	10/27/2008	341,667	—	—	7.09	10/27/2016	—	—	—	—
Raymond R. Quirk	11/23/2009	140,000	—	—	14.06	11/23/2017	—	—	—	—
Raymond R. Quirk	10/28/2011	—	—	—	—	—	61,203	1,986,037	—	—
Raymond R. Quirk	11/8/2012	25,575	51,151	—	22.59	11/8/2019	88,535	2,872,961	—	—
Raymond R. Quirk	11/21/2013	—	417,537	—	27.90	11/21/2020	—	—	71,685	2,326,178
Brent B. Bickett	11/8/2007	120,000	—	—	13.64	8/19/2015	—	—	—	—
Brent B. Bickett	11/23/2009	30,000	—	—	14.06	11/23/2017	—	—	—	—
Brent B. Bickett	10/28/2011	—	—	—	—	—	19,672	638,356	—	—
Brent B. Bickett	11/8/2012	17,050	34,101	—	22.59	11/8/2019	59,024	1,915,329	—	—
Brent B. Bickett	11/21/2013	—	229,645	—	27.90	11/21/2020	—	—	39,427	1,279,406
Michael L. Gravelle	5/31/2006	24,793	—	—	20.92	5/31/2016	—	—	—	—
Michael L. Gravelle	11/8/2007	40,000	—	—	13.64	11/8/2015	—	—	—	—
Michael L. Gravelle	10/27/2008	66,667	—	—	7.09	10/27/2016	—	—	—	—
Michael L. Gravelle	11/23/2009	30,000	—	—	14.06	11/23/2016	—	—	—	—
Michael L. Gravelle	10/28/2011	—	—	—	—	—	10,929	354,646	—	—
Michael L. Gravelle	11/8/2012	10,528	—	—	22.59	11/8/2019	36,447	1,182,705	—	—
Michael L. Gravelle	11/21/2013	—	219,207	—	27.90	11/21/2020	—	—	37,634	1,221,223
George P. Scanlon	6/1/2010	100,000	—	—	13.99	6/1/2017	—	—	—	—
George P. Scanlon	11/8/2012	76,726	—	—	22.59	11/8/2019	—	—	—	—

(1)	Option grants made in 2013, 2012, 2009, 2008 and 2006 were granted under the omnibus incentive plan as part of our 2013, 2012, 2009, 2008 and 2006 long-term incentive compensation and vest 33% annually over a period of three years from the date of grant. Option grants made in 2007 were granted under the omnibus plan as part of our 2007 long-term incentive compensation and vest 25% annually over a period of four years from the date of grant.
(2)	We made the October 2011, November 2012 and November 2013 stock awards under the omnibus incentive plan. The October 2011 grants vest 33% annually over three years provided we achieve pre-tax margin of 6% in our title segment in at least two of the five quarters beginning October 1, 2011. The November 2012 grants vest 33% annually over three years provided we achieve pre-tax margin of 8% in our title segment in at least two of the five quarters beginning October 1, 2012. The November 2013 grants vest 33% annually over three years provided we achieve pre-tax margin of 8.5% in our title segment in at least two of the five quarters beginning October 1, 2013. Market values are based on the December 31, 2013 closing price of $32.45.

Outstanding Ceridian Option Awards at Fiscal Year End

	Grant Date	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Name		(#)	(#)	($)
William P. Foley, II HCM * (1)	12/7/2010	111,468	111,468	6.73	12/7/2020
William P. Foley, II ComData * (2)	12/7/2010	229,245	229,245	3.27	12/7/2020

*	As a result of Ceridian splitting ComData and HCM during the year, Mr. Foley’s outstanding Ceridian options have been modified to represent options in the split entities. This split resulted in no additional compensation for Mr. Foley, due to the fair value of his options at the time of the modification being the same as his former options in Ceridian
(1)	50% of the options vest quarterly over three years from the date of grant, and vest immediately upon a change in control of HCM. The remaining 50% vest upon the earliest to occur of (i) a change in control of Ceridian or (ii) following an Initial Public Offering if the equity value of the common stock equals at least $13.46 and the optionee’s service with Ceridian has not terminated.
(2)	50% of the options vest quarterly over three years from the date of grant, and vest immediately upon a change in control of ComData. The remaining 50% vest upon the earliest to occur of (i) a change in control of Ceridian or (ii) following an Initial Public Offering if the equity value of the common stock equals at least $6.54 and the optionee’s service with Ceridian has not terminated.

Outstanding Remy Restricted Stock and Stock Option Awards at Fiscal Year End

	Grant Date (1)	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name		(#)	(#)	($)		(#)	($)
William P. Foley, II	2/21/2013	5,933	—	18.50	2/21/2020	5,676	132,634
	2/24/2012	—	—	—	—	8,571	199,876
Brent B. Bickett	2/21/2013	3,784	—	18.50	2/21/2020	3,955	92,231
	2/24/2012	—	—	—	—	2,857	66,625
Michael L. Gravelle	2/21/2013	3,784	—	18.50	2/21/2020	3,955	92,231
George P. Scanlon	2/21/2013	3,784	—	18.50	2/21/2020	3,955	92,231

(1)	The restricted stock and stock options granted to Messrs. Foley, Bickett and Scanlon vest as to 50% of the shares subject to each award on each of the first and second anniversaries of the date of grant. The restricted stock and stock options granted to Mr. Gravelle vest as to one-third of the shares subject to each award on each of the first, second and third anniversaries of the date of grant.

Outstanding FNES Option Awards at Fiscal Year End

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
William P. Foley, II	8/26/2013	2,100	—	392.49	8/26/2020
Brent B. Bickett	8/26/2013	1,400	—	392.49	8/26/2020

(1)	The stock options vest as to 33% of the shares on the date of grant and on each of the first and second anniversaries of the date of grant.

The following table sets forth information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended December 31, 2013 for each of the named executive officers on an aggregated basis:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

William P. Foley, II	—	—	336,007	9,186,750
Anthony J. Park	75,000	2,049,878	42,702	1,167,639
Raymond R. Quirk	125,000	3,205,550	168,632	4,604,145
Brent B. Bickett	109,904	2,902,252	64,780	1,769,546
Michael L. Gravelle	—	—	36,951	1,009,236
George P. Scanlon	—	—	472,192	8,607,279

(1)	The restricted stock vesting for Mr. Scanlon includes 316,409 shares, with a realized value of $4,343,899, which were accelerated in 2013 as he transitioned from his role as Chief Executive Officer and his employment with FNF terminated.

Nonqualified Deferred Compensation

Under our nonqualified deferred compensation plan, which was amended and restated effective January 1, 2009, participants, including our named executive officers, can defer up to 75% of their base salary and 100% of their monthly, quarterly and annual incentives, subject to a minimum deferral of $16,500. Deferral elections are made during specified enrollment periods. Deferrals and related earnings are not subject to vesting conditions.

Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant, and may be changed on any business day. The funds from which participants may select hypothetical investments, and the 2013 rates of return on these investments, are listed in the following table:

Name of Fund	2013 Rate of Return	Name of Fund	2013 Rate of Return
Nationwide NVIT Money Market V	0%	Goldman Sachs VIT Mid Cap Value	32.89%
PIMCO VIT Real Return Portfolio	(9.91%)	T Rowe Price Mid Cap Growth II	36.40%
PIMCO VIT Total Return Portfolio	(2.11%)	Royce Capital Small Cap	34.75%
LASSO Long and Short Strategic Opportunities	9.40%	Vanguard VIF Small Company Growth Portfolio	46.54%
T. Rowe Price Equity Income II Portfolio	29.41%	MFS VIT II International Value Svc	27.63%
Dreyfus Stock Index	32.03%	American Funds IS International	21.63%
American Funds IS Growth	30.10%	Lazard Retirement Emerging Markets	(1.24%)
Invesco VIF Global Real Estate	2.71%	Van Eck VIP Global Hard Assets	10.53%
Ivy VIP High Income	10.50%

Upon retirement, which generally means separation of employment after attaining age sixty, an individual may elect either a lump-sum withdrawal or installment payments over 5, 10 or 15 years. Similar payment elections are available for pre-retirement survivor benefits. In the event of a termination prior to retirement, distributions are paid over a 5-year period. Account balances less than the applicable Internal Revenue Code Section 402(g) limit will be distributed in a lump-sum. Participants can elect to receive in-service distributions in a plan year designated by the participant and these amounts will be paid within two and one-half months from the close of the plan year in which they were elected to be paid. The participant may also petition us to suspend elected deferrals, and to receive partial or full payout under the plan, in the event of an unforeseeable financial emergency, provided that the participant does not have other resources to meet the hardship.

Plan participation continues until termination of employment. Participants will receive their account balance in a lump-sum distribution if employment is terminated within two years after a change in control.

In 2004, Section 409A of the Internal Revenue Code was passed. Section 409A changed the tax laws applicable to nonqualified deferred compensation plans, generally placing more restrictions on the timing of deferrals and distributions. The deferred compensation plan contains amounts deferred before and after the passage of Section 409A.

For amounts subject to Section 409A, which in general terms includes amounts deferred after December 31, 2004, a modification to a participant’s payment elections may be made upon the following events:

•	Retirement: Participants may modify the distribution schedule for a retirement distribution from a lump-sum to annual installments or vice versa, however, a modification to the form of payment requires that the payment(s) commence at least five years after the participant’s retirement, and this election must be filed with the administrator at least 12 months prior to retirement.

•	In-service Distributions: Participants may modify each in-service distribution date by extending it by at least five years; however, participants may not accelerate the in-service distribution date and this election must be filed with the administrator at least 12 months prior to the scheduled in-service distribution date.

Deferral amounts that were vested on or before December 31, 2004 are generally not subject to Section 409A and are governed by more liberal distribution provisions that were in effect prior to the passage of Section 409A. For example, a participant may withdraw these grandfathered amounts at any time, subject to a withdrawal penalty of ten percent, or may change the payment elections for these grandfathered amounts if notice is timely provided.

The table below describes the contributions and distributions made with respect to the named executive officers’ accounts under our nonqualified deferred compensation plan. None of the named executive officers, other than Messrs. Park and Gravelle, deferred 2013 compensation under the plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
William P. Foley, II	—	—	470,122	—	2,052,374
Anthony J. Park	75,000	—	49,184	—	276,716
Brent B. Bickett	—	—	106,778	—	453,630
Michael L. Gravelle	73,281	—	41,615	—	197,503

Potential Payments Upon Termination or Change-in-Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change in control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, (ii) where applicable, with respect to the named executive officers other than Mr. Scanlon, their employment agreements if their employment had terminated on December 31, 2013, and (iii) for Mr. Scanlon, his Release Agreement based on his actual termination date of December 7, 2013.

For the named executive officers other than Mr. Scanlon, the types of termination situations include a voluntary termination by the executive, with or without good reason, a termination by us either for cause or not for cause and termination in the event of disability or death. We also describe the estimated payments and benefits that would be provided upon a change in control without a termination of employment. The actual payments and benefits that would be provided upon a termination of employment would be based on the named executive officers’ compensation and benefit levels at the time of the termination of employment and the value of accelerated vesting of share-based awards would be dependent on the value of the underlying stock.

For each type of employment termination, the named executive officers would be, and Mr. Scanlon is, entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan, certain disability benefits and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees. In addition to these generally available plans and arrangements, the named executive officers would be entitled to benefits under our nonqualified deferred compensation plan, as described above in the Nonqualified Deferred Compensation table and accompanying narrative.

Potential Payments under Employment Agreements

As discussed above, we have entered into employment agreements with our named executive officers. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers other than Mr. Scanlon would receive in connection with various employment termination scenarios.

Under the terms of each employment agreement, if the executive’s employment is terminated by us for any reason other than for cause and not due to death or disability, or by the executive for good reason then the executive is entitled to receive:

•	any accrued obligations,

•	a prorated annual incentive based on the actual incentive the named executive officer would have earned for the year of termination,

•	a lump-sum payment equal to 200% (or 300% in the case of Mr. Foley, or 250% in the case of Mr. Scanlon) of the sum of the executive’s (a) annual base salary and (b) the highest annual bonus paid to the executive within the 3 years preceding his termination or, if higher, the target bonus opportunity in the year in which the termination of employment occurs,

•	immediate vesting and/or payment of all our equity awards (except performance-based awards, which vest pursuant to the terms of the awards),

•	the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to thirty-six months of premiums, and

•	other COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of thirty-six monthly COBRA premium payments.

If the executive’s employment terminates due to death or disability, we will pay him, or his estate:

•	any accrued obligations,

•	a prorated annual bonus based on (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed, and

•	in the case of Mr. Gravelle, the unpaid portion of his annual base salary for the remainder of the employment term.

In addition, the employment agreement of each executive, other than Messrs. Gravelle and Bickett, provides for supplemental disability insurance sufficient to provide at least 2/3 of the executive’s pre-disability base salary. In the case of Messrs. Gravelle and Bickett, they are entitled to purchase supplemental disability insurance sufficient to provide 60% of their pre-disability base salary. For purposes of the agreements, an executive will be deemed to have a “disability” if he is entitled to receive long-term disability benefits under our long-term disability plan.

If the executive’s employment is terminated by FNF for cause or by the executive without good reason our only obligation is the payment of any accrued obligations.

For purposes of each agreement, “cause” means the executive’s:

•	persistent failure to perform duties consistent with a commercially reasonable standard of care,

•	willful neglect of duties,

•	conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty,

•	material breach of the employment agreement, or

•	impeding or failing to materially cooperate with an investigation authorized by our board.

For purposes of each agreement, other than Mr. Gravelle’s agreement, “good reason” includes:

•	a material diminution in the executive’s position or title or the assignment of duties to the executive that are materially inconsistent with the executive’s position or title,

•	a material diminution of the executive’s base salary or annual bonus opportunity,

•	within six months immediately preceding or within two years immediately following a change in control, (1) a material adverse change in the executive’s status, authority or responsibility, (2) a material adverse change in the position to whom the executive reports or to the executive’s service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom the executive reports, (3) a material diminution in the budget over which the executive has managing authority, or (4) a material change in the geographic location of the executive’s place of employment, or

•	our material breach of any of our obligations under the employment agreement.

For purposes of each agreement, other than Mr. Gravelle’s agreement, a “change in control” means:

•	an acquisition by an individual, entity or group of more than 50% of our voting power,

•	a merger in which we are not the surviving entity, unless our stockholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger,

•	a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger,

•	during any period of 2 consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office,

•	a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (1) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (2) 50% of the voting stock of which is owned by us after the sale, transfer or disposition, or

•	our stockholders approve a plan or proposal for the liquidation or dissolution of our company.

For purposes of Mr. Gravelle’s agreement, “good reason” includes:

•	a material adverse change in his position or title, or a material diminution in his managerial authority, duties or responsibilities or the conditions under which such duties or responsibilities are performed;

•	a material adverse change in the position to whom he reports or a material diminution in the managerial authority, duties or responsibilities of the person in that position;

•	A material change in the geographic location of his principal working location, which FNF has determined to be a relocation of more than 35 miles;

•	a material diminution of the executive’s base salary or annual bonus opportunity; or

•	a material breach by FNF of any of its obligations under the employment agreement.

Potential Payments Under FNF Omnibus Incentive Plan

In addition to the post-termination rights and obligations set forth in the employment agreements of our named executive officers, the FNF omnibus incentive plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under the FNF omnibus incentive plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control any and all outstanding options and stock appreciation rights will become immediately exercisable, any restriction imposed on restricted stock, restricted stock units and other awards will lapse, and any and all performance shares, performance units and other awards with performance conditions will be deemed earned at the target level, or, if no target level is specified, the maximum level.

For purposes of the FNF omnibus plan, the term “change in control” means the occurrence of any of the following events:

•	an acquisition by an individual, entity or group of 25% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),

•	during any period of 2 consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office,

•	a reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or

•	our stockholders approve a plan or proposal for our liquidation or dissolution.

Potential Payments under Long-Term Investment Success Cash Incentive Awards

As discussed above, we have implemented a long-term investment success cash incentive program that is designed to motivate our executives to help FNF maximize its return on investment in certain portfolio companies by aligning a portion of the executive’s long-term incentive compensation with FNF’s return related to the specific investment. Although executives are generally required to remain employed through the last day of the applicable measurement period in order to earn any incentive payable as a result of ROI recognized by FNF for such period, if the executive’s employment is terminated due to death, by FNF due to disability or without “cause” or by the executive for “good reason” (as such terms are defined in the executive’s employment agreement and described above), then the executive may still earn a pro-rated portion of any amounts credited to the incentive pool for any open measurement periods.

Estimated Cash Severance Payments

Our estimate of the cash severance amounts that would be provided to the named executive officers, other than Mr. Scanlon, assumes that their employment terminated on December 31, 2013. The severance amounts do not include a prorated 2013 annual incentive since the named executive officers, other than Mr. Scanlon, would have been paid based on their service through the end of the year and therefore would have received the amount whether or not the termination occurred.

For a termination of employment by us not for cause or a termination by the executive for good reason, the following payments would have been made under the employment agreements: Mr. Foley $16,658,893; Mr. Park $2,695,639; Mr. Quirk $6,056,393; Mr. Bickett $3,744,174; and Mr. Gravelle $1,759,527. Upon a termination of the executives’ employment due to death or disability, the executives would receive any accrued obligations. Finally, each of Messrs. Foley, Park, Bickett and Gravelle would also be entitled to receive a pro-rated amount of any incentives payable pursuant to the new, long-term investment success cash incentive program described above. However, we have not provided a numerical value attributable to that pro-rata amount as we will not be able to determine such value until each of the 4 measurement periods in the Performance Period (July 1, 2012-December 31, 2016) has closed.

Estimated Equity Values

As disclosed in the Outstanding FNF Equity Awards at Fiscal Year-End table, each named executive officer, other than Mr. Scanlon, had outstanding unvested stock options and restricted stock awards on December 31, 2013. Under the terms of the FNF omnibus plan and award agreements, these stock options and restricted stock awards would vest upon a change in control. In addition, under the named executive officers’ employment agreements, the portion of these stock options and restricted stock awards that vest based solely on the passage of time would vest upon any termination of employment by us not for cause or a termination by the executive for good reason.

In any other termination event, all unvested stock options and restricted stock awards would expire at the employment termination date. The following estimates are based on a stock price of $32.45 per share, which was the closing price of our common stock on December 31, 2013. The stock option amounts reflect the excess of this share price over the exercise price of the unvested stock options that would vest. The restricted stock amounts were determined by multiplying the number of shares that would vest by $32.45. Our estimate of the value of equity that would vest assumes that a change in control and, as applicable, a termination of employment occurred on December 31, 2013.

The estimated value of the FNF stock options held by the named executive officers, other than Mr. Scanlon, that would vest upon a change in control would be as follows: Mr. Foley $5,230,688; Mr. Park $590,441; Mr. Quirk $2,404,142; Mr. Bickett $1,896,821; and Mr. Gravelle $1,205,024. The estimated value of FNF restricted stock awards held by the named executive officers, other than Mr. Scanlon, that would vest upon a change in control would be as follows: Mr. Foley $12,955,663; Mr. Park $1,820,932; Mr. Quirk $7,185,176; Mr. Bickett $3,833,091; and Mr. Gravelle $6,582,904. The estimated value of restricted stock awards held by the named executive officers, other than Mr. Scanlon, that would vest upon a termination of the named executive officers’ employment by us not for cause or a termination by the executives for good reason would be as follows: Mr. Foley $10,629,484; Mr. Park $1,262,662; Mr. Quirk $4,858,998; Mr. Bickett $2,553,685; and Mr. Gravelle $5,370,443.

Payments under Release Agreement with Mr. Scanlon

Effective December 7, 2013, FNF entered into a Release Agreement pursuant to which Mr. Scanlon transitioned from his role as Chief Executive Officer and his employment with FNF terminated. Pursuant to the Release Agreement, Mr. Scanlon was entitled to receive the following benefits, consistent with the terms of his employment agreement: (i) a pro-rated portion of his actual annual bonus under the 2013 annual incentive plan based upon the bonus that he would have earned multiplied by the percentage of 2013 completed by Mr. Scanlon before December 7, 2013; (ii) a lump sum cash payment equal to 250% of the sum of (A) his base salary and (B) the highest annual bonus paid to him within the last 3 years or, if higher, his target bonus for 2013 ($2,220,000) and the dollar equivalent of his remaining match under the Employee Stock Purchase Plan, which was $55,000; (iii) the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to $7,148.16 which represents a lump sum payment equal to 36 months of monthly life insurance premiums; (iv) COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to $162,877.32 which represents a lump sum payment equal to 36 months of monthly medical and dental premiums; and (v) full vesting acceleration of all stock options, restricted stock, performance shares and other equity-based awards outstanding as of December 7, 2013. In addition, for so long as he remains a director of an FNF subsidiary: (A) preferred use of our company airplane at a discount to retain charter rates; (B) continued payment and support for Mr. Scanlon’s personal computer, iPad and iPhone; and (C) continued availability of administrative support for his service on the board of the FNF subsidiary. Finally, in accordance with his September 2012 and March 2013 awards under the Long-Term Investment Success Incentive Program, a 95.6% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2013, a 57.4% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2014, a 41% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2015, and a 31.9% pro-rata payment for the measurement period from July 1, 2012 through December 31, 2016, less, in each case, amounts previously paid under the awards. Further information regarding this agreement is set forth in the “Potential Payments Upon Termination or Change in Control” section.

The value of Mr. Scanlon’s pro-rata bonus payment for 2013, cash severance benefits, equity awards that accelerated in connection with his termination, and pro-rata payment under the Long-Term Investment Success Incentive Plan for the measurement period ended December 31, 2013, equaled $1,037,014, $7,625,026, $4,343,899 and $3,024,120, respectively. We have not provided a numerical value attributable to that pro-rata amount that will be payable for the remaining measurement period as we will not be able to determine such value until each of the 3 remaining measurement periods in the Performance Period (July 1, 2012-December 31, 2016) has closed. The value of each accelerated stock option was determined by multiplying (i) the number of stock options that were accelerated by (ii) the excess of the closing price of our common stock on the New York Stock Exchange on the last business day prior to December 7, 2013 ($29.01 on December 6, 2013) over the exercise price of the options accelerated. The value of each accelerated restricted stock award as determined by multiplying (i) the number of shares of restricted stock that were accelerated by (ii) the closing price of our common stock on the New York Stock Exchange on the last business day prior to December 7, 2013 ($29.01 on December 6, 2013).

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of Daniel D. (Ron) Lane (Chair), Cary H. Thompson, and Richard N. Massey. During fiscal year 2013, no member of the compensation committee was a former or current officer or employee of FNF or any of its subsidiaries. In addition, during fiscal year 2013, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and practices for all employees, including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In conducting the analysis, we reviewed the structure of our executive, non-officer and sales commission incentive programs and the internal controls and risk abatement processes that are in place for each program. We also reviewed data compiled across our direct title operations, agency title operations, ServiceLink, Remy, Restaurant Group and corporate operations relative to total revenue, total profits, total compensation expenses and incentive program expenses (including as a percentage of both revenue and total compensation expenses).

We believe that several design features of our executive compensation program mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the compensation committee’s discretion to reduce awards, serve to mitigate excessive risk-taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by the compensation committee’s review and approval of the awards and payments under the awards, our ability to recover any incentive-based compensation pursuant to our clawback policy and the internal and external review of our financials. We also believe that our balance of stock options and restricted stock and use of multi-year vesting schedules in our long-term incentive awards encourages recipients to deliver incremental value to our stockholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk. In addition, in 2009 we increased required stock ownership multiples for some executives and included stock retention requirements in our restricted stock awards, both of which help to align our executives interests with our long-term performance and mitigate risk.

With respect to our non-officer incentive program, we believe that our use of clearly communicated performance goals and close monitoring by our corporate accounting group, corporate underwriting group and senior management serve to mitigate excessive risk-taking. Our sales commission incentive program is based on revenue generation, which is critical to our performance. We have controls in place that mitigate the risk that transactions might be recommended or executed to earn short-term, commission-based incentive compensation, including operational management oversight and approval, management reporting, and detailed underwriting guidelines and approval escalation.

Director Compensation

Directors who are our salaried employees receive no additional compensation for services as a director or as a member of a committee of our board. In 2013, all non-employee directors received an annual retainer of $75,000, payable quarterly, plus $2,500 for each board meeting attended in 2013. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments) of $40,000 and $15,000, respectively, for their service on the audit committee, plus a fee of $3,000 for each audit committee meeting attended in 2013. The chairmen and each member of the compensation committee and the corporate governance and nominating committee received an additional annual fee (payable in quarterly installments) of $10,000 and $6,000, respectively, for their service on such committees, plus a fee of $1,500 for each committee meeting attended in 2013. Mr. Ammerman deferred the fees he earned in 2013 for his services as a director and the chairman of the audit committee. In addition, in 2013 each non-employee director received a long-term incentive award of 5,108 restricted shares and 29,749 stock options except for the lead director, Mr. Hagerty, who received a long-term incentive award of 5,556 restricted shares and 32,359 stock options, Mr. Rood, who received an additional long-term incentive award of 3,771 restricted shares in connection with his initial appointment to the board, and General Lyon, who retired from the board of directors in May 2013 and thus did not receive any long-term incentive awards during 2013. The restricted shares were granted under the FNF omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board. However, in upon retirement of General Lyon from the board of directors, his unvested shares of restricted stock (19,241) and stock options (5,115) were accelerated and vested effective as of the date of his retirement from the board in May 2013. We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. Finally, each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he elects to defer any board or committee fees.

The following table sets forth information concerning the compensation of our directors for the fiscal year ending December 31, 2013:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Douglas K. Ammerman	162,500	142,513	138,928	6,015	451,146
Willie D. Davis	137,500	142,513	138,928	6,015	426,146
Thomas M. Hagerty	104,000	155,012	151,117	6,590	418,013
Daniel D. (Ron) Lane	161,000	142,513	138,928	6,015	449,446
General William Lyon 5	63,750	123,895	63,305	8,849	355,230
Richard N. Massey	109,000	142,513	138,928	6,015	397,646
Peter O. Shea, Jr.	100,000	142,513	138,928	6,015	388,646
Cary H. Thompson	109,000	142,513	138,928	6,015	397,646
Frank P. Willey	92,500	142,513	138,928	6,015	381,146
John D. Rood	31,991	242,520	138,928	—	414,629

(1)	Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a director in 2013.
(2)	Amounts shown for all directors, other than General Lyon, represent the grant date fair value of restricted stock awards granted in 2013, computed in accordance with FASB ASC Topic 718. These awards consisted of restricted shares granted in November 2013 which vest over a period of three years from the grant date. Assumptions used in the calculation of these amounts are included in Footnote O to our audited financial statements for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2014. Restricted stock awards granted for the fiscal year ended December 31, 2013 for each director were as follows: Mr. Ammerman 5,108; Mr. Davis 5,108; Mr. Hagerty 5,556; Mr. Lane 5,108; Mr. Massey 5,108; Mr. Shea, Jr. 5,108; Mr. Thompson 5,108; Mr. Willey 5,108; and Mr. Rood 8,879. The fair value of the awards as shown above is based on a per share fair value of $27.90, except with respect to 3,771 restricted shares granted to Mr. Rood, the fair value of which is based on a per share fair value of $26.52. As of December 31, 2013, restricted stock awards outstanding for each director were as follows: Mr. Ammerman 14,508; Mr. Davis 14,508; Mr. Hagerty 15,874; Mr. Lane 14,508; Mr. Massey 14,508; Mr. Shea, Jr. 14,508; Mr. Thompson 14,508; Mr. Willey 14,508; and Mr. Rood 8,879.
(3)	Option awards granted for the fiscal year ended December 31, 2013 for each director were as follows: Mr. Ammerman 29,749; Mr. Davis 29,749; Mr. Hagerty 32,359; Mr. Lane 29,749; Mr. Massey 29,749; Mr. Shea, Jr. 29,749; Mr. Thompson 29,749; Mr. Willey 29,749; and Mr. Rood 29,749. The fair value of the awards as shown above is based on the Black-Scholes Option value of $4.67. As of December 31, 2013, stock option awards outstanding for each director were as follows: Mr. Ammerman 108,864; Mr. Davis 108,864; Mr. Hagerty 113,986; Mr. Lane 108,864; Mr. Massey 108,864; Mr. Shea, Jr. 79,115; Mr. Thompson 38,197; Mr. Willey 108,864; and Mr. Rood 29,749.
(4)	Amounts shown for all directors reflect dividends paid on shares of restricted stock in 2013.
(5)	Effective May 22, 2013, General Lyon retired from the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of our FNF common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 276,850,108 shares of FNF common stock outstanding as of April 29, 2014. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by that stockholder. The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our Old FNF common stock by each stockholder who is known by FNF to beneficially own 5% or more of our common stock:

Name	Number of Shares Beneficially Owned	Percent of Class
T. Rowe Price Associates, Inc. (1)	22,188,894	8.0%
BlackRock, Inc. (2)	18,361,961	6.6%
Corvex Management LP (3)	18,285,547	6.6%
Vanguard Group, Inc. (3)	13,162,331	4.8%

(1)	According to Schedule 13G filed February 11, 2014, T. Rowe Price Associates, Inc., whose address is 100 East Pratt St., Baltimore, MD 210202, may be deemed to be the beneficial owner of 22,188,894 shares.
(2)	According to Schedule 13G/A filed February 10, 2014, BlackRock, Inc., whose address is 40 East 52nd Street, New York, NY 10022, may be deemed to be the beneficial owner of 18,361,961 shares.
(3)	According to Schedule 13D/A filed January 6, 2014, Corvex Management LP., whose address is 712 Fifth Ave. 23rd Floor, New York, NY 10019, may be deemed to be the beneficial owner of 18,285,547 shares.
(4)	According to Schedule 13G filed February 12, 2014, Vanguard Group, Inc., whose address is PO BOX 2600 V26, Valley Forge, PA 19482, may be deemed to be the beneficial owner of 13,162,331shares.

Security Ownership of Management and Directors

Name	Number of Shares Owned(1)		Number of Options(2)	Total		Percent of Total
Douglas K. Ammerman	62,465		108,864	171,329	(3)	*
Brent B. Bickett	464,375		430,796	895,171		*
Willie D. Davis	66,213		108,864	175,077		*
William P. Foley, II	6,897,836	(3)	1,068,851	7,966,687		2.9%
Michael L. Gravelle	194,569		412,253	606,822		*
Thomas M. Hagerty	92,320		113,986	206,306		*
Daniel D. (Ron) Lane	249,721		108,864	358,585		*
Richard N. Massey	125,164		108,864	234,028		*
Anthony J. Park	307,408	(4)	249,002	556,410	(4)	*
Raymond R. Quirk	1,304,738	(5)	1,375,930	2,680,668	(5)	1.0%
John D. Rood	8,879		29,749	—		*
Peter O. Shea, Jr.	52,634		108,864	161,498		*
Cary H. Thompson	27,811		38,197	66,008		*
Frank P. Willey	1,206,080		108,864	1,314,944		*
All directors and officers (15 persons)	11,310,924		4,703,122	16,014,046		5.8%

*	Represents less than 1% of our common stock
(1)	Includes the following pledged shares: Mr. Foley 4,012,121 shares; and Mr. Willey 600,000 shares; and all directors and officers as a group 4,612,121 shares.

(2)	Represents shares subject to stock options that are exercisable on March 28, 2014 or become exercisable within 60 days of March 28, 2014.
(3)	Included in this amount are 2,645,122 shares held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders, and 708,106 shares held by Foley Family Charitable Foundation.
(4)	Included in this amount are 154,650 shares held by the Anthony J. Park and Deborah L. Park Living Trusts.
(5)	Included in this amount are 1,035,630 shares held by the Quirk 2002 Trust and 47,193 shares held by the Raymond Quirk 2004 Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	9,358,740	$20.15	4,363,613	(1)
Equity compensation plans not approved by security holders	—	—	7,535,926	(2)

Total	9,358,740	$20.15	11,899,539

(1)	In addition to being available for future issuance upon exercise of options and stock appreciation rights, 4,363,613 shares under the FNF omnibus plan may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.
(2)	7,535,926 shares may be issued under the Fidelity National Financial, Inc. Amended and Restated LPS Omnibus Incentive Plan, which was assumed and amended by FNF in connection with the merger of Lender Processing Services, Inc. with FNF. No securities are currently outstanding under the plan. In accordance with New York Stock Exchange Rules, no stockholder approval was required for the listing of the shares under the plan or for the assumption and amendment of the plan by FNF. Awards under the plan may be made to employees, directors and consultants of FNF and its subsidiaries, other than individuals who were employed or providing services to FNF or any of its subsidiaries immediately prior to date of the merger, January 2, 2014. No awards may be made under the plan after June 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CORPORATE GOVERNANCE AND RELATED MATTERS

Corporate Governance Guidelines

Our board of directors adopted a set of corporate governance guidelines in September 2005 to provide, along with the charters of the committees of the board of directors, a framework for the functioning of the board of directors and its committees and to establish a common set of expectations as to how the board of directors should perform its functions. The Corporate Governance Guidelines address the composition of the board of directors, the selection of directors, the functioning of the board of directors, the committees of the board of directors, the evaluation and compensation of directors and the expectations of directors, including ethics and conflicts of interest. These guidelines specifically provide that a majority of the members of the board of directors must be outside directors whom the board of directors has determined have no material relationship with us and whom otherwise meet the independence criteria established by the New York Stock Exchange. The board of directors reviews these guidelines and other aspects of our governance at least annually. A copy of our Corporate Governance Guidelines is available for review on the Investor Relations page of our website at www.fnf.com.

Code of Ethics and Business Conduct

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics were adopted to reinvigorate and renew our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on the Investor Relations page of our website at www.fnf.com.

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investor Relations page of our website at www.fnf.com.

The Board of Directors

In 2013, our board of directors was composed of Douglas K. Ammerman, Willie D. Davis, William P. Foley, II, General William Lyon (who resigned in May 2013), Thomas M. Hagerty, Daniel D. (Ron) Lane, Richard N. Massey, John D. Rood (who was elected in May 2013), Peter O. Shea, Jr., Cary H. Thompson, and Frank P. Willey, with Mr. Foley serving as Executive Chairman of the board of directors.

Our board of directors met or acted by written consent ten times in 2013. All directors attended at least 75% of the meetings of the board of directors and of the committees on which they served during 2013, except for General Lyon who resigned from our board of directors in May 2013 and Mr. Rood who was elected to our board of directors in May 2013. Our non-management directors also met periodically in executive sessions without management, and our lead director presides over those executive sessions. We do not, as a general matter, require the members of our board of directors to attend our annual meeting of stockholders, although each of our directors is invited to attend our 2014 annual meeting. During 2013, none of the members of our board of directors attended the annual meeting of stockholders.

Director Independence

Nine of the ten members of our board of directors are non-employees. On January 28, 2014, the board of directors determined that Douglas K. Ammerman, Willie D. Davis, Daniel D. Lane, Richard N. Massey, John D. Rood, Peter O. Shea, Jr. and Cary H. Thompson are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines. The board of directors also determined that Messrs. Lane, Massey and Thompson meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board of directors considered all relationships that might bear on our directors’ independence from FNF. The board of directors determined that William P. Foley, II is not independent because he is the Executive Chairman and an employee of FNF, Frank P. Willey is not independent because he is a partner in a law firm that received payments from FNF, and Thomas M. Hagerty is not independent because he is Managing Director of a private equity firm that will receive payments in 2014 under a management fee arrangement with respect to the private equity firm’s interests in Black Knight Financial Services, LLC (BKFS) and ServiceLink, LLC (ServiceLink).

In considering Cary H. Thompson’s independence, the board of directors considered that Mr. Thompson is a Vice Chairman of Bank of America Merrill Lynch, and that FNF made payments to and received payments from entities affiliated with Bank of America Merrill Lynch in 2013. The board of directors determined that these payments do not impair Mr. Thompson’s independence because his compensation from Bank of America Merrill Lynch is not dependent on the amount of business Bank of America Merrill Lynch or its affiliates does with FNF or its subsidiaries. The board of directors also considered that Mr. Thompson is a director of BKFS and ServiceLink, and has received a small profits interest in those entities as compensation for his services as a director. The board of directors determined that this relationship was not of a nature that would impair Mr. Thompson’s ability to exercise his independent judgment.

In considering Richard N. Massey’s independence, the board of directors considered that Mr. Massey is a partner of Westrock Capital, LLC, a private investment partnership that holds, among other investments, an investment of less than 10% of the ownership interests in American Blue Ribbon Holdings, LLC, in which we hold a majority ownership interest. The board of directors determined that this relationship was not of a nature that would impair Mr. Massey’s ability to exercise his independent judgment. The board of directors also considered that Mr. Massey is a director of BKFS and ServiceLink, and has received a small profits interest in those entities as compensation for his services as a director. The board of directors determined that this relationship was not of a nature that would impair Mr. Massey’s ability to exercise his independent judgment.

Committees of the Board of Directors

The board of directors has four standing committees: an audit committee, a compensation committee, a corporate governance and nominating committee and an executive committee. The charters of the audit, compensation and corporate governance and nominating committees are available on the Investor Relations page of our website at www.fnf.com.

Corporate Governance and Nominating Committee

The members of the corporate governance and nominating committee are Richard N. Massey (Chair) and Peter O. Shea, Jr. Each of Messrs. Massey and Shea was deemed to be independent by the board of directors, as required by the New York Stock Exchange. The corporate governance and nominating committee met or acted by written consent two times in 2013.

The primary functions of the corporate governance and nominating committee, as identified in its charter, are:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	developing and recommending to the board of directors a set of corporate governance principles applicable to us and reviewing such principles at least annually;

•	establishing procedures for the corporate governance and nominating committee to exercise oversight of the evaluation of the board of directors and management;

•	evaluating, at least annually, the performance of the corporate governance and nominating committee;

•	considering nominees recommended by stockholders; and

•	assisting management in the preparation of the disclosure in our annual proxy statement regarding the operations of the corporate governance and nominating committee.

The corporate governance and nominating committee has not established specific minimum age, education, years of business experience or specific types of skills for potential director candidates, but, in general, will consider, among other things, the following criteria in fulfilling its duty to recommend nominees for election as directors:

•	personal qualities and characteristics, accomplishments and reputation in the business community;

•	current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	ability and willingness to commit adequate time to the board of directors and committee matters;

•	the fit of the individual’s skills and personality with those of other directors and potential directors in building a board that is effective, collegial and responsive to our needs; and

•	diversity of viewpoints, background, experience and other demographics of our board of directors.

The corporate governance and nominating committee would consider qualified candidates for directors suggested by current directors, management and our stockholders. The corporate governance and nominating committee and the board of directors apply the same criteria in evaluating candidates nominated by stockholders as in evaluating candidates recommended by other sources. Stockholders can suggest qualified candidates for director to the corporate governance and nominating committee by writing to our Corporate Secretary at 601 Riverside Avenue, Jacksonville, Florida 32204. The submission must provide the information required by, and otherwise comply with the procedures set forth in, Section 3.1 of our Bylaws. Section 3.1 also requires that the nomination notice be submitted by a prescribed time in advance of the meeting. Upon receipt of a stockholder-proposed director candidate, the corporate secretary will assess the board of directors’ needs, primarily whether or not there is any current pending vacancy or a possible need to be filled by adding or replacing a director. The corporate secretary will also prepare a director profile by comparing the desired list of criteria with the candidate’s qualifications. Submissions that meet the criteria outlined above and in our Corporate Governance Guidelines will be forwarded to the Chairman of the corporate governance and nominating committee for further review and consideration. To date, no suggestions with respect to candidates for nomination have been received from stockholders.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Willie D. Davis and Daniel D. (Ron) Lane. The board of directors has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Messrs. Ammerman, Davis, and Lane is an audit committee financial expert, as defined by the rules of the SEC. The board of directors also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of three other companies. The board of directors considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of four public companies, including FNF’s audit committee, would not impair his ability to effectively serve on FNF’s audit committee. The audit committee met nine times in 2013.

The primary functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	establishing procedures for receiving, processing and retaining complaints (including anonymous complaints) we receive concerning accounting controls or auditing issues;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing policies with respect to risk assessment and risk management; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Report of the Audit Committee

The audit committee of the board of directors submits the following report on the performance of certain of its responsibilities for the year 2013:

The primary function of our audit committee is oversight of (i) the quality and integrity of our financial statements and related disclosures, (ii) our compliance with legal and regulatory requirements, (iii) the independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm. Our audit committee acts under a written charter, which was adopted in 2005 and subsequently approved by our board of directors. We review the adequacy of our charter at least annually. Our audit committee is comprised of the three directors named below, each of whom has been determined by the board of directors to be independent as defined by New York Stock Exchange independence standards. In addition, our board of directors has determined that each of Messrs. Ammerman, Davis and Lane is an audit committee financial expert as defined by SEC rules.

In performing our oversight function, we reviewed and discussed with management and KPMG our independent registered public accounting firm, our audited financial statements as of and for the year ended December 31, 2013. Management and, KPMG reported to us that our consolidated financial statements present fairly, in all material respects, the consolidated financial position and results of operations and cash flows of FNF and its subsidiaries in conformity with generally accepted accounting principles. We also discussed with KPMG, LLP matters covered by the Public Company Accounting Oversight Board Auditing Standards No. 16 (Communication With Audit Committees).

We have received and reviewed the written disclosures and the letter from KPMG required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and have discussed with them their independence. In addition, we have considered whether KPMG’s provision of non-audit services to us is compatible with their independence.

Finally, we discussed with our internal auditors and KPMG the overall scope and plans for their respective audits. We met with KPMG at each meeting. Management was present for some, but not all, of these discussions. Our discussions with them included the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

Based on the reviews and discussions referred to above, we recommended to our board of directors that the audited financial statements referred to above be included in our Annual Report on Form 10-K for the fiscal year ended 2013 and that KPMG be appointed independent registered public accounting firm for FNF for 2014.

In carrying out our responsibilities, we look to management and the independent registered public accounting firm. Management is responsible for the preparation and fair presentation of our financial statements and for maintaining effective internal control. Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process. The independent registered public accounting firm is responsible for auditing our annual financial statements and expressing an opinion as to whether the statements are fairly stated in conformity with generally accepted accounting principles. The independent registered public accounting firm performs its responsibilities in accordance with the standards of the Public Company Accounting Oversight Board. Our members are not professionally engaged in the practice of accounting or auditing, and are not experts under the Exchange Act in either of those fields or in auditor independence.

The foregoing report is provided by the following independent directors, who constitute the committee:

AUDIT COMMITTEE

Douglas K. Ammerman (Chair)

Willie D. Davis

Daniel D. (Ron) Lane

Compensation Committee

The members of the compensation committee are Daniel D. (Ron) Lane (Chair), Cary H. Thompson and Richard N. Massey. Each of Messrs. Lane, Thompson and Massey was deemed to be independent by the board of directors, as required by the New York Stock Exchange. The compensation committee met or acted by written consent eight times during 2013. The functions of the compensation committee include the following:

•	discharging the board of directors responsibilities relating to compensation of our executives;

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation level based on this evaluation;

•	making recommendations to the board of directors with respect to incentive-compensation plans and equity-based plans;

•	approving equity compensation awards; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Executive Committee

The members of the executive committee are William P. Foley, II (Chair), Cary H. Thompson and Richard N. Massey. Mr. Thompson and Mr. Massey were deemed to be independent by our board of directors. The executive committee did not meet in 2013. Subject to limits under state law, the executive committee may invoke all of the power and authority of the board of directors in the management of FNF.

Board of Directors Leadership Structure and Role in Risk Oversight

We separated the positions of CEO and Chairman of the board of directors in recognition of the differences between the two roles. In October 2009, our board of directors adopted a Charter of Lead Independent Director, and in 2014 it appointed Richard N. Massey, one of our independent directors, to serve as Lead Director. The responsibilities of the Lead Director are to:

•	preside at meetings of the board of directors in the absence of, or upon the request of, the Chairman;

•	serve as a designated member of the Executive Committee of the board of directors;

•	call and preside over all executive meetings of non-employee directors and independent directors and report to the board, as appropriate, concerning such meetings;

•	review board meeting agendas and schedules in collaboration with the Chairman and recommend matters for the board to consider and information to be provided to the board;

•	serve as a liaison and supplemental channel of communication between non-employee/independent directors and the Chairman without inhibiting direct communications between the Chairman and other directors;

•	serve as the principal liaison for consultation and communication between the non-employee/independent directors and stockholders;

•	advise the Chairman concerning the retention of advisors and consultants who report directly to the board of directors; and

•	be available to major stockholders for consultation and direct communication.

The board of directors considers it to be useful and appropriate to designate a Lead Director to serve in a lead capacity to coordinate the activities of the other non-employee directors and to perform such other duties and responsibilities as the board of directors may determine.

The board of directors administers its risk oversight function directly and through committees. The audit committee oversees FNF’s financial reporting process, risk management program, legal and regulatory compliance, performance of the independent auditor, internal audit function, and financial and disclosure controls. Management identifies strategic risks of FNF and aligns the annual audit plan with the auditable risks. Management presents the identified risks and the audit plan to the audit committee for review and approval. Management also reports quarterly to the audit committee and the board of directors regarding claims. The audit committee also receives quarterly reports on compliance matters. The corporate governance and nominating committee considers the adequacy of FNF’s governance structures and policies. The compensation committee reviews and approves FNF’s compensation and other benefit plans, policies and programs and considers whether any of those plans, policies or programs creates risks that are likely to have a material adverse effect on FNF. Each committee provides reports on its activities to the full board of directors.

Contacting the Board of Directors

Any stockholder or other interested person who desires to contact any member of the board or the non-management members of the board as a group may do so by writing to: Board of Directors, c/o Corporate Secretary, Fidelity National Financial, Inc., 601 Riverside Avenue, Jacksonville, FL 32204. Communications received are distributed by the Corporate Secretary to the appropriate member or members of the board.

Certain Relationships and Related Transactions

Certain Relationships with FIS

Our Chairman, William P. Foley, II, also serves as the Vice Chairman of the board of directors of FIS. In addition to Mr. Foley, our directors Thomas M. Hagerty and Richard N. Massey also serve as directors of FIS. We refer to these directors as the dual-service directors. Michael L. Gravelle, who serves as our Executive Vice President, General Counsel and Corporate Secretary, also served as Executive Vice President, Chief Legal Officer and Corporate Secretary of FIS until January 31, 2013. Mr. Gravelle and each of the dual-service directors during 2013 owned common stock, and options to buy additional common stock, of both FNF and of FIS.

Historically, we have provided a variety of services to FIS, and FIS has provided various services to us, pursuant to agreements and arrangements between us and FIS. Some of these agreements and arrangements were entered into in connection with our separation from FIS described below, and others were already in existence prior to the separation or have been entered into since the separation from FIS.

On October 24, 2006, we completed the acquisition of substantially all of the assets and liabilities of our predecessor company, also named Fidelity National Financial, Inc. (other than interests in FIS and in a small subsidiary, FNF Capital Leasing, Inc.) in exchange for shares of our common stock (the asset contribution). In connection with the asset contribution, effective as of October 26, 2006, our predecessor company distributed all of the shares it acquired from us in connection with the asset contribution, together with certain other of our shares, to old FNF’s stockholders in a tax-free distribution (the Full Spin-Off). Following the Full Spin-Off, effective as of November 9, 2006, our predecessor company merged with and into FIS (the FIS Merger). We refer to the FIS Merger, the asset contribution and the Full Spin-Off collectively as the separation from FIS. In connection with the separation from FIS, we entered into various agreements with FIS, including a tax disaffiliation agreement, a cross-indemnity agreement, and an agreement regarding the sharing of premium expenses for certain ongoing insurance policies we purchased. While these agreements continue in effect, no payments for indemnification or liability have been made by us or by FIS under any of these agreements.

Arrangements with FIS

Overview

In 2013, there were various agreements between FIS and us. These agreements included:

•	the master information technology and application development services agreement;

•	the interchange use and cost sharing agreements for corporate aircraft; and

•	our investment agreement with FIS.

Master Information Technology Services Agreement

We are party to a master information technology services agreement with FIS, pursuant to which FIS provides various services to us, such as IT infrastructure support and data center management. Under this agreement, we have designated certain services as high priority critical services required for our business. These include managed operations, network, email/messaging, network routing, technology center infrastructure, active directory and domains, systems perimeter security, data security, disaster recovery and business continuity. FIS agrees to use reasonable best efforts to provide these services without interruption throughout the term of the master services agreement, except for scheduled maintenance. We can also request services that are not specified in the agreement, and, if we can agree on the terms, a new statement of work or amendment will be executed. In addition, if requested by us, FIS will continue to provide, for an appropriate fee, services to us that are not specifically included in the master information technology services agreement if those services were provided to us by FIS or its subcontractors in the past.

Under this agreement, we are obligated to pay FIS for the services that we (and our subsidiaries) utilize, calculated under a specific and comprehensive pricing schedule. Although the pricing includes some minimum usage charges, most of the service charges are based on volume and actual usage, specifically related to the particular service and the complexity of the technical development and technology support provided by FIS to us. The net amount we paid FIS under this agreement during 2013 was approximately $34.4 million.

In addition, under the master information technology services agreement with FIS, we provided to FIS administrative corporate support services and cost sharing services. The pricing for the services provided by us under this agreement was on a cost-only basis, so that we were in effect reimbursed by FIS for the costs and expenses incurred in providing these services. During 2013, we paid $0.2 million to FIS for services rendered. There were no corporate services rendered to us by FIS or its subsidiaries.

We entered into an amendment to the master information technology services agreement on July 2, 2008 that provided that the agreement was effective for a term of five years from that date unless earlier terminated in accordance with its terms, and gave us the right to renew the agreement for two successive one-year periods by providing a written notice of our intent to renew at least six months prior to the expiration date. On May 23, 2013, we entered into an additional amendment to the master information technology services agreement which exercised our right to renew the agreement for one year, and provided us the right to renew the agreement for two additional successive one-year periods by providing a written notice of our intent to renew at least 30 days prior to the expiration date, with failure to provide renewal notice serving as evidence of our intent not to renew. On December 31, 2013, the agreement was further amended to provide us the right to terminate the agreement for any reason by providing 150 days prior written notice to FIS, subject to payment of certain minimum fees. We may also terminate the agreement or any particular statement of work or base services agreement subject to certain minimum fees and prior notice requirements, as specified for each service. In addition, if either party fails to perform its obligations under the agreement, the other party may terminate after the expiration of certain cure periods. We are currently negotiating with FIS concerning the terms of a new master information technology services agreement.

Interchange Use and Cost Sharing Agreements for Corporate Aircraft

On July 2, 2008, we entered into an interchange agreement with FIS with respect to our continued use of the corporate aircraft leased or owned by FIS, and the use by FIS of the corporate aircraft leased by us. We also entered into a cost sharing agreement with FIS with respect to the sharing of certain costs relating to other corporate aircraft that are leased or owned by us but used by FIS from time to time. These arrangements provide us with access from time to time to additional corporate aircraft that we can use for our business purposes. The interchange agreement has a perpetual term, but may be terminated at any time by any party upon 30 days prior written notice. The cost sharing agreement continues so long as we own or lease the corporate aircraft (or any replacement corporate aircraft) that is subject to the cost sharing arrangement with FIS. Under the interchange agreement, we reimburse FIS, or FIS reimburses us, for the net cost differential of our use of the aircraft owned or leased by FIS, and their respective aggregate use of our aircraft. The interchange use and the amounts for which each of us can be reimbursed are subject to Federal Aviation Authority regulations and are the same as would apply to any third party with whom we would enter into an aircraft interchange arrangement. During 2013, the amount that we received from FIS, net of amounts paid to FIS, was approximately $6.2 million.

Investment in Fidelity National Information Services, Inc.

On October 1, 2009, pursuant to an investment agreement with Thomas H. Lee Partners, L.P. (THL) and FNF dated as of March 31, 2009, FIS issued and sold (a) to THL in a private placement 12.9 million shares of FIS common stock for an aggregate purchase price of approximately $200.0 million and (b) to FNF in a private placement 3.2 million shares of FIS common stock for an aggregate purchase price of approximately $50.0 million. FIS paid each of THL and FNF a transaction fee equal to 3% of their respective investments. The investment agreement provides that neither THL nor FNF may transfer the shares purchased in the investments, subject to limited exceptions, for 180 days after the closing. During the third quarter of 2010, we sold 1,611,574 shares of common stock of FIS in a tender offer by FIS at $29.00 per share for a realized gain of $21.7 million. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. The fair market value of our investment in FIS common stock was $68 million as of April 29, 2014.

Other Related Party Arrangements

Certain Other Related Party Arrangements

During 2013, certain entities owned or controlled by our Executive Chairman, William P. Foley II, paid us an aggregate of $151,326 for corporate support services such as legal, information technology, accounting and bookkeeping services. Amounts paid to FNF by entities owned or controlled by Mr. Foley are believed to be at market rates for similar services or at the cost to provide the service incurred by FNF. Also, during 2013, we paid, in the ordinary course of business, amounts to certain companies owned, in whole or part by Mr. Foley, including $282,598 to Rock Creek Cattle Company, Ltd. and affiliated companies related primarily to hosting meetings of FNF and our affiliate, American Blue Ribbon Holdings, LLC, and $71,199 to Foley Family Wines for wine purchases related to employee recognitions and donations, and $3,869 to Mr. Foley’s other affiliated companies primarily for hosting company events. Collectively, these amounts are 42% less than the same amounts that FNF reported last year. We believe the amounts charged to us in the foregoing transactions were fair and reasonable and represent market (or discounted) rates that would be charged to unaffiliated third party customers for the same types of services. We believe that FNF receives intangible business benefits as a result of these activities as they foster increased loyalty to FNF.

Sara Bennett, the daughter-in-law of Mr. Quirk, is an attorney who is employed by an FNF subsidiary as underwriting counsel. In 2013, Ms. Bennett’s gross earnings were $171,969, which is consistent with other employees holding similar titles at FNF. She also received health and other benefits customarily provided to similarly situated employees.

Hennelly & Grossfeld, LLP provided litigation claims legal services to FNF and received payment of $3,793,409 in legal fees and expenses in 2013, which is 13% lower than the amount of legal fees and expenses that FNF paid this firm in 2012. Mr. Willey is a partner of this firm, but he did not individually provide any legal services to FNF. FNF selects claims counsel through a competitive bidding process, in which Hennelly & Grossfeld, LLP participates.

As of April 29, 2014, we own $965,521 in equity securities in William Lyon Homes, a company in which General Lyon is the Chief Executive Officer. We originally acquired our interest in these securities through an open market purchase transaction.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it is related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•	any significant ownership interest in any supplier or customer;

•	any consulting or employment relationship with any customer, supplier or competitor; and

•	selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Compliance Officer. The Chief Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question.

With respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer must:

•	discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•	in the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•	in the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

In the case of any material transactions or relationships involving our Chief Financial Officer or our Chief Accounting Officer, the General Counsel must submit a list of any approved material transactions semi-annually to the audit committee for its review.

Under SEC rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain stockholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The audit committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, requires FNF’s executive officers and directors to file reports of their ownership, and changes in ownership, of FNF’s common stock with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish FNF with copies of all forms they file pursuant to Section 16 and FNF is required to report any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2013. Based solely upon a review of these reports, we believe all of FNF’s directors and executive officers complied with the requirements of Section 16(a) in 2013, except that each of our directors and executive officers (including Messrs. Ammerman, Bickett, Davis, Foley, Gravelle, Hagerty, Lane, Massey, Park, Quirk, Rood, Sadowski, Shea, Thompson and Willey) filed one report with respect to one transaction two days late, and Mr. Foley filed one additional report with respect to one transaction one day late.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed KPMG LLP to audit the consolidated financial statements of FNF for the 2014 fiscal year. KPMG LLP or its predecessors have continuously acted as the independent registered public accounting firm for FNF commencing with the fiscal year ended December 31, 1988.

For services rendered to us during or in connection with our years ended December 31, 2013 and 2012, we were billed the following fees by KPMG LLP:

	2013	2012
	(In thousands)
Audit Fees	$3,561	$4,326
Audit-Related Fees	488	750
Tax Fees	166	345
All Other Fees	—	—

Audit Fees. Audit fees consisted principally of fees for the audits, registration statements and other filings related to FNF’s 2013 and 2012 financial statements, and audits of FNF’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

Audit-Related Fees. Audit-related fees in 2013 and 2012 consisted principally of fees for Service Organization Control Reports I audits and in both years included other non-recurring audits of subsidiaries.

Tax Fees. Tax fees for 2013 and 2012 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Services. FNF incurred no other fees in 2013 or 2012.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by KPMG is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by KPMG has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

Exhibits Index

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

Date: April 30, 2014