Form 10-Q
period 2014-03-31
Fidelity National Financial, Inc.
filed 2014-05-08
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
YES ☐ NO ☑
     As of April 30, 2014, there were 276,850,108 shares of the Registrant’s Common Stock outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2014

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2014 and December 31, 2013 includes pledged fixed maturity securities of $343 and $261, respectively, related to secured trust deposits	$3,086	$2,959
Preferred stock available for sale, at fair value	151	151
Equity securities available for sale, at fair value	135	136
Investments in unconsolidated affiliates	315	357
Other long-term investments	178	162
Short-term investments	340	26
Total investments	4,205	3,791
Cash and cash equivalents, at March 31, 2014 and December 31, 2013 includes $101 and $339, respectively, of pledged cash related to secured trust deposits	539	1,969
Trade and notes receivables, net of allowance of $23 and $21, at March 31, 2014 and December 31, 2013, respectively	718	482
Goodwill	4,709	1,901
Prepaid expenses and other assets	792	682
Capitalized software, net	804	39
Other intangible assets, net	1,715	619
Title plants	395	370
Property and equipment, net	776	645
Income taxes receivable	34	26
	$14,687	$10,524
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2013 includes accounts payable to related parties of $3	$1,474	$1,291
Notes payable	3,344	1,323
Reserve for title claim losses	1,680	1,636
Secured trust deposits	507	588
Deferred tax liability	719	144
Total liabilities	7,724	4,982
Commitments and Contingencies:
Redeemable non-controlling interest by 35% minority holder of Black Knight Financial Services, LLC and ServiceLink, LLC	687	—
Equity:
Common stock, Class A, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2014 and December 31, 2013; issued 318,732,813 as of March 31, 2014 and 292,289,166 as of December 31, 2013	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,500	4,642
Retained earnings	1,024	1,096
Accumulated other comprehensive earnings	37	37
Less: treasury stock, 41,948,518 shares as of March 31, 2014 and December 31, 2013, respectively, at cost	(707)	(707)
Total Fidelity National Financial, Inc. shareholders’ equity	5,854	5,068
Non-controlling interests	422	474
Total equity	6,276	5,542
	$14,687	$10,524
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Direct title insurance premiums	$351	$413
Agency title insurance premiums	404	524
Escrow, title related and other fees	646	435
Restaurant revenue	354	354
Auto parts revenue	302	284
Interest and investment income	30	33
Realized gains and losses, net	2	(2)
Total revenues	2,089	2,041
Expenses:
Personnel costs	671	519
Agent commissions	307	397
Other operating expenses	429	325
Cost of auto parts revenue, includes $14 and $18 of depreciation and amortization for the three months ended March 31, 2014 and 2013, respectively	254	240
Cost of restaurant revenue	300	302
Depreciation and amortization	118	33
Provision for title claim losses	53	65
Interest expense	36	23
Total expenses	2,168	1,904
(Loss) earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	(79)	137
Income tax (benefit) expense	(37)	46
(Loss) earnings from continuing operations before equity in losses of unconsolidated affiliates	(42)	91
Equity in losses of unconsolidated affiliates	(31)	(3)
Net (loss) earnings from continuing operations	(73)	88
Net earnings from discontinued operations, net of tax	—	1
Net (loss) earnings	(73)	89
Less: Net loss attributable to non-controlling interests - redeemable and non-redeemable	(51)	(1)
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(22)	$90
Earnings per share
Basic
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(0.08)	$0.40
Diluted
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(0.08)	$0.39
Weighted average shares outstanding, basic basis	274	225
Weighted average shares outstanding, diluted basis	282	231
Cash dividends paid per share	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2014	2013
	(Unaudited)
Net (loss) earnings	$(73)	$89
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	9	14
Unrealized loss on investments in unconsolidated affiliates (2)	(6)	(8)
Unrealized loss on foreign currency translation and cash flow hedging (3)	(3)	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	(1)
Minimum pension liability adjustment (5)	—	(1)
Other comprehensive earnings	—	1
Comprehensive (loss) earnings	(73)	90
Less: Comprehensive loss attributable to non-controlling interests - redeemable and non-redeemable	(51)	(1)
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(22)	$91
_______________________________________

(1)	Net of income tax expense of $5 million and $8 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(2)	Net of income tax benefit of $4 million and $5 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(3)	Net of income tax benefit of $2 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(4)	Net of income tax expense of less than $1 million for the three-month period ended March 31, 2013.

(5)	Net of income tax benefit of less than $1 million for the three-month period ended March 31, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated					Redeemable
			Additional		Other			Non-		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		controlling	Total Equity	controlling
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount	Interests	Equity	Interests
Balance, December 31, 2013	292	$—	$4,642	$1,096	$37	42	$(707)	$474	$5,542	$—
Acquisition of Lender Processing Services, Inc.	26	—	839	—	—	—	—	—	839	—
Exercise of stock options	1	—	9	—	—	—	—	—	9	—
Tax benefit associated with the exercise of stock options	—	—	2	—	—	—	—	—	2	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	9	—	—	—	9	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(6)	—	—	—	(6)	—
Other comprehensive earnings — unrealized loss on foreign currency translation and cash flow hedging	—	—	—	—	(3)	—	—	(1)	(4)	—
Stock-based compensation	—	—	9	—	—	—	—	3	12	—
Dividends declared	—	—	—	(50)	—	—	—	—	(50)	—
Contribution by minority owner to acquire minority interest in Black Knight Financial Services, LLC and ServiceLink, LLC	—	—	(1)	—	—	—	—	—	(1)	687
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net loss	—	—	—	(22)	—	—	—	(51)	(73)	—
Balance, March 31, 2014	319	—	$5,500	$1,024	$37	42	$(707)	$422	$6,276	$687
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Three Months Ended March 31,

	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(73)	$89
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	132	52
Equity in losses of unconsolidated affiliates	31	3
(Gain) loss on sales of investments and other assets, net	(2)	4
Stock-based compensation cost	12	7
Tax benefit associated with the exercise of stock options	(2)	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	77	4
Net (increase) decrease in trade receivables	(37)	16
Net increase in prepaid expenses and other assets	(49)	(21)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(251)	(104)
Net increase (decrease) in reserve for title claim losses	(10)	(25)
Net change in income taxes	11	(61)
Net cash used in operating activities	(161)	(36)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	257	169
Proceeds from calls and maturities of investment securities available for sale	72	79
Proceeds from sale of other assets	2	—
Additions to property and equipment and capitalized software	(36)	(30)
Purchases of investment securities available for sale	(284)	(239)
Net (purchases of) proceeds from short-term investment securities	(314)	43
Net purchases of other long-term investments	(20)	(36)
Distribution from (contributions to) investments in unconsolidated affiliates	7	(9)
Net other investing activities	(1)	—
Acquisition of Lender Processing Services, Inc., net of cash acquired	(2,248)	—
Acquisition of USA Industries, Inc., net of cash acquired	(40)	—
Net cash used in investing activities	(2,605)	(23)
Cash flows from financing activities:
Borrowings	1,407	303
Debt service payments	(479)	(294)
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	687	—
Dividends paid	(49)	(37)
Subsidiary dividends paid to non-controlling interest shareholders	(3)	(3)
Exercise of stock options	9	4
Debt issuance costs	—	(3)
Tax benefit associated with the exercise of stock options	2	—
Purchases of treasury stock	—	(34)
Net cash provided by (used in) financing activities	1,574	(64)
Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(1,192)	(123)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	1,630	866
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$438	$743
Supplemental cash flow information:
Income taxes paid	$55	$92
Interest paid	$26	$26
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Certain reclassifications have been made in the 2013 Condensed Consolidated Financial Statements to conform to classifications used in 2014.
Description of Business
We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc., Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
Recent Developments
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in cash, net of cash acquired and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. See Note B for further discussion.
On January 31, 2014 we announced our plans to form a new tracking stock for Fidelity National Financial Ventures (“FNFV”). As a result, we have decided to begin separately reporting the results of our core operations, which include our Title segment and BKFS, and our FNFV operations, which include Remy, the Restaurant Group, Digital Insurance, our minority equity investment in Ceridian and other smaller operations. We expect to complete the formation of our tracking stock on or about June 30, 2014.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality re-manufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Total revenues included in discontinued operations was $8 million for the three months ending March 31, 2013. Pre-tax earnings included in discontinued operations are $1 million for the three months ended March 31, 2013.
Transactions with Related Parties
As we no longer have any shared officers with Fidelity National Information Services, Inc. ("FIS"), effective January 1, 2014, we no longer consider FIS a related party.
Agreements with FIS
A summary of the agreements that were in effect with FIS through December 31, 2013 is as follows:

•
Information Technology (“IT”) and data processing services from FIS. This agreement governs IT support services provided to us by FIS, primarily consisting of infrastructure support and data center management. Subject to certain

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

early termination provisions, the agreement expires on or about June 30, 2014, with an option to renew for one additional year. Certain subsidiaries of FIS also provided technology consulting services to FNF during 2013.

•	Administrative aviation corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

Three months ended March 31, 2013
(In millions)
Corporate services and cost-sharing revenue	$1
Data processing expense	(8)
Net expense	$(7)
We believe the amounts earned by us or charged to us under each of the foregoing arrangements are fair and reasonable. The IT infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts we earned or were charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amount due to FIS as a result of these agreements was $3 million as of December 31, 2013.
Included in equity securities available for sale at December 31, 2013, are 1,303,860 shares of FIS stock which were purchased during the fourth quarter of 2009 in connection with a merger between FIS and Metavante Technologies, Inc. The fair value of our investment was $70 million as of December 31, 2013.
Also included in fixed maturities available for sale are FIS bonds with a fair value of $42 million as of December 31, 2013.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain options and shares of restricted stock as well as convertible debt instruments which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. As we recorded a net loss during the three-month period ended March 31, 2014 there were no antidilutive options. There were one million shares related to antidilutive options excluded for the three-month period ended March 31, 2013.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We plan to adopt this ASU for the period beginning January 1, 2015 and do not expect this update to have a material impact on our financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Acquisition of Lender Processing Services, Inc.
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock, included in assets acquired was $287 million of cash. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in net cash and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired.

The initial purchase price is as follows (in millions):

Cash paid for LPS outstanding shares	$2,535
Less: cash acquired from LPS	(287)
Net cash paid for LPS	2,248
FNF common stock issued (25,920,078 shares)	839
Total net consideration paid	$3,087
The purchase price has been initially allocated to the LPS assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as we complete our valuation process over trade and notes receivable, capitalized software, intangible assets, legal contingencies, income taxes and goodwill, which we expect to have substantially complete by the end of 2014. The initial purchase price allocation is as follows (in millions):

Trade and notes receivable	$184
Investments	77
Prepaid expenses and other assets	60
Property and equipment	149
Capitalized software	773
Intangible assets including title plants	1,166
Income tax receivable	36
Goodwill	2,794
Total assets	5,239
Notes payable	1,091
Reserve for title claims	30
Deferred tax liabilities	590
Other liabilities assumed	441
Total liabilities	2,152
Net assets acquired	$3,087
Subsequent to the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Holdings, Inc., ("Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating businesses, ServiceLink and BKFS. We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% minority ownership interest to funds affiliated with Thomas H. Lee Partners, and certain related entities on January 3, 2014. ServiceLink and BKFS now own and operate the former LPS businesses and our legacy ServiceLink business.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table summarizes the intangible assets acquired (in millions, except for useful life):

	Fair Value as of Consolidation	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of March 31, 2014
Amortizing intangible assets:
Developed technology	$750	8	$725
Purchased technology	23	3	21
Tradenames	34	10	33
Customer relationships	1,056	10	1,008

Non-amortizing intangible assets:
Developed technology	52		52
Title plants	24		24
Total intangible assets and capitalized software	$1,939		$1,863
Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three months ending March 31, 2014 and 2013 are presented below. Pro-forma results presented assume the consolidation of Black Knight occurred as of the beginning of the 2013 period. Amounts reflect our 65% ownership interest in BKFS and ServiceLink and were adjusted to exclude costs directly attributable to the acquisition of LPS including transaction costs, severance costs and costs related to our synergy bonus program related to the acquisition (in millions).

	Three months ended March 31,
	2014	2013
Total revenues	$2,089	$2,522
Net earnings attributable to FNF common shareholders	29	144
As a result of our acquisition of LPS, the following additions have been made to our significant accounting policies during the first quarter of 2014:
BKFS Revenue Recognition
Within our BKFS segment, we recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and the allocation of the consideration based on each element's relative selling price. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our determination of the relative selling price for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.
The primary judgments relating to our revenue recognition are determining when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
If the deliverables under a contract are software related, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and the timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE for software

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.
We are often party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.
Due to the large number, broad nature and average size of individual contracts we are a party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our result of operations.
Capitalized Software
Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. In our BKFS segment we have significant internally developed software. These costs are amortized using the straight-line method over the estimated useful life. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-Use Software (“ASC 350-40”). For software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Redeemable Non-controlling Interest
As discussed above, subsequent to the Acquisition of LPS we issued 35% ownership interest in BKFS and ServiceLink to funds affiliated with Thomas H. Lee Parters ("THL" or "the minority interest holder"). As part of the Unit Purchase Agreement with THL, THL has an option to put their ownership interests of either or both of BKFS and ServiceLink to us if no public offering of the corresponding business has been consummated after four years. The units owned by THL ("redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election in an amount equivalent. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement.
As these redeemable noncontrolling interests provide for redemption features not solely within the control of us, the issuer, we classify the redeemable noncontrolling interests outside of permanent equity in accordance with ASC 480-10, “Distinguishing Liabilities from Equity”. Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF is reported on the condensed consolidated balance sheet outside permanent equity; and the condensed consolidated statement of operations reflects the respective redeemable noncontrolling interests in Net loss attributable to non-controlling interests - redeemable and non-redeemable, the effect of which is removed from the net loss attributable to FNF common shareholders.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$130	$—	$130
State and political subdivisions	—	1,072	—	1,072
Corporate debt securities	—	1,739	—	1,739
Mortgage-backed/asset-backed securities	—	104	—	104
Foreign government bonds	—	41	—	41
Preferred stock available for sale	65	86	—	151
Equity securities available for sale	135	—	—	135
Other long-term investments	—	—	40	40
Interest rate swap contracts	—	1	—	1
Foreign currency contracts	—	2	—	2
Total assets	$200	$3,175	$40	$3,415

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Commodity contracts	—	4	—	4
Foreign currency contracts	—	1	—	1
Total liabilities	$—	$6	$—	$6

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Mortgage-backed/asset-backed securities	—	109	—	109
Foreign government bonds	—	43	—	43
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign currency contracts	—	4	—	4
Interest rate swap contracts	—	2	—	2
Total assets	$209	$3,043	38	$3,290

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Commodity contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

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

•
Mortgage-backed/asset-backed securities: These securities are comprised of agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•	Preferred stock: Preferred stocks are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 2 fair value measures for our interest rate swap, foreign currency contracts, and commodity contracts are valued using the income approach. This approach uses techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Our Level 3 investments consist of structured notes that were purchased in 2009. The structured notes had a par value of $38 million and fair value of $40 million at March 31, 2014, and a par value and a fair value of $38 million at December 31, 2013. The structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and believe they represent an exit price for the securities as of March 31, 2014.
The following table presents the changes in our investments that are classified as Level 3 for the period ended March 31, 2014 (in millions):

Balance, December 31, 2013	$38
Net realized gain	2
Balance, March 31, 2014	$40
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$130	$126	$4	$—	$130
State and political subdivisions	1,072	1,038	35	(1)	1,072
Corporate debt securities	1,739	1,693	50	(4)	1,739
Foreign government bonds	41	43	—	(2)	41
Mortgage-backed/asset-backed securities	104	100	4	—	104
Preferred stock available for sale	151	150	5	(4)	151
Equity securities available for sale	135	71	65	(1)	135
Total	$3,372	$3,221	$163	$(12)	$3,372

	December 31, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
State and political subdivisions	1,075	1,042	36	(3)	1,075
Corporate debt securities	1,606	1,565	47	(6)	1,606
Foreign government bonds	43	44	1	(2)	43
Mortgage-backed/asset-backed securities	109	105	4	—	109
Preferred stock available for sale	151	158	3	(10)	151
Equity securities available for sale	136	71	65	—	136
Total	$3,246	$3,106	$161	$(21)	$3,246

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2014:

	March 31, 2014
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$337	11%	$339	11%
After one year through five years	2,000	67	2,062	67
After five years through ten years	556	19	574	19
After ten years	7	—	7	—
Mortgage-backed/asset-backed securities	100	3	104	3
Total	$3,000	100%	$3,086	100%
Subject to call	$1,709	57%	$1,749	57%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,348 million and $1,380 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of March 31, 2014.
Included in our other long-term investments are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes are carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Condensed Consolidated Statements of Operations. The carrying value of the structured notes was $40 million and $38 million as of March 31, 2014 and December 31, 2013, respectively. We recorded a $2 million gain relating to the structured notes during the three months ended March 31, 2014, and recorded a net loss of $1 million in the three-month period ended March 31, 2013.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, were as follows (in millions):

March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$132	$(1)	$7	$—	$139	$(1)
Corporate debt securities	415	(2)	25	(2)	440	(4)
Foreign government bonds	25	(1)	6	(1)	31	(2)
Preferred stock available for sale	51	(4)	—	—	51	(4)
Equity securities available for sale	12	(1)	—	—	12	(1)
Total temporarily impaired securities	$635	$(9)	$38	$(3)	$673	$(12)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$123	$(3)	$—	$—	$123	$(3)
Corporate debt securities	367	(4)	39	(2)	406	(6)
Foreign government bonds	17	(1)	14	(1)	31	(2)
Preferred stock available for sale	95	(10)	—	—	95	(10)
Total temporarily impaired securities	$602	$(18)	$53	$(3)	$655	$(21)
During the three-month period ended March 31, 2014 and 2013, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. As of March 31, 2014, we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ending March 31, 2014 and 2013, respectively:

	Three months ended March 31, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$2	$—	$2	$301
Preferred stock available for sale	—	(2)	(2)	28
Other long-term investments			2	2
Total			$2	$331

	Three months ended March 31, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$245
Equity securities available for sale	1	—	1	3
Other long-term investments			(1)	—
Other assets			(2)	—
Total			$(2)	$248
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2014 and December 31, 2013, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	March 31, 2014	December 31, 2013
Ceridian	32%	$254	$295
Other	Various	61	62
Total		$315	$357

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the year ended December 31, 2013, we purchased $32 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets, and have a fair value of $36 million as of March 31, 2014 and December 31, 2013.
We have historically accounted for our equity in Ceridian on a three-month lag, however, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the three-month period ended March 31, 2014, includes our equity in Ceridian’s earnings for the three-month periods ended December 31, 2013, and March 31, 2014, and our net earnings for the three-month period ended March 31, 2013, includes our equity in Ceridian’s earnings for the three-month period ended December 31, 2012. During the three month periods ended March 31, 2014 and 2013, we recorded $30 million and $4 million, in equity in losses of Ceridian, respectively. The three month period ending March 31, 2014 includes $4 million and $(34) million in equity in Ceridian's earnings (losses) for the three months ending March 31, 2014 and December 31, 2013. Equity in (losses) earnings of other unconsolidated affiliates were $(1) million and $1 million for the three month periods ended March 31, 2014 and 2013, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	March 31, 2014	December 31, 2013
	(In millions)
Total current assets before customer funds	$1,261	$1,097
Customer funds	4,434	3,897
Goodwill and other intangible assets, net	4,407	4,452
Other assets	120	122
Total assets	$10,222	$9,568
Current liabilities before customer obligations	$1,095	$958
Customer obligations	4,412	3,883
Long-term obligations, less current portion	3,407	3,406
Other long-term liabilities	491	500
Total liabilities	9,405	8,747
Equity	817	821
Total liabilities and equity	$10,222	$9,568

	Six Months Ended March 31, 2014	Three Months Ended December 31, 2012
	(In millions)
Total revenues	$750	$400
Loss before income taxes	(105)	(15)
Net loss	(105)	(16)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Remy Derivative Financial Instruments and Concentration of Risk
The following describes financial market risks faced by, and derivative instruments held by, Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, all of which are designated as hedges. As of March 31, 2014 and December 31, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	March 31, 2014	December 31, 2013
South Korean Won Forward	$78	$74
Mexican Peso Contracts	$73	$74
Brazilian Real Forward	$20	$11
Hungarian Forint Forward	€14	€14
British Pound Forward	£3	£4
There were net accumulated unrealized gains of $1 million relating to these instruments as of March 31, 2014. Accumulated unrealized net gains of $2 million were recorded in Accumulated other comprehensive earnings (loss) as of December 31, 2013, related to these instruments. As of March 31, 2014, gains related to these instruments of $1 million are expected to be reclassified to the Condensed Consolidated Statement of Operations within the next 12 months. Any ineffectiveness during the three-month period ended March 31, 2014 was immaterial.
Interest rate risk
During 2010, Remy entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of its Term B Loan under which a variable LIBOR rate with a floor of 1.75% was swapped to a fixed rate of 3.35%. Due to the significant value of the terminated swaps which were transferred into this swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Operations.
On March 27, 2013, Remy terminated its undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72 million of the outstanding principal loan balance under which Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.05% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as Interest expense in the accompanying Condensed Consolidated Statements of Operations.
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized net gains of $1 million were recorded in Accumulated other comprehensive (loss) earnings as of March 31, 2014 and December 31, 2013. As of March 31, 2014, no gains are expected to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months. Any ineffectiveness during the three-month period ended March 31, 2014 was immaterial.
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
Remy had twenty-nine commodity price hedge contracts outstanding at March 31, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 5,660 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months and are designated as cash flow hedging instruments. Accumulated unrealized net losses of $4 million and $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings as of March 31, 2014 and December 31, 2013, respectively, related to these contracts. As of March 31, 2014, net losses related to these contracts of $3 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Operations within the next 12 months. Hedging ineffectiveness during the three-month period ended March 31, 2014 was immaterial.
Other
Remy's derivative positions and any related material collateral under master netting agreements are presented on a gross basis.
For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the change in fair value method, are recognized in the accompanying Condensed Consolidated Statement of Operations. Derivative gains and losses included in Accumulated other comprehensive earnings for effective hedges are reclassified into the accompanying Condensed Consolidated Statement of Operations upon recognition of the hedged transaction.
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying Condensed Consolidated Statement of Operations. Remy's undesignated hedges are primarily Remy's interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. All asset and liability derivatives are included in Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively, on the Condensed Consolidated Balance Sheets. The following table discloses the fair values of Remy's derivative instruments (in millions):

	March 31, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$4	$—	$2
Foreign currency contracts	2	1	4	—
Interest rate swap contracts	1	—	2	—
Total derivatives designated as hedging instruments	$3	$5	$6	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$1	$—	$1
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (AOCE) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts on the accompanying Condensed Consolidated Statement of Operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the three months ended March 31, 2014 (in millions):

	Amount of gain recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(1)	$—	$—
Foreign currency contracts	(1)	1	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$(5)	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(1)
The following table discloses the effect of Remy's derivative instruments for the three months ended March 31, 2013 (in millions):

	Amount of gain recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(3)	$—	$—	$—
Foreign currency contracts	2	2	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$(1)	$2	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note F —Notes Payable
Notes payable consists of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	286	285
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Unsecured BKFS notes, including premium, interest payable semi-annually at 5.75%, due April 2023	618	—
Revolving Credit Facility, unsecured, unused portion of $500 at March 31, 2014, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.60% at March 31, 2014)	300	—
FNF Term Loan, interest payable monthly at LIBOR + 1.75% (1.90% at March 31, 2014), due January 2019	1,100	—
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at March 31, 2014), due March 2020	267	266
Remy Revolving Credit Facility, unused portion of $73 at March 31, 2014, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at March 31, 2014)	—	—
Restaurant Group Term Loan, interest payable monthly at LIBOR + 3.75% (3.90% at March 31, 2014), due May 2017	53	53
Restaurant Group Revolving Credit Facility, unused portion of $62 at March 31, 2014, due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.75% (6.00% at March 31, 2014)	—	—
Other	22	21
	$3,344	$1,323
At March 31, 2014, the estimated fair value of our long-term debt was approximately $3,620 million or $276 million higher than its carrying value. The fair value of our long-term debt at December 31, 2013 was approximately $1,555 million or $232 million higher than its carrying value. The fair value of our unsecured notes payable was $1,875 million as of March 31, 2014. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2014 and are considered Level 2 financial liabilities. The fair value of our revolving credit facility was $303 million at March 31, 2014. The fair value of our revolving credit facility is based on discounted cash flows and is considered a Level 2 financial liability. The fair value of our FNF Term Loan was $1,100 million at March 31, 2014. The fair value of our FNF Term Loan is based on established market prices for the security on March 31, 2014 and is considered a Level 2 financial liability. The fair value of our Remy Term Loan was $267 million, based on established market prices for the security on March 31, 2014 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan was $53 million, based on established market prices for the securities on March 31, 2014 and is considered a Level 2 financial liability.
On January 2, 2014, as a result of the LPS acquisition, FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due 2023, initially issued by Black Knight Infoserv, LLC (formerly LPS, "Black Knight Infoserv") on October 12, 2012 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is payable semi-annually on the 15th day of April and October. The Black Knight Senior Notes are senior unsecured obligations and were guaranteed by us as of January 2, 2014. At any time and from time to time, prior to October 15, 2015, Black Knight Infoserv may redeem up to a maximum of 35% of the original aggregate principal amount of the Black Knight Senior Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes at the redemption prices described in the Black Knight Senior Notes indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, Black Knight Infoserv is required to offer to purchase all

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

outstanding Black Knight Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).The Black Knight Senior Notes contain covenants that, among other things, limit Black Knight Infoserv's ability and the ability of certain of its subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than Black Knight Infoserv or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to Black Knight Infoserv or certain other subsidiaries, (ii) repay any debt or make any loans or advances to Black Knight Infoserv or certain other subsidiaries or (iii) transfer any property or assets to Black Knight Infoserv or certain other subsidiaries, (f) to sell or dispose of assets of Black Knight Infoserv or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. As a result of our guarantee of the Black Knight Senior Notes on January 2, 2014, the notes became rated investment grade. The indenture provides that certain covenants are suspended while the Black Knight Senior Notes are rated investment grade. Currently covenants (a), (b), (e), certain provisions of (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the notes are rated investment grade, as defined in the indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Black Knight Senior Notes indenture. The Black Knight Senior Notes contain customary events of default, including failure of Black Knight Infoserv (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Black Knight Senior Notes tendered as required by the Black Knight Senior Notes. Events of default also include defaults with respect to any other debt of Black Knight Infoserv or debt of certain subsidiaries having an outstanding principal amount of $80 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to Black Knight Infoserv or certain subsidiaries), the trustee or holders of at least 25% of the Black Knight Senior Notes then outstanding may accelerate the Black Knight Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to Black Knight Infoserv or certain subsidiaries, then the principal of and accrued interest on the Black Knight Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder. Subsequent to year end, on January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions above at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequently purchased by us on February 24, 2014.
On October 24, 2013, FNF entered into a bridge loan commitment letter (the “Bridge Loan Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities LLC and JP Morgan Chase Bank, N.A. The Bridge Loan Commitment Letter provides for up to an $800 million short-term loan facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility were used to fund, in part, the cash consideration for the acquisition of LPS and pay certain costs, fees and expenses in connection with the LPS merger. Pursuant to the Bridge Loan Commitment Letter, we executed a promissory note in favor of the Bridge Facility lenders on the closing date of the Merger that evidenced the terms of the Bridge Facility. The Bridge Facility matured on the second business day following the funding thereof and required scheduled amortization payments. Borrowings under the Bridge Facility bear interest at a rate equal to the highest of (i) the Bank of America prime rate, (ii) the federal fund effective rate from time to time plus 0.5% and (iii) the one month adjusted London interbank offered rate ("LIBOR") plus 1.0%. Other than as set forth in this paragraph, the terms of the Bridge Facility are substantially the same as the terms of the Amended Term Loan Agreement discussed below. Subsequent to year end, as part of the acquisition of LPS on January 2, 2014, the Bridge Facility was funded and subsequently repaid the following day.
On July 11, 2013, FNF entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 175 basis points over LIBOR. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. Subsequent to year end, as part of the acquisition of LPS on January 2, 2014, the Term Loan Agreement was fully funded.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay a facility fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. As of March 31, 2014, there was $300 million outstanding balance under the Revolving Credit Facility.
Also on October 24, 2013, FNF entered into amendments to amend the Revolving Credit Facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At March 31, 2014, the Remy Credit Facility balance was zero. Based upon the collateral supporting

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $14 million, there was additional availability for borrowing of $73 million on March 31, 2014. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount. During the three months ended March 31, 2014, Remy borrowed and repaid $4 million under this facility.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of March 31, 2014. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, the $50 million outstanding on our revolving credit facility, and the remainder is being held for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries, (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of March 31, 2014, the balance of the term loan was $53 million and there was no outstanding balance on the revolving loan. ABRH had $18 million of outstanding letters of credit and $62 million of remaining borrowing capacity under our revolving credit facility as of March 31, 2014.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 (per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. As of October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. On March 28, 2014, $42 million in principal of these bonds were converted at the election of the bondholder, these bonds had a fair value of $63 million and are subject to a 30-day waiting period before the conversion is complete. We expect for the conversion to be final in the second quarter of 2014.
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
Remy also has revolving credit facilities with three Korean banks with a total facility amount of approximately $12 million, of which $2 million is borrowed at average interest rates of 3.46% at March 31, 2014. In Hungary, there are two revolving credit facilities with two separate banks for a total facility amount of $4 million, of which nothing is borrowed at March 31, 2014. During the three months ended March 31, 2014, Remy entered into a revolving credit facility in China with one bank for a total credit facility of $10 million, of which $3 million was borrowed at an average interest rate of 5.6%
On May 5, 2010, FNF completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. We received net proceeds of $297 million, after

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Gross principal maturities of notes payable at March 31, 2014 are as follows (in millions):
2014	$61
2015	123
2016	178
2017	552
2018	783
Thereafter	1,663
$3,360

Note G — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our title operations, some of which include claims for punitive or exemplary damages. This customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other insurance companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our insurance operations. We believe that no actions, other than the matters discussed below, depart from customary litigation incidental to our insurance business.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $87 million and $9 million as of March 31, 2014 and December 31, 2013, respectively. Of this accrual, $73 million relates to historical LPS matters. As discussed elsewhere, LPS was acquired on January 2, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, LPS agreed to further study the issues identified in the review and to enhance its compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. The document execution review by the independent third party is likely to take longer than previously anticipated. LPS accrued for the additional fees and costs expected to be charged by the independent third party to complete the review. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services LPS provided, LPS agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which LPS has agreed to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. LPS agreed and we will continue to make periodic reports to the banking agencies on our progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital"). were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock. On January 2, 2014, the date of the acquisition of LPS, we deposited approximately 1.6 million shares of common stock and approximately $160 million in cash to the exchange fund as merger consideration for Merion Capital's LPS ownership, which Merion Capital did not accept. Under Delaware state law, holders of LPS common stock who follow applicable Delaware law procedure relating to appraisal rights are entitled, in lieu of receiving the merger consideration, to have the "fair value" of their shares determined by the Delaware Court of Chancery paid to them in cash together with a fair rate of interest unless decided otherwise by the Delaware Court of Chancery. On February 6, 2014, Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc. n/k/a Black Knight InfoServ, LLC (“LPS”) was filed in the Court of Chancery in Delaware. This suit involves a demand upon LPS for appraisal of their 5,682,276 shares of common stock under Delaware law.  The matter is in the initial stages and we are in the process of responding to Interrogatories and Requests to Produce by Merion Capital. We filed an answer to this suit on March 3, 2014. We do not believe this matter will have a material impact on our results of operations. The resolution of this matter may impact our cash flow in the future if we are required to remit the entire merger consideration in cash. We intend to vigorously defend this action.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2014 remaining	$183
2015	169
2016	135
2017	113
2018	86
Thereafter	305
Total future minimum operating lease payments	$991
Note H — Dividends
On April 29, 2014, our Board of Directors declared cash dividends of $0.18 per share, payable on June 30, 2014, to shareholders of record as of June 16, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. During the fourth quarter of 2013, we determined that the Corporate and Other segment would be split in order to differentiate operations and costs related to our FNF Core businesses from those associated with FNFV. As a result, we reorganized our reporting segments to reflect this change. On January 2, 2014, we acquired LPS. As a result we have a new segment, BKFS, which contains the technology, data and analytics operations of the former LPS company. We have combined the acquired transaction services business of LPS with our existing ServiceLink operations which reside in the Title segment. There are several intercompany arrangements between our various FNF Core businesses. The effects of these arrangements including results of operating activities, intercompany notes and related interest and any other intercompany revenues and expenses have been eliminated in the segment presentations below.
As of and for the three months ended March 31, 2014:

	Title	BKFS	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$755	$—	$—	$755	$—	$—	$—	$—	$—	$755
Other revenues	423	187	8	618	—	—	28	28	—	646
Auto parts revenues	—	—	—	—	302	—	—	302	—	302
Restaurant revenues	—	—	—	—	—	354	—	354	—	354
Revenues from external customers	1,178	187	8	1,373	302	354	28	684	—	2,057
Interest and investment income (loss), including realized gains and losses	30	—	—	30	—	—	2	2	—	32
Total revenues	1,208	187	8	1,403	302	354	30	686	—	2,089
Depreciation and amortization	39	61	1	101	1	13	3	17	—	118
Interest expense	—	8	22	30	5	2	(1)	6		36
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	(15)	(77)	(8)	(100)	10	9	2	21	—	(79)
Income tax expense (benefit)	10	(11)	(36)	(37)	3	—	(3)	—	—	(37)
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	(25)	(66)	28	(63)	7	9	5	21	—	(42)
Equity in earnings (loss) of unconsolidated affiliates	1	—	(1)	—	—	—	(31)	(31)	—	(31)
Earnings (loss) from continuing operations	$(24)	$(66)	$27	$(63)	$7	$9	$(26)	$(10)	$—	$(73)
Assets	$8,145	$3,720	$229	$12,094	$1,290	$676	$660	$2,626	$(33)	$14,687
Goodwill	2,240	1,989	3	4,232	263	119	95	477	—	4,709

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2013:

	Title	BKFS	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$937	$—	$—	$937	$—	$—	$—	$—	$—	$937
Other revenues	406	—	10	416	—	—	19	19	—	435
Auto parts revenues	—	—	—	—	284	—	—	284	—	284
Restaurant revenues	—	—	—	—	—	354	—	354	—	354
Revenues from external customers	1,343	—	10	1,353	284	354	19	657	—	2,010
Interest and investment income (loss), including realized gains and losses	32	—	—	32	1	(2)	—	(1)	—	31
Total revenues	1,375	—	10	1,385	285	352	19	656	—	2,041
Depreciation and amortization	16	—	1	17	1	13	2	16	—	33
Interest expense	—	—	16	16	7	2	(2)	7	—	23
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	169	—	(23)	146	(1)	—	(8)	(9)	—	137
Income tax expense (benefit)	60	—	(8)	52	—	—	(6)	(6)	—	46
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	109	—	(15)	94	(1)	—	(2)	(3)	—	91
Equity in earnings (loss) of unconsolidated affiliates	1	—	—	1	—	—	(4)	(4)	—	(3)
Earnings (loss) from continuing operations	$110	$—	$(15)	$95	$(1)	$—	$(6)	$(7)	$—	$88
Assets	$6,828	$—	$310	7,138	$1,278	$671	$662	$2,611	$(67)	$9,682
Goodwill	1,434	—	3	1,437	248	119	79	446	—	1,883

The activities of the reportable segments include the following:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business.
BKFS
This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller real estate and insurance related operations.
FNFV
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which also includes the Stoney River Legendary Steaks concept.
Portfolio Company Corporate and Other
The Portfolio Company Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K for the year ended December 31, 2013 and other filings with the Securities and Exchange Commission.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc., Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have six reporting segments as follows:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business.
BKFS
This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, other smaller real estate and insurance related operations.
FNFV
Remy
This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which also includes the Stoney River Legendary Steaks concept.

FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.
Recent Developments
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in cash, net of cash acquired and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. See Note B for further discussion.
On January 31, 2014 we announced our plans to form a new tracking stock for Fidelity National Financial Ventures (“FNFV”). As a result, we have decided to begin separately reporting the results of our core operations, which include our Title segment and BKFS, and our FNFV operations, which include Remy, the Restaurant Group, Digital Insurance, our minority equity investment in Ceridian and other smaller operations. We expect to complete the formation of our tracking stock on or about June 30, 2014.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality re-manufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
Discontinued Operations
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Total revenues included in discontinued operations was $8 million for the three months ending March 31, 2013. Pre-tax earnings included in discontinued operations are $1 million for the three months ended March 31, 2013.
Transactions with Related Parties
Our financial statements for the three months ended March 31, 2013, reflect related party transactions with Fidelity National Information Services, Inc. ("FIS"), which was considered a related party until December 31, 2013. See Note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
FNF Core Operations
Title revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates and the strength of the United States economy, including employment levels. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. In 2014, interest rates have remained consistent with the fourth quarter of 2013.
As of April 8, 2014, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2012 - 2015 in their "Mortgage Finance Forecast" (in trillions):

	2015	2014	2013	2012
Purchase transactions	$0.8	$0.7	$0.7	$0.5
Refinance transactions	0.4	0.4	1.1	1.2
Total U.S. mortgage originations forecast	$1.2	$1.1	$1.8	$1.7
As shown above, the originations in 2013 and 2012 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014, the MBA predicts a 39.3% decrease in the total market, primarily due to a 62.0% decrease in refinance transactions in 2014, with the originations in 2015 remaining relatively consistent with those in 2014.
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
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators (collectively the "banking agencies") announced formal consent orders against several national bank mortgage servicers and third-party service providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. Our title insurance underwriters were not involved in these enforcement actions and we do not believe that our title insurance underwriters are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our title insurance policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. The former LPS and certain of its subsidiaries entered into a consent order with the banking agencies in relation to its default operations, now part of the Title segment. As part of the consent order, LPS agreed to further study the issues identified in the review and enhance its compliance, internal audit, risk management and board oversight plans with respect to the related businesses, among additional agreed undertakings. In January 2013, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements, and LPS also entered into settlement agreements in January 2013 with 49 States and the District of Columbia relating to certain practices within its default operations and in February 2014, we also settled with the State of Nevada and the Federal Deposit Insurance Corporation. In April 2013, these mortgage servicers began making restitution under these settlements. We cannot predict whether these settlements may result in more normalized foreclosure timelines in the future. Moreover, we cannot predict whether any additional legislative or regulatory changes will be implemented as a result of the findings of the banking agencies or whether the U.S. federal government may take additional action to address the current housing market and economic uncertainty. Some states have enacted or are considering adopting legislation, such as the California Homeowner Bill of Rights, that places additional responsibilities and restrictions on servicers with respect to the foreclosure process. Any such actions could further extend foreclosure timelines. Moreover, as the processing of foreclosures in accordance with applicable law becomes more onerous, many lenders are addressing loans in default through other means, such as short sales, in order to avoid the risks and liability now associated with the foreclosure process. If foreclosure timelines continue to be extended and servicers address delinquent loans through other processes, the results of our default operations within the Title segment may be adversely affected.
In addition to state-level regulation, segments of our FNF core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform ("Dodd-Frank") and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.  Dodd-Frank also included regulation over financial services and other lending related businesses including our newly acquired BKFS business. We cannot be certain what impact, if any, these new rules, or the CFPB generally, will have on our core businesses.
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2013 and through the first quarter of 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. For the past several years, including the first quarter of 2014, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
FNFV
Remy
Remy manufactures and sells auto parts, principally starter motors and alternators, as well as hybrid electric motors and multi-line products, including steering gear, constant velocity axles, and brake calipers, for sale to original equipment manufacturers (OEM) and aftermarket customers. Remy manufactures products for automobiles as well as light and heavy duty commercial vehicles. The OEM market for auto parts is dependent on levels of new vehicle production, which in turn, is affected by the overall economy, consumer confidence, discounts and incentives offered by automakers and the availability of funds to finance purchases.
In the aftermarket, Remy's results are affected by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced, and is expected to further reduce, the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. Pressure from customers to reduce prices is characteristic of the automotive supply industry. Remy periodically re-negotiates customer agreements. Due to the competitive nature of the business, the revised terms with customers may impact Remy's ongoing profitability. Remy has taken and expects to continue to take steps to improve operating efficiencies and minimize or resist price reductions.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for almost 48 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2014	2013
	(Dollars in millions)
Revenues:
Direct title insurance premiums	351	413
Agency title insurance premiums	404	524
Escrow, title-related and other fees	646	435
Restaurant revenue	354	354
Auto parts revenue	302	284
Interest and investment income	30	33
Realized gains and losses, net	2	(2)
Total revenues	2,089	2,041
Expenses:
Personnel costs	671	519
Agent commissions	307	397
Other operating expenses	429	325
Cost of auto parts revenue, includes $14 and $18 of depreciation and amortization in the three months ended March 31, 2014 and 2013, respectively	254	240
Cost of restaurant revenue	300	302
Depreciation and amortization	118	33
Provision for title claim losses	53	65
Interest expense	36	23
Total expenses	2,168	1,904
(Loss) earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	(79)	137
Income tax expense	(37)	46
Equity in losses of unconsolidated affiliates	(31)	(3)
Net (loss) earnings from continuing operations	$(73)	$88
Orders opened by direct title operations	469,000	643,000
Orders closed by direct title operations	295,000	487,000
 Revenues.
Total revenues increased $48 million in the three months ended March 31, 2014, compared to the 2013 period. The increase consisted of increases of $17 million in the Remy segment, $11 million in the FNFV Corporate and Other segment, $2 million from the Restaurant Group segment and additional revenues of $187 million from the BKFS segment. This was offset by decreases of $167 million in the Title segment, and $2 million in the FNF Corporate and Other segment,
Restaurant revenue includes the consolidated results of operations of ABRH and J. Alexander's. Auto parts revenue includes the consolidated results of operations of Remy.
The change in revenue from operations is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $3 million in the three months ended March 31, 2014 compared to the 2013 period. The decrease is a direct result of decreases in bond yields of $3 million.
Net realized gains and losses totaled $2 million and $(2) million in the three-month periods ended March 31, 2014 and 2013, respectively. The increase was mainly due to gains on structured notes of $2 million included in the current period, while the previous period had $2 million in impairment losses relating to the Restaurant Group segment.

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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $152 million in the three months ended March 31, 2014, from the 2013 period, with increases of $15 million in the Title segment, $9 million in the FNF Corporate and Other segment and an additional $133 million from the BKFS segment. This was offset by decreases of $5 million in the Remy segment and $1 million in the FNFV Corporate and Other segment. There were an additional 7,881 employees added with the acquisition of LPS in the first quarter of 2014. Personnel costs that are directly attributable to the operations of Remy and the Restaurant Group are included in Cost of auto parts revenue and Cost of restaurant revenue, respectively. The change in personnel costs is discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $104 million in the three months ended March 31, 2014, from the 2013 period, reflecting an increase of $81 million in the Title segment and additional $62 million of expense from BKFS, offset by decreases of $32 million in the FNF Corporate and Other segment, $1 million in the Remy segment, and $6 million in the Restaurant Group segment. In the Title segment, the increase in the three-month period was due mainly to the addition of the transaction services business acquired from LPS. The decrease in the FNF Corporate and Other segments is mainly due to $29 million of LPS transactions costs, which were reimbursed by BKFS to FNF during the quarter.
Cost of auto parts revenue includes cost of raw materials, payroll and related costs and expenses directly related to manufacturing, and overhead expenses allocated to the costs of production such as depreciation and amortization at Remy. Remy results of operations are discussed in further detail at the segment level below.
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, groceries, produce, seafood, poultry and alcoholic and non-alcoholic beverages net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy and other operating expenses at the restaurant level. The Restaurant group results of operations are discussed in further detail at the segment level below.
Depreciation and amortization increased $85 million in the three months ended March 31, 2014 from the 2013 period. The increase is mainly due to additional amortization related to the LPS acquisition. In the Title segment, an additional $22 million of depreciation and amortization was recorded on assets acquired. In the BKFS segment, an additional $52 million of depreciation and amortization was recorded on assets acquired with LPS.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses. The provision for title claim losses is discussed in further detail below at the segment level.
Interest expense increased $13 million in the three months ended March 31, 2014, from the 2013 period. The increase includes an additional $1 million interest expense incurred on the FNF revolving credit facility funded in the first quarter of 2014, $6 million related to the FNF term loan funded in the first quarter of 2014 and an additional $8 million for the acquired LPS unsecured notes, offset by a decrease in interest expense of $2 million at Remy.
Income tax (benefit) expense was $(37) million and $46 million in the three-month periods ended March 31, 2014 and 2013, respectively. Income tax (benefit) expense as a percentage of (loss) earnings before income taxes was 47% and 34% for the three-month periods ended March 31, 2014 and 2013, respectively. Income taxes as a percentage of earnings (loss) before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense is a $12 million income tax benefit related to our portion of $30 million equity in losses recorded during the quarter related to our minority investment in Ceridian.
Equity in losses of unconsolidated affiliates was $31 million and $3 million for the three-month periods ended March 31, 2014 and 2013, respectively. The equity in losses in 2014 and 2013 consisted of net losses related to our investment in Ceridian, and other investments in unconsolidated affiliates. Included in the three-month period ended March 31, 2014, are losses at Ceridian of $21 million, net of taxes, primarily related to the settlement of the U.S. Fueling Merchants lawsuit. The current period also includes six months of Ceridian's results, as we have transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the first quarter of 2014 includes $34 million in losses for the period ending December 31, 2013, and $4 million in earnings for the period ended March 31, 2014. Also included in results are losses from other investments of $1 million. The 2013 time periods include our 32% share of a $10 million, net of tax, one time charge to write off a deferred tax asset at Ceridian.
FNF Core
Title
Beginning January 2, 2014, the Title segment includes the results of the transaction services business acquired with LPS.

	Three months ended March 31,
	2014	2013
	(In millions)
Revenues:
Direct title insurance premiums	$351	$413
Agency title insurance premiums	404	524
Escrow, title related and other fees	423	406
Interest and investment income	28	32
Realized gains and losses, net	2	—
Total revenues	1,208	1,375
Expenses:
Personnel costs	466	451
Other operating expenses	358	277
Agent commissions	307	397
Depreciation and amortization	39	16
Provision for title claim losses	53	65
Total expenses	1,223	1,206
(Loss) earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$(15)	$169
Total revenues for the Title segment decreased $167 million, or 12%, in the three months ended March 31, 2014 from the 2013 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended March 31,
		% of		% of
	2014	Total	2013	Total
	(Dollars in millions)
Title premiums from direct operations	$351	46%	$413	44%
Title premiums from agency operations	404	54	524	56
Total title premiums	$755	100%	$937	100%
Title premiums decreased 19% in the three months ended March 31, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $62 million, or 15%, and a decrease in premiums from agency operations of $120 million, or 23% in the three months ended March 31, 2014.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended March 31,
	2014	2013
Opened title insurance orders from purchase transactions (1)	70.5%	51.3%
Opened title insurance orders from refinance transactions (1)	29.5	48.7
	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	67.7%	43.7%
Closed title insurance orders from refinance transactions (1)	32.3	56.3
	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in 2014, primarily due to a decrease in closed order volumes as compared to the prior quarter, partially offset by an increase in premiums from the acquisition of the transaction services businesses from LPS, which are included in the Title segment as of January 2, 2014. Also offsetting the decline in orders was an increase in commercial revenue of $16 million from the 2013 period. The decrease in order volumes was primarily related to a significant decrease in refinance transactions since the fourth quarter of 2014. In 2013, refinance transactions represented more than 56% of our total closed orders versus 32% in the first quarter of 2014. Closed order volumes were 295,000 in the three months ended March 31, 2014 compared with 487,000 in the three months ended March 31, 2013. Although there was a decrease in closed order volumes in the current quarter, this was partially offset by a 35% increase in the fee per file. The average fee per file in our direct operations was $1,858 in the three months ended March 31, 2014, compared to $1,373 in the three months ended March 31, 2013, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The decrease in title premiums from agency operations is primarily the result of the overall decline in real estate activity since the prior quarter. The decrease was consistent with the decrease in direct operations, except that the direct operations benefited from the addition of the transaction services business from LPS acquired during the quarter.
Escrow, title related and other fees increased by $17 million, or 4% in the three months ending March 31, 2014 from 2013. Escrow fees, which are more directly related to our direct operations, decreased $54 million, or 31%, in the three months ended March 31, 2014 compared to the 2013 period, consistent with the decrease in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $76 million, or 33%, in the three months ended March 31, 2014 compared to the 2013 period due to an increase from the transaction services business acquired with LPS, which are included within the Title segment as of January 2, 2014.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $15 million, or 3% increase in the three-month period ended March 31, 2014, is due to charges recorded during the quarter related to the LPS acquisition, primarily severance expense of $15 million and $13 million for expected bonuses to be paid on our synergy bonus program. These charges were offset by a decrease in employee levels and lower bonuses and commissions due to lower revenues and closed order counts. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60% for the three-month periods ended March 31, 2014 and 55% for the three-month period ended March 31, 2013. Average employee count in the Title segment was 16,994 and 20,080 in the three-month periods ended March 31, 2014 and 2013, respectively, with the decrease due to decreases in orders and revenues, offset by an increase of 2,668 employees from the LPS acquisition.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $81 million during the quarter due to charges recorded related to the LPS acquisition, primarily $32 million of transaction costs. Also contributing to the increase was the addition of the transaction services business acquired from LPS.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2014	%	2013	%
	(Dollars in millions)
Agent premiums	404	100%	524	100%
Agent commissions	307	76%	397	76%
Net retained agent premiums	$97	24%	$127	24%
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
The claim loss provision for title insurance was $53 million and $65 million for the three-month periods ended March 31, 2014 and 2013, respectively, and reflects an average provision rate of 7% of title premiums. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
BKFS
The results of this segment reflected in the three months ended March 31, 2014, reflect results of BKFS and subsidiaries, which were initially consolidated on January 2, 2014, the date on which we acquired LPS.

Three months ended March 31, 2014
(In millions)
Revenues:
Escrow, title related and other fees	$187
Total revenues	187
Expenses:
Personnel costs	133
Other operating expenses	62
Depreciation and amortization	61
Interest expense	8
Total expenses	264
(Loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$(77)
The results of the BKFS segment were negatively affected by costs related to the acquisition and integration of LPS by FNF during the quarter. Included in other operating expenses were $35 million of transaction expenses. Included within personnel costs were $24 million in severance expenses relating to the acquisition and a $13 million expense to accrue for expected bonuses for our synergy bonus program. Depreciation and amortization includes $52 million related to assets acquired and marked to their fair value in purchase accounting for the acquisition of LPS.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Corporate and Other segment generated revenues of $8 million and $10 million for the three months ended March 31, 2014 and 2013, respectively. Revenues decreased $2 million in the 2014 period from 2013.
Personnel costs were $14 million and $5 million, for the three months ended March 31, 2014 and 2013, respectively. The increase was mainly due an accrual of $6 million for expected bonuses to be paid on our synergy bonus program. Other operating expenses in the FNF Corporate and Other segment were a credit of $21 million during the three months ended March 31, 2014 compared to expense of $11 million in the three months ended March 31, 2013. The 2014 time period includes a $29 million payment from LPS subsequent to the merger as reimbursement for certain transaction costs.
This segment generated pretax losses of $8 million and $23 million for the three months ended March 31, 2014 and 2013, respectively, due to the reasons discussed above.

Remy	Three months ended March 31,
	2014	2013
	(In millions)
Revenues:
Auto parts revenue	$302	$284
Interest and investment income	—	1
Total revenues	302	285
Expenses:
Personnel costs	22	27
Cost of auto parts revenue, includes $14 and $18 of depreciation and amortization for the three months ended March 31, 2014 and 2013, respectively	254	240
Other operating expenses	10	11
Depreciation and amortization	1	1
Interest expense	5	7
Total expenses	292	286
Earnings from continuing operations before income taxes	$10	$(1)
Auto parts revenues increased $18 million, or 6% in the three months ending March 31, 2014, which included an additional $8 million in revenues from the newly acquired USA Industries as well as $1 million in favorable foreign currency translation effect.
Cost of auto parts revenue increased $14 million, or 6%, consistent with the increase in revenues. Remy also recorded a $3 million step-up gain on finished goods inventory relating to the acquisition of USA Industries.
Also affecting the three months ending March 31, 2013 was a $7 million charge to Personnel costs for a one-time executive separation payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013.

Restaurant Group	Three months ended March 31,
	2014	2013
	(In millions)
Revenues:
Restaurant revenue	$354	$354
Realized gains and losses, net	—	(2)
Total revenues	354	352
Expenses:
Personnel costs	16	15
Cost of restaurant revenue	300	302
Other operating expenses	14	20
Depreciation and amortization	13	13
Interest expense	2	2
Total expenses	345	352
Earnings from continuing operations before income taxes	$9	$—
Total revenues for the Restaurant group segment increased $2 million, or 1%, in the three months ended March 31, 2014, from the 2013 period.
Net earnings increased $9 million in the three months ending March 31, 2014, mainly due to the results of the Restaurant group segment for the three months ending March 31, 2013 being negatively affected by a $2 million impairment charge related to the closing of one J. Alexander's locations and one Max & Erma's location, which was included in Realized gains and losses, net and $3 million in transaction and integration costs included in Other operating expenses.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, Cascade Timberlands and other smaller operations. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments.
The FNFV Corporate and Other segment generated revenues of $30 million and $19 million for the three months ending March 31, 2014 and 2013, respectively.
Revenues increased $11 million, or 58% in the 2014 period from 2013, which includes an increase of $6 million at Digital Insurance. Digital Insurance made several acquisitions during 2013, which account for this growth in revenue.
Personnel costs were $20 million and $21 million, for the three months ended March 31, 2014 and 2013, respectively.
This segment generated pretax income (losses) of $2 million and $(8) million for the three months ended March 31, 2014 and 2013, respectively, with the change due to the increase in revenue since the 2014 period.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.18 per share for the first quarter of 2014, or approximately $49 million. On April 29, 2014, our Board of Directors declared cash dividends of $0.18 per share, payable on June 30, 2014, to shareholders of record as of June 16, 2014. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2013, $1,909 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2014, our title subsidiaries could pay or make distributions to us of approximately $308 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On January 31, 2014, our Board of Directors approved a plan to create a tracking stock for our portfolio company investments, now known as FNFV. We intend to create and distribute a class of shares to FNF shareholders that tracks the performance of FNFV.  The primary FNFV investments include our equity interests in Remy, ABRH, J. Alexander's, Ceridian, and Digital Insurance. We
also intend to provide $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used solely for investment purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives and/or conserving cash.
Our cash flows used by operations for the three months ended March 31, 2014 and 2013 totaled $161 million and $36 million, respectively. The decrease of $125 million is mainly due to the payment of $41 million in transaction costs relating to the acquisition of LPS, bonus payments of $191 million including payments under our Long Term Incentive Program (LTIP), $9 million in severance payments relating to the LPS acquisition and $48 million in payments made for certain legal matters relating to historic LPS matters. These cash outflows were offset by tax refunds of $62 million on LPS acquisition costs and a decrease of $77 million in restricted cash corresponding to the decrease in title volumes.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $36 million and $30 million for the three-month periods ended March 31, 2014 and 2013, respectively, with the increase related to expenditures on capitalized software at BKFS, acquired with LPS on January 2, 2014.
Financing. For a description of our financing arrangements see Note F included in Item 1 of Part 1 of this Report, which is incorporated by reference to into this Part I Item 2.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we have seen seasonality trends return to historical patterns. During 2013 and through the first quarter of 2014, we experienced an increase in existing home sales to the highest volume levels since 2007. We have also seen a decline in total housing inventory to the lowest levels since 2005, and we have seen significant declines in refinance activity starting in the fourth quarter of 2013.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. There have been several significant changes to our long term contractual obligations since the 10-K filed on February 28, 2014. Our contractual obligations generally include our loss reserves, our credit agreements and other debt facilities, operating lease payments on certain of our premises and equipment and purchase obligations of Remy and the Restaurant Group. During the three months ending March 31, 2014, as a result of the LPS acquisition, there were several changes to our notes payable obligations as follows: We acquired $600 million aggregate principal amount of 5.75% Senior Notes due 2023; our $1.1 billion FNF Term Loan due January 2019 was funded in full; and we borrowed $300 million on our Revolving Credit Facility due July 2018. See the "Financing" section above and Note F for further information on these obligations. Changes have also been made to our future minimum operating lease schedule as a result of the LPS acquisition, see Note G for further information on the future minimum operating lease payments.
As of March 31, 2014, our required annual payments relating to these contractual obligations were as follows:

	2014 remaining	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Notes payable	$61	$123	$178	$552	$783	$1,663	$3,360
Operating lease payments	183	169	135	113	86	305	991
Pension and other benefit payments	21	22	21	20	19	125	228
Title claim losses	263	265	190	149	110	703	1,680
Unconditional purchase obligations	112	45	23	4	—	—	184
Other	97	122	119	103	88	292	821
Total	$737	$746	$666	$941	$1,086	$3,088	$7,264

As of March 31, 2014, we had title insurance reserves of $1,680 million which includes acquired title reserves of $55 million related to the acquisition of National Title of New York, which was part of the LPS acquisition. The amounts and timing of these obligations are estimated and are not set contractually.
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
 The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of March 31, 2014 to determine the amount of the obligations.
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
Other contractual obligations include estimated future interest payments on our outstanding debt and an investment commitment entered into in 2013 for $35 million to be made in the future, of which $26 million is outstanding as of March 31, 2014.
Subsequent to the Acquisition of LPS we issued 35% ownership interest in BKFS and ServiceLink to funds affiliated with Thomas H. Lee Parters ("THL"). For further discussion of the Acquisition of LPS and subsequent reorganization see Note B in the Notes to Condensed Consolidated Financial Statements. As part of the Unit Purchase Agreement with THL, THL has an option to put their ownership interests of either or both of BKFS and ServiceLink to us if no public offering of the corresponding business has been consummated after four years. The units owned by THL ("redeemable non-controlling interests") may be settled in cash or common stock of FNF or a combination of both at our election in an amount equivalent. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As of March 31, 2014, the redeemable non-controlling interests had a fair value and carrying value of $687 million. We have excluded this item from the contractual obligations table.
Capital Stock Transactions. On January 2, 2014, we completed the purchase of LPS. As part of the consideration, $839 million or 25,920,078 shares of FNF common stock was issued to LPS stockholders. See Note B for further information on the acquisition of LPS.
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
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares during the three months ended March 31, 2014. Subsequent to March 31, 2014 through market close on May 5, 2014, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.

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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2014 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Operations. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Critical Accounting Policies
See Note B for a discussion of the changes to our critical accounting policies described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of
Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our
Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2014.

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

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2014	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
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

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.