Form 10-Q
period 2014-06-30
Fidelity National Financial, Inc.
filed 2014-08-01
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of July 31, 2014 were:
FNF Group Common Stock    277,474,875
FNFV Group Common Stock     91,711,237

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2014

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2014 and December 31, 2013 includes pledged fixed maturity securities of $350 and $261, respectively, related to secured trust deposits	$3,092	$2,959
Preferred stock available for sale, at fair value	187	151
Equity securities available for sale, at fair value	144	136
Investments in unconsolidated affiliates	316	357
Other long-term investments	208	162
Short-term investments	23	26
Total investments	3,970	3,791
Cash and cash equivalents, at June 30, 2014 and December 31, 2013 includes $365 and $339, respectively, of pledged cash related to secured trust deposits	1,126	1,969
Trade and notes receivables, net of allowance of $25 and $21, at June 30, 2014 and December 31, 2013, respectively	742	482
Goodwill	4,917	1,901
Prepaid expenses and other assets	810	682
Capitalized software, net	593	39
Other intangible assets, net	1,517	619
Title plants	395	370
Property and equipment, net	773	645
Income taxes receivable	—	26
	$14,843	$10,524
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2013 includes accounts payable to related parties of $3	$1,523	$1,291
Notes payable	3,343	1,323
Reserve for title claim losses	1,661	1,636
Secured trust deposits	701	588
Income taxes payable	18	—
Deferred tax liability	541	144
Total liabilities	7,787	4,982
Commitments and Contingencies:
Redeemable non-controlling interest by 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink, LLC	687	—
Equity:
FNF Class A common stock, $0.0001 par value: authorized 600,000,000 as of December 31, 2013; issued 292,289,166 as of December 31, 2013	—	—
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2014; issued 277,462,875 as of June 30, 2014	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of June 30, 2014; issued 91,711,237 as of June 30, 2014	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,807	4,642
Retained earnings	1,089	1,096
Accumulated other comprehensive earnings	59	37
Less: treasury stock, 5,925 shares as of June 30, 2014 and 41,948,518 shares as of and December 31, 2013, at cost	—	(707)
Total Fidelity National Financial, Inc. shareholders’ equity	5,955	5,068
Non-controlling interests	414	474
Total equity	6,369	5,542
	$14,843	$10,524
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$433	$492	$784	$905
Agency title insurance premiums	518	625	922	1,149
Escrow, title related and other fees	716	489	1,362	924
Restaurant revenue	358	347	712	701
Auto parts revenue	300	284	602	568
Interest and investment income	35	37	65	70
Realized gains and losses, net	(1)	5	1	3
Total revenues	2,359	2,279	4,448	4,320
Expenses:
Personnel costs	645	546	1,316	1,065
Agent commissions	395	473	702	870
Other operating expenses	417	366	846	691
Cost of auto parts revenue, includes $18 of depreciation and amortization for the three months ended June 30, 2014 and 2013, respectively, and $32 and $36 for the six months ended June 30, 2014 and 2013, respectively	251	241	505	481
Cost of restaurant revenue	303	295	603	597
Depreciation and amortization	85	35	203	68
Provision for title claim losses	57	79	110	144
Interest expense	38	21	74	44
Total expenses	2,191	2,056	4,359	3,960
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	168	223	89	360
Income tax expense	57	72	20	118
Earnings from continuing operations before equity in losses of unconsolidated affiliates	111	151	69	242
Equity in losses of unconsolidated affiliates	(5)	(3)	(36)	(6)
Net earnings from continuing operations	106	148	33	236
Net loss from discontinued operations, net of tax	(1)	(3)	(1)	(2)
Net earnings	105	145	32	234
Less: Net (loss) earnings attributable to non-controlling interests	(10)	7	(61)	6
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$115	$138	$93	$228
Earnings per share
Basic
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.42	$0.62	$0.34	$1.02
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	—	(0.01)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.42	$0.61	$0.34	$1.01
Diluted
Net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$0.41	$0.61	$0.33	$1.00
Net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	—	(0.01)	—	(0.01)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$0.41	$0.60	$0.33	$0.99
Weighted average shares outstanding, basic basis	275	225	275	225
Weighted average shares outstanding, diluted basis	283	229	282	230
Cash dividends paid per share	$0.18	$0.16	$0.36	$0.32

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Basic and diluted net earnings from continuing operations attributable to Fidelity National Financial, Inc. common shareholders	$116	$141	$94	$231
Basic and diluted net loss from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	(1)	(3)	(1)	(3)
Basic and diluted net earnings attributable to Fidelity National Financial, Inc. common shareholders	$115	$138	$93	$228
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net earnings	$105	$145	$32	$234
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	12	(37)	21	(23)
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	5	(3)	(1)	(11)
Unrealized gain (loss) on foreign currency translation and cash flow hedging (3)	6	(6)	3	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1)	(4)	(1)	(5)
Minimum pension liability adjustment (5)	—	—	—	(1)
Other comprehensive earnings (loss)	22	(50)	22	(49)
Comprehensive earnings	127	95	54	185
Less: Comprehensive (loss) earnings attributable to non-controlling interests	(10)	7	(61)	6
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$137	$88	$115	$179
_______________________________________

(1)
Net of income tax expense (benefit) of $7 million and $(22) million for the three-month periods ended June 30, 2014 and 2013, respectively, and $12 million and $(14) million for the six-month periods ended June 30, 2014 and 2013, respectively.

(2)
Net of income tax expense (benefit) of $3 million and $(2) million for the three-month periods ended June 30, 2014 and 2013, respectively, and $(1) million and $(7) million for the six-month periods ended June 30, 2014 and 2013, respectively.

(3)
Net of income tax expense (benefit) of $4 million and $(4) million for the three-month periods ended June 30, 2014 and 2013, respectively, and $2 million and $(6) million for the six-month periods ended June 30, 2014 and 2013, respectively.

(4)	Net of income tax expense of $2 million for the three-month period ended June 30, 2013, and less than $1 million and $3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

(5)	Net of income tax benefit of less than $1 million for the six-month period ended June 30, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

			Fidelity National Financial, Inc. Common Shareholders
	FNF		FNF		FNFV				Accumulated
	Class A		Group		Group				Other					Redeemable
	Common		Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2013	292	$—	—	$—	—	$—	$4,642	$1,096	$37	42	$(707)	$474	$5,542	$—
Acquisition of Lender Processing Services, Inc.	26	—	—	—	—	—	839	—	—	—	—	—	839	—
Exercise of stock options	1	—	—	—	—	—	16	—	—	—	—	—	16	—
Recapitalization of FNF stock	(277)	—	277	—	92	—	(2)	—	—	—	—	—	(2)	—
Tax benefit associated with the exercise of stock options	—	—	—	—	—	—	2	—	—	—	—	—	2	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	—	—	—	—	20	—	—	—	20	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Other comprehensive earnings — unrealized gain on foreign currency translation and cash flow hedging	—	—	—	—	—	—	—	—	3	—	—	3	6	—
Stock-based compensation	—	—	—	—	—	—	17	—	—	—	—	8	25	—
Retirement of treasury shares	(42)	—	—	—	—	—	(707)	—	—	(42)	707	—	—
Dividends declared	—	—	—	—	—	—	—	(100)	—	—	—	—	(100)	—
Contribution by minority owner to acquire minority interest in Black Knight Financial Services, LLC and ServiceLink, LLC	—	—	—	—	—	—	—	—	—	—	—	—	—	687
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)	—
Net earnings	—	—	—	—	—	—	—	93	—	—	—	(61)	32	—
Balance, June 30, 2014	—	—	277	—	92	—	$4,807	$1,089	$59	—	$—	$414	$6,369	$687
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Six Months Ended June 30,

	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net earnings	$32	$234
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	235	104
Equity in losses of unconsolidated affiliates	36	6
Gain on sales of investments and other assets, net	(1)	(4)
Stock-based compensation cost	25	16
Tax benefit associated with the exercise of stock options	(2)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	—	4
Net increase in trade receivables	(43)	(12)
Net increase in prepaid expenses and other assets	(75)	(22)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(248)	(45)
Net decrease in reserve for title claim losses	(29)	(55)
Net change in income taxes	59	(10)
Net cash (used in) provided by operating activities	(11)	214
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	454	401
Proceeds from calls and maturities of investment securities available for sale	160	182
Proceeds from sale of other assets	2	—
Additions to property and equipment and capitalized software	(83)	(77)
Purchases of investment securities available for sale	(607)	(536)
Net proceeds from short-term investment securities	4	40
Net purchases of other long-term investments	(39)	(67)
Distribution from (contributions to) investments in unconsolidated affiliates	20	(15)
Net other investing activities	(3)	11
Acquisition of Lender Processing Services, Inc., net of cash acquired	(2,248)	—
Acquisition of USA Industries, Inc., net of cash acquired	(40)	—
Other acquisitions/disposals of businesses, net of cash acquired	2	—
Net cash used in investing activities	(2,378)	(61)
Cash flows from financing activities:
Borrowings	1,509	304
Debt service payments	(584)	(305)
Additional investment in non-controlling interest	—	(14)
Proceeds from sale of 4% ownership interest of Digital Insurance, Inc.	—	3
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	687	—
Dividends paid	(99)	(73)
Subsidiary dividends paid to non-controlling interest shareholders	(9)	(9)
Exercise of stock options	16	18
Equity and debt issuance costs	(2)	(10)
Tax benefit associated with the exercise of stock options	2	2
Purchases of treasury stock	—	(34)
Net cash provided by (used in) financing activities	1,520	(118)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(869)	35
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	1,630	866
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$761	$901
Supplemental cash flow information:
Income taxes paid, net	$(48)	$104
Interest paid	$66	$43
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
Description of Business
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV". We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc. and Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
Recent Developments
On June 30, 2014, we completed the recapitalization of FNF common stock into the two previously announced tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which now trades on the New York Stock Exchange under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014.
Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. As a result of this transfer, our ownership percentage in BKFS increased to 67%. The results presented for the month ended June 30, 2014, reflect our now 67% ownership interest in BKFS and Thomas H. Lee partners' now 33% ownership of BKFS.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 FNF Class A common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in cash, net of cash acquired of $287 million and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. See Note B for further discussion.
Discontinued Operations
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $4 million for the six months ending June 30, 2014 and 2013, respectively. Pre-tax earnings included in discontinued operations are $1 million for the three months ending June 30, 2014 and there were no pre-tax earnings for the three months ended June 30, 2013. There were pre-tax earnings of $1 million for the six months ended June 30, 2013 and there were no pre-tax earnings in the six months ended June 30, 2014. The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. There were no revenues included in discontinued operations during

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the three and six months ended June 30, 2014. Total revenues included in discontinued operations were $1 million for the three months ending June 30, 2013, and $8 million for the six months ending June 30, 2013. There was no pre-tax loss included in discontinued operations for the three and six months ending June 30, 2014. Pre-tax loss included in discontinued operations was $2 million for the three months ending June 30, 2013.
Transactions with Related Parties
As we no longer have any officers in common with Fidelity National Information Services, Inc. ("FIS"), effective January 1, 2014, we no longer consider FIS a related party.
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

•	Administrative aviation corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
	(in millions)
Corporate services and cost-sharing revenue	$2	$3
Data processing expense	(8)	(16)
Net expense	$(6)	$(13)
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
Options to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options during the three and six month periods ended June 30, 2014. There were one million shares related to antidilutive options excluded for the three and six month periods ended June 30, 2013.
As of the close of business on June 30, 2014, we completed the recapitalization of FNF Class A common stock into the two previously announced tracking stocks, FNF Group common stock and FNFV Group common stock. As a result of the recapitalization, there were 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock outstanding as of June 30, 2014. As the recapitalization did not occur until June 30, 2014, the weighted average shares

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

outstanding presented on the Condensed Consolidated Statements of Earnings does not include any shares of FNF Group common stock or FNFV Group common stock. Earnings per share for the three and six months ending June 30, 2014 was fully attributed to the previous class of FNF common stock, known as FNF Class A common stock.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. This update is effective for annual and interim periods beginning on or after December 15, 2016, with early application not permitted.
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We plan to adopt this ASU for the annual and interim periods beginning January 1, 2015 and do not expect this update to have a material impact on our financial statements.
Note B — Acquisition of Lender Processing Services, Inc.
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 FNF Class A common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in cash, net of $287 million cash acquired and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired.
The initial purchase price is as follows (in millions):

Cash paid for LPS outstanding shares	$2,535
Less: cash acquired from LPS	(287)
Net cash paid for LPS	2,248
FNF common stock issued (25,920,078 shares)	839
Total net consideration paid	$3,087
The purchase price has been initially allocated to the LPS assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as we complete our valuation process with respect to capitalized software, intangible assets, legal contingencies, taxes and goodwill, which we expect to have complete by the end of 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The initial purchase price allocation is as follows (in millions):

Trade and notes receivable	$184
Investments	77
Prepaid expenses and other assets	59
Property and equipment	150
Capitalized software	557
Intangible assets including title plants	1,007
Income tax receivable	40
Goodwill	3,004
Total assets	5,078
Notes payable	1,091
Reserve for title claims	54
Deferred tax liabilities	409
Other liabilities assumed	437
Total liabilities	1,991
Net assets acquired	$3,087
Subsequent to the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Holdings, Inc. ("Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating businesses, ServiceLink and BKFS. We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% minority ownership interest to funds affiliated with Thomas H. Lee Partners and certain related entities on January 3, 2014. ServiceLink and BKFS now own and operate the former LPS businesses and our legacy ServiceLink business.
The following table summarizes the intangible assets acquired (in millions, except for useful life):

	Fair Value as of Consolidation	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of June 30, 2014
Amortizing intangible assets:
Developed technology	$534	8	$503
Purchased technology	23	3	19
Trade names	13	10	12
Customer relationships	911	10	829
Non-compete agreements	5	3	4

Non-amortizing intangible assets:
Developed technology	54		54
Title plants	24		24
Total intangible assets and capitalized software	$1,564		$1,445
Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and six months ending June 30, 2014 and 2013 are presented below. Pro-forma results presented assume the consolidation of Black Knight occurred

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

as of the beginning of the 2013 period. Amounts reflect our 65% ownership interest in BKFS and our 65% ownership interest in ServiceLink and were adjusted to exclude costs directly attributable to the acquisition of LPS including transaction costs, severance costs and costs related to our synergy bonus program associated with the acquisition (in millions).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenues	$2,359	$2,748	$4,448	$5,261
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	146	157	175	301
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
If the deliverables under a contract are software related, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and the timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.
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
Capitalized Software
Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. In our BKFS segment we have significant internally developed software. These costs are amortized using the straight-line method over the estimated useful life. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Use Software (“ASC 350-40”). For software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
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
Redeemable Non-controlling Interest
As discussed above, subsequent to the acquisition of LPS we issued 35% ownership interest in BKFS and ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). As part of the Unit Purchase Agreement with THL, THL has an option to put their ownership interests of either or both of BKFS and ServiceLink to us if no public offering of the corresponding business has been consummated after four years from the date of FNF's purchase of LPS. The units owned by THL ("redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As of June 30, 2014, we do not believe the exercise of this put right to be probable.
As these redeemable noncontrolling interests provide for redemption features not solely within the control of us, the issuer, we classify the redeemable noncontrolling interests outside of permanent equity in accordance with ASC 480-10, “Distinguishing Liabilities from Equity”. Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF is reported on the Condensed Consolidated Balance Sheet outside permanent equity; and the Condensed Consolidated Statement of Earnings reflects the respective redeemable noncontrolling interests in Net earnings (loss) attributable to non-controlling interests, the effect of which is removed from the net earnings attributable to Fidelity National Financial, Inc. common shareholders.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,056	—	1,056
Corporate debt securities	—	1,771	—	1,771
Mortgage-backed/asset-backed securities	—	101	—	101
Foreign government bonds	—	38	—	38
Preferred stock available for sale	40	147	—	187
Equity securities available for sale	144	—	—	144
Other long-term investments	—	—	40	40
Foreign currency contracts	—	7	—	7
Total assets	$184	$3,246	$40	$3,470

Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
Commodity contracts	—	1	—	1
Foreign currency contracts	—	2	—	2
Total liabilities	$—	$5	$—	$5

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Mortgage-backed/asset-backed securities	—	109	—	109
Foreign government bonds	—	43	—	43
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign currency contracts	—	4	—	4
Interest rate swap contracts	—	2	—	2
Total assets	$209	$3,043	$38	$3,290

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Commodity contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3
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

•
Corporate debt securities: These securities are valued based on dealer quotes and related market trading activity. Factors considered include the bond's yield, its terms and conditions, and any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news.

•
Mortgage-backed/asset-backed securities: These securities are comprised of agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•	Preferred stocks: Preferred stocks are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 2 fair value measures for our interest rate swap, foreign currency contracts, and commodity contracts are valued using the income approach. This approach uses techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
Our Level 3 investments consist of structured notes that were purchased in 2009. The structured notes had a par value of $38 million and fair value of $40 million at June 30, 2014, and a par value and a fair value of $38 million at December 31, 2013. The

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

structured notes are held for general investment purposes and represent approximately one percent of our total investment portfolio. The structured notes are classified as other long-term investments and are measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represents exit prices obtained from a broker-dealer. These exit prices are the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and we believe they represent an exit price for the securities as of June 30, 2014.
The following table presents the changes in our investments that are classified as Level 3 for the period ended June 30, 2014 (in millions):

Balance, December 31, 2013	$38
Net realized gain	2
Balance, June 30, 2014	$40
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
State and political subdivisions	1,056	1,018	38	—	1,056
Corporate debt securities	1,771	1,720	54	(3)	1,771
Foreign government bonds	38	38	1	(1)	38
Mortgage-backed/asset-backed securities	101	97	4	—	101
Preferred stock available for sale	187	184	5	(2)	187
Equity securities available for sale	144	71	73	—	144
Total	$3,423	$3,249	$180	$(6)	$3,423

	December 31, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
State and political subdivisions	1,075	1,042	36	(3)	1,075
Corporate debt securities	1,606	1,565	47	(6)	1,606
Foreign government bonds	43	44	1	(2)	43
Mortgage-backed/asset-backed securities	109	105	4	—	109
Preferred stock available for sale	151	158	3	(10)	151
Equity securities available for sale	136	71	65	—	136
Total	$3,246	$3,106	$161	$(21)	$3,246
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2014:

	June 30, 2014
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$346	12%	$348	11%
After one year through five years	1,990	67	2,056	67
After five years through ten years	550	18	574	19
After ten years	11	—	13	—
Mortgage-backed/asset-backed securities	97	3	101	3
Total	$2,994	100%	$3,092	100%
Subject to call	$1,745	58%	$1,791	58%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,399 million and $1,436 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of June 30, 2014.
Included in our other long-term investments are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes are carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Condensed Consolidated Statements of Earnings. The carrying value of the structured notes was $40 million and $38 million as of June 30, 2014 and December 31, 2013, respectively. We recorded no gain or loss relating to the structured notes during the three month period ended June 30, 2014. We recorded a $2 million gain relating to the structured notes during the six month period ended June 30, 2014, and recorded a net loss of $1 million and $2 million in the three and six-month periods ended June 30, 2013, respectively.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, were as follows (in millions):

June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$187	$(2)	$47	$(1)	$234	$(3)
Foreign government bonds	7	—	11	(1)	18	(1)
Preferred stock available for sale	44	(1)	12	(1)	56	(2)
Total temporarily impaired securities	$238	$(3)	$70	$(3)	$308	$(6)

December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$123	$(3)	$—	$—	$123	$(3)
Corporate debt securities	367	(4)	39	(2)	406	(6)
Foreign government bonds	17	(1)	14	(1)	31	(2)
Preferred stock available for sale	95	(10)	—	—	95	(10)
Total temporarily impaired securities	$602	$(18)	$53	$(3)	$655	$(21)
During the three and six month period ended June 30, 2014, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During the three-month period ended June 30, 2013, we recorded no impairment charges relating to investments that were determined to be other-than-temporarily impaired. During the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

six month period ended June 30, 2013, we recorded impairment charges on fixed maturity securities relating to investments that were determined to be other-than-temporarily impaired, which resulted in additional expense of $1 million. As of June 30, 2014, we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ending June 30, 2014 and 2013, respectively:

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$255	$3	$—	$3	$556
Preferred stock available for sale	—	(1)	(1)	30	—	(3)	(3)	58
Other long-term investments			—				2	—
Other assets			(1)				(1)	2
Total			$(1)	$285			$1	$616

	Three months ended June 30, 2013				Six months ended June 30, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$4	$—	$4	$221	$7		$(3)	$4	$466
Preferred stock available for sale	6	(2)	4	110	6	—	(2)	4	110
Equity securities available for sale	1	—	1	4	2	—	—	2	7
Other long-term investments			(1)	—				(2)	—
Debt extinguishment costs			(3)	—				(3)	—
Other assets			—	—				(2)	—
Total			$5	$335				$3	$583
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2014 and December 31, 2013, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	June 30, 2014	December 31, 2013
Ceridian	32%	$258	$295
Other	Various	58	62
Total		$316	$357

During the year ended December 31, 2013, we purchased $32 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $36 million as of December 31, 2013. During the three month period ended June 30, 2014, we sold $2 million of the Ceridian bonds. Our remaining investment in Ceridian bonds had a fair value of $34 million as of June 30, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the three-month period ended June 30, 2014, includes our equity in Ceridian's earnings for the three-month period ended June 30, 2014. Our earnings for the three-month period ended June 30, 2013 includes our equity in Ceridian's earnings for the three-month period ended March 31, 2013. Our earnings for the six-month period ended June 30, 2014, includes our equity in Ceridian’s earnings for the three-month period ended December 31, 2013 and the six-month period ended June 30, 2014. Our net earnings for the six-month period ended June 30, 2013, includes our equity in Ceridian’s earnings for the six-month period ended March 31, 2013. During the three month periods ended June 30, 2014 and 2013, we recorded $5 million and $6 million, in equity in losses of Ceridian, respectively. During the six month periods ending June 30, 2014 and 2013, we recorded $35 million and $2 million, respectively, in equity in Ceridian's losses. There was zero equity in earnings for other unconsolidated affiliates during the three month period ending June 30, 2014, and there were $3 million in equity in earnings of other unconsolidated affiliates during the three months ending June 30, 2013. There were $1 million and $4 million in equity in losses of other unconsolidated affiliates during the six month periods ended June 30, 2014 and 2013, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	June 30, 2014	December 31, 2013
	(In millions)
Total current assets before customer funds	$1,636	$1,097
Customer funds	3,248	3,897
Goodwill and other intangible assets, net	4,407	4,452
Other assets	123	122
Total assets	$9,414	$9,568
Current liabilities before customer obligations	$1,491	$958
Customer obligations	3,222	3,883
Long-term obligations, less current portion	3,407	3,406
Other long-term liabilities	467	500
Total liabilities	8,587	8,747
Equity	827	821
Total liabilities and equity	$9,414	$9,568

	Three Months Ended June 30, 2014	Three Months Ended March 31, 2013	Nine Months Ended June 30, 2014	Six Months Ended March 31, 2013
	(In millions)
Total revenues	$355	$375	$1,104	$775
Loss before income taxes	(18)	(17)	(123)	(32)
Net loss	(21)	(22)	(126)	(38)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Remy Derivative Financial Instruments and Concentration of Risk
The following describes financial market risks faced by, and derivative instruments held by, Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, all of which are designated as hedges. As of June 30, 2014 and December 31, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	June 30, 2014	December 31, 2013
South Korean Won Forward	$74	$74
Mexican Peso Contracts	$75	$74
Brazilian Real Forward	$18	$11
Hungarian Forint Forward	€11	€14
British Pound Forward	£2	£4
There were net accumulated unrealized gains of $3 million and $2 million relating to these instruments recorded in Accumulated other comprehensive earnings (loss) as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, gains related to these instruments of $3 million are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three and six month period ended June 30, 2014 was immaterial.
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
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. There were no accumulated unrealized gains or losses recorded in Accumulated other comprehensive earnings (loss) as of June 30, 2014. Accumulated unrealized net gains of $1 million were recorded in Accumulated other comprehensive (loss) earnings as of December 31, 2013. As of June 30, 2014, no gains are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the three and six month periods ended June 30, 2014 was immaterial.
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
Remy had twenty-eight commodity price hedge contracts outstanding at June 30, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 5,252 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months and are designated as cash flow hedging instruments. Accumulated unrealized net losses of $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings as of both June 30, 2014 and December 31, 2013, respectively, related to these contracts. As of June 30, 2014, net losses related to these contracts of $1 million are expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and six month periods ended June 30, 2014 was immaterial.
Other
Remy's derivative positions and any related material collateral under master netting agreements are presented in our financial statements on a gross basis.
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

	June 30, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$1	$—	$2
Foreign currency contracts	7	2	4	—
Interest rate swap contracts	—	—	2	—
Total derivatives designated as hedging instruments	$7	$3	$6	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$2	$—	$1
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (AOCE) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts in the accompanying Condensed Consolidated Statement of Earnings.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the three months ended June 30, 2014 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$2	$(1)	$—	$—
Foreign currency contracts	4	1	—	—
Interest rate swap contracts	(1)	—	—	—
Total derivatives designated as hedging instruments	$5	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(1)
The following table discloses the effect of Remy's derivative instruments for the three months ended June 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(5)	$(1)	$—	$—
Foreign currency contracts	(3)	2	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(7)	$1	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1
The following table discloses the effect of Remy's derivative instruments for the six months ended June 30, 2014 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(2)	$(2)	$—	$—
Foreign currency contracts	3	2	—	—
Interest rate swap contracts	(1)	—	—	—
Total derivatives designated as hedging instruments	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(1)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the six months ended June 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(7)	$(1)	$—	$—
Foreign currency contracts	(1)	3	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(7)	$2	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1
Note F —Notes Payable
Notes payable consists of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	288	285
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Unsecured Black Knight Infoserv notes, including premium, interest payable semi-annually at 5.75%, due April 2023	617	—
Revolving Credit Facility, unsecured, unused portion of $500 at June 30, 2014, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.60% at June 30, 2014)	300	—
FNF Term Loan, interest payable monthly at LIBOR + 1.75% (1.90% at June 30, 2014), due January 2019	1,100	—
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at June 30, 2014), due March 2020	266	266
Remy Revolving Credit Facility, unused portion of $80 at June 30, 2014, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at June 30, 2014)	—	—
ABRH Term Loan, interest payable monthly at LIBOR + 3.50% (3.65% at June 30, 2014), due May 2017	51	53
ABRH Revolving Credit Facility, unused portion of $62 at June 30, 2014, due May 2017 with interest payable monthly at base rate 3.25% + base rate margin 2.50% (5.75% at June 30, 2014)	—	—
Other	23	21
	$3,343	$1,323
At June 30, 2014, the estimated fair value of our long-term debt was approximately $3,650 million or $307 million higher than its carrying value. The fair value of our long-term debt at December 31, 2013 was approximately $1,555 million or $232 million higher than its carrying value. The fair value of our unsecured notes payable was $1,907 million as of June 30, 2014. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2014 and are considered Level 2 financial liabilities. The fair value of our revolving credit facility was $307 million at June 30, 2014. The fair value of our revolving credit facility is based on discounted cash flows and is considered a Level 2 financial liability. The fair value of our FNF Term Loan was $1,100 million at June 30, 2014. The fair value of our FNF Term Loan is based on established market prices for the security on June 30, 2014 and is considered a Level 2 financial liability. The fair value of our Remy Term

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Loan was $266 million based on established market prices for the security on June 30, 2014 and is considered a Level 2 financial liability. The fair value of our Restaurant Group Term Loan was $51 million based on established market prices for the securities on June 30, 2014 and is considered a Level 2 financial liability.
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
On October 24, 2013, FNF entered into a bridge loan commitment letter (the “Bridge Loan Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities LLC and JP Morgan Chase Bank, N.A. The Bridge Loan Commitment Letter provided for up to an $800 million short-term loan facility (the “Bridge Facility”). The proceeds of the loans under the Bridge Facility were used to fund, in part, the cash consideration for the acquisition of LPS and pay certain costs, fees and expenses in connection with the LPS merger. Pursuant to the Bridge Loan Commitment Letter, we executed a promissory note in favor of the Bridge Facility lenders on the closing date of the Merger that evidenced the terms of the Bridge Facility. The Bridge Facility matured on the second business day following the funding thereof

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

and required scheduled amortization payments. Borrowings under the Bridge Facility bear interest at a rate equal to the highest of (i) the Bank of America prime rate, (ii) the federal fund effective rate from time to time plus 0.5% and (iii) the one month adjusted London interbank offered rate ("LIBOR") plus 1.0%. Other than as set forth in this paragraph, the terms of the Bridge Facility are substantially the same as the terms of the Term Loan Agreement discussed below. As part of the acquisition of LPS on January 2, 2014, the Bridge Facility was funded and subsequently repaid the following day.
On July 11, 2013, FNF entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 175 basis points over LIBOR. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Revolving Credit Facility. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate technical changes to describe the structure of the LPS merger. As part of the acquisition of LPS on January 2, 2014, the Term Loan Agreement was fully funded.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay a facility fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. Also on October 24, 2013, FNF entered into amendments to amend the Revolving Credit Facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. As of June 30, 2014, there was $300 million outstanding balance under the Revolving Credit Facility.
On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At June 30, 2014, the Remy Credit Facility balance was zero. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $14 million, there was additional availability for borrowing of $80 million on June 30, 2014. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount. During the three months ended June 30, 2014, Remy did not borrow or repay any amounts under this facility. During the six months ended June 30, 2014, Remy borrowed and repaid $4 million under this facility.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest paid quarterly at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of June 30, 2014. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, and $50 million outstanding on our revolving credit facility, with the remainder being used for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million ("the ABRH Revolver") with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("ABRH Term Loan") of $85

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) to $5 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. As of June 30, 2014, the balance of the term loan was $51 million and there was no outstanding balance on the revolving loan. ABRH had $18 million of outstanding letters of credit and $62 million of remaining borrowing capacity under our revolving credit facility as of June 30, 2014.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. As of October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. On March 28, 2014, $42 thousand in principal of these bonds were converted at the election of the bondholder. These bonds had a fair value of $65 thousand. The conversion was completed in the second quarter of 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Remy has revolving credit facilities with three Korean banks with a total facility amount of approximately $13 million, of which $2 million is borrowed at average interest rates of 3.43% at June 30, 2014. In Hungary, there is one revolving credit facility with one bank for a total facility amount of $1 million, of which nothing is borrowed at June 30, 2014. Remy also has a revolving credit facility in China with one bank for a total credit facility of $10 million, of which $5 million was borrowed at an average interest rate of 4.15% at June 30, 2014. During the three and six-months ended June 30, 2014, Remy borrowed $3 million and $5 million, respectively under this facility, and did not make any repayments.
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

Gross principal maturities of notes payable at June 30, 2014 are as follows (in millions):
2014 (remaining)	$19
2015	123
2016	178
2017	552
2018	824
Thereafter	1,645
$3,341

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $87 million as of June 30, 2014 and $9 million as of December 31, 2013. Of this accrual, $78 million relates to historical LPS matters. As discussed elsewhere, LPS was acquired on January 2, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, LPS agreed to further study the issues identified in the review and to enhance its compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. The document execution review by the independent third party is likely to take longer than previously anticipated. LPS accrued for the additional fees and costs expected to be charged by the independent third party to complete the review. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services LPS provided, LPS agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which LPS has agreed to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. LPS agreed and we will continue to make periodic reports to the banking agencies on our progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock. On January 2, 2014, the date of the acquisition of LPS, we deposited approximately 1.6 million shares of common stock and approximately $160 million in cash to the exchange fund as merger consideration for Merion Capital's LPS ownership, which Merion Capital did not accept. Under Delaware state law, holders of LPS common stock who follow applicable Delaware law procedure relating to appraisal rights are entitled, in lieu of receiving the merger consideration, to have the "fair value" of their shares determined by the Delaware Court of Chancery paid to them in cash together with a statutory rate of interest unless decided otherwise by the Delaware Court of Chancery. On February 6, 2014, Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc. n/k/a Black Knight InfoServ, LLC ("LPS") was filed in the Court of Chancery in Delaware. This suit involves a demand upon LPS for appraisal of their 5,682,276 shares of common stock under Delaware law.  LPS filed an answer to this suit on March 3, 2014. The matter is in the initial stages and the parties are engaging in discovery. We do not believe this matter will have a material impact on our results of operations. The resolution of this matter may impact our cash flow in the future if we are required to remit the entire merger consideration in cash. We intend to vigorously defend this action.
In September 2008, Remy filed suit against Tecnomatic in the U.S. District Court, Southern District of Indiana, Indianapolis Division (Civil Action No.: 1:08-CV-1227-SEB-JMS), titled Remy, Inc. v. Tecnomatic S.p.A. for breach of contract, among other claims, with respect to a machine Tecnomatic sold to Remy to build an engine component. In March 2011, Tecnomatic filed a lawsuit in U.S. District Court, N.D. of Illinois, against Remy, its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110 million. In June 2011, the Illinois Court granted Remy's motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were consolidated. After multiple motions by the respective parties and rulings by the Court on the pleadings, certain original claims by Tecnomatic have been dismissed or narrowed. The Court has permitted Tecnomatic to amend its Complaint to add other new claims. Most recently and in response to Remy's motion to dismiss, on June 24, 2014, the Court dismissed three of Tecnomatic’s claims, but allowed other claims, including Tecnomatic’s claims for misappropriation of trade secrets and breach of contract to proceed to trial. On July 18, 2014, Remy filed its answer to Tecnomatic’s amended complaint. No trial date has been set, but it is anticipated to commence during 2015. Due to the current stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss that could result from this case at this time. We intend to vigorously defend this case.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2014 (remaining)	$150
2015	174
2016	143
2017	120
2018	92
Thereafter	314
Total future minimum operating lease payments	$993
Note H — Dividends
On July 21, 2014, our Board of Directors declared cash dividends of $0.18 per share, payable on September 30, 2014, to FNF Group common shareholders of record as of September 16, 2014.

Note I — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. During the fourth quarter of 2013, we determined that the Corporate and Other segment would be split in order to differentiate operations and costs related to our FNF Core businesses from those associated with FNFV. As a result, we reorganized our reporting segments to reflect this change. On January 2, 2014, we acquired LPS. As a result we have a new segment, BKFS, which contains the technology, data and analytics operations of the former LPS company. We have combined the acquired transaction services business of LPS with our existing ServiceLink operations which reside in the Title segment. There are several intercompany corporate related arrangements between our various FNF Core businesses. The effects of these arrangements including intercompany notes and related interest and any other non-operational intercompany revenues and expenses have been eliminated in the segment presentations below.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2014:

	Title	BKFS	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$951	$—	$—	$951	$—	$—	$—	$—	$—	$951
Other revenues	482	201	6	689	—	—	27	27	—	716
Auto parts revenues	—	—	—	—	300	—	—	300	—	300
Restaurant revenues	—	—	—	—	—	358	—	358	—	358
Revenues from external customers	1,433	201	6	1,640	300	358	27	685	—	2,325
Interest and investment income (loss), including realized gains and losses	33	—	—	33	1	(1)	1	1	—	34
Total revenues	1,466	201	6	1,673	301	357	28	686	—	2,359
Depreciation and amortization	36	32	—	68	1	12	4	17	—	85
Interest expense	—	7	24	31	6	1	—	7		38
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	181	17	(46)	152	8	7	1	16	—	168
Income tax expense (benefit)	51	(3)	8	56	3	—	(2)	1	—	57
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	130	20	(54)	96	5	7	3	15	—	111
Equity in earnings (loss) of unconsolidated affiliates	1	—	1	2	—	—	(7)	(7)	—	(5)
Earnings (loss) from continuing operations	$131	$20	$(53)	$98	$5	$7	$(4)	$8	$—	$106
Assets	$8,357	$3,596	$149	$12,102	$1,314	$688	$772	$2,774	$(33)	$14,843
Goodwill	2,257	2,180	4	4,441	262	118	96	476	—	4,917

As of and for the three months ended June 30, 2013:

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Title	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$1,117	$—	$1,117	$—	$—	$—	$—	$—	$1,117
Other revenues	451	17	468	—	—	21	21	—	489
Auto parts revenues	—	—	—	284	—	—	284	—	284
Restaurant revenues	—	—	—	—	347	—	347	—	347
Revenues from external customers	1,568	17	1,585	284	347	21	652	—	2,237
Interest and investment income (loss), including realized gains and losses	43	1	44	(4)	—	2	(2)	—	42
Total revenues	1,611	18	1,629	280	347	23	650	—	2,279
Depreciation and amortization	16	1	17	1	14	3	18	—	35
Interest expense	—	16	16	3	2	—	5	—	21
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	273	(50)	223	4	5	(9)	—	—	223
Income tax expense (benefit)	99	(17)	82	1	(1)	(10)	(10)	—	72
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	174	(33)	141	3	6	1	10	—	151
Equity in earnings (loss) of unconsolidated affiliates	2	—	2	2	—	(7)	(5)	—	(3)
Earnings (loss) from continuing operations	$176	$(33)	$143	$5	$6	$(6)	$5	$—	$148
Assets	$6,991	$532	7,523	$1,230	$672	$661	$2,563	$(67)	$10,019
Goodwill	1,434	3	1,437	248	118	80	446	—	1,883

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2014:

	Title	BKFS	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$1,706	$—	$—	$1,706	$—	$—	$—	$—	$—	$1,706
Other revenues	905	388	14	1,307	—	—	55	55	—	1,362
Auto parts revenues	—	—	—	—	602	—	—	602	—	602
Restaurant revenues	—	—	—	—	—	712	—	712	—	712
Revenues from external customers	2,611	388	14	3,013	602	712	55	1,369	—	4,382
Interest and investment income (loss), including realized gains and losses	63	—	—	63	1	(1)	3	3	—	66
Total revenues	2,674	388	14	3,076	603	711	58	1,372	—	4,448
Depreciation and amortization	75	93	1	169	2	25	7	34	—	203
Interest expense	—	15	46	61	11	3	(1)	13		74
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	166	(60)	(54)	52	18	16	3	37	—	89
Income tax expense (benefit)	61	(14)	(28)	19	6	—	(5)	1	—	20
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	105	(46)	(26)	33	12	16	8	36	—	69
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	—	(38)	(38)	—	(36)
Earnings (loss) from continuing operations	$107	$(46)	$(26)	$35	$12	$16	$(30)	$(2)	$—	$33
Assets	$8,357	$3,596	$149	$12,102	$1,314	$688	$772	$2,774	$(33)	$14,843
Goodwill	2,257	2,180	4	4,441	262	118	96	476	—	4,917

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2013:

	Title	FNF Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$2,054	$—	$2,054	$—	$—	$—	$—	$—	$2,054
Other revenues	857	27	884	—	—	40	40	—	924
Auto parts revenues	—	—	—	568	—	—	568	—	568
Restaurant revenues	—	—	—	—	701	—	701	—	701
Revenues from external customers	2,911	27	2,938	568	701	40	1,309	—	4,247
Interest and investment income (loss), including realized gains and losses	75	1	76	(3)	(2)	2	(3)	—	73
Total revenues	2,986	28	3,014	565	699	42	1,306	—	4,320
Depreciation and amortization	32	2	34	2	27	5	34	—	68
Interest expense	—	32	32	10	4	(2)	12	—	44
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	442	(73)	369	3	5	(17)	(9)	—	360
Income tax expense (benefit)	159	(25)	134	1	(1)	(16)	(16)	—	118
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	283	(48)	235	2	6	(1)	7	—	242
Equity in earnings (loss) of unconsolidated affiliates	3	—	3	2	—	(11)	(9)	—	(6)
Earnings (loss) from continuing operations	$286	$(48)	$238	$4	$6	$(12)	$(2)	$—	$236
Assets	$6,991	$532	7,523	$1,230	$672	$661	$2,563	$(67)	$10,019
Goodwill	1,434	3	1,437	248	118	80	446	—	1,883

The activities of the reportable segments include the following:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.
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
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV". We are a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. We are the nation’s largest title insurance company through our title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. We also provide industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through our majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc. and Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have six reporting segments as follows:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee’s sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.
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
Recent Developments
On June 30, 2014, we completed the recapitalization of FNF common stock into the two previously announced tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which now trades on the New York Stock Exchange under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014.
Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. The results of Property Insight are included within our BKFS segment as of June 1, 2014. As a result of this transfer, our ownership percentage in BKFS increased to 67%. The results presented for the month ended June 30, 2014, reflect our now 67% ownership interest in BKFS and Thomas H. Lee partners' now 33% ownership of BKFS.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 FNF Class A common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,248 million in cash, net of cash acquired of $287 million and $839 million in FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 shares to the former LPS shareholders. See Note B for further discussion.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
Discontinued Operations
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $4 million for the six months ending June 30, 2014 and 2013, respectively. Pre-tax earnings included in discontinued operations are $1 million for the three months ending June 30, 2014 and there were no pre-tax earnings for the three months ended June 30, 2013. There were pre-tax earnings of $1 million for the six months ended June 30, 2013 and there were no pre-tax earnings in the six months ended June 30, 2014. The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. There were no revenues included in discontinued operations during the three and six months ended June 30, 2014. Total revenues included in discontinued operations were $1 million for the three months ending June 30, 2013, and $8 million for the six months ending June 30, 2013. There was no pre-tax loss included in discontinued operations for the three and six months ending June 30, 2014. Pre-tax loss included in discontinued operations was $2 million for the three months ending June 30, 2013.
Transactions with Related Parties
Our financial statements for the three and six months ended June 30, 2013, reflect related party transactions with Fidelity National Information Services, Inc. ("FIS"), which was considered a related party until December 31, 2013. See Note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
Business Trends and Conditions
FNF Core Operations
Our FNF core revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates and the strength of the United States economy, including employment levels. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has indicated that rates will stay at this level at least through 2014. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through the first six months of 2014, mortgage interest rates have declined moderately.
As of July 15, 2014, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2012 - 2015 in their "Mortgage Finance Forecast" (in trillions):

	2015	2014	2013	2012
Purchase transactions	$0.7	$0.6	$0.7	$0.5
Refinance transactions	0.4	0.4	1.1	1.2
Total U.S. mortgage originations forecast	$1.1	$1.0	$1.8	$1.7
As shown above, the originations in 2013 and 2012 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014, the MBA predicts a 44.4% decrease in the total market, primarily due to a 63.6% decrease in refinance transactions in 2014. Total projected originations in 2015 remain relatively consistent with those in 2014. During 2013 and through the first half of 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. For the past several years, including the first half of 2014, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
Several pieces of legislation were enacted to address the struggling mortgage market and the current economic and financial environment. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. On April 11, 2013, the FHFA announced that the modified HARP program had been extended through December 2015. We believe the modified HARP program had a positive effect on our results during 2013 and 2012, but are uncertain to what degree the program has impacted our results in 2014 or may impact our results in the future.
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
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we saw seasonality trends return to historical patterns.
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
In the aftermarket, Remy's results are affected by the strength of the economy and by gas prices, but do not follow the same cycles as original equipment market sales. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. Nevertheless, a weak economy also may reduce miles driven. Over the long term, improvements in the durability of original equipment and aftermarket parts has reduced, and is expected to further reduce, the number of units sold in the aftermarket. Aftermarket revenues are also affected by other factors, including severe weather (which tends to lead to increased sales) and competitive pressures. Many parts retailers and warehouse distributors purchase starters and alternators from only one or two suppliers, under contracts that run for five years or less. Pressure from customers to reduce prices is characteristic of the automotive supply industry. Remy periodically re-negotiates customer agreements. Due to the competitive nature of the business, the revised terms with customers may impact Remy's ongoing profitability. Remy has taken and expects to continue to take steps to improve operating efficiencies and minimize or resist price reductions, which includes exiting existing customer relationships that become inconsistent with operating margin goals.
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for almost 49 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues:
Direct title insurance premiums	433	492	784	905
Agency title insurance premiums	518	625	922	1,149
Escrow, title-related and other fees	716	489	1,362	924
Restaurant revenue	358	347	712	701
Auto parts revenue	300	284	602	568
Interest and investment income	35	37	65	70
Realized gains and losses, net	(1)	5	1	3
Total revenues	2,359	2,279	4,448	4,320
Expenses:
Personnel costs	645	546	1,316	1,065
Agent commissions	395	473	702	870
Other operating expenses	417	366	846	691
Cost of auto parts revenue, includes $18, $18, $32, $36 of depreciation and amortization in the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively	251	241	505	481
Cost of restaurant revenue	303	295	603	597
Depreciation and amortization	85	35	203	68
Provision for title claim losses	57	79	110	144
Interest expense	38	21	74	44
Total expenses	2,191	2,056	4,359	3,960
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	168	223	89	360
Income tax expense	57	72	20	118
Equity in losses of unconsolidated affiliates	(5)	(3)	(36)	(6)
Net earnings from continuing operations	$106	$148	$33	$236
Orders opened by direct title operations	514,000	672,000	982,000	1,315,000
Orders closed by direct title operations	342,000	504,000	637,000	991,000
 Revenues.
Total revenues increased $80 million in the three months ended June 30, 2014, compared to the 2013 period. The increase consisted of a $44 million increase at FNF Core and a $36 million increase at FNFV. Total revenues increased $128 million in the six months ended June 30, 2014, compared to the 2013 period. The increase consisted of a $62 million increase at FNF Core and a $66 million increase at FNFV.
Total net earnings from continuing operations decreased $42 million in the three months ended June 30, 2014, compared to the 2013 period. The decrease consisted of a $45 million decrease at FNF Core and $3 million increase at FNFV. Total net earnings from continuing operations decreased $203 million in the six months ended June 30, 2014, compared to the 2013 period, due to a $203 million decrease at FNF Core.
FNF Core includes the results of operations of our Title segment and our recently acquired BKFS segment as well as the FNF Corporate and Other segment which includes the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

FNFV includes our share in the operations of certain equity investments, including Ceridian, as well as the results of operations of our portfolio companies including restaurant revenue from the revenues of ABRH and J. Alexander's, auto parts revenue including the revenues of Remy, and within FNFV other, the results of Digital Insurance and other smaller operations which are not title related.
The change in revenue from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
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
The change in expenses from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Income tax expense was $57 million and $72 million in the three-month periods ended June 30, 2014 and 2013, respectively, and $20 million and $118 million in the six-month periods ended June 30, 2014 and 2013, respectively. Income tax expense as a percentage of earnings before income taxes was 34% and 32% for the three-month periods ended June 30, 2014 and 2013, respectively, and 22% and 33% for the six-month periods ended June 30, 2014 and 2013, respectively. Income taxes as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense in the six-months ending June 30, 2014 is a $12 million income tax benefit related to our portion of $35 million equity in losses recorded during the period related to our minority investment in Ceridian.
Equity in losses of unconsolidated affiliates was $5 million and $3 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $36 million and $6 million for the six-month periods ended June 30, 2014 and 2013, respectively. The equity in losses in 2014 and 2013 consisted primarily of net losses related to our investment in Ceridian, which is described further at the segment level below.

FNF Core
Title
Beginning January 2, 2014, the Title segment includes the results of the transaction services business acquired with LPS.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Direct title insurance premiums	$433	$492	$784	$905
Agency title insurance premiums	518	625	922	1,149
Escrow, title related and other fees	482	451	905	857
Interest and investment income	33	36	61	68
Realized gains and losses, net	—	7	2	7
Total revenues	1,466	1,611	2,674	2,986
Expenses:
Personnel costs	473	478	939	929
Agent commissions	395	473	702	870
Other operating expenses	324	292	682	569
Depreciation and amortization	36	16	75	32
Provision for title claim losses	57	79	110	144
Total expenses	1,285	1,338	2,508	2,544
(Loss) earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$181	$273	$166	$442
Total revenues for the Title segment decreased $145 million, or 9%, in the three months ended June 30, 2014 from the 2013 period. Total revenues for the Title segment decreased $312 million, or 10%, in the six months ended June 30, 2014 from the 2013 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
	(Dollars in millions)
Title premiums from direct operations	$433	46%	$492	44%	$784	46%	$905	44%
Title premiums from agency operations	518	54	625	56	922	54	1,149	56
Total title premiums	$951	100%	$1,117	100%	$1,706	100%	$2,054	100%
Title premiums decreased 15% in the three months ended June 30, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $59 million, or 12%, and a decrease in premiums from agency operations of $107 million, or 17% in the three months ended June 30, 2014. Title premiums decreased 17% in the six months ended June 30, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $121 million, or 13%, and a decrease in premiums from agency operations of $227 million, or 20% in the six months ended June 30, 2014.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Opened title insurance orders from purchase transactions (1)	60.1%	42.1%	57.5%	40.0%
Opened title insurance orders from refinance transactions (1)	39.9	57.9	42.5	60.0
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	60.9%	39.8%	57.0%	35.6%
Closed title insurance orders from refinance transactions (1)	39.1	60.2	43.0	64.4
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in 2014, primarily due to a decrease in closed order volumes as compared to the prior quarter, partially offset by an increase of $20 million and $40 million in the three and six months ended June 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. Also offsetting the decline in orders was an increase in commercial revenue from the 2013 period and increase in the commercial fee per file. The decrease in order volumes was primarily related to a significant decrease in refinance transactions since the fourth quarter of 2013. In 2013, refinance transactions represented more than 60% of our total closed orders versus approximately 40% in 2014. Closed order volumes were 342,000 in the three months ended June 30, 2014 compared with 504,000 in the three months ended June 30, 2013 and were 637,000 in the six months ended June 30, 2014 compared with 991,000 in the six months ended June 30, 2013. Although there was a decrease in closed order volumes in 2014, this was partially offset by a 27% increase in the fee per file in the three month period and a 31% increase in the fee per file in the six month period. The average fee per file in our direct operations was $1,982 and $1,924 in the three and six months ended June 30, 2014, respectively, compared to $1,562 and $1,469 in the three and six months ended June 30, 2013, respectively, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The decrease in title premiums from agency operations is primarily the result of the overall decline in real estate activity since the prior quarter. The decrease was consistent with the decrease in direct operations, except that the direct operations benefited from the addition of the transaction services business acquired from LPS on January 2, 2014, as discussed above.
Escrow, title related and other fees increased by $31 million, or 7% in the three months ending June 30, 2014 from 2013 and increased by $48 million, or 6% in the six months ending June 30, 2014 from 2013. Escrow fees, which are more directly related to our direct operations, decreased $45 million, or 22%, in the three months ended June 30, 2014 compared to the 2013 period and decreased $101 million, or 27%, in the six months ended June 30, 2014 compared to the 2013 period. In both periods the decrease is consistent with the decrease in direct title premiums. The decrease in Escrow fees was offset by the addition of $11 million and $23 million in the three and six months ended June 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. Other fees in the Title segment, excluding escrow fees, increased $76 million, or 30%, in the three months ended June 30, 2014 compared to the 2013 period and increased $149 million, or 31%, in the six months ended June 30, 2014 compared to the 2013 period. The increase in other fees was primarily due to the addition of $130 million and $249 million in the three and six months ended June 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. The increase in other fees was offset by decreases in direct operations.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $3 million in the three months ended June 30, 2014 compared to the 2013 period and decreased $7 million in the six months ended June 30, 2014 compared to the 2013 period. The decrease is due primarily to decreases in bond yields of $3 million and $6 million in the three and six months ended June 30, 2014 from the 2013 period, respectively.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $5 million, or 1% decrease in the three-month period ended June 30, 2014 compared to the 2013 period is due to decreases in staffing levels consistent with the change in order volumes offset by severance expense of $1 million and an accrual for expected bonuses to be paid on our synergy bonus program of $12 million. The $10 million or 1% increase recorded during the six-month period ended June 30, 2014 related to severance expense of $16 million and an accrual for expected bonuses to be paid on our synergy bonus program of $25 million, offset by decreases in personnel costs due to decreased staffing levels consistent with the change in order volumes. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 52% and 56% for the three and six-month periods ended June 30, 2014 and 51% and 53% for the three and six-month period ended June 30, 2013. Average employee count in the Title segment was 15,734 and 20,548 in the three-month periods ended June 30, 2014 and 2013, respectively, and 17,104 and 20,368 in the six-month periods ended June 30, 2014 and 2013, respectively. The decrease in both periods includes reductions in headcount as a result of synergies realized with the merger of the LPS transaction services business with the historical title business, offset by an increase of 2,668 employees from the LPS acquisition. Reduction in personnel during 2014 also relate to decreases in orders and revenues.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $32 million, or 11% in the three months ending June 30, 2014 from 2013 and increased by $113 million, or 20% in the six months ending June 30, 2014 from 2013. Other operating expenses increased in both periods due to the addition of the transaction services business acquired from LPS. Also affecting the six-month period ended June 30, 2014 were $39 million of transaction costs related to the LPS acquisition offset by an $8 million reduction to our accrual for premium taxes due to a statutory contingency resolved during the quarter.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained consistent since 2013:

	Three months ended June 30,				Six months ended June 30,
	2014	%	2013	%	2014	%	2013	%
	(Dollars in millions)
Agent premiums	518	100%	625	100%	$922	100%	$1,149	100%
Agent commissions	395	76%	473	76%	702	76%	870	76%
Net retained agent premiums	$123	24%	$152	24%	$220	24%	$279	24%
Depreciation and amortization increased $20 million and $43 million in the three and six months ended June 30, 2014 from the 2013 periods, respectively. The increases in both periods are mainly due to additional amortization related to the LPS acquisition. In the three and six months ended June 30, 2014, $21 million and $43 million of incremental depreciation and amortization was recorded on assets acquired as a result of being marked to estimated fair value in purchase accounting.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. During the quarter ended June 30, 2014, we revised our loss provision rate to 6% from 7% primarily due to favorable development on more recent policy year claims.
The claim loss provision for title insurance was $57 million and $79 million for the three-month periods ended June 30, 2014 and 2013, respectively, and reflects an average provision rate of 6% and 7% of title premiums, respectively. The claim loss provision for title insurance was $110 million and $144 million for the six-month periods ended June 30, 2014 and 2013, respectively, and reflects an average provision rate of 6.5% and 7% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

BKFS
The results of this segment reflected in the three and six months ended June 30, 2014, reflect results of BKFS and subsidiaries, which were initially consolidated on January 2, 2014, the date on which we acquired LPS.

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In millions)
Revenues:
Escrow, title related and other fees	$201	388
Total revenues	201	388
Expenses:
Personnel costs	106	239
Other operating expenses	39	101
Depreciation and amortization	32	93
Interest expense	7	15
Total expenses	184	448
Earnings (loss) from continuing operations before income taxes	$17	$(60)
The results of the BKFS segment were negatively affected by costs related to the acquisition and integration of LPS by FNF since January 2, 2014.
During the three months ending June 30, 2014, the results of BKFS contain $2 million of transaction expenses and an $8 million accrual for merger related litigation, which were included in other operating expenses. Included within personnel costs in the three months ending June 30, 2014 were $2 million in severance expenses relating to the acquisition and a $12 million expense to accrue for expected bonuses under our synergy bonus program. Depreciation and amortization for the three months ending June 30, 2014 includes $9 million in incremental purchase price amortization related to assets acquired with LPS and marked to estimated fair value in purchase accounting.
During the six months ending June 30, 2014, the results of BKFS contain $37 million of transaction expenses included in other operating expenses. Included within personnel costs in the six months ending June 30, 2014 were $26 million in severance expenses relating to the acquisition and a $25 million expense to accrue for expected bonuses under our synergy bonus program. Depreciation and amortization for the six months ending June 30, 2014 includes $48 million related to assets acquired with LPS and marked to fair value in purchase accounting.
Excluding these merger related costs, earnings from continuing operations before income taxes in the three and six months ending June 30, 2014 was $50 million and $84 million, respectively, for the BKFS segment.
FNF Corporate and Other
The FNF Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Corporate and Other segment generated revenues of $6 million and $18 million for the three months ended June 30, 2014 and 2013, respectively, and $14 million and $28 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in both periods is due to the elimination of software license fees between our BKFS segment and our Title segment, which we began eliminating upon the acquisition of LPS in 2014.
Personnel costs were $9 million for each of the three months ended June 30, 2014 and 2013, respectively, and $23 million and $14 million for the six months ended June 30, 2014 and 2013, respectively. The increase in the six-month period was due primarily to an accrual of $8 million for expected bonuses to be paid on our synergy bonus program.
Other operating expenses in the FNF Corporate and Other segment were $19 million and $42 million for the three months ended June 30, 2014 and 2013, respectively, and $(2) million and $53 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in the three month period is due to a $20 million accrual related to an employment litigation matter and $3 million in transaction costs related to the LPS acquisition in the 2013 period. The decrease in the six month period includes a $29 million payment from LPS subsequent to the merger as reimbursement for certain transaction costs in the 2014 period.
Interest expense was $24 million and $16 million for the three months ended June 30, 2014 and 2013, respectively, and $46 million and $32 million for the six months ended June 30, 2014 and 2013, respectively. The increase in both 2014 periods is due to additional borrowings in January 2014 to finance the acquisition of LPS as well as interest related to the LPS unsecured notes assumed as part of the merger.

This segment generated pretax losses of $46 million and $50 million for the three months ended June 30, 2014 and 2013, respectively, and $54 million and $73 million for the six months ended June 30, 2014 and 2013, respectively, with the change due to the reasons discussed above.

Remy	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Auto parts revenue	$300	$284	$602	$568
Interest and investment income	1	(1)	1	—
Realized gains and losses, net	—	(3)	—	(3)
Total revenues	301	280	603	565
Expenses:
Personnel costs	21	19	43	46
Cost of auto parts revenue, includes $18, $18, $32, $36 of depreciation and amortization in the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively	251	241	505	481
Other operating expenses	14	12	24	23
Depreciation and amortization	1	1	2	2
Interest expense	6	3	11	10
Total expenses	293	276	585	562
Earnings from continuing operations before income taxes	$8	$4	$18	$3
Auto parts revenues increased $21 million, or 8% in the three months ending June 30, 2014, from 2013, which included an additional $9 million in revenues from the newly acquired USA Industries as well as $4 million in favorable foreign currency translation effect. Auto parts revenues increased $38 million, or 7% in the six months ending June 30, 2014, from 2013, due primarily to an additional $17 million in revenues from the newly acquired USA Industries as well as $5 million in favorable foreign currency translation effect.
Cost of auto parts revenue increased $10 million, or 4%, in the three months ending June 30, 2014, from 2013, and increased $24 million, or 5%, in the six months ending June 30, 2014, from 2013, due to higher sales volumes related to the acquisition of USA Industries. Remy recorded a step-up gain on finished goods inventory relating to the acquisition of USA Industries of $1 million and $4 million in the three and six months ending June 30, 2014, respectively.
Also affecting the six months ending June 30, 2013 was a $7 million charge to Personnel costs during the first quarter of 2013 for a one-time executive separation payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013.

Restaurant Group	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Restaurant revenue	$358	$347	$712	$701
Realized gains and losses, net	(1)	—	(1)	(2)
Total revenues	357	347	711	699
Expenses:
Personnel costs	17	16	33	31
Cost of restaurant revenue	303	295	603	597
Other operating expenses	17	15	31	35
Depreciation and amortization	12	14	25	27
Interest expense	1	2	3	4
Total expenses	350	342	695	694
Earnings from continuing operations before income taxes	$7	$5	$16	$5

Total revenues for the Restaurant group segment increased $10 million, or 3%, in the three months ended June 30, 2014, from the 2013 period and increased $12 million, or 2% in the six months ended June 30, 2014, from the 2013 period.
Earnings from continuing operations before income taxes increased $2 million in the three months ending June 30, 2014, from the 2013 period. Earnings from continuing operations before income taxes increased $11 million in the six months ending June 30, 2014 from the 2013 period mainly due to the results of the Restaurant group segment in 2013 being negatively affected by a $2 million impairment charge related to the closing of one J. Alexander's location and one Max & Erma's location, which was included in Realized gains and losses, net and $10 million in transaction and integration costs included in Other operating expenses.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, Cascade Timberlands and other smaller operations. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments.
The FNFV Corporate and Other segment generated revenues of $28 million and $23 million for the three months ending June 30, 2014 and 2013, respectively, and generated revenues of $58 million and $42 million for the six months ending June 30, 2014 and 2013, respectively.
Revenues increased $5 million, or 22% in the three months ending June 30, 2014 from 2013, and $16 million, or 38% in the six months ending June 30, 2014 from 2013, which includes an increase of $6 million and $13 million in the three and six months ending June 30, 2014 from 2013 at Digital Insurance. Digital Insurance made several acquisitions during 2013, which account for this growth in revenue.
Personnel costs were $19 million and $24 million, for the three months ended June 30, 2014 and 2013, respectively, and were $39 million and $45 million, for the six months ended June 30, 2014 and 2013, respectively. The decrease in both periods is primarily due to 2013 including $8 million and $16 million of additional expense recorded in the three and six months ended June 30, 2013, respectively, related to the accrual for our Long Term Incentive Plan established in the third quarter of 2012, which is tied to the fair value of certain of our portfolio company investments, offset by slight increases in personnel costs at Digital Insurance.
This segment generated pretax earnings (losses) of $1 million and $(9) million for the three months ended June 30, 2014 and 2013, respectively, with the change due to the increase in revenues and decrease in personnel costs as described above. This segment generated pretax earnings (losses) of $3 million and $(17) million for the six months ended June 30, 2014 and 2013, respectively, with the change due to the increase in revenues and decrease in personnel costs as described above.
Equity in losses in unconsolidated affiliates was $7 million for each of the three months ended June 30, 2014 and 2013, respectively and was $38 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. The equity in losses of unconsolidated affiliates for the six-months ending June 30, 2014 includes nine months of Ceridian's results, as we have transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the results for 2014 include $34 million in losses for the period ending December 31, 2013, and $4 million in earnings for the three month period ended March 31, 2014 and $5 million in losses for the three month period ended June 30, 2014. Included in our results for the six-month period ended June 30, 2014 are losses of $21 million, net of taxes, primarily related to the settlement of Ceridian's U.S. Fueling Merchants lawsuit. The six months ending June 30, 2013 includes our 32% share of a $10 million, net of tax, one time charge to write off a deferred tax asset at Ceridian.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.18 per share for the second quarter of 2014, or approximately $50 million. On July 21, 2014, our Board of Directors declared cash dividends of $0.18 per share, payable on September 30, 2014, to FNF Group common shareholders of record as of September 16, 2014. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2013, $1,909 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2014, our title subsidiaries could pay or make distributions to us of approximately $169 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On June 30, 2014, we completed the creation of a tracking stock for our portfolio company investments, now known as FNFV. The primary FNFV investments include our equity interests in Remy, ABRH, J. Alexander's, Ceridian, and Digital Insurance. We provided $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used solely for investment purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives and/or conserving cash.
Our cash flows (used in) provided by operations for the six months ended June 30, 2014 and 2013 totaled $(11) and $214 million, respectively. The decrease of $225 million is primarily due to the payment of $45 million in transaction costs relating to the acquisition of LPS, bonus payments of $88 million relating to payments under our LTIP and our synergy bonus program, $42 million in severance payments relating to the LPS acquisition and $48 million in payments made for certain legal matters relating to historic LPS matters. These cash outflows were offset by tax refunds of $62 million on LPS acquisition costs.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $83 million and $77 million for the six-month periods ended June 30, 2014 and 2013, respectively, with the increase related to expenditures on capitalized software at BKFS, acquired with LPS on January 2, 2014.
Financing. For a description of our financing arrangements see Note F included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we saw seasonality trends return to historical patterns. During 2013 and through the first half of 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.

Contractual Obligations. There have been no significant changes to our long term contractual obligations since the 10-Q filed on May 8, 2014, other than as described below.
During the second quarter of 2014, we entered into an investment commitment for $40 million to be made in the future.
Capital Stock Transactions. On June 30, 2014, we completed the recapitalization of FNF common stock into the two previously announced tracking stocks, FNF Group common stock and FNFV Group common stock. We issued 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
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
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares during the three months ended June 30, 2014. Subsequent to June 30, 2014 through market close on August 1, 2014, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 30, 2014 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note G to the Condensed Consolidated Financial Statements included in Item 1 of
Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our
Annual Report on Form 10-K for the year ended December 31, 2013.
Item 1a. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified the following additional risks as a result of the recapitalization of FNF Class A common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock, effective June 30, 2014. See discussion "Recent Developments" in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Risks Relating to the Ownership of Our Common Stock due to our Tracking Stock Capitalization
Holders of FNF Group common stock and FNFV Group common stock will be common shareholders of our Company and are, therefore, subject to risks associated with an investment in our Company as a whole, even if a holder does not own shares of common stock of both of our groups.
Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses to either the FNF Group or the FNFV Group in order to prepare the separate financial results for each of the these groups included herein, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any disclosed financial results. Holders of FNF Group common stock and FNFV Group common stock do not have any legal rights related to specific assets attributed to the FNF Group or the FNFV Group and, in any liquidation, holders of FNF Group common stock and holders of FNFV Group common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units as specified in our Corporate Charter.
Our Board of Directors’ ability to reattribute businesses, assets and expenses between tracking stock groups may make it difficult to assess the future prospects of either tracking stock group based on its past performance.
Our Board of Directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to the other tracking stock group, without the approval of any of our shareholders, in accordance with our management and allocation policies and our Corporate Charter. Any such reattribution made by our Board of Directors, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of either tracking stock group, including its liquidity and capital resource needs, based on its past performance. Shareholders may also have difficulty evaluating the liquidity and capital resources of each group based on past performance, as our Board of Directors may use one group’s liquidity to fund the other group’s liquidity and capital expenditure requirements through the use of inter-group loans and inter-group interests.
We could be required to use assets attributed to one group to pay liabilities attributed to the other group.
The assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. While our current management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our Corporate Charter prevents us from satisfying liabilities of one group with assets of the other group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.
The market price of FNF Group common stock and FNFV Group common stock may not reflect the performance of the FNF Group and the FNFV Group, respectively, as we intend.
We cannot assure you that the market price of the common stock of a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of FNF Group common stock and FNFV Group common stock will be common shareholders of our Company as a whole and, as such, will be subject to all risks associated with an investment in our Company and all of our businesses, assets and liabilities. As a result, the market price of each class of stock of a group may simply reflect the performance of our Company as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.
The market price of FNF Group common stock and FNFV Group common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.
To the extent the market prices of FNF Group common stock and FNFV Group common stock track the performance of more focused groups of businesses, assets and liabilities than the historic FNF Class A common stock did, the market prices of these new tracking stocks may be more volatile than the market price of FNF Class A common stock was historically. The market prices of FNF Group common stock and FNFV Group common stock may be materially affected by, among other things:

•	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;

•	potential acquisition activity by our Company or the companies in which we invest;

•
issuances of debt or equity securities to raise capital by our Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

•	changes in financial estimates by securities analysts regarding FNF Group common stock or FNFV Group common stock or the companies attributable to either of our tracking stock groups;

•
the complex nature and the potential difficulties investors may have in understanding the terms of both of our tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stock; and

•	general market conditions.
The market value of FNF Group common stock and FNFV Group common stock could be adversely affected by events involving the assets and businesses attributed to either of the groups.
Because we are the issuer of FNF Group common stock and FNFV Group common stock, an adverse market reaction to events relating to the assets and businesses attributed to either of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of the other group. This could occur even if the triggering event is not material to us as a whole. A certain triggering event may also have a greater impact on one group than the same triggering event would have on the other group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of our Company as a whole.
We may not pay dividends equally or at all on FNF Group common stock or FNFV Group common stock.
FNF has historically paid quarterly dividends to its shareholders. Going forward, we will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our assets legally available to be paid as dividends on the shares relating to the other group.
Our tracking stock capital structure could create conflicts of interest, and our Board of Directors may make decisions that could adversely affect only some holders of our common stock.
Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the FNF Group and the FNFV Group. Our tracking stock groups are not separate entities and thus holders of FNF Group common stock and FNFV Group common stock will not have the right to elect separate Boards of Directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our shareholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our shareholders may not be in the best interest of a particular group when considered independently. Examples include:

•	decisions as to the terms of any business relationships that may be created between the FNF Group and the FNFV Group or the terms of any reattributions of assets between the groups;

•	decisions as to the allocation of consideration among the holders of FNF Group common stock and FNFV Group common stock to be received in connection with a merger involving our company;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•
decisions as to the conversion of shares of common stock of one group into shares of common stock of the other, which the Board of Directors may make in its sole discretion, so long as the shares are converted (other than in connection with the disposition of all or substantially all of a group’s assets) at a ratio that provides the shareholders of the converted stock with a premium based on the following requirements:

(i) a 10% premium to such stock’s market price for the first year following the recapitalization,
(ii) an 8% premium to such stock’s market price for the second year following the recapitalization,
(iii) a 6% premium to such stock’s market price for the third year following the recapitalization,
(iv) a 4% premium to such stock’s market price for fourth year following the recapitalization,
(v) a 2% premium to such stock’s market price for the fifth year following the recapitalization, and
(vi) no premium to such stock’s market price thereafter, with such premium to be based on, in each case, the market price of such stock over the 10 day trading period preceding the date on the which the Board of Directors determines to effect any such conversion; no conversion premium is available for a conversion in connection with the disposition of all or substantially all of the assets of either group;

▪	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any intergroup interest that one group may own in the other group;

•	decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups;

•	decisions as to the dispositions of assets of either of our groups; and

•	decisions as to the payment of dividends on the stock relating to either of our groups.
 Our directors’ or officers’ ownership of FNF Group common stock and FNFV Group common stock may create or appear to create conflicts of interest.
If directors or officers own disproportionate interests (in percentage or value terms) in FNF Group common stock or FNFV Group common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of FNF Group common stock or FNFV Group common stock.
We have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our two groups.
Rather than develop additional specific procedures in advance, our Board of Directors intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

•	obtain information regarding the divergence (or potential divergence) of interests;

•	determine under what circumstances to seek the assistance of outside advisers;

•	determine whether a committee of our Board of Directors should be appointed to address a specific matter and the appropriate members of that committee; and

•	assess what is in our best interest and the best interest of all of our shareholders.
Our Board of Directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.
Our Board of Directors may change the management and allocation policies following their implementation to the detriment of either group without shareholder approval.
Our Board of Directors intends to adopt certain management and allocation policies as guidelines in making decisions regarding the relationships between the FNF Group and the FNFV Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities between them. Our Board of Directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our Company as opposed to significant corporate actions, such as a merger involving our Company or a sale of substantially all of our assets, no shareholder approval is required with respect to policy adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.
Holders of shares of stock relating to a particular group may not have any remedies if any action by our Directors or Officers has an adverse effect on only that stock.
Principles of Delaware law and the provisions of our Corporate Charter may protect decisions of our Board of Directors that have a disparate impact upon holders of shares of stock relating to a particular group. Under Delaware law, the Board of Directors has a duty to act with due care and in the best interests of all shareholders, regardless of the stock held. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a Board of Directors owes an equal duty to all shareholders and does not have separate or additional duties to any subset of shareholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group. Under the principles of Delaware law and the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the shareholders of one of our groups if a majority of our Board of Directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the Board of Directors is acting in the best interest of FNF and our shareholders as a whole.
Shareholders will not vote on how to attribute consideration received in connection with a merger involving our Company among holders of FNF Group common stock and FNFV Group common stock.
Our Corporate Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our Company is to be attributed to the holders of FNF Group common stock and holders of FNFV Group common stock, and none of the holders of FNF Group common stock or FNFV Group common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our Board of Directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our Company among holders of FNF Group common stock and FNFV Group common stock in a fair manner. As the different ways our Board of Directors may divide the consideration between holders of stock relating to the different groups might have materially different results, the consideration to be received by holders of FNF Group common stock and FNFV Group common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.
We may dispose of assets of the FNF Group or the FNFV Group without your approval.
Delaware law requires shareholder approval only for a sale or other disposition of all or substantially all of the assets of our Company taken as a whole, and our Corporate Charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the FNF Group or the FNFV Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any shareholder approval. If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our Board of Directors), we would be required, if the disposition is not an exempt disposition under the terms of our Corporate Charter, to choose one or more of the following three alternatives:

•	declare and pay a dividend on the disposing group’s common stock;

•	redeem shares of the disposing group’s common stock in exchange for cash, securities or other property; and/or

•	convert all or a portion of the disposing group’s outstanding common stock into common stock of the other group.
In this type of a transaction, holders of the disposing group’s common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group. Our Board of Directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any group of our common stock.
Holders of FNF Group common stock or FNFV Group common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.
If the FNF Group or the FNFV Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, shareholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of FNF Group common stock or FNFV Group common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of FNF Group common stock or FNFV Group common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the FNF Group or the FNFV Group, our shareholders could suffer a loss in the value of their investment in our Company.
In the event of a liquidation of FNF, holders of FNF Group common stock and FNFV Group common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to shareholders.
Under the Corporate Charter, upon FNF’s liquidation, dissolution or winding up, holders of the FNF Group common stock and the FNFV Group common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of FNF’s assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of “liquidation units” per share. Relative liquidation units will be based on the volume weighted average prices of the FNF Group common stock and the FNFV Group common stock over the 10 trading day period commencing shortly after the initial filing of the Corporate Charter. Hence, the assets to be distributed to a holder of either tracking stock upon a liquidation, dissolution or winding up of FNF will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of the FNF Group common stock and the FNFV Group common stock over time.
Our Board of Directors may in its sole discretion elect to convert the common stock relating to one group into common stock relating to the other group, thereby changing the nature of your investment and possibly diluting your economic interest in our Company, which could result in a loss in value to you.
Our Corporate Charter permits our Board of Directors, in its sole discretion, to convert all of the outstanding shares of common stock relating to either of our groups into shares of common stock of the other group so long as the shares are converted at a ratio that provides the shareholders of the converted stock with the applicable Conversion Premium (if any) to which they are entitled. A conversion would preclude the holders of stock in each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our Board of Directors’ ability to effect any such conversion or (2) the exercise of this conversion right by our Company. In addition, our Board of Directors may effect such a conversion at a time when the market value of our stock could cause the shareholders of one group to be disadvantaged.
Holders of FNF Group common stock and FNFV Group common stock will vote together and will have limited separate voting rights.
Holders of FNF Group common stock and FNFV Group common stock will vote together as a single class, except in certain limited circumstances prescribed by our Corporate Charter and under Delaware law. Each share of common stock of each group will have one vote per share. When holders of FNF Group common stock and FNFV Group common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our shareholders or has a greater impact on one group than the other.
Our capital structure, as well as the fact that the FNF Group and the FNFV Group are not independent companies may inhibit or prevent acquisition bids for the FNF Group or the FNFV Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders.
If the FNF Group and the FNFV Group were separate independent companies, any person interested in acquiring the FNF Group or the FNFV Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend FNF Group common stock and FNFV Group common stock to reflect the separate economic performance of the FNF Group and the FNFV Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of our Company. The existence of shares of common stock relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to ours. Certain provisions of our Corporate Charter and bylaws may discourage, delay or prevent a change in control of our Company that a shareholder may consider favorable. These provisions include:

•	classifying our Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of our Board of Directors;

•	limiting who may call special meetings of shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors; and

•
the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

Item 6. Exhibits
     (a) Exhibits:

10.1	Form of Notice of Long-Term Investment Success Performance Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2014	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of Notice of Long-Term Investment Success Performance Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.