Form 10-Q
period 2014-09-30
Fidelity National Financial, Inc.
filed 2014-11-10
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of October 31, 2014 were:
FNF Group Common Stock    277,907,550
FNFV Group Common Stock     92,944,570

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2014

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2014 and December 31, 2013 includes pledged fixed maturity securities of $351 and $261, respectively, related to secured trust deposits	$3,022	$2,959
Preferred stock available for sale, at fair value	194	151
Equity securities available for sale, at fair value	149	136
Investments in unconsolidated affiliates	297	357
Other long-term investments	175	162
Short-term investments	26	26
Total investments	3,863	3,791
Cash and cash equivalents, at September 30, 2014 and December 31, 2013 includes $385 and $339, respectively, of pledged cash related to secured trust deposits	1,195	1,969
Trade and notes receivables, net of allowance of $21, at September 30, 2014 and December 31, 2013	749	482
Goodwill	4,957	1,901
Prepaid expenses and other assets	758	682
Capitalized software, net	588	39
Other intangible assets, net	1,495	619
Title plants	395	370
Property and equipment, net	775	645
Income taxes receivable	—	30
	$14,775	$10,528
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities, at December 31, 2013 includes accounts payable to related parties of $3	$1,568	$1,302
Notes payable	3,240	1,323
Reserve for title claim losses	1,640	1,636
Secured trust deposits	722	588
Income taxes payable	9	—
Deferred tax liability	555	144
Total liabilities	7,734	4,993
Commitments and Contingencies:
Redeemable non-controlling interest by 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink Holdings, LLC	698	—
Equity:
FNF Class A common stock, $0.0001 par value: authorized 600,000,000 as of December 31, 2013; issued 292,289,166 as of December 31, 2013	—	—
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2014; issued 277,876,023 as of September 30, 2014	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of September 30, 2014; issued 92,946,545 as of September 30, 2014	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,822	4,642
Retained earnings	1,130	1,089
Accumulated other comprehensive earnings	32	37
Less: treasury stock, 5,925 shares as of September 30, 2014 and 41,948,518 shares as of December 31, 2013, at cost	—	(707)
Total Fidelity National Financial, Inc. shareholders’ equity	5,984	5,061
Non-controlling interests	359	474
Total equity	6,343	5,535
	$14,775	$10,528
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$465	$472	$1,249	$1,377
Agency title insurance premiums	528	630	1,450	1,779
Escrow, title related and other fees	735	437	2,097	1,361
Restaurant revenue	343	336	1,055	1,037
Auto parts revenue	290	266	892	834
Interest and investment income	29	29	94	99
Realized gains and losses, net	(7)	4	(6)	7
Total revenues	2,383	2,174	6,831	6,494
Expenses:
Personnel costs	645	546	1,950	1,611
Agent commissions	396	482	1,098	1,352
Other operating expenses	428	329	1,289	1,020
Cost of auto parts revenue, includes $19 of depreciation and amortization for the three months ended September 30, 2014 and 2013, respectively, and $51 and $55 for the nine months ended September 30, 2014 and 2013, respectively	266	223	771	704
Cost of restaurant revenue	296	292	899	889
Depreciation and amortization	102	36	305	104
Provision for title claim losses	59	77	169	221
Interest expense	37	27	111	71
Total expenses	2,229	2,012	6,592	5,972
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	154	162	239	522
Income tax expense	59	52	79	170
Earnings from continuing operations before equity in losses of unconsolidated affiliates	95	110	160	352
Equity in losses of unconsolidated affiliates	(7)	(14)	(43)	(20)
Net earnings from continuing operations	88	96	117	332
Net loss from discontinued operations, net of tax	—	—	(1)	(2)
Net earnings	88	96	116	330
Less: Net (loss) earnings attributable to non-controlling interests	(14)	2	(75)	8
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$102	$94	$191	$322
Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to Old FNF common shareholders	$—	$94	$88	$320
Net loss from discontinued operations attributable to Old FNF common shareholders	$—	$—	$(1)	$(2)
Net earnings attributable to Old FNF common shareholders	$—	$94	$89	$322

Net earnings attributable to FNF Group common shareholders	$114	$—	$114	$—

Net loss attributable to FNFV Group common shareholders	$(12)	$—	$(12)	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - Continued
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Earnings per share
Basic
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$0.41	$0.33	$1.43
Net loss per share from discontinued operations attributable to Old FNF common shareholders	—	—	—	(0.01)
Net earnings per share attributable to Old FNF common shareholders	$—	$0.41	$0.33	$1.42
Net earnings per share attributable to FNF Group common shareholders	$0.41	$—	$0.41	$—
Net loss per share attributable to FNFV Group common shareholders	$(0.13)	$—	$(0.13)	$—

Diluted
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$0.41	$0.32	$1.40
Net loss per share from discontinued operations attributable to Old FNF common shareholders	—	—	—	(0.01)
Net earnings per share attributable to Old FNF common shareholders	$—	$0.41	$0.32	$1.39
Net earnings per share attributable to FNF Group common shareholders	$0.40	$—	$0.40	$—
Net loss per share attributable to FNFV Group common shareholders	$(0.13)	$—	$(0.13)	$—

Weighted average shares outstanding Old FNF common stock, basic basis	—	226	183	225
Weighted average shares outstanding Old FNF common stock, diluted basis	—	230	189	230
Cash dividends paid per share Old FNF common stock	$—	$0.16	$0.36	$0.48

Weighted average shares outstanding FNF Group common stock, basic basis	275	—	92	—
Weighted average shares outstanding FNF Group common stock, diluted basis	284	—	94	—
Cash dividends paid per share FNF Group common stock	$0.18	$—	$0.18	$—

Weighted average shares outstanding FNFV Group common stock, basic basis	92	—	31	—
Weighted average shares outstanding FNFV Group common stock, diluted basis	93	—	31	—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net earnings	$88	$96	$116	$330
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(12)	1	9	(22)
Unrealized loss on investments in unconsolidated affiliates (2)	(7)	(7)	(8)	(18)
Unrealized (loss) gain on foreign currency translation and cash flow hedging (3)	(8)	6	(5)	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	1	1	—	(4)
Minimum pension liability adjustment (5)	—	—	—	(1)
Other comprehensive (loss) earnings	(26)	1	(4)	(48)
Comprehensive earnings	62	97	112	282
Less: Comprehensive (loss) earnings attributable to non-controlling interests	(14)	2	(75)	8
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$76	$95	$187	$274

Comprehensive earnings attributable to Old FNF common shareholders	$—	$95	$111	$274

Comprehensive earnings attributable to FNF Group common shareholders	$100	$—	$100	$—

Comprehensive loss attributable to FNFV Group common shareholders	$(24)	$—	$(24)	$—
_______________________________________

(1)
Net of income tax (benefit) expense of $(7) million and $1 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $5 million and $(13) million for the nine-month periods ended September 30, 2014 and 2013, respectively.

(2)
Net of income tax benefit of $4 million and $4 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $5 million and $11 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

(3)
Net of income tax (benefit) expense of $(5) million and $4 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $(3) million and $(2) million for the nine-month periods ended September 30, 2014 and 2013, respectively.

(4)	Net of income tax expense (benefit) of $1 million for both the three-month periods ended September 30, 2014 and 2013, and $(3) million for the nine-month period ended September 30, 2013.

(5)	Net of income tax benefit of less than $1 million for the nine-month period ended September 30, 2013.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

			Fidelity National Financial, Inc. Common Shareholders
	FNF		FNF		FNFV				Accumulated
	Class A		Group		Group				Other					Redeemable
	Common		Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2013	292	$—	—	$—	—	$—	$4,642	$1,089	$37	42	$(707)	$474	$5,535	$—
Acquisition of Lender Processing Services, Inc.	26	—	—	—	—	—	839	—	—	—	—	—	839	—
Exercise of stock options	1	—	1	—	—	—	22	—	—	—	—	—	22	—
Recapitalization of FNF stock	(277)	—	277	—	92	—	(6)	—	—	—	—	—	(6)	—
Tax benefit associated with the exercise of stock options	—	—	—	—	—	—	5	—	—	—	—	—	5	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates)	—	—	—	—	—	—	—	—	9	—	—	—	9	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings — unrealized loss on foreign currency translation and cash flow hedging	—	—	—	—	—	—	—	—	(5)	—	—	(2)	(7)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Stock-based compensation	—	—	—	—	—	—	26	—	—	—	—	2	28	11
Retirement of treasury shares	(42)	—	—	—	—	—	(707)	—	—	(42)	707	—	—	—
Dividends declared	—	—	—	—	—	—	—	(150)	—	—	—	—	(150)	—
Issuance of restricted stock awards	—	—	—	—	1	—	—	—	—	—	—	—	—	—
Contribution by minority owner to acquire minority interest in Black Knight Financial Services, LLC and ServiceLink Holdings, LLC	—	—	—	—	—	—	1	—	—	—	—	(1)	—	687
Contributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	8	8	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Net earnings (loss)	—	—	—	—	—	—	—	191	—	—	—	(75)	116	—
Balance, September 30, 2014	—	$—	278	$—	93	$—	$4,822	$1,130	$32	—	$—	$359	$6,343	$698
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months Ended September 30,

	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net earnings	$116	$330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	356	159
Equity in losses of unconsolidated affiliates	43	20
Gain (loss) on sales of investments and other assets, net	6	(7)
Stock-based compensation cost	39	24
Tax benefit associated with the exercise of stock options	(5)	(3)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments, and secured trust deposits	—	11
Net increase in trade receivables	(53)	(14)
Net increase in prepaid expenses and other assets	(56)	(47)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(182)	(23)
Net decrease in reserve for title claim losses	(50)	(81)
Net change in income taxes	75	(25)
Net cash provided by operating activities	289	344
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	581	495
Proceeds from calls and maturities of investment securities available for sale	321	230
Proceeds from sale of other assets	2	—
Additions to property and equipment and capitalized software	(144)	(116)
Purchases of investment securities available for sale	(841)	(681)
Net proceeds from short-term investment securities	—	16
Net purchases of other long-term investments	(57)	(81)
Distribution from (contributions to) investments in unconsolidated affiliates	33	(19)
Net other investing activities	(3)	17
Acquisition of Lender Processing Services, Inc., net of cash acquired	(2,253)	—
Acquisition of USA Industries, Inc., net of cash acquired	(40)	—
Other acquisitions/disposals of businesses, net of cash acquired	(45)	(19)
Net cash used in investing activities	(2,446)	(158)
Cash flows from financing activities:
Borrowings	1,683	329
Debt service payments	(860)	(325)
Additional investment in non-controlling interest	—	(14)
Proceeds from sale of 4% ownership interest of Digital Insurance, Inc.	—	3
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	687	—
Dividends paid	(150)	(109)
Subsidiary dividends paid to non-controlling interest shareholders	(47)	(15)
Exercise of stock options	22	49
Equity and debt issuance costs	(3)	(14)
Tax benefit associated with the exercise of stock options	5	3
Purchases of treasury stock	—	(34)
Net cash provided by (used in) financing activities	1,337	(127)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(820)	59
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	1,630	866
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$810	$925
Supplemental cash flow information:
Income taxes paid, net	$(7)	$183
Interest paid	$101	$72
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
Certain reclassifications have been made in the 2013 Condensed Consolidated Financial Statements to conform to classifications used in 2014. In addition, we have corrected an immaterial prior period error to accrued personnel cost which affected the Balance Sheet, the Statement of Earnings and the Statement of Equity. We reviewed the impact of this error on the prior period financial statements and determined that the error was not material to the financial statements.
A summary of the effects of the immaterial correction on our Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2013 and as of December 31, 2013 is as follows: Personnel costs increased $6 million in both the three and nine month periods ended September 30, 2013 and Income tax expense decreased by $2 million, resulting in Net earnings attributable to common shareholders decreasing by $4 million in each period, with a corresponding decrease to EPS of $0.02 for each period. On the December 31, 2013 Balance Sheet, Income taxes payable decreased by $4 million, Accounts payable and accrued expenses increased by $12 million and Retained earnings decreased by $8 million. There was no impact on our other Condensed Consolidated Financial Statements presented.
Description of the Business
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC. In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc. and Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
Recent Developments
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any FNFV Group shares from November 6, 2014 through market close on November 7, 2014.
On September 9, 2014, we filed a draft registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of J. Alexander's common stock. J. Alexander's is currently presented as part of the Restaurant Group segment. The number of shares to be offered and the price range for the proposed offering have not yet been determined. The registration statement has not yet become effective. As a result shares to be registered may not be sold nor may offers to buy be accepted prior to the time when the registration statement becomes effective.
On September 7, 2014, we entered into an agreement with Remy for a transaction (the "Spin-off"). Under the Spin-off, FNFV will combine all of the 16,342,508 shares of Remy common stock that FNFV owns and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into a newly-formed subsidiary ("New Remy").  New Remy will then be distributed to FNFV shareholders.  Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy will engage in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco ("New Holdco").  In the Spin-off, FNFV shareholders will receive an estimated total of 16,615,359 shares of New Holdco common stock, or approximately 0.18117 shares for each share of FNFV tracking stock owned.  The remaining shareholders of Remy (other than New Remy) will receive an estimated total of 15,652,824 shares, or one share of New Holdco for each share of Remy owned.  Remy currently has approximately 32 million shares of common stock outstanding and at the conclusion of the Spin-off, New Holdco will have approximately 32 million shares of common stock outstanding.  The Spin-off should be tax-free to all existing Remy and FNFV shareholders. This structure will result in New Holdco becoming the new public parent of Remy. Under the organizational documents of New Holdco, the rights of the holders of the common stock of New Holdco will be the same as the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

rights of holders of Remy common stock. The Spin-off is subject to customary closing conditions, including Remy shareholder approval, which based on FNFV's ownership of Remy is assured. On October 6, 2014, New Holdco filed an initial Form S-4 registration statement with the SEC, which includes a preliminary proxy statement with respect to the foregoing shareholder vote. In addition, on October 10, 2014, New Remy filed a Form S-1 registration statement with the SEC with regard to the Spin-off. Both of these filings are subject to SEC review and comment before the Remy shareholder meeting can be set. The Spin-off is expected to close in December 2014 or in the first quarter of 2015.
On August 25, 2014, we acquired a 70% ownership interest in LandCastle Title ("LandCastle"), in exchange for our agreement to fund any escrow shortfalls in LandCastle's escrow accounts. At the time of the acquisition, LandCastle was a large third-party agent of FNF, operating primarily in the State of Georgia. To date, FNF's total cash contribution to LandCastle is approximately $19 million and based on our current understanding of the business could increase by approximately $0 - $10 million.
On August 19, 2014, ABRH completed a recapitalization whereby they entered into a new credit agreement for $210 million. As part of the recapitalization, ABRH's parent paid a special dividend to it's members, totaling $75 million. Of this special dividend, FNFV received $41 million. ABRH's parent also distributed its 28% ownership interest in J. Alexander's to FNFV, resulting in FNFV now directly owning 87% of J. Alexander's. See Note F for further discussion of the new credit agreement.
On August 12, 2014, we announced that Ceridian reached an agreement to exchange its subsidiary Comdata Inc. ("Comdata") with FleetCor Technologies Inc. ("FleetCor") stock in a transaction valued at approximately $3.5 billion.  After repayment of existing Comdata indebtedness and transaction related expenses, total consideration received by Ceridian will be approximately $950 million, which will be paid in approximately 7 million shares of FleetCor common stock.  FNFV owns approximately 32% of Ceridian.  Approximately $250 million of the common stock of FleetCor will be placed in an escrow account to cover potential indemnity claims as set forth in the merger agreement.  The escrowed shares will be released over a three-year period. The actual number of shares of FleetCor common stock received by Ceridian will be subject to adjustment based on the amounts of indebtedness and working capital outstanding at Comdata at the closing of the transaction as set forth in the merger agreement.  The shares of FleetCor common stock that Ceridian will receive will be subject to a six-month lockup period after closing of the transaction.  At the expiration of the six-month lockup period, Ceridian will be entitled to demand registration rights on all shares of FleetCor common stock, subject to customary limitations.  At closing of the Comdata merger FNFV will indirectly own approximately 3% of the outstanding shares of FleetCor.  The stock-for-stock transaction is expected to be tax-free for Ceridian and its shareholders. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2014.
On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock ("Old FNF common stock") was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which now trades on the New York Stock Exchange under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014.
Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. As a result of this transfer, our ownership percentage in BKFS increased to 67%. Our results for periods since June 1, 2014, reflect our now 67% ownership interest in BKFS.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries"). USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 Old FNF common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. See Note B for further discussion.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the definition of a discontinued operation. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We have adopted this ASU for the interim period beginning July 1, 2014 and this update did not have a material impact on our financial statements.
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $2 million for the nine months ending September 30, 2014. Pre-tax earnings included in discontinued operations are $1 million for the nine months ending September 30, 2014.
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. There were no revenues included in discontinued operations for the three months ending September 30, 2013, and $8 million for the nine months ending September 30, 2013. Pre-tax loss included in discontinued operations was $3 million for the nine months ending September 30, 2013. There was no pre-tax earnings or loss for the three months ending September 13, 2013
Transactions with Related Parties
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

•	Administrative aviation corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(in millions)
Corporate services and cost-sharing revenue	$1	$4
Data processing expense	(9)	(25)
Net expense	$(8)	$(21)
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
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share based payments which have

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options during the three and nine month periods ended September 30, 2014. There were one million shares related to antidilutive options excluded for the three and nine month periods ended September 30, 2013.
As of the close of business on June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. As a result of the recapitalization, the weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings includes shares of Old FNF common stock, FNF Group common stock and FNFV Group common stock. Earnings per share for all periods presented is attributed to the related class of common stock.
Note B — Acquisition of Lender Processing Services, Inc.
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in Old FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 Old FNF common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired.
The initial purchase price is as follows (in millions):

Cash paid for LPS outstanding shares	$2,535
Less: cash acquired from LPS	(282)
Net cash paid for LPS	2,253
FNF common stock issued (25,920,078 shares)	839
Total net consideration paid	$3,092
The purchase price has been initially allocated to the LPS assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. This estimate is preliminary and subject to adjustments as we complete our valuation process with respect to certain intangible assets, legal contingencies, taxes and goodwill, which we expect to have complete by December 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The initial purchase price allocation is as follows (in millions):

Trade and notes receivable	$184
Investments	77
Prepaid expenses and other assets	59
Property and equipment	149
Capitalized software	552
Intangible assets including title plants	1,010
Income tax receivable	60
Goodwill	3,012
Total assets	5,103
Notes payable	1,091
Reserve for title claims	54
Deferred tax liabilities	435
Other liabilities assumed	431
Total liabilities	2,011
Net assets acquired	$3,092

In connection with the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Holdings, Inc. ("Black Knight"). Black Knight is the mortgage and finance industries' leading provider of integrated technology, data and analytics solutions, and transaction services. Black Knight has two operating businesses, ServiceLink and BKFS. After acquiring LPS, we retained a 65% ownership interest in each of the subsidiaries and the subsidiaries each issued 35% minority ownership interest to funds affiliated with Thomas H. Lee Partners and certain related entities on January 3, 2014. BKFS and ServiceLink now own and operate the former LPS businesses and our legacy ServiceLink business.
The following table summarizes the intangible assets acquired (in millions, except for useful life):

	Fair Value as of Consolidation	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of September 30, 2014
Amortizing intangible assets:
Developed technology	$530	8	$483
Purchased technology	22	3	17
Trade names	13	10	11
Customer relationships	910	10	842
Non-compete agreements	5	3	3
Other intangibles	4	8	3

Non-amortizing intangible assets:
Developed technology	54		54
Title plants	24		24
Total intangible assets and capitalized software	$1,562		$1,437
Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and nine months ending September 30, 2014 and 2013 are presented below. Pro-forma results presented assume the consolidation of Black Knight occurred as of the beginning of the 2013 period. Amounts reflect our 65% ownership interest in BKFS and our 65%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

ownership interest in ServiceLink and were adjusted to exclude costs directly attributable to the acquisition of LPS including transaction costs, severance costs and costs related to our synergy bonus program associated with the acquisition (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total revenues	$2,383	$2,593	$6,831	$7,854
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	129	129	304	430
Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. As a result of this transfer, our ownership percentage in BKFS increased to 67%. Our results for periods since June 1, 2014, reflect our now 67% ownership interest in BKFS.
As a result of our acquisition of LPS, the following additions were made to our significant accounting policies during the first quarter of 2014:
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
Redeemable Non-controlling Interest
As discussed above, subsequent to the acquisition of LPS we issued 35% ownership interests in each of BKFS and ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). As part of the Unit Purchase Agreement with THL, THL has an option to put their ownership interests of either or both of BKFS and ServiceLink to us if no public offering of the corresponding business has been consummated after four years from the date of FNF's purchase of LPS. The units owned by THL ("redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As of September 30, 2014, we do not believe the exercise of this put right to be probable.
As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify the redeemable noncontrolling interests outside of permanent equity in accordance with ASC 480-10, “Distinguishing Liabilities from Equity.” Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF is reported on the Condensed Consolidated Balance Sheet outside permanent equity; and the Condensed Consolidated Statement of Earnings reflects the respective redeemable noncontrolling interests in Net earnings (loss) attributable to non-controlling interests, the effect of which is removed from the net earnings attributable to Fidelity National Financial, Inc. common shareholders.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,020	—	1,020
Corporate debt securities	—	1,744	—	1,744
Mortgage-backed/asset-backed securities	—	96	—	96
Foreign government bonds	—	36	—	36
Preferred stock available for sale	50	144	—	194
Equity securities available for sale	149	—	—	149
Foreign currency contracts	—	2	—	2
Total assets	$199	$3,168	$—	$3,367

Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
Commodity contracts	—	2	—	2
Foreign currency contracts	—	1	—	1
Total liabilities	$—	$5	$—	$5

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Mortgage-backed/asset-backed securities	—	109	—	109
Foreign government bonds	—	43	—	43
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign currency contracts	—	4	—	4
Interest rate swap contracts	—	2	—	2
Total assets	$209	$3,043	$38	$3,290

Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Commodity contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

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
Our Level 3 investments consist of structured notes that were purchased in 2009. During the third quarter of 2014, all of our outstanding structured notes matured and we received $39 million in cash upon maturity, resulting in a net realized (loss) gain of $(2) million and $1 million for the three and nine months ending September 30, 2014. We recorded no gain or loss relating to the structured notes during the three months ended September 30, 2013, and recorded a net loss of $2 million in the nine months ended September 30, 2013. We held no structured notes at September 30, 2014 and the structured notes had a par value and a fair value of $38 million at December 31, 2013. The structured notes were held for general investment purposes and represented approximately one percent of our total investment portfolio. The structured notes were classified as other long-term investments and were measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represented exit prices obtained from a broker-dealer. These exit prices were the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and we believe they represented an exit price for the securities at December 31, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the period ended September 30, 2014 (in millions):

Balance, December 31, 2013	$38
Net realized gain	1
Proceeds received upon maturity	(39)
Balance, September 30, 2014	$—
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$126	$122	$4	$—	$126
State and political subdivisions	1,020	984	36	—	1,020
Corporate debt securities	1,744	1,711	43	(10)	1,744
Foreign government bonds	36	38	—	(2)	36
Mortgage-backed/asset-backed securities	96	92	4	—	96
Preferred stock available for sale	194	194	3	(3)	194
Equity securities available for sale	149	73	76	—	149
Total	$3,365	$3,214	$166	$(15)	$3,365

	December 31, 2013
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
State and political subdivisions	1,075	1,042	36	(3)	1,075
Corporate debt securities	1,606	1,565	47	(6)	1,606
Foreign government bonds	43	44	1	(2)	43
Mortgage-backed/asset-backed securities	109	105	4	—	109
Preferred stock available for sale	151	158	3	(10)	151
Equity securities available for sale	136	71	65	—	136
Total	$3,246	$3,106	$161	$(21)	$3,246
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2014:

	September 30, 2014
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$346	12%	$349	12%
After one year through five years	2,006	68	2,059	68
After five years through ten years	494	17	509	17
After ten years	9	—	9	—
Mortgage-backed/asset-backed securities	92	3	96	3
Total	$2,947	100%	$3,022	100%
Subject to call	$1,702	58%	$1,732	57%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,393 million and $1,417 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of September 30, 2014.
Included in our other long-term investments at December 31, 2013, are fixed maturity structured notes purchased in 2009 and various cost-method investments. The structured notes matured during the third quarter of 2014. The structured notes were carried at fair value (see Note C) and changes in the fair value of these structured notes were recorded as Realized gains and losses in the Condensed Consolidated Statements of Earnings.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, were as follows (in millions):

September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$536	$(8)	$25	$(2)	$561	$(10)
Foreign government bonds	24	(1)	12	(1)	36	(2)
Preferred stock available for sale	62	(1)	19	(2)	81	(3)
Total temporarily impaired securities	$622	$(10)	$56	$(5)	$678	$(15)

December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$123	$(3)	$—	$—	$123	$(3)
Corporate debt securities	367	(4)	39	(2)	406	(6)
Foreign government bonds	17	(1)	14	(1)	31	(2)
Preferred stock available for sale	95	(10)	—	—	95	(10)
Total temporarily impaired securities	$602	$(18)	$53	$(3)	$655	$(21)
During the three and nine month period ended September 30, 2014, we recorded no impairment charges relating to investments. During the three-month period ended September 30, 2013, we recorded no impairment charges relating to investments. During the nine month period ended September 30, 2013, we recorded impairment charges on fixed maturity securities relating to investments that were determined to be other-than-temporarily impaired, which resulted in additional expense of $1 million. As of September 30, 2014, we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ending September 30, 2014 and 2013, respectively:

	Three months ended September 30, 2014				Nine months ended September 30, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$232	$4	$—	$4	$829
Preferred stock available for sale	—	—	—	15	—	(3)	(3)	73
Other long-term investments			(2)				—	—
Other assets			(6)	39			(7)	2
Total			$(7)	$286			$(6)	$904

	Three months ended September 30, 2013				Nine months ended September 30, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$(1)	$—	$111	$8		$(4)	$4	$577
Preferred stock available for sale	1	—	1	11	7	—	(2)	5	121
Equity securities available for sale	2	(1)	1	20	4	—	(1)	3	27
Other long-term investments			—	—				(2)	—
Debt extinguishment costs			—	—				(3)	—
Other assets			2	—				—	—
Total			$4	$142				$7	$725
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2014 and December 31, 2013, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	September 30, 2014	December 31, 2013
Ceridian	32%	$238	$295
Other	Various	59	62
Total		$297	$357

During the year ended December 31, 2013, we purchased $32 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $36 million as of December 31, 2013. During the nine month period ended September 30, 2014, we sold $2 million of the Ceridian bonds. Our remaining investment in Ceridian bonds had a fair value of $33 million as of September 30, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the three-month period ended September 30, 2014, includes our equity in Ceridian's earnings for the three-month period ended September 30, 2014. Our earnings for the three-month period ended September 30, 2013 includes our equity in Ceridian's earnings for the three-month period ended June 30, 2013. Our earnings for the nine-month period ended September 30, 2014, includes our equity in Ceridian’s earnings for the three-month period ended December 31, 2013 and the nine-month period ended September 30, 2014. Our net earnings for the nine-month period ended September 30, 2013, includes our equity in Ceridian’s earnings for the nine-month period ended June 30, 2013. During the three month periods ended September 30, 2014 and 2013, we recorded $9 million and $14 million, in equity in losses of Ceridian, respectively. During the nine month periods ending September 30, 2014 and 2013, we recorded $44 million and $24 million, respectively, in equity in Ceridian's losses. There was $2 million equity in earnings for other unconsolidated affiliates during the three month period ending September 30, 2014, and there were no equity in earnings of other unconsolidated affiliates during the three months ending September 30, 2013. There were $1 million and $4 million in equity in earnings of other unconsolidated affiliates during the nine month periods ended September 30, 2014 and 2013, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	September 30, 2014	December 31, 2013
	(In millions)
Total current assets before customer funds	$1,212	$1,097
Customer funds	2,113	3,897
Goodwill and other intangible assets, net	4,356	4,452
Other assets	113	122
Total assets	$7,794	$9,568
Current liabilities before customer obligations	$1,070	$958
Customer obligations	2,091	3,883
Long-term obligations, less current portion	3,411	3,406
Other long-term liabilities	459	500
Total liabilities	7,031	8,747
Equity	763	821
Total liabilities and equity	$7,794	$9,568

	Three Months Ended September 30, 2014	Three Months Ended June 30, 2013	Twelve Months Ended September 30, 2014	Nine Months Ended June 30, 2013
	(In millions)
Total revenues	$379	$359	$1,483	$1,134
Loss before income taxes	(31)	(40)	(154)	(72)
Net loss	(33)	(48)	(159)	(86)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Remy Derivative Financial Instruments and Concentration of Risk
The following describes financial market risks faced by, and derivative instruments held by, Remy.
Foreign Currency Risk
Remy manufactures and sells products primarily in North America, South America, Asia, Europe and Africa. As a result, financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Remy manufactures and sells products. Remy generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Remy considers managing certain aspects of its foreign currency activities through the use of foreign exchange contracts. Remy primarily utilizes forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, all of which are designated as hedges. As of September 30, 2014 and December 31, 2013, Remy had the following outstanding foreign currency contracts to hedge forecasted purchases and revenues (in millions):

	Currency Denomination
Foreign currency contract	September 30, 2014	December 31, 2013
South Korean Won Forward	$80	$74
Mexican Peso Contracts	$73	$74
Brazilian Real Forward	$14	$11
Hungarian Forint Forward	€13	€14
British Pound Forward	£1	£4
There were no net accumulated unrealized gains and $2 million relating to these instruments recorded in Accumulated other comprehensive earnings (loss) as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, there were no gains related to these instruments expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next 12 months. Any ineffectiveness during the three and nine month period ended September 30, 2014 was immaterial.
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
On March 27, 2013, Remy also entered into a designated interest rate swap agreement for $72 million of the outstanding principal balance of its long term debt. Under the terms of the new interest rate swap agreement, Remy will swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72 million. This interest rate swap has been designated as a cash flow hedging instrument. There were no accumulated unrealized gains or losses recorded in Accumulated other comprehensive earnings (loss) as of September 30, 2014. Accumulated unrealized net gains of $1 million were recorded in Accumulated other comprehensive (loss) earnings as of December 31, 2013. As of September 30, 2014, no gains are expected to be reclassified to the Condensed Consolidated Statement of Earnings within the next twelve months. Any ineffectiveness during the three and nine month periods ended September 30, 2014 was immaterial.
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
Remy had thirty-seven commodity price hedge contracts outstanding at September 30, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 7,169 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months and are designated as cash flow hedging instruments. Accumulated unrealized net losses of$2 million and $1 million, excluding the tax effect, were recorded in Accumulated other comprehensive earnings as of September 30, 2014 and December 31, 2013, respectively, related to these contracts. As of September 30, 2014, there are $2 million in net losses related to these contracts that expected to be reclassified to the accompanying Condensed Consolidated Statement of Earnings within the next 12 months. Hedging ineffectiveness during the three and nine month periods ended September 30, 2014 was immaterial.
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

	September 30, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	$—	$2	$—	$2
Foreign currency contracts	2	1	4	—
Interest rate swap contracts	—	—	2	—
Total derivatives designated as hedging instruments	$2	$3	$6	$2

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$2	$—	$1
 Gains and losses on Remy's derivative instruments, which are reclassified from Accumulated other comprehensive earnings (AOCE) into earnings, are included in Cost of auto parts revenue for commodity and foreign currency contracts, and Interest expense for interest rate swap contracts in the accompanying Condensed Consolidated Statement of Earnings.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the three months ended September 30, 2014 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(2)	$(1)	$—	$—
Foreign currency contracts	(2)	1	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$(4)	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—
The following table discloses the effect of Remy's derivative instruments for the three months ended September 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$(2)	$—	$—
Foreign currency contracts	3	1	—	—
Interest rate swap contracts	—	—	—	—
Total derivatives designated as hedging instruments	$6	$(1)	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$—
The following table discloses the effect of Remy's derivative instruments for the nine months ended September 30, 2014 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(3)	$(3)	$—	$—
Foreign currency contracts	—	3	—	—
Interest rate swap contracts	(1)	—	—	—
Total derivatives designated as hedging instruments	$(4)	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$(1)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table discloses the effect of Remy's derivative instruments for the nine months ended September 30, 2013 (in millions):

	Amount of gain (loss) recognized in AOCE (effective portion)	Amount of gain (loss) reclassified from AOCE into earnings (effective portion)	Amount of gain (loss) recognized in earnings (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(5)	$(3)	$—	$—
Foreign currency contracts	2	5	—	—
Interest rate swap contracts	1	—	—	—
Total derivatives designated as hedging instruments	$(2)	$2	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swap contracts	$—	$—	$—	$1
Note F —Notes Payable
Notes payable consists of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	287	285
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Unsecured Black Knight Infoserv notes, including premium, interest payable semi-annually at 5.75%, due April 2023	617	—
Revolving Credit Facility, unsecured, unused portion of $700 at September 30, 2014, due July 2018 with interest payable monthly at LIBOR + 1.45% (1.60% at September 30, 2014 )	100	—
FNF Term Loan, interest payable monthly at LIBOR + 1.75% (1.90% at September 30, 2014), due January 2019	1,100	—
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at September 30, 2014), due March 2020	265	266
Remy Revolving Credit Facility, unused portion of $57 at September 30, 2014, due September 2018 with interest payable monthly at base rate 3.25% + base rate margin .50% (3.75% at September 30, 2014)	20	—
ABRH Term Loan, interest payable monthly at LIBOR + 3.50%	—	53
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (2.90% at September 30, 2014), due August 2019	110	—
ABRH Revolving Credit Facility, unused portion of $64 at September 30, 2014, due August 2019 with interest payable monthly LIBOR + 2.75% (2.90% at September 30, 2014)	17	—
ABRH Revolving Credit Facility, unused portion of $64 at September 30, 2014, due August 2019 with interest payable monthly at base rate 3.25% + base rate margin 1.75% (5.00% at September 30, 2014)	2	—
Other	24	21
	$3,240	$1,323
At September 30, 2014, the estimated fair value of our long-term debt was approximately $3,474 million or $234 million higher than its carrying value. The fair value of our long-term debt at December 31, 2013 was approximately $1,555 million or $232 million higher than its carrying value. The fair value of our unsecured notes payable was $1,869 million as of September 30, 2014. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

2014 and are considered Level 2 financial liabilities. The carrying value of the FNF, ABRH and Remy revolving credit facilities approximates fair value at September 30, 2014, as the FNF and Remy facilities carry a variable interest rate and the ABRH facility was entered into during the third quarter of 2014. The revolving credit facilities are considered Level 2 financial liabilities. The fair value of our FNF Term Loan was $1,100 million at September 30, 2014. The fair value of our FNF Term Loan is based on established market prices for the loan on September 30, 2014 and is considered a Level 2 financial liability. The fair value of our Remy Term Loan was $265 million based on established market prices for the loan on September 30, 2014 and is considered a Level 2 financial liability. The carrying value of our Restaurant Group Term Loan was $110 million on September 30, 2014, and approximates fair value as the loan was entered into during the third quarter of 2014. The Restaurant Group Term Loan is considered a Level 2 financial liability.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as Syndication Agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. As of September 30, 2014, ABRH has borrowed $19 million under such term loan. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH has borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee amount is also due at a rate per annum equal to between 325 and 400 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million, (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH 's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $75 million if such dividend occurs on or before November 17, 2014, or up to $1.5 million if such dividend occurs on or before June 15, 2016. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. ABRH had $17 million of outstanding letters of credit and $64 million of remaining borrowing capacity under our revolving credit facility as of September 30, 2014.
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
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay a facility fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. Also on October 24, 2013, FNF entered into amendments to amend the Revolving Credit Facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. As of September 30, 2014, there was $100 million outstanding balance under the Revolving Credit Facility. During the three and nine months ending September 30, 2014, we repaid $200 million on the Revolving Credit Facility.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On March 5, 2013, Remy entered into a First Amendment to its existing five year Asset-Based Revolving Credit Facility (the "Remy Credit Facility" and "Remy Credit Facility First Amendment") to extend the maturity date of the Remy Credit Facility from December 17, 2015 to September 5, 2018 and reduce the interest rate. The Remy Credit Facility now bears interest at a defined Base Rate plus 0.50%-1.00% per year or, at Remy's election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The Remy Credit Facility First Amendment maintains the current maximum availability at $95 million, which may be increased, under certain circumstances, by $20 million, though the actual amount that may be borrowed is based on the amount of collateral. The Remy Credit Facility is secured by substantially all domestic accounts receivable and inventory held by Remy. Remy will incur an unused commitment fee of 0.375% on the unused amount of commitments under the Remy Credit Facility First Amendment. At September 30, 2014, the Remy Credit Facility balance was $20 million. Based upon the collateral supporting the Remy Credit Facility, the amount borrowed, and the outstanding letters of credit of $14 million, there was additional availability for borrowing of $57 million on September 30, 2014. The Remy Credit Facility contains various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) mandatory prepayments upon certain asset sales and debt issuances; (iv) requirements for minimum liquidity; and (v) limitations on the payment of dividends in excess of a specified amount. During the three months ended September 30, 2014, Remy borrowed $43 million and repaid $23 million under this facility. During the nine months ended September 30, 2014, Remy borrowed $52 million and repaid $32 million under this facility.
On March 5, 2013, Remy entered into a $300 million Amended and Restated Term B Loan Credit Agreement ("Term B Amendment") to refinance the existing $287 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the interest rate. The Term B Amendment now bears interest paid quarterly at LIBOR (subject to a floor of 1.25%) plus 3% per year, with an original issue discount of approximately $1 million. The Term B Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Amendment is secured by a first priority lien on the stock of Remy's subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the Remy Credit Facility. Principal payments in the amount of approximately $1 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Amendment also includes covenants and events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if Remy (i) fails to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breaches any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity. Remy is in compliance with all covenants as of September 30, 2014. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.
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
On May 31, 2012, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million ("the ABRH Revolver") with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("ABRH Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments, transactions with affiliates, and certain amendments. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members, and one such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

in turn pay to its members) to $5 million in the aggregate (outside of certain other permitted dividend payments) in fiscal year 2012 (with varying amounts for subsequent years). The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if (i) ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $2 million or more related to their indebtedness and such default (a) occurs at the final maturity of the obligations thereunder or (b) results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations or (ii) a default or an early termination occurs with respect to certain hedge agreements to which a Loan Party or its subsidiaries is a party involving an amount of $0.75 million or more. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and fees in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. During the three and nine months ended September 30, 2014, ABRH did not borrow under this facility and repaid $54 million on this facility.
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
Remy has revolving credit facilities with three Korean banks with a total facility amount of approximately $12 million, of which $2 million is borrowed at average interest rates of 3.16% at September 30, 2014. In Hungary, there is one revolving credit facility with one bank for a total facility amount of $1 million, of which nothing is borrowed at September 30, 2014. Remy also has a revolving credit facility in China with one bank for a total credit facility of $10 million, of which $5 million was borrowed at an average interest rate of 4.15% at September 30, 2014. During the three-months ended September 30, 2014, Remy did not borrow or repay any amounts under this facility. During the nine-months ended September 30, 2014, Remy borrowed $5 million under this facility, and did not make any repayments.
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

Gross principal maturities of notes payable at September 30, 2014 are as follows (in millions):
2014 (remaining)	$10
2015	120
2016	176
2017	533
2018	656
Thereafter	1,743
$3,238

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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop”, laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants, individual and purported class action claims alleging violation of federal and state wage and hour and other employment laws, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $92 million as of September 30, 2014 and $9 million as of December 31, 2013. Of this accrual, $75 million relates to historical LPS matters. As discussed elsewhere, LPS was acquired on January 2, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, LPS agreed to further study the issues identified in the review and to enhance its compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

independent third party to conduct a risk assessment and review of its default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. The document execution review by the independent third party is likely to take longer than previously anticipated. LPS accrued for the additional fees and costs expected to be charged by the independent third party to complete the review. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services LPS provided, LPS agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which LPS has agreed to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. LPS agreed and we will continue to make periodic reports to the banking agencies on our progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed. We have accrued for estimated losses expected to be paid for this matter in our legal and regulatory accrual.
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock in connection with our acquisition of LPS. On February 6, 2014, Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc. n/k/a Black Knight InfoServ, LLC ("LPS"), C.A. No. 9320-VCL, was filed in the Court of Chancery in Delaware seeking seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law (the “Appraisal Shares”), together with statutory interest. We filed an answer to this suit on March 3, 2014, and discovery is ongoing.  On August 26, 2014, we filed a motion to pay the merger consideration to Merion Capital and stop the accrual of additional statutory interest during the pendency of the appraisal proceeding.  On September 18, 2014, we reached an agreement with Merion Capital to resolve the interest motion and Merion Capital received the merger consideration, approximately 1.6 million shares of common stock and approximately $160 million in cash, which was previously held in escrow for Merion Capital, in respect of the Merion Appraisal Shares, together with interest of approximately $9 million through the date of payment. Due to the early stages of the case, we are unable to estimate a range of loss, if any, at this time. We will continue to vigorously defend against the appraisal proceedings; however, we do not believe the result will have a material impact to us.
In September 2008, Remy filed suit against Tecnomatic in the U.S. District Court, Southern District of Indiana, Indianapolis Division (Civil Action No.: 1:08-CV-1227-SEB-JMS), titled Remy, Inc. v. Tecnomatic S.p.A. for breach of contract, among other claims, with respect to a machine Tecnomatic sold to Remy to build an engine component. In March 2011, Tecnomatic filed a lawsuit in U.S. District Court, N.D. of Illinois, against Remy, its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110 million. On September 11, 2014, Remy announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among Remy and Tecnomatic. In addition, Remy entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic is approximately $14 million. Pursuant to the Agreement and the cross licensing arrangement, Remy paid to Tecnomatic a $16 million cash payment in September 2014 and will pay a $16 million cash payment on or before March 15, 2015. Amounts remaining to be paid have been accrued in our legal and regulatory accrual during the quarter.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2014 (remaining)	$137
2015	181
2016	150
2017	125
2018	97
Thereafter	322
Total future minimum operating lease payments	$1,012
Note H — Dividends
On October 28, 2014, our Board of Directors declared cash dividends of $0.19 per share, payable on December 31, 2014, to FNF Group common shareholders of record as of December 17, 2014.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2014:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$993	$—	$—	$993	$—	$—	$—	$—	$—	$993
Other revenues	491	214	3	708	—	—	27	27	—	735
Auto parts revenues	—	—	—	—	290	—	—	290	—	290
Restaurant revenues	—	—	—	—	—	343	—	343	—	343
Revenues from external customers	1,484	214	3	1,701	290	343	27	660	—	2,361
Interest and investment income (loss), including realized gains and losses	26	—	(1)	25	—	—	(3)	(3)	—	22
Total revenues	1,510	214	2	1,726	290	343	24	657	—	2,383
Depreciation and amortization	35	48	1	84	1	14	3	18	—	102
Interest expense	—	8	24	32	5	2	(2)	5		37
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	192	24	(35)	181	(18)	(3)	(6)	(27)	—	154
Income tax expense (benefit)	69	—	4	73	(6)	—	(8)	(14)	—	59
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	123	24	(39)	108	(12)	(3)	2	(13)	—	95
Equity in earnings (loss) of unconsolidated affiliates	1	—	—	1	—	—	(8)	(8)	—	(7)
Earnings (loss) from continuing operations	$124	$24	$(39)	$109	$(12)	$(3)	$(6)	$(21)	$—	$88
Assets	$8,393	$3,608	$25	$12,026	$1,297	$682	$799	$2,778	$(29)	$14,775
Goodwill	2,253	2,219	2	4,474	262	118	103	483	—	4,957

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2013:

	Title	FNF Core Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$1,102	$—	$1,102	$—	$—	$—	$—	$—	$1,102
Other revenues	409	6	415	—	—	22	22	—	437
Auto parts revenues	—	—	—	266	—	—	266	—	266
Restaurant revenues	—	—	—	—	336	—	336	—	336
Revenues from external customers	1,511	6	1,517	266	336	22	624	—	2,141
Interest and investment income (loss), including realized gains and losses	32	1	33	—	2	(2)	—	—	33
Total revenues	1,543	7	1,550	266	338	20	624	—	2,174
Depreciation and amortization	17	(1)	16	1	13	6	20	—	36
Interest expense	—	20	20	6	2	(1)	7	—	27
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	220	(44)	176	6	—	(20)	(14)	—	162
Income tax expense (benefit)	77	(14)	63	1	—	(12)	(11)	—	52
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	143	(30)	113	5	—	(8)	(3)	—	110
Equity in earnings (loss) of unconsolidated affiliates	1	—	1	(2)	—	(13)	(15)	—	(14)
Earnings (loss) from continuing operations	$144	$(30)	$114	$3	$—	$(21)	$(18)	$—	$96
Assets	$6,998	$597	7,595	$1,241	$668	$689	$2,598	$(116)	$10,077
Goodwill	1,434	3	1,437	248	118	91	457	—	1,894

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2014:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$2,699	$—	$—	$2,699	$—	$—	$—	$—	$—	$2,699
Other revenues	1,394	632	(11)	2,015	—	—	82	82	—	2,097
Auto parts revenues	—	—	—	—	892	—	—	892	—	892
Restaurant revenues	—	—	—	—	—	1,055	—	1,055	—	1,055
Revenues from external customers	4,093	632	(11)	4,714	892	1,055	82	2,029	—	6,743
Interest and investment income (loss), including realized gains and losses	89	—	(1)	88	1	(1)	—	—	—	88
Total revenues	4,182	632	(12)	4,802	893	1,054	82	2,029	—	6,831
Depreciation and amortization	109	142	2	253	3	39	10	52	—	305
Interest expense	—	23	70	93	16	5	(3)	18		111
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	353	(34)	(90)	229	—	13	(3)	10	—	239
Income tax expense (benefit)	129	(11)	(26)	92	—	—	(13)	(13)	—	79
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	224	(23)	(64)	137	—	13	10	23	—	160
Equity in earnings (loss) of unconsolidated affiliates	3	—	—	3	—	—	(46)	(46)	—	(43)
Earnings (loss) from continuing operations	$227	$(23)	$(64)	$140	$—	$13	$(36)	$(23)	$—	$117
Assets	$8,393	$3,608	$25	$12,026	$1,297	$682	$799	$2,778	$(29)	$14,775
Goodwill	2,253	2,219	2	4,474	262	118	103	483	—	4,957

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2013:

	Title	FNF Core Corporate and Other	Total FNF Core	Remy	Restaurant Group	FNFV Corporate and Other	Total FNFV	Eliminations	Total
	(In millions)
Title premiums	$3,156	$—	$3,156	$—	$—	$—	$—	$—	$3,156
Other revenues	1,266	33	1,299	—	—	62	62	—	1,361
Auto parts revenues	—	—	—	834	—	—	834	—	834
Restaurant revenues	—	—	—	—	1,037	—	1,037	—	1,037
Revenues from external customers	4,422	33	4,455	834	1,037	62	1,933	—	6,388
Interest and investment income (loss), including realized gains and losses	107	2	109	(3)	—	—	(3)	—	106
Total revenues	4,529	35	4,564	831	1,037	62	1,930	—	6,494
Depreciation and amortization	49	1	50	3	40	11	54	—	104
Interest expense	—	52	52	16	6	(3)	19	—	71
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	662	(117)	545	7	5	(35)	(23)	—	522
Income tax expense (benefit)	236	(39)	197	2	(1)	(28)	(27)	—	170
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	426	(78)	348	5	6	(7)	4	—	352
Equity in earnings (loss) of unconsolidated affiliates	4	—	4	—	—	(24)	(24)	—	(20)
Earnings (loss) from continuing operations	$430	$(78)	$352	$5	$6	$(31)	$(20)	$—	$332
Assets	$6,998	$597	7,595	$1,241	$668	$689	$2,598	$(116)	$10,077
Goodwill	1,434	3	1,437	248	118	91	457	—	1,894

The activities of the reportable segments include the following:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.
BKFS
This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
FNFV
Remy
This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

segment also includes J. Alexander's in which we have an 87% ownership interest, which also includes the Stoney River Steakhouse and Grill concept.
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
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC. In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Remy International, Inc. ("Remy"), Ceridian HCM, Inc. and Comdata Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have six reporting segments as follows:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.
BKFS
This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
FNFV
Remy
This segment consists of the operations of Remy, in which we have a 51% ownership interest. Remy is a leading designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles.

Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's in which we have an 87% ownership interest, which also includes the Stoney River Steakhouse and Grill concept.
FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.
Recent Developments
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any FNFV Group shares from November 6, 2014 through market close on November 7, 2014.
On September 9, 2014, we filed a draft registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of J. Alexander's common stock. J. Alexander's is currently presented as part of the Restaurant Group segment. The number of shares to be offered and the price range for the proposed offering have not yet been determined. The registration statement has not yet become effective. As a result shares to be registered may not be sold nor may offers to buy be accepted prior to the time when the registration statement becomes effective.
On September 7, 2014, we entered into an agreement with Remy for a transaction (the "Spin-off"). Under the Spin-off, FNFV will combine all of the 16,342,508 shares of Remy common stock that FNFV owns and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into a newly-formed subsidiary ("New Remy").  New Remy will then be distributed to FNFV shareholders.  Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy will engage in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco ("New Holdco").  In the Spin-off, FNFV shareholders will receive an estimated total of 16,615,359 shares of New Holdco common stock, or approximately 0.18117 shares for each share of FNFV tracking stock owned.  The remaining shareholders of Remy (other than New Remy) will receive an estimated total of 15,652,824 shares, or one share of New Holdco for each share of Remy owned.  Remy currently has approximately 32 million shares of common stock outstanding and at the conclusion of the Spin-off, New Holdco will have approximately 32 million shares of common stock outstanding.  The Spin-off should be tax-free to all existing Remy and FNFV shareholders. This structure will result in New Holdco becoming the new public parent of Remy. Under the organizational documents of New Holdco, the rights of the holders of the common stock of New Holdco will be the same as the rights of holders of Remy common stock. The Spin-off is subject to customary closing conditions, including Remy shareholder approval, which based on FNFV's ownership of Remy is assured. On October 6, 2014, New Holdco filed an initial Form S-4 registration statement with the SEC, which includes a preliminary proxy statement with respect to the foregoing shareholder vote. In addition, on October 10, 2014, New Remy filed a Form S-1 registration statement with the SEC with regard to the Spin-off. Both of these filings are subject to SEC review and comment before the Remy shareholder meeting can be set. The Spin-off is expected to close in December 2014 or in the first quarter of 2015.
On August 25, 2014, we acquired a 70% ownership interest in LandCastle Title ("LandCastle"), in exchange for our agreement to fund escrow shortfalls in LandCastle's escrow accounts. At the time of the acquisition, LandCastle was a large third-party agent of FNF, operating primarily in the State of Georgia. To date, FNF's total cash contribution to LandCastle is approximately $19 million and based on our current understanding of the business could increase by approximately $0 - $10 million.
On August 19, 2014, ABRH completed a recapitalization whereby they entered into a new credit agreement for $210 million. As part of the recapitalization, ABRH's parent paid a special dividend to it's members, totaling $75 million. Of this special dividend, FNFV received $41 million. ABRH's parent also distributed its 28% ownership interest in J. Alexander's to FNFV, resulting in FNFV now directly owning 87% of J. Alexander's. See Note F for further discussion of the new credit agreement.
On August 12, 2014, we announced that Ceridian reached an agreement to exchange its subsidiary Comdata Inc. ("Comdata") with FleetCor Technologies Inc. ("FleetCor") stock in a transaction valued at approximately $3.45 billion.  After repayment of existing Comdata indebtedness and transaction related expenses, total consideration received by Ceridian will be approximately $950 million, which will be paid in approximately 7 million shares of FleetCor common stock.  FNFV owns approximately 32% of Ceridian.  Approximately $250 million of the common stock of FleetCor will be placed in an escrow account to cover potential indemnity claims as set forth in the merger agreement.  The escrowed shares will be released over a three-year period. The actual number of shares of FleetCor common stock received by Ceridian will be subject to adjustment based on the amounts of indebtedness and working capital outstanding at Comdata at the closing of the transaction as set forth in the merger agreement.  The shares of FleetCor common stock that Ceridian will receive will be subject to a six-month lockup period after closing of the transaction.  At the expiration of the six-month lockup period, Ceridian will be entitled to demand registration rights on all shares of FleetCor common stock, subject to customary limitations.  At closing of the Comdata merger FNFV will indirectly own approximately 3% of the outstanding shares of FleetCor.  The stock-for-stock transaction is expected to be tax-free for Ceridian and its shareholders. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2014.
On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock ("Old FNF common stock") was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which now trades on the New York Stock Exchange under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014.
Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. As a result of this transfer, our ownership percentage in BKFS increased to 67%. Our results for periods since June 1, 2014, reflect our now 67% ownership interest in BKFS.
On January 13, 2014, Remy acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries"). USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40 million, net of cash acquired.
On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. ("LPS"). The purchase consideration paid was $37.14 per share, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 Old FNF common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. See Note B for further discussion.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We have adopted this ASU for the interim period beginning July 1, 2014 and this update did not have a material impact on our financial statements.
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations $2 million for the nine months ending September 30, 2014. Pre-tax earnings included in discontinued operations are $1 million for the nine months ending September 30, 2014.
The results from two closed J. Alexander's locations and a settlement services company closed in the second quarter of 2013 are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for all periods presented. There were no revenues included in discontinued operations for the three months ending September 30, 2013, and $8 million for the nine months ending September 30, 2013. Pre-tax loss included in discontinued operations was $3 million for the nine months ending September 30, 2013.
Transactions with Related Parties
Our financial statements for the three and nine months ended September 30, 2013, reflect related party transactions with Fidelity National Information Services, Inc. ("FIS"), which was considered a related party until December 31, 2013. See Note A of the Notes to Condensed Consolidated Financial Statements for further details on our transactions with related parties.
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

Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has recently indicated that rates will stay at this level for a "considerable time," although there is no assurance as to how long that will be. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through the first nine months of 2014, mortgage interest rates have declined moderately. In early October, however, interest rates dropped below 4%.
As of September 17, 2014, the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2012 - 2015 in their "Mortgage Finance Forecast" (in trillions):

	2015	2014	2013	2012
Purchase transactions	$0.7	$0.6	$0.7	$0.5
Refinance transactions	0.4	0.4	1.1	1.2
Total U.S. mortgage originations forecast	$1.1	$1.0	$1.8	$1.7
As shown above, the originations in 2013 and 2012 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014, the MBA predicts a 44.4% decrease in the total market, primarily due to a 63.6% decrease in refinance transactions in 2014. Total projected originations in 2015 remain relatively consistent with those in 2014. During 2013 and through 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including 2014, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
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
In addition to state-level regulation, segments of our FNF core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform ("Dodd-Frank") and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.  Dodd-Frank also included regulation over financial services and other lending related businesses including our newly acquired BKFS business. On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for the consumer. The additional disclosure requirements are effective August 1, 2015. We have reviewed the new requirements and are reviewing and updating our policies, procedures and technology resources as appropriate. We cannot be certain what impact, if any, these new rules, or the CFPB generally, will have on our core businesses.
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013 and in 2014, we have seen seasonality trends return to historical patterns.
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
Pressure from customers to reduce prices is characteristic of the automotive supply industry. Due to the competitive nature of the business, revised terms with customers may impact Remy's ongoing profitability. Remy anticipates the impact of pricing to be in the range of 1% to 3%, consistent with prior years. Remy has taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions. Remy intends to maintain a disciplined approach to customer program pricing and may choose to exit programs with certain customers to protect margins and cash flow. As a result, Remy may choose to no longer continue programs with certain customers due to unacceptable competitive pricing or terms. To this end, Remy has chosen not to meet the demands of a major aftermarket customer due to the negative pricing and working capital impact. The customer has notified Remy of their intent to re-source the business at the end of its current contract, which expires in January 2015.  While these decisions impact net sales and operating income in the short term, Remy believes this operating discipline will help to maximize its long-term profitability. Sales to this customer were $80 million in 2013 and $68 million for the nine months ended September 30, 2014. Any loss of sales to this customer in 2015 will be partially offset, upon termination of the contract, by the sale of cores currently reflected in Prepaid expenses and other assets. Despite this likely reduction of 2015 revenues, this action will have a positive impact on Remy's net income and cash next year due to the unfavorable terms of the previous contract.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues:
Direct title insurance premiums	465	472	1,249	1,377
Agency title insurance premiums	528	630	1,450	1,779
Escrow, title-related and other fees	735	437	2,097	1,361
Restaurant revenue	343	336	1,055	1,037
Auto parts revenue	290	266	892	834
Interest and investment income	29	29	94	99
Realized gains and losses, net	(7)	4	(6)	7
Total revenues	2,383	2,174	6,831	6,494
Expenses:
Personnel costs	645	546	1,950	1,611
Agent commissions	396	482	1,098	1,352
Other operating expenses	428	329	1,289	1,020
Cost of auto parts revenue, includes $19, $19, $51, $55 of depreciation and amortization in the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 2014 and 2013, respectively	266	223	771	704
Cost of restaurant revenue	296	292	899	889
Depreciation and amortization	102	36	305	104
Provision for title claim losses	59	77	169	221
Interest expense	37	27	111	71
Total expenses	2,229	2,012	6,592	5,972
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	154	162	239	522
Income tax expense	59	52	79	170
Equity in losses of unconsolidated affiliates	(7)	(14)	(43)	(20)
Net earnings from continuing operations	$88	$96	$117	$332
 Revenues.
Total revenues increased $209 million in the three months ended September 30, 2014, compared to the 2013 period. The increase consisted of a $176 million increase at FNF Core and a $33 million increase at FNFV. Total revenues increased $337 million in the nine months ended September 30, 2014, compared to the 2013 period. The increase consisted of a $238 million increase at FNF Core and a $99 million increase at FNFV.
Total net earnings from continuing operations decreased $8 million in the three months ended September 30, 2014, compared to the 2013 period. The decrease consisted of a $5 million decrease at FNF Core and $3 million decrease at FNFV. Total net earnings from continuing operations decreased $215 million in the nine months ended September 30, 2014, compared to the 2013 period, due to a $212 million decrease at FNF Core and a $3 million decrease at FNFV.
FNF Core includes the results of operations of our Title segment and our recently acquired BKFS segment as well as the FNF Core Corporate and Other segment which includes the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
FNFV includes our share in the operations of certain equity investments, including Ceridian, as well as the results of operations of our portfolio companies including restaurant revenue from ABRH and J. Alexander's, auto parts revenue from Remy, and within FNFV corporate and other, the results of Digital Insurance and other smaller operations which are not title related.

The change in revenue from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of personnel costs and other operating expenses, which in our FNF Core businesses are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized, as well as cost of auto parts revenue and cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs that are directly attributable to the operations of Remy and the Restaurant Group are included in Cost of auto parts revenue and Cost of restaurant revenue, respectively.
Agent commissions represent the portion of premiums retained by out third-party agents pursuant to the terms of their respective agency contracts.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), appraisal fees and other cost of sales on ServiceLink product offerings and other title related products, postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable.
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
Income tax expense was $59 million and $52 million in the three-month periods ended September 30, 2014 and 2013, respectively, and $79 million and $170 million in the nine-month periods ended September 30, 2014 and 2013, respectively. Income tax expense as a percentage of earnings before income taxes was 38% and 32% for the three-month periods ended September 30, 2014 and 2013, respectively, and 33% for both the nine-month periods ended September 30, 2014 and 2013. Income taxes as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense in the nine-months ending September 30, 2014 is a $12 million income tax benefit related to our portion of $35 million equity in losses recorded during the period related to our minority investment in Ceridian.
Equity in losses of unconsolidated affiliates was $7 million and $14 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $43 million and $20 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The equity in losses in 2014 and 2013 consisted primarily of net losses related to our investment in Ceridian, which is described further at the segment level below.

FNF Core
Title
Beginning January 2, 2014, the Title segment includes the results of the transaction services business acquired with LPS.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Direct title insurance premiums	$465	$472	$1,249	$1,377
Agency title insurance premiums	528	630	1,450	1,779
Escrow, title related and other fees	491	409	1,394	1,266
Interest and investment income	28	29	89	97
Realized gains and losses, net	(2)	3	—	10
Total revenues	1,510	1,543	4,182	4,529
Expenses:
Personnel costs	479	471	1,413	1,400
Agent commissions	396	482	1,098	1,352
Other operating expenses	349	276	1,040	845
Depreciation and amortization	35	17	109	49
Provision for title claim losses	59	77	169	221
Total expenses	1,318	1,323	3,829	3,867
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$192	$220	$353	$662
Orders opened by direct title operations	481,000	474,000	1,463,000	1,789,000
Orders closed by direct title operations	348,000	410,000	985,000	1,401,000
Fee per file	$2,066	$1,807	$1,974	$1,568
Total revenues for the Title segment decreased $33 million, or 2%, in the three months ended September 30, 2014 from the 2013 period. Total revenues for the Title segment decreased $347 million, or 8%, in the nine months ended September 30, 2014 from the 2013 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
	(Dollars in millions)
Title premiums from direct operations	$465	47%	$472	43%	$1,249	46%	$1,377	44%
Title premiums from agency operations	528	53	630	57	1,450	54	1,779	56
Total title premiums	$993	100%	$1,102	100%	$2,699	100%	$3,156	100%
Title premiums decreased 10% in the three months ended September 30, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $7 million, or 1%, and a decrease in premiums from agency operations of $102 million, or 16% in the three months ended September 30, 2014. Title premiums decreased 14% in the nine months ended September 30, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $128 million, or 9%, and a decrease in premiums from agency operations of $329 million, or 18% in the nine months ended September 30, 2014.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Opened title insurance orders from purchase transactions (1)	59.7%	56.3%	58.2%	44.3%
Opened title insurance orders from refinance transactions (1)	40.3	43.7	41.8	55.7
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	61.6%	49.7%	58.6%	39.7%
Closed title insurance orders from refinance transactions (1)	38.4	50.3	41.4	60.3
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in 2014, primarily due to a decrease in closed order volumes as compared to the prior quarter, partially offset by an increase of $21 million and $62 million in the three and nine months ended September 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. Also offsetting the decline in orders was an increase in commercial revenue from the 2013 period and increase in the commercial fee per file. The decrease in order volumes was primarily related to a significant decrease in refinance transactions since the fourth quarter of 2013. In 2013, refinance transactions represented more than 60% of our total closed orders versus approximately 40% in 2014. Closed order volumes were 348,000 in the three months ended September 30, 2014 compared with 410,000 in the three months ended September 30, 2013 and were 985,000 in the nine months ended September 30, 2014 compared with 1,401,000 in the nine months ended September 30, 2013. Although there was a decrease in closed order volumes in 2014, this was partially offset by a 14% increase in the fee per file in the three month period and a 26% increase in the fee per file in the nine month period. The average fee per file in our direct operations was $2,066 and $1,974 in the three and nine months ended September 30, 2014, respectively, compared to $1,807 and $1,568 in the three and nine months ended September 30, 2013, respectively, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The decrease in title premiums from agency operations is primarily the result of the overall decline in real estate activity since the prior quarter. The decrease was consistent with the decrease in direct operations, except that the direct operations benefited from the addition of the transaction services business acquired from LPS on January 2, 2014, as discussed above.
Escrow, title related and other fees increased by $82 million, or 20% in the three months ending September 30, 2014 from 2013 and increased by $128 million, or 10% in the nine months ending September 30, 2014 from 2013. Escrow fees, which are more directly related to our direct operations, decreased $20 million, or 11%, in the three months ended September 30, 2014 compared to the 2013 period and decreased $121 million, or 22%, in the nine months ended September 30, 2014 compared to the 2013 period. In both periods the decrease is consistent with the decrease in direct title premiums. The decrease in Escrow fees was offset by the addition of $12 million and $35 million in the three and nine months ended September 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. Other fees in the Title segment, excluding escrow fees, increased $102 million, or 44%, in the three months ended September 30, 2014 compared to the 2013 period and increased $249 million, or 35%, in the nine months ended September 30, 2014 compared to the 2013 period. The increase in other fees was primarily due to the addition of $129 million and $378 million in the three and nine months ended September 30, 2014, respectively, related to the transaction services business acquired from LPS on January 2, 2014. The increase in other fees was offset by decreases in direct operations.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income remained flat in the three months ended September 30, 2014 compared to the 2013 period and decreased $8 million in the nine months ended September 30, 2014 compared to the 2013 period. The decrease is due primarily to decreases in market interest rates and in turn lower bond yields during the nine months ended September 30, 2014 from the 2013 period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $8 million, or 2% increase in the three-month period ended September 30, 2014 compared to the 2013 period is due to additional expense related to the Transaction Services business acquired from LPS in January 2014, severance expense of $2 million and an accrual for expected bonuses to be paid on our synergy bonus program of

$3 million recorded in the quarter. These increases were offset by lower personnel costs in the remainder of our Title segment due to lower revenues and order volumes. The $13 million or 1% increase recorded during the nine-month period ended September 30, 2014 related to severance expense of $18 million and an accrual for expected bonuses to be paid on our synergy bonus program of $28 million, offset by decreases in personnel costs due to decreased staffing levels consistent with the change in order volumes. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 50% and 53% for the three and nine-month periods ended September 30, 2014 and 53% for both the three and nine-month periods ended September 30, 2013. Average employee count in the Title segment was 19,550 and 20,190 in the three-month periods ended September 30, 2014 and 2013, respectively, and 18,928 and 19,722 in the nine-month periods ended September 30, 2014 and 2013, respectively. The decrease in both the three and nine months during the 2014 period includes reductions in headcount as a result of synergies realized with the merger of the LPS transaction services business with the historical title business, offset by an increase of 2,668 employees from the LPS acquisition in January 2014. The reduction in personnel during 2014 also relate to decreases in orders and revenues.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $73 million, or 26% in the three months ending September 30, 2014 from 2013 and increased by $195 million, or 23% in the nine months ending September 30, 2014 from 2013. Other operating expenses increased in both periods due to the addition of the transaction services business acquired from LPS. Also affecting the nine-month period ended September 30, 2014 were $39 million of transaction costs related to the LPS acquisition offset by an $8 million reduction to our accrual for premium taxes due to a statutory contingency resolved during the period.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained consistent since 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014	%	2013	%	2014	%	2013	%
	(Dollars in millions)
Agent premiums	528	100%	630	100%	$1,450	100%	$1,779	100%
Agent commissions	396	75%	482	77%	1,098	76%	1,352	76%
Net retained agent premiums	$132	25%	$148	23%	$352	24%	$427	24%
Depreciation and amortization increased $18 million and $60 million in the three and nine months ended September 30, 2014 from the 2013 periods, respectively. The increases in both periods are mainly due to additional amortization related to the LPS acquisition. In the three and nine months ended September 30, 2014, $21 million and $64 million of incremental depreciation and amortization was recorded on assets acquired as a result of being marked to estimated fair value in purchase accounting.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective April 1, 2014, we revised our loss provision rate to 6% from 7% primarily due to favorable development on more recent policy year claims.
The claim loss provision for title insurance was $59 million and $77 million for the three-month periods ended September 30, 2014 and 2013, respectively, and reflects an average provision rate of 6% and 7% of title premiums, respectively. The claim loss provision for title insurance was $169 million and $221 million for the nine-month periods ended September 30, 2014 and 2013, respectively, and reflects an average provision rate of 6.3% and 7% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

BKFS
The results of this segment reflected in the three and nine months ended September 30, 2014, reflect results of BKFS and subsidiaries, which were initially consolidated on January 2, 2014, the date on which we acquired LPS.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In millions)
Revenues:
Total revenues	$214	632
Expenses:
Personnel costs	96	342
Other operating expenses	38	159
Depreciation and amortization	48	142
Interest expense	8	23
Total expenses	190	666
Earnings (loss) from continuing operations before income taxes	$24	$(34)
The results of the BKFS segment were negatively affected by costs related to the acquisition and integration of LPS by FNF since January 2, 2014. During the three months ending September 30, 2014, the results of BKFS contain $3 million of transaction expenses and a $3 million accrual for merger related litigation, which were included in other operating expenses. Included within personnel costs in the three months ending September 30, 2014 were $1 million in severance expenses relating to the acquisition and a $3 million expense to accrue for expected bonuses under our synergy bonus program. Depreciation and amortization for the three months ending September 30, 2014 includes $25 million in incremental purchase price amortization related to assets acquired with LPS and marked to estimated fair value in purchase accounting.
During the nine months ending September 30, 2014, the results of BKFS contain $40 million of transaction expenses and $11 million for merger related litigation, which were included in other operating expenses. Included within personnel costs in the nine months ending September 30, 2014 were $27 million in severance expenses relating to the acquisition and $28 million expense to accrue for expected bonuses under our synergy bonus program. Depreciation and amortization for the nine months ending September 30, 2014 includes $73 million related to assets acquired with LPS and marked to fair value in purchase accounting.
Excluding these merger related costs, earnings from continuing operations before income taxes in the three and nine months ending September 30, 2014 was $59 million and $145 million, respectively, for the BKFS segment.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Core Corporate and Other segment generated revenues of $2 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and $(12) million and $35 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in both periods is due to the elimination of software license fees between our BKFS segment and our Title segment, which we began eliminating upon the acquisition of LPS in 2014.
Other operating expenses in the FNF Core Corporate and Other segment were $3 million and $24 million for the three months ended September 30, 2014 and 2013, respectively, and $(13) million and $77 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the three month period is due to a $20 million accrual related to an employment litigation matter and $3 million in transaction costs related to the LPS acquisition in the 2013 period. The decrease in the nine month period includes a $29 million allocation of transaction costs from the FNF Core Corporate segment to BKFS. The decrease in both periods is also due to the elimination of software license fees between our BKFS segment and our Title segment, which we began eliminating upon the acquisition of LPS in 2014.
Interest expense was $24 million and $20 million for the three months ended September 30, 2014 and 2013, respectively, and $70 million and $52 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in both 2014 periods is due to additional borrowings in January 2014 to finance the acquisition of LPS.
This segment generated pretax losses of $35 million and $44 million for the three months ended September 30, 2014 and 2013, respectively, and $90 million and $117 million for the nine months ended September 30, 2014 and 2013, respectively, with the change due to the reasons discussed above, primarily the change in Other operating expenses.

Remy	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Auto parts revenue	$290	$266	$892	$834
Interest and investment income	—	1	1	1
Realized gains and losses, net	—	(1)	—	(4)
Total revenues	290	266	893	831
Expenses:
Personnel costs	20	19	63	65
Cost of auto parts revenue, includes $19, $19, $51, $55 of depreciation and amortization in the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 2014 and 2013, respectively	266	223	771	704
Other operating expenses	16	11	40	36
Depreciation and amortization	1	1	3	3
Interest expense	5	6	16	16
Total expenses	308	260	893	824
Earnings from continuing operations before income taxes	$(18)	$6	$—	$7
Auto parts revenues increased $24 million, or 9% in the three months ending September 30, 2014, from 2013, due to increased volume of $28 million, including an additional $8 million in revenues from the newly acquired USA Industries as well as $3 million in favorable foreign currency translation effect; these increases were partially offset by negative pricing impact of $7 million. Auto parts revenues increased $58 million, or 7% in the nine months ending September 30, 2014, from 2013, due primarily to increased volume of $69 million including an additional $24 million in revenues from the newly acquired USA Industries as well as $8 million in favorable foreign currency translation effect, offset by negative pricing impact of $17 million.
Cost of auto parts revenue increased $43 million, or 19%, in the three months ending September 30, 2014, from 2013, and increased $67 million, or 10%, in the nine months ending September 30, 2014, from 2013, due to higher sales volumes related to the acquisition of USA Industries. Remy also incurred $19 million in other costs related to a litigation settlement of the Tecnomatic matter during the three months ended September 30, 2014. Remy recorded a step-up on finished goods inventory relating to the acquisition of USA Industries of $4 million in the nine months ending September 30, 2014.
Also affecting the nine months ending September 30, 2013 was a $7 million charge to Personnel costs during the first quarter of 2013 for a one-time executive separation payment made to Remy's former Chief Executive Officer and President pursuant to the terms of a Transition, Noncompetition and Release Agreement, effective February 28, 2013.

Restaurant Group	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues:
Restaurant revenue	$343	$336	$1,055	$1,037
Realized gains and losses, net	—	2	(1)	—
Total revenues	343	338	1,054	1,037
Expenses:
Personnel costs	19	16	52	47
Cost of restaurant revenue	296	292	899	889
Other operating expenses	15	15	46	50
Depreciation and amortization	14	13	39	40
Interest expense	2	2	5	6
Total expenses	346	338	1,041	1,032
Earnings from continuing operations before income taxes	$(3)	$—	$13	$5

Total revenues for the Restaurant group segment increased $5 million, or 1%, in the three months ended September 30, 2014, from the 2013 period and increased $17 million, or 2% in the nine months ended September 30, 2014, from the 2013 period.
Earnings from continuing operations before income taxes decreased $3 million in the three months ending September 30, 2014, from the 2013 period. Earnings from continuing operations before income taxes increased $8 million in the nine months ending September 30, 2014 from the 2013 period mainly due to the results of the Restaurant group segment in 2013 being negatively affected by a $2 million impairment charge related to the closing of one J. Alexander's location and one Max & Erma's location, which was included in Realized gains and losses, net and $10 million in transaction and integration costs included in Other operating expenses in the 2013 period.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, Cascade Timberlands and other smaller operations. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments.
The FNFV Corporate and Other segment generated revenues of $24 million and $20 million for the three months ending September 30, 2014 and 2013, respectively, and generated revenues of $82 million and $62 million for the nine months ending September 30, 2014 and 2013, respectively.
Revenues increased $4 million, or 20% in the three months ending September 30, 2014 from 2013, and $20 million, or 32% in the nine months ending September 30, 2014 from 2013, which includes an increase of $6 million and $13 million in the three and nine months ending September 30, 2014 from 2013 at Digital Insurance. Digital Insurance made several acquisitions during 2013 and 2014, which account for this growth in revenue.
Personnel costs were $22 million and $32 million, for the three months ended September 30, 2014 and 2013, respectively, and were $61 million and $77 million, for the nine months ended September 30, 2014 and 2013, respectively. The decrease in both periods is primarily due to 2013 including $8 million and $16 million of additional expense recorded in the three and nine months ended September 30, 2013, respectively, related to the accrual for our LTIP, offset by slight increases in personnel costs at Digital Insurance.
This segment generated pretax losses of $6 million and $20 million for the three months ended September 30, 2014 and 2013, respectively, with the change due to the increase in revenues and decrease in personnel costs as described above. This segment generated pretax losses of $3 million and $35 million for the nine months ended September 30, 2014 and 2013, respectively, with the change due to the increase in revenues and decrease in personnel costs as described above.
Equity in losses in unconsolidated affiliates was $8 million and $13 million for the three months ended September 30, 2014 and 2013, respectively and was $46 million and $24 million for the nine months ended September 30, 2014 and 2013, respectively. The equity in losses of unconsolidated affiliates for the nine-months ending September 30, 2014 includes twelve months of Ceridian's results, as in the first quarter of 2014 we transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the results for the nine month period ending September 30, 2014 includes $34 million in losses, which represents our portion of Ceridian's net losses for the twelve month period ending September 30, 2014. Included in our results for the nine-month period ended September 30, 2014 are losses of $21 million, net of taxes, primarily related to the settlement of Ceridian's U.S. Fueling Merchants lawsuit. The nine months ending September 30, 2013 includes our 32% share of a $10 million, net of tax, charge to write off a deferred tax asset at Ceridian.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.18 per share for the third quarter of 2014, or approximately $50 million to our FNF Group common shareholders. On October 28, 2014, our Board of Directors declared cash dividends of $0.19 per share, payable on December 31, 2014, to FNF Group common shareholders of record as of December 17, 2014. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2013, $1,909 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2014, our title subsidiaries could pay or make distributions to us of approximately $114 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On June 30, 2014, we completed the creation of a tracking stock for our portfolio company investments, now known as FNFV. The primary FNFV investments include our equity interests in Remy, ABRH, J. Alexander's, Ceridian, and Digital Insurance. We provided $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used for investment purposes, repurchasing FNFV stock or other general corporate purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives and/or conserving cash.
Our cash flows provided by operations for the nine months ended September 30, 2014 and 2013 totaled $284 million and $344 million, respectively. The decrease of $60 million is primarily due to the payment of $45 million in transaction costs relating to the acquisition of LPS, bonus payments of $88 million relating to payments under our LTIP and our synergy bonus program, $42 million in severance payments relating to the LPS acquisition and $48 million in payments made for certain legal matters relating to historic LPS matters. These cash outflows were offset by tax refunds of $62 million on LPS acquisition costs and incremental cash flows from the operations of LPS.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $144 million and $116 million for the nine-month periods ended September 30, 2014 and 2013, respectively, with the increase related to expenditures on capitalized software at BKFS, acquired with LPS on January 2, 2014.
Financing. For a description of our financing arrangements see Note F included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2013, we saw seasonality trends return to historical patterns. During 2013 and 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
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

During the second quarter of 2014, we entered into an investment commitment for $40 million; as of September 30, 2014, we have invested $16 million, with the remaining $24 million to be made in the future.
Capital Stock Transactions. On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any FNFV Group shares from November 6, 2014 through market close on November 7, 2014.
On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. We issued 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
On January 2, 2014, we completed the purchase of LPS. As part of the consideration, $839 million or 25,920,078 shares of Old FNF common stock was issued to LPS stockholders. See Note B for further information on the acquisition of LPS.
On October 24, 2013, we offered 17,250,000 shares of our Old FNF common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was subsequently exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS acquisition on January 2, 2014.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares during the three or nine months ended September 30, 2014. Subsequent to September 30, 2014 through market close on November 7, 2014, we did not purchase any additional shares. Since the original commencement of the plan on August 1, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2014 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

Item 6. Exhibits
     (a) Exhibits:

10.1	Form of Notice of Long-Term Investment Success Performance Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan.

10.2	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement Under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014.

10.3	Term Loan Credit Agreement, dated as of August 19, 2013, among ABRH ,LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2014	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of Notice of Long-Term Investment Success Performance Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan

10.2	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement Under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014.

10.3	Term Loan Credit Agreement, dated as of August 19, 2013, among ABRH ,LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.