Form 10-K
period 2014-12-31
Fidelity National Financial, Inc.
filed 2015-03-02
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the Old FNF common stock held by non-affiliates of the registrant as of June 30, 2014 was $8,712,752,860 based on the closing price of $32.76 as reported by the New York Stock Exchange.

As of February 28, 2015 there were 279,934,287 shares of FNF Group common stock outstanding and 92,405,120 shares of FNFV Group common stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2014, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2014, we had the following reporting segments:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services ("LPS"), now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.

•
BKFS. This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.

•
FNF Core Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the J. Alexander's and Stoney River Steakhouse and Grill concepts.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as Digital Insurance in which we own 96% and other smaller operations which are not title related.

Acquisition of Lender Processing Services, Inc
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share of LPS common stock, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in Old FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 Old FNF common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. See Note B to our Consolidated Financial Statements for further discussion.
In connection with the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., "Black Knight"). Black Knight has two operating businesses, ServiceLink Holdings, LLC ("ServiceLink") and Black Knight Financial Services, LLC ("BKFS"). We retained a 65% ownership interest in each of the subsidiaries and issued the remaining 35% ownership interest to funds affiliated with Thomas H. Lee Partners, and certain related entities on January 3, 2014. Effective June 1, 2014, we completed an internal reorganization to contribute our subsidiary Property Insight, a company which provides information used by title insurance underwriters, title agents and closing attorneys to underwrite title insurance policies for real property sales and transfer, from our Title segment to BKFS. As a result of this transfer, our ownership percentage in BKFS increased to 67%. Our results for periods since June 1, 2014, reflect our now 67% ownership interest in BKFS.

Competitive Strengths
We believe that our competitive strengths position us well to take advantage of future changes to the real estate market.
We believe that our competitive strengths include the following:
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
Title
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2014, our insurance companies had a 32.8% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
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
BKFS
Market leadership with comprehensive and integrated solutions. BKFS is a leading provider of comprehensive and integrated solutions to the mortgage industry. BKFS' solutions are utilized by 21 of the top 25 largest mortgage originators and all of the top 25 largest U.S. mortgage servicers as of June 30, 2014 according to the National Mortgage News Report, service over 50% of all U.S. first lien mortgages as of December 31, 2014 according to the BKFS Mortgage Monitor Report, and operate one of the industry’s largest exchanges connecting originators, agents, settlement services providers and investors. BKFS believes its leadership position is, in part, the result of its unique expertise and insight developed from over 50 years serving the needs of customers in the mortgage industry. BKFS has used this insight to develop an integrated and comprehensive suite of proprietary technology, data, and analytics solutions to automate many of the mission-critical business processes across the entire mortgage loan life cycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and ultimately deliver significant cost savings to its clients.

Broad and deep client relationships with significant recurring revenue. BKFS has deep and long-standing relationships with its largest clients. BKFS' average relationship with its top 10 servicer clients is over 25 years, and these clients utilize an average of 6 products across its comprehensive solutions. BKFS typically enters into long-term contracts with its clients and its products are typically embedded within its clients’ mission-critical workflow and decision processes across various parts of their organizations. As a result, BKFS has developed recurring and long-lasting relationships with its clients. Given these deep relationships, BKFS believes that it is well-positioned to continue to develop and cross-sell new products and services that will meet the evolving needs of the mortgage industry.
Scalable and cost effective operating model. BKFS believes it has a highly attractive and scalable operating model derived from its market leadership, hosted technology platforms and the large number of clients it serves across the mortgage industry. BKFS' scalable operating model provides it with significant benefits. BKFS' scale and operating leverage allows it to add incremental clients to its existing platforms with limited incremental cost. As a result, BKFS' operating model drives attractive margins and generates significant cash flow. Also, by leveraging its scale and leading market position, it is able to make cost effective investments in its technology platform to meet evolving regulatory and compliance requirements, further increasing its value proposition to clients.
World class management team with depth of experience and track record of success. BKFS' management team has an average of over 20 years of experience in the banking technology and mortgage processing industries and a proven track record of strong execution capabilities. Following the acquisition of LPS, BKFS has significantly improved its operations and enhanced its go-to-market strategy, further integrated its technology platforms, expanded its data and analytics capabilities and introduced several new innovative products. BKFS executed all of these projects while delivering attractive revenue growth and strong profitability.
Strategy
Title
Our strategy in the title business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to do the following:

•
Continue to operate multiple title brands independently.  We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include Fidelity National Title, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Alamo Title, and National Title of New York Inc. In our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with a particular brand and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

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

•
Maintain values supporting our strategy.  We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our employees and agents seek to operate independently and maintain profitability at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership support this goal.

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
BKFS
BKFS' comprehensive and integrated technology platforms, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable it to pursue multiple growth opportunities. BKFS intends to continue to expand its business and grow through the following key strategies:

•
Further penetration of its solutions with existing clients. BKFS believes its established client base presents a substantial opportunity for growth. BKFS seeks to capitalize on the trend of standardization and increased adoption of leading third-party solutions and increase the number of solutions provided to its existing client base. BKFS intends to broaden and deepen its client relationships by cross-selling its suite of end-to-end technology solutions, as well as its robust data and analytics. BKFS has established incentives within its sales force, as well as a core team of account managers, to encourage cross-selling of its full range of solutions to its existing clients. By helping its clients understand the full extent of its comprehensive solutions and the value of leveraging the multiple solutions that it offers, BKFS believes it can expand its existing relationships by freeing its clients to focus on their core businesses and their customers.

•
Win new clients in existing markets. BKFS intends to attract new clients in the mortgage industry by leveraging the value proposition provided by its technology platform and comprehensive solutions offering. In particular, BKFS believes there is a significant opportunity to penetrate the underserved mid-tier mortgage originators and servicers market. BKFS believes that these institutions can benefit from its proven solutions suite in order to address increasingly complex regulatory requirements and compete more effectively in the evolving mortgage market. BKFS intends to continue to pursue this channel and benefit from the low incremental cost of adding new customers to its scaled technology infrastructure.

•
Continue to innovate and introduce new solutions. BKFS' long-term vision is to be the industry leading provider for participants of the mortgage industry for their platform, data, and analytic needs. BKFS intends to enhance what it believes is a leadership position in the industry by continuing to innovate its solutions and refine the insight it provides to its clients. BKFS has a strong track record of introducing and developing new solutions that span the mortgage loan life cycle, are tailored to specific industry trends and that enhance its clients’ core operating functions. By working in partnership with key clients, BKFS has been able to develop and market new and advanced solutions to its client base that meet the evolving demands of the mortgage industry. In addition, BKFS will continue to develop and leverage insights from its large public and proprietary data assets to further improve its customer value proposition.

•
Powerful focus and dedication to staying up-to-date with regulatory requirements. BKFS has dedicated significant technological and management resources to build and maintain a regulatory infrastructure and human capital base to assist its clients with increased regulatory oversight and requirements. BKFS is able to leverage its consistent investment in this area through its software as a service ("Saas") technology solutions and its market-leading scale. BKFS intends to continue its strategy of building and investing in solutions that help its clients with the regulatory environment.

FNFV
On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. Through FNFV we actively manage a group of companies and investments with a net asset value of approximately $1.3 billion as of December 31, 2014. The businesses within FNFV primarily consist of our majority ownership positions in ABRH, J. Alexander's, and Digital Insurance and our 32% minority investment in Ceridian. Our strategy for the Group is to continue our activities with respect to such business investments to achieve superior financial performance, maximize and ultimately monetize the value of those assets and to continue to pursue similar investments in businesses and to grow and achieve superior financial performance with respect to such newly acquired businesses.
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
On February 19, 2015, we announced our intention to pursue a tax-free spin-off of J. Alexander's to FNFV shareholders.
FNFV Corporate and Other
On December 31, 2014, we closed the previously announced distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As part of the Spin-off, FNFV combined all of the

16,342,508 shares of Remy common stock that FNFV owned and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into New Remy. Immediately following the Spin-off, New Remy and Remy International, Inc. ("Old Remy") engaged in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco Corp. ("New Remy Holdco"). In the Spin-off, FNFV shareholders ultimately received a total of approximately 16.6 million shares of New Remy Holdco common stock, or approximately 0.17879 shares of New Remy Holdco common stock for each share of FNFV that they owned. As a result of the spin-off, the operations of Remy are now presented in discontinued operations for all periods presented. This spin-off was tax free to FNFV shareholders.
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
In the future, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to, or synergistic with, our core operating segments. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally our goal is to acquire quality companies that are well-positioned in their respective industries, run by best in class management teams in industries that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry leading companies and also our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
There can be no assurance that any suitable opportunities will arise or that any particular transaction will be completed. We have made a number of acquisitions over the past three years to strengthen and expand our service offerings and customer base in our various businesses, and to expand into other businesses or where we otherwise saw value.
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2014 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry has decreased from its highest at $17.8 billion in 2005 to $13.4 billion in 2013, which is a $1.2 billion increase from 2012. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
Most real estate transactions consummated in the U.S. require the use of title insurance by a lending institution before the transaction can be completed. Generally, revenues from title insurance policies are directly correlated with the value of the property underlying the title policy, and appreciation or depreciation in the overall value of the real estate market are major factors in total industry revenues. Industry revenues are also driven by factors affecting the volume of real estate closings, such as the state of the economy, the availability of mortgage funding, and changes in interest rates, which affect demand for new mortgage loans and refinancing transactions. Both the volume and the average price of residential real estate transactions declined from 2007-2011. Beginning in 2008 and continuing through 2011, the mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions. Multiple banks failed during this time, reducing the capacity of the mortgage industry to make loans. Since this time, lenders have tightened their underwriting standards which has made it more difficult for buyers to qualify for new loans. However, during this same period, interest rates declined to historically low levels, which spurred higher refinance activity in the period 2009 through 2012. During 2013 and continuing through 2014, refinance activity declined due to rising interest rates; however, we experienced an increase in the purchase volume and average price of residential real estate. Overall, our title premiums declined in 2014 compared to 2013.Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
 The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 87% of net premiums written in 2013. Approximately 30 independent title insurance companies accounted for the remaining 13% of net premiums written in 2013. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.

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
In real estate transactions financed with a mortgage, virtually all real property mortgage lenders require their borrowers to obtain a title insurance policy at the time a mortgage loan is made. This lender’s policy insures the lender against any defect affecting the priority of the mortgage in an amount equal to the outstanding balance of the related mortgage loan. An owner’s policy is typically also issued, insuring the buyer against defects in title in an amount equal to the purchase price. In a refinancing transaction, only a lender’s policy is generally purchased because ownership of the property has not changed. In the case of an all-cash real estate purchase, no lender’s policy is issued but typically an owner’s title policy is issued.
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
The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property. The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time, however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payments on the mortgage loan. A title insurer also generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.
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

Direct and Agency Operations.  We provide title insurance services through our direct operations and through independent title insurance agents who issue title policies on behalf of our title insurance companies. Our title insurance companies determine the terms and conditions upon which they will insure title to the real property according to our underwriting standards, policies and procedures.
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
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search and examination from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2014, we transact business with approximately 5,000 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,727	47.0%	$1,800	43.4%	$1,732	45.2%
Agency	1,944	53.0	2,352	56.6	2,101	54.8
Total title insurance premiums	$3,671	100.0%	$4,152	100.0%	$3,833	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including collection and trust activities, trustee's sales guarantees, recordings and reconveyances, and home warranty services. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included our Title segment represented approximately 32.8%, 27.1%, and 28.9% of our revenues in 2014, 2013, and 2012, respectively.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance protects us from a loss from a single loss occurrence. Through March 1, 2015, our excess of loss coverage is split into two tiers. The first tier provides coverage for residential and commercial transactions up to $100 million per loss occurrence, subject to a $20 million retention per loss. The second tier provides additional coverage for commercial transactions in excess of $100 million of loss per occurrence up to $400 million per occurrence, with the Company participating at approximately 10%. We are currently in process of negotiating the terms and conditions of our 2015 - 2016 coverages, but do not expect there to be substantial changes in the terms and conditions.
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
Competition.  Competition in the title insurance industry is based primarily on expertise, service and price. In addition, the financial strength of the insurer has become an increasingly important factor in decisions relating to the purchase of title insurance, particularly in multi-state transactions and in situations involving real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. Several of our smaller competitors have closed their operations in the past few years as a result of the significant decrease in activity in the residential real estate market. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2014, the combined statutory unearned premium reserve required and reported for our title insurers was $1,736 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
 As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on and repayment of principal of any debt obligations, and to pay any dividends to our shareholders. The payment of dividends or other distributions to us by our insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net income of the insurer during the prior calendar year.
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2015, our directly owned title insurers can pay dividends or make distributions to us of approximately $236 million without prior regulatory approval; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.

The combined statutory capital and surplus of our title insurers was approximately $1,472 million and $1,409 million as of December 31, 2014 and 2013, respectively. The combined statutory earnings of our title insurers were $276 million, $352 million, and $281 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2014.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2014.
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
Title Insurance Ratings
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

	S&P	Moody’s	A.M. Best
FNF family of companies	A	A3	A-
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:

•
An S&P "A" rating is the third highest rating of 17 ratings for S&P. S&P states that an “A” rating means that, in its opinion, the insurer is highly likely to have the ability to meet its financial obligations.

•	A Moody's "A3" rating is the fourth highest rating of 21 ratings for Moody's. Moody's states that insurance companies rated “A3” offer good financial security.

•
An A.M. Best "A-" rating is the fourth highest rating of 17 ratings for A.M. Best. A.M. Best states that its “A- (Excellent)” rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policyholders.

Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A'
Chicago Title Insurance Company	A''
Commonwealth Land Title Insurance Company	A'
Fidelity National Title Insurance Company	A'
National Title Insurance of New York	A'
 Demotech states that its ratings of "A"(A double prime)" and "A' (A prime)" reflect its opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned either of those ratings possess "Unsurpassed" financial stability related to maintaining positive surplus as regards policyholders. The "A'' (A double prime)" and "A' (A prime)" ratings are the two highest ratings of Demotech's five ratings.
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
BKFS
Our BKFS segment offers technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage. Our customers use our technology and services to reduce their operating costs, improve their customer service and enhance the quality and consistency of various aspects of their mortgage servicing. We continually work with our customers to customize and integrate our software and services in order to assist them in achieving the value proposition that we offer to them.
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
The U.S. mortgage market has seen significant change over the past few years and is expected to continue to evolve going forward. Increased origination volatility and key regulatory actions arising from the recent financial crisis, such as the Dodd-Frank Act and the establishment of the Consumer Financial Protection Bureau (the "CFPB"), impose new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek technology solutions that facilitate compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.
The current market conditions for BKFS' services include the following:
Increased regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them to comply with the increased regulatory oversight and burdens.
Lenders increasingly focused on core operations. As a result of greater regulatory scrutiny and the higher cost of doing business, we believe lenders have become increasingly focused on their core operations and customers. We believe lenders are increasingly shifting from affiliate business models and in-house technologies to solutions with third-party providers who can provide better technology and services more efficiently. Lenders require these vendors to provide best-in-class technology and deep domain expertise and to assist them in maintaining regulatory compliance. We believe that very few of these providers have the scale and regulatory infrastructure to meet both the technological efficiency and high regulatory standards that lenders require.
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines. We believe that vendors must be able to support the complexity in the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders.

Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they increasingly rely on data and analytics to integrate with technologies that enhance the decision making process. These industry participants rely on large comprehensive third party databases coupled with enhanced analytics to achieve these goals.
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
Technology and Research and Development
Title Business
 As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant regulatory requirements, frequent new product and service introductions, and evolving industry standards. We believe that our future success depends in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our title segment service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We continue to improve the process of ordering title and escrow services and improve the delivery of our products to our customers. In order to meet new regulatory requirements, we also continue to expand our data collection and reporting abilities. We have made enhancements to certain of our systems to comply with the CFPB’s Integrated Mortgage Disclosure rules that will go into effect on August 1, 2015.
BKFS
Our research and development activities relate primarily to the design, development and enhancement of our processing systems and related software applications. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our clients, and to enhance the capabilities surrounding our infrastructure. We work with our clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services. We have made enhancements to certain of our systems products, including a web-based solution designed to support lender and service provider efforts to comply with the CFPB’s Integrated Mortgage Disclosure rules that will go into effect on August 1, 2015.
Investment Policies and Investment Portfolio
 Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. The various states in which we operate our underwriters regulate the types of assets that qualify for purposes of capital, surplus, and statutory unearned premium reserves. Our investment policy specifically limits duration and non-investment grade allocations in the FNF core fixed-income portfolio. Maintaining shorter durations on the investment portfolio allows for the mitigation of interest rate risk. Equity securities and preferred stock are utilized to take advantage of perceived value or for strategic purposes. Due to the magnitude of the investment portfolio in relation to our claims loss reserves, durations of investments are not specifically matched to the cash outflows required to pay claims.
As of December 31, 2014 and 2013, the carrying amount of total investments, which approximates the fair value, excluding investments in unconsolidated affiliates, was $3.9 billion and $3.4 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2014 and 2013:

	December 31,
	2014				2013
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$373	11.7%	$379	11.7%	$377	12.4%	$388	12.5%
Aa/AA	701	22.0	721	22.1	668	22.0	690	22.2
A	1,061	33.3	1,085	33.4	1,032	34.0	1,056	34.0
Baa/BBB	764	24.0	778	24.0	787	25.9	803	25.8
Ba/BB/B	186	5.8	184	5.7	87	2.9	85	2.7
Lower	60	1.9	60	1.8	84	2.8	87	2.8
Other (2)	41	1.3	41	1.3	1	—	1	—
	$3,186	100.0%	$3,248	100.0%	$3,036	100.0%	$3,110	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2014
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$307	10.4%	$309	10.2%
After one year through five years	2,035	68.7	2,077	68.7
After five years through ten years	508	17.1	521	17.2
After ten years	13	0.4	13	0.4
Mortgage-backed/asset-backed securities	101	3.4	105	3.5
	$2,964	100%	$3,025	100%
At December 31, 2014, all of our mortgage-backed and asset-backed securities are rated AAA by Moody's. The mortgage-backed and asset-backed securities are made up of $65 million of agency-backed mortgage-backed securities, $25 million of agency-backed collateralized mortgage obligations, and $15 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity. Fixed maturity securities with an amortized cost of $1,772 million and a fair value of $1,796 million were callable or had make-whole call provisions at December 31, 2014.
Our equity securities at December 31, 2014 and 2013 consisted of investments with a cost basis of $72 million and $71 million, respectively, and fair value of $145 million and $136 million, respectively.
At December 31, 2014 and 2013, we also held $770 million and $357 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian.
 As of December 31, 2013, Other long-term investments included structured notes at a fair value of $38 million, which were purchased in the third quarter of 2009. During the third quarter of 2014, all of our outstanding structured notes matured and we received $39 million in cash upon maturity, resulting in a net realized gain of $1 million for the year ending December 31, 2014. We held no structured notes at December 31, 2014. Also included in Other long-term investments were investments accounted for using the cost method of accounting of $144 million and $124 million, as of December 31, 2014 and 2013, respectively.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2014 and 2013, short-term investments amounted to $334 million and $26 million, respectively.

Our investment results for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
	(Dollars in millions)
Net investment income (1)	$139	$147	$163
Average invested assets	$3,819	$3,627	$3,698
Effective return on average invested assets	3.6%	4.1%	4.4%
______________________________________

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
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
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$567	15.4%	$597	14.4%	496	12.9
California	552	15.0	632	15.2	$660	17.2%
New York	289	7.9	305	7.4	282	7.4
Florida	286	7.8	316	7.6	255	6.6
Illinois	214	5.8	222	5.3	183	4.8
All others	1,762	48.1	2,080	50.1	1,957	51.1
Totals	$3,671	100.0%	$4,152	100.0%	$3,833	100.0%
Our Restaurant Group operates and franchises restaurants in 42 states throughout the United States. All of our Restaurant Group's revenues are generated in those states.
Employees
As of January 24, 2015, we had 56,883 full-time equivalent employees, which includes 19,289 in our Title segment, 32,778 in our Restaurant Group segment, 4,124 in the BKFS segment and 692 in our remaining businesses. We monitor our staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Financial Information by Operating Segment
For financial information by operating segment, see Note S of the Notes to Consolidated Financial Statements.
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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the States of Texas and California are the source of approximately 15.2% and 15.0%, respectively, of our title insurance premiums;

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
Goodwill aggregated approximately $4,721 million, or 34.0% of our total assets, as of December 31, 2014. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in 2014. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
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
Our management has stated that we may make acquisitions in lines of business that are not directly tied to or synergistic with our core operations. Accordingly, we have in the past acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core businesses. These activities involve risks that could adversely affect our operating results, such as diversion of management’s attention and lack of substantial experience in operating such businesses. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.

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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2015, our title insurers may pay dividends or make distributions to us without prior regulatory approval of approximately $236 million.
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
Our core operations are highly dependent upon the effective operation of our computer systems. As part of our core operations, we electronically receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit card and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment asset and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our information systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we (or third parties to which we outsource certain IT services) maintain a reasonable, industry standard information security infrastructure, it is possible that unauthorized persons still could obtain access to information or assets we hold. These risks are increased when we transmit information over the Internet and due to increasing security risks posed by organized crime. While, to date, we believe that we have not experienced a material breach of our information security systems, the existence or scope of such events is not always apparent. If additional information regarding an incident previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on us. In addition, some laws and certain of our contracts require notification of various parties, including consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized third parties. Such notifications can result, among other things, in adverse publicity, distraction of managements’ time and energy, the attention of regulatory authorities, and fines and disruptions in sales, the effects of which may be material.
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
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2014, our outstanding debt was $2,826 million, including $1,208 million in variable rate debt. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we may be unable to adjust rapidly to changing market conditions; (v) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vi) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more stringent covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, issue dividends, make capital expenditures and take other actions that may substantially increase our leverage.
Title
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast currently estimates an approximately $1.2 trillion mortgage origination market for 2015, which would be an increase of 8.9% from 2014. The MBA forecasts that the 8.9% increase will result almost entirely from increased purchase activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $12.7 billion at December 31, 2014. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

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
Our average provision for claim losses was 6.2% of title premiums in 2014. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
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
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:

•	licensing requirements;

•	trade and marketing practices;

•	accounting and financing practices;

•	disclosure requirements on key terms of mortgage loans;

•	capital and surplus requirements;

•	the amount of dividends and other payments made by insurance subsidiaries;

•	investment practices;

•	rate schedules;

•	deposits of securities for the benefit of policyholders;

•	establishing reserves; and

•	regulation of reinsurance.
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
Because we are dependent upon Texas and California for approximately 15.4% and 15.0% of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in Texas and/or California.
Texas and California are the two largest sources of revenue for the our title segment and, in 2014, Texas-based premiums accounted for 21.0% of premiums earned by direct operations and 10.8% of our agency premium revenues. California-based premiums accounted for 32.4% of premiums earned by our direct operations and 0.5% of our agency premium revenues. In the aggregate, Texas and California accounted for approximately 15.4% and 15.0%, respectively, of our total title insurance premiums for 2014. A significant part of our revenues and profitability are therefore subject to our operations in Texas and California and to the prevailing regulatory conditions in Texas and California. Adverse regulatory developments in Texas and California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the Texas and California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
If the rating agencies downgrade our insurance companies, our results of operations and competitive position in the title insurance industry may suffer.
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
BKFS
BKFS's clients and BKFS are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations could result in penalties, restrict or limit it or its clients’ operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on its business, financial condition and results of operations.
Many of BKFS's clients’ and its businesses are subject to various federal, state, local and foreign laws and regulations. BKFS' failure to comply with applicable laws and regulations could restrict its ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, BKFS is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Reserve Board, the Office of the Comptroller of the Currency, or the OCC, the Federal Deposit Insurance Corporation, or the FDIC, and various other federal and state regulatory authorities. In addition, independent auditors annually review several of the BKFS operations to provide reports on internal controls for its clients’ auditors and regulators. BKFS may be subject to review by state agencies that regulate banks in each state in which it conducts its electronic processing activities.
In addition, BKFS is subject to an increasing degree of compliance oversight by regulators and by its clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. The CFPB and other financial institution regulators such as the OCC also have the authority to examine BKFS in its role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, some of BKFS's largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as BKFS.
The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The CFPB is responsible for enforcing RESPA.
Changes to laws and regulations and enhanced regulatory oversight of our clients and us may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases, or otherwise limit the manner in which BKFS conducts its business. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
BKFS relies on its top clients for a significant portion of its revenue and profit, which makes it susceptible to the same macro-economic and regulatory factors that impact its clients. If these clients are negatively impacted by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of its relationships with these clients change, it could have a material adverse effect on its business, financial condition and results of operations.
BKFS operates in a consolidated industry and as a result, a small number of its clients have accounted for a significant portion of its revenues. BKFS expects that a limited number of its clients will continue to represent a significant portion of its revenues for the foreseeable future. During 2014, BKFS's largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 13.5% of BKFS' consolidated revenues. JPMorgan Chase Bank, N.A., or JPMorgan Chase, BKFS's second largest client, accounted for approximately 11.8% of BKFS' consolidated revenues.
BKFS's clients face continued pressure in the current economic and regulatory climate. Many of BKFS's relationships with these clients are long-standing and are important to its business and results of operations, but there is no guarantee that BKFS will be able to retain or renew existing agreements or maintain its relationships on acceptable terms or at all. Additionally, BKFS relies on cross-selling its products and services to its existing clients as a source of growth. The deterioration in or termination of any of these relationships could significantly reduce its revenue and could have a material adverse effect on its business, financial condition and results of operations. As a result, BKFS may be disproportionately affected by declining revenue from, or loss of, a significant BKFS client. In addition, by virtue of their significant relationships with us, these clients may be able to exert pressure on us with respect to the pricing of BKFS services.
There may be consolidation in BKFS' end client market, which would reduce the use of its services by its clients and could have a material adverse effect on its business, financial condition and results of operations.
Mergers or consolidations among existing or potential clients could reduce the number of BKFS' clients and potential clients. If BKFS's clients merge with or are acquired by other entities that are not BKFS' clients, or that use fewer of BKFS' services, they may discontinue or reduce their use of BKFS's services. In addition, if potential clients merge, BKFS's ability to increase its client base may be adversely affected and the ability of BKFS's customers to exert pressure on BKFS' pricing may increase. Any of these developments could have a material adverse effect on BKFS's business, financial condition and results of operations.
If BKFS fails to adapt its solutions to technological changes or evolving industry standards, or if BKFS's ongoing efforts to upgrade its technology are not successful, BKFS could lose clients and have difficulty attracting new clients for its solutions, which could have a material adverse effect on its business, financial condition and results of operations.
The markets for BKFS's solutions are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. BKFS's future success will be significantly affected by BKFS's ability to successfully enhance BKFS's current solutions, and develop and introduce new solutions and services that address the increasingly sophisticated needs of BKFS's clients and their customers. These initiatives carry the risks associated with any new product or service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that BKFS will be successful in developing, marketing and selling new solutions and services that meet these changing demands, that BKFS will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these solutions and services, or that BKFS' new solutions and services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If BKFS' efforts are unsuccessful, it could have a material adverse effect on BKFS' business, financial condition and results of operations.
BKFS operates in a competitive business environment and, if BKFS is unable to compete effectively, it could have a material adverse effect on its business, financial condition and results of operations.
The markets for BKFS's solutions are intensely competitive. BKFS's competitors vary in size and in the scope and breadth of the services they offer. Some of BKFS's competitors have substantial resources. In addition, BKFS expects that the markets in which BKFS competes will continue to attract new competitors and new technologies. There can be no assurance that BKFS will be able to compete successfully against current or future competitors or that competitive pressures BKFS faces in the markets in which BKFS operates will not have a material adverse effect on its business, financial condition and results of operations.
Further, because many of BKFS' larger potential clients have historically developed their key processing applications in-house and therefore view their system requirements from a make-versus-buy perspective, BKFS often competes against BKFS's potential clients’ in-house capacities. There can be no assurance that BKFS's strategies for overcoming potential clients’ reluctance to change will be successful, and if BKFS is unsuccessful, it could have a material adverse effect on BKFS's business, financial condition and results of operations.
BKFS relies on proprietary technology and information rights, and if BKFS is unable to protect its rights, it could have a material adverse effect on BKFS's business, financial condition and results of operations.
BKFS's success depends, in part, upon its intellectual property rights. BKFS relies primarily on a combination of patents, copyrights, trade secrets, and trademark laws and nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect BKFS's proprietary technology and information. This protection is limited, and BKFS's intellectual property could be used by others without their consent. In addition, patents may not be issued with respect to BKFS's pending or future patent applications, and BKFS's patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of, or failure to protect BKFS's intellectual property could have a material adverse effect on its business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect its intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on its business, financial condition and results of operations.
Because BKFS's revenue from clients in the mortgage lending industry is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a change in any of these conditions could have a material adverse effect on its business, financial condition and results of operations.
BKFS's revenue is primarily generated from technology, data and analytics BKFS provides to the mortgage lending industry and, as a result, a weak economy or housing market may have a material adverse effect on BKFS's business, financial condition and results of operations. The volume of mortgage origination and residential real estate transactions is highly variable and reductions in these transaction volumes could have a direct impact on the revenues BKFS generates.
The revenues BKFS generates from its servicing technology depend upon the total number of mortgage loans processed on its MSP platform, which tends to be comparatively consistent regardless of economic conditions. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and BKFS is not able to counter the impact of those events with increased market share or higher fees, BKFS's mortgage processing revenues could be adversely affected. Moreover, negative economic conditions, including increased unemployment or interest rates or a downturn in other general economic factors, among other things, could adversely affect the performance and financial condition of some of BKFS's clients in many of its businesses, which may have a material adverse effect on its business, financial condition and results of operations if these clients exit certain businesses.
A weaker economy and housing market tend to increase the volume of consumer mortgage defaults, which can increase revenues from BKFS's applications focused on supporting default management functions. However, government regulation of the mortgage industry in general, and the default and foreclosure process in particular, has greatly slowed the processing of defaulted mortgages in recent years and has changed the way many of its clients address mortgage loans in default. A downturn in the origination market and a concurrent slowdown or change in the way mortgage loans in default are addressed could have a material adverse effect on its business, financial condition and results of operations.
FNFV
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

Risks Relating to the Ownership of Our FNFV Group Common Stock due to our Tracking Stock Capitalization
Holders of FNF Group common stock and FNFV Group common stock are common shareholders of FNF and are, therefore, subject to risks associated with an investment in FNF as a whole, even if a holder does not own shares of common stock of both of our groups.
Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses to either the FNF Group or the FNFV Group in order to prepare the separate financial results for each of these groups included herein, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any disclosed financial results. Holders of FNF Group common stock and FNFV Group common stock do not have any legal rights related to specific assets attributed to the FNF Group or the FNFV Group and, in any liquidation, holders of FNF Group common stock and holders of FNFV Group common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units as specified in our certificate of incorporation (our "Corporate Charter").
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
We cannot assure you that the market price of the common stock of a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of FNF Group common stock and FNFV Group common stock are common shareholders of FNF as a whole and, as such, will be subject to all risks associated with an investment in FNF and all of our businesses, assets and liabilities. As a result, the market price of each class of stock of a group may simply reflect the performance of FNF as a whole or may more independently reflect the performance of some or all of the group of assets attributed to such group. In addition, investors may discount the value of the stock of a group because it is part of a common enterprise rather than a stand-alone entity.
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
To the extent the market prices of FNF Group common stock and FNFV Group common stock track the performance of more focused groups of businesses, assets and liabilities than the historic FNF Class A common stock did, the market prices of these new tracking stocks may be more volatile than the market price of FNF Class A common stock was historically. The market prices of FNF Group common stock and FNFV Group common stock may be materially affected by, among other things:

•	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;

•	potential acquisition activity by FNF or the companies in which we invest;

•
issuances of debt or equity securities to raise capital by FNF or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

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
Because we are the issuer of FNF Group common stock and FNFV Group common stock, an adverse market reaction to events relating to the assets and businesses attributed to either of our groups, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to the common stock of the other group. This could occur even if the triggering event is not material to us as a whole. A certain triggering event may also have a greater impact on one group than the same triggering event would have on the other group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of FNF as a whole.
We may not pay dividends equally or at all on FNF Group common stock or FNFV Group common stock.
FNF has historically paid quarterly dividends to its shareholders. We have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and we may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our assets legally available to be paid as dividends on the shares relating to the other group.
Our tracking stock capital structure could create conflicts of interest, and our Board of Directors may make decisions that could adversely affect only some holders of our common stock.
Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the FNF Group and the FNFV Group. Our tracking stock groups are not separate entities and thus holders of FNF Group common stock and FNFV Group common stock do not have the right to elect separate Boards of Directors. As a result, our FNF’s officers and directors owe fiduciary duties to FNF as a whole and all of our shareholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our shareholders may not be in the best interest of a particular group when considered independently. Examples include:

•	decisions as to the terms of any business relationships that may be created between the FNF Group and the FNFV Group or the terms of any reattributions of assets between the groups;

•	decisions as to the allocation of consideration among the holders of FNF Group common stock and FNFV Group common stock to be received in connection with a merger involving FNF;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

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
Our Board of Directors intends to adopt certain management and allocation policies as guidelines in making decisions regarding the relationships between the FNF Group and the FNFV Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities between them. Our Board of Directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of FNF as opposed to significant corporate actions, such as a merger involving FNF or a sale of substantially all of our assets, no shareholder approval is required with respect to policy adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.
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
Shareholders will not vote on how to attribute consideration received in connection with a merger involving FNF among holders of FNF Group common stock and FNFV Group common stock.
Our Corporate Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving FNF is to be attributed to the holders of FNF Group common stock and holders of FNFV Group common stock, and none of the holders of FNF Group common stock or FNFV Group common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, our Board of Directors will seek to divide the type and amount of consideration received in a merger or consolidation involving FNF among holders of FNF Group common stock and FNFV Group common stock in a fair manner. As the different ways our Board of Directors may divide the consideration between holders of stock relating to the different groups might have materially different results, the consideration to be received by holders of FNF Group common stock and FNFV Group common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the FNF Group or the FNFV Group without your approval.
Delaware law requires shareholder approval only for a sale or other disposition of all or substantially all of the assets of FNF taken as a whole, and our Corporate Charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the FNF Group or the FNFV Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any shareholder approval. If we dispose of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by our Board of Directors), we would be required, if the disposition is not an exempt disposition under the terms of our Corporate Charter, to choose one or more of the following three alternatives:

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
If the FNF Group or the FNFV Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, shareholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of FNF Group common stock or FNFV Group common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of FNF Group common stock or FNFV Group common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock of that group. Accordingly, if we sell all or substantially all of the assets attributed to the FNF Group or the FNFV Group, our shareholders could suffer a loss in the value of their investment in FNF.
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
Our Board of Directors may in its sole discretion elect to convert the common stock relating to one group into common stock relating to the other group, thereby changing the nature of your investment and possibly diluting your economic interest in FNF, which could result in a loss in value to you.
Our Corporate Charter permits our Board of Directors, in its sole discretion, to convert all of the outstanding shares of common stock relating to either of our groups into shares of common stock of the other group so long as the shares are converted at a ratio that provides the shareholders of the converted stock with the applicable Conversion Premium (if any) to which they are entitled. A conversion would preclude the holders of stock in each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. We cannot predict the impact on the market value of our stock of (1) our Board of Directors’ ability to effect any such conversion or (2) the exercise of this conversion right by FNF. In addition, our Board of Directors may effect such a conversion at a time when the market value of our stock could cause the shareholders of one group to be disadvantaged.
Holders of FNF Group common stock and FNFV Group common stock vote together and have limited separate voting rights.
Holders of FNF Group common stock and FNFV Group common stock vote together as a single class, except in certain limited circumstances prescribed by our Corporate Charter and under Delaware law. Each share of common stock of each group has one vote per share. When holders of FNF Group common stock and FNFV Group common stock vote together as a single class, holders having a majority of the votes are in a position to control the outcome of the vote even if the matter involves a conflict of interest among our shareholders or has a greater impact on one group than the other.
Our capital structure, as well as the fact that the FNF Group and the FNFV Group are not independent companies may inhibit or prevent acquisition bids for the FNF Group or the FNFV Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders.
If the FNF Group and the FNFV Group were separate independent companies, any person interested in acquiring the FNF Group or the FNFV Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend FNF Group common stock and FNFV Group common stock to reflect the separate economic performance of the FNF Group and the FNFV Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of FNF. The existence of shares of common stock relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to ours. Certain provisions of our Corporate Charter and bylaws may discourage, delay or prevent a change in control of FNF that a shareholder may consider favorable. These provisions include:

•	classifying our Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of our Board of Directors;

•	limiting who may call special meetings of shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors; and

•
the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of FNF.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are on our campus in Jacksonville, Florida in owned facilities.
Title
The majority of our branch offices are leased from third parties (see Note M to Notes to Consolidated Financial Statements). Our subsidiaries conduct their business operations primarily in leased office space in 41 states, Washington, DC, Puerto Rico, Canada and India.
BKFS
BFKS owns one facility in Sharon, Pennsylvania, and leases office space throughout the United States.
Restaurant Group
The Restaurant Group's headquarters are located in Nashville, Tennessee with other office locations in Woburn, Massachusetts and Denver, Colorado.  The majority of the restaurants are leased from third parties, and are located in 43 states.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note N to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part I, Item 3.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On June 30, 2014, we completed the approved recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. Each share of the previously outstanding FNF Class A common stock ("Old FNF common stock") was converted into one share of FNF Group common stock, which continues to trade under the trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which trades under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014. Both classes of our common stock trade on the New York Stock Exchange. The tables below provide the high and low closing sales prices of each class of our common stock and cash dividends declared per share of common stock for each quarter during 2014 and 2013.

Old FNF	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2014 (1)
First quarter	$33.22	$29.78	$0.18
Second quarter	34.45	31.11	0.18

Year ended December 31, 2013 (1)
First quarter	$26.41	$23.45	$0.16
Second quarter	27.17	21.99	0.16
Third quarter	26.75	23.23	0.16
Fourth quarter	33.80	25.50	0.18

FNF Group	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2014
Third quarter	$28.24	$26.27	$0.18
Fourth quarter	36.02	26.06	0.19

FNFV Group	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2014
Third quarter	$12.91	$10.49	$—
Fourth quarter	12.00	9.91	—
(1) Prices listed for Old FNF are unadjusted prices which do not give effect to the recapitalization and tracking stock formation on June 30, 2014.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this report.

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total shareholder return on our FNF Group common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2014. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2009, with dividends reinvested over the periods indicated.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

Fidelity National Financial, Inc.	100.00	112.82	140.44	220.37	319.97	432.96
S&P 500	100.00	115.06	117.49	136.3	180.44	205.14
Peer Group	100.00	81.89	71.96	142.68	171.61	209.45

Set forth below is a graph comparing cumulative total shareholder return on our FNFV Group common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2014. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on July 1, 2014, with dividends reinvested over the periods indicated.

	7/1/2014	9/30/2014	12/31/2014

Fidelity National Financial Ventures	100.00	83.19	95.16
S&P 500	100.00	101.13	106.12
Peer Group (1)	100.00	98.49	106.56
(1) This peer group consists of the following companies: American Capital, Ltd., Apollo Global Management, LLC, BlackRock, Inc., The Blackstone Group L.P., The Carlyle Group, Compass Diversified Holdings, Fortress Investment Group, LLC, KKR & Co. L.P., Leucadia National Corporation, Liberty Interactive Corporation, and Liberty Media Corporation.
On January 31, 2015, the last reported sale price of our FNF Group common stock and FNFV Group common stock on the New York Stock Exchange was $35.10 and $12.40 per share, respectively. We had approximately 7,400 shareholders of record of FNF Group common stock and 5,700 shareholders of record of FNFV Group common stock combined.
On January 27, 2015, our Board of Directors formally declared an $0.19 per FNF Group share cash dividend that is payable on March 31, 2015 to FNF Group shareholders of record as of March 17, 2015.
No dividends were declared on our FNFV Group common stock.

Our current FNF Group dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. Our ability to declare dividends is subject to restrictions under our existing credit agreement. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2014, $2,108 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the States where our title insurance subsidiaries are domiciled. During 2015, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $236 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
We have not paid any dividends on our FNFV Group common stock, and our current FNFV Group dividend policy does not presently anticipate the payment of dividends. Payment of dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations. On February 23, 2015, we announced a tender offer to purchase up to $185 million of shares of our FNFV Group Common stock at a purchase price of no greater than $15.40 per share, nor less than $14.30 per share in cash. We are conducting this Offer through a procedure commonly called a “modified Dutch auction.” This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The offer is set to expire at 12:00 Midnight, New York City time, at the end of Friday, March 20, 2015, unless we extend the offer.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014, we repurchased a total of 116,100 shares for $2 million, or an average of $14.00 per share under this program. Subsequent to year-end we repurchased a total of 423,350 shares for $5 million, or an average of $12.34 per share under this program through market close on February 27, 2015. Since the original commencement of the plan adopted November 6, 2014, we have repurchased a total of 539,450 shares for $7 million, or an average of $12.70 per share, and there are 9,460,550 shares available to be repurchased under this program. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. We issued 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
On January 2, 2014 as part of the LPS Acquisition, we issued $839 million or 25,920,078 shares of Old FNF common stock as consideration for the LPS Acquisition to the former shareholders of LPS.
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
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014, we did not repurchase any FNF Group shares under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2015. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 Old FNF common shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program. During the year ending December 31, 2014, we did not repurchase any Old FNF Shares. For more information, see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.
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

The following table summarizes repurchases of equity securities by FNFV during the year ending December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
11/6/2014 - 11/30/2014	9,100	$13.98	9,100	9,990,900
12/1/2014 - 12/31/2014	107,000	13.97	107,000	9,883,900
Total	116,100	$13.97	116,100
________________________

(1)
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017.

(2)	As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2014 presentation.
On December 31, 2014, we completed the distribution of Remy to our FNFV shareholders. The operations of Remy are included in discontinued operations for all periods presented.
On January 2, 2014, we completed the purchase of LPS and consolidated the operations of LPS beginning on January 3, 2014.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except share data)
Operating Data:
Revenue	$8,024	$7,440	$6,668	$4,800	$5,413
Expenses:
Personnel costs	2,540	2,061	1,834	1,568	1,579
Agent commissions	1,471	1,789	1,600	1,411	1,758
Other operating expenses	1,643	1,273	1,269	1,064	1,145
Cost of restaurant revenues	1,220	1,204	773	—	—
Depreciation and amortization	403	133	103	73	87
Provision for title claim losses	228	291	279	222	249
Interest expense	127	73	64	57	46
	7,632	6,824	5,922	4,395	4,864
Earnings before income taxes, equity in earnings (loss) of unconsolidated affiliates, and noncontrolling interest	392	616	746	405	549
Income tax expense	312	195	242	131	190
Earnings before equity in earnings (loss) of unconsolidated affiliates	80	421	504	274	359
Equity in earnings (loss) of unconsolidated affiliates	432	(26)	10	10	(1)
Earnings from continuing operations, net of tax	512	395	514	284	358
Earnings from discontinued operations, net of tax	7	16	98	95	18
Net earnings	519	411	612	379	376
Less: net (loss) earnings attributable to noncontrolling interests	(64)	17	5	10	6
Net earnings attributable to FNF common shareholders	$583	$394	$607	$369	$370

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to Old FNF common shareholders	$0.33	$1.71	$2.75	$1.68	$1.64
Basic net earnings per share attributable to FNF Group common shareholders	$0.77
Basic net earnings per share attributable to FNFV Group common shareholders	$3.04
Weighted average shares outstanding Old FNF, basic basis (1)	138	230	221	219	226
Weighted average shares outstanding FNF Group, basic basis (1)	138
Weighted average shares outstanding FNFV Group, basic basis (1)	46
Diluted net earnings per share attributable to Old FNF common shareholders	$0.32	$1.68	$2.69	$1.65	$1.62
Diluted net earnings per share attributable to FNF Group common shareholders	$0.75
Diluted net earnings per share attributable to FNFV Group common shareholders	$3.01
Weighted average shares outstanding Old FNF, diluted basis (1)	142	235	226	223	229
Weighted average shares outstanding FNF Group, diluted basis (1)	142
Weighted average shares outstanding FNFV Group, diluted basis (1)	47
Dividends declared per share of Old FNF common stock	$0.36	$0.66	$0.58	$0.48	$0.69
Dividends declared per share of FNF Group common stock	$0.37
Balance Sheet Data:
Investments (2)	$4,669	$3,791	$4,053	$4,052	$4,359
Cash and cash equivalents (3)	700	1,969	1,132	665	581
Total assets	13,868	10,528	9,903	7,862	7,888
Notes payable	2,826	1,323	1,344	916	952
Reserve for title claim losses	1,621	1,636	1,748	1,913	2,270
Redeemable NCI	715	—	—	—	—
Equity	6,073	5,535	4,749	3,655	3,444
Book value per share Old FNF	$—	$22.14	$20.78	$16.57	$15.39
Book value per share FNF Group (4)	$18.87
Book value per share FNFV Group (4)	$16.31
Other Data:
Orders opened by direct title operations (in 000's)	1,914	2,181	2,702	2,140	2,385
Orders closed by direct title operations (in 000's)	1,319	1,708	1,867	1,514	1,574
Provision for title insurance claim losses as a percent of title insurance premiums	6.2%	7.0%	7.0%	6.8%	6.8%
Title related revenue (5):
Percentage direct operations	70.0%	60.1%	61.9%	60.6%	55.6%
Percentage agency operations	30.0%	39.9%	38.1%	39.4%	44.4%
______________________________________

(1)
Weighted average shares outstanding as of December 31, 2014 includes 25,920,078 FNF shares that were issued as part of the acquisition of LPS on January 2, 2014 and 91,711,237 FNFV shares that were issued as part of the recapitalization completed on June 30, 2014. Weighted average shares outstanding as of December 31, 2013 includes 19,837,500 shares that were issued as part of an equity offering by FNF on October 31, 2013.

(2)
Long-term investments as of December 31, 2014, 2013, 2012, 2011, and 2010, include securities pledged to secured trust deposits of $499 million, $261 million, $275 million, $274 million, and $252 million, respectively.

(3)
Cash and cash equivalents as of December 31, 2014, 2013, 2012, 2011, and 2010 include cash pledged to secured trust deposits of $136 million, $339 million, $266 million, $162 million, and $146 million, respectively.

(4)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(5)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2014
Revenue	$1,786	$2,059	$2,093	$2,086
Earnings (loss) from continuing operations before income taxes, equity in earnings (loss) of unconsolidated affiliates, and noncontrolling interest	(89)	156	172	153
Net earnings (loss) attributable to Old FNF common shareholders	(22)	111
Net earnings attributable to FNF Group common shareholders			114	100
Net earnings (loss) attributable to FNFV Group common shareholders			(12)	292
Basic earnings per share attributable to Old FNF common shareholders	(0.08)	0.41	—	—
Basic earnings per share attributable to FNF Group common shareholders			0.40	0.37
Basic earnings per share attributable to FNFV Group common shareholders			(0.14)	3.18
Diluted earnings per share attributable to Old FNF common shareholders	(0.08)	0.40
Diluted earnings per share attributable to FNF Group common shareholders			0.40	0.35
Diluted earnings per share attributable to FNFV Group common shareholders			(0.14)	3.15
Dividends paid per share Old FNF common stock	0.18	0.18
Dividends paid per share FNF Group common stock			0.18	0.19
2013
Revenue	$1,756	$1,999	$1,908	$1,777
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	138	221	156	101
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	90	138	94	72
Basic earnings per share attributable to Old FNF common shareholders	0.40	0.61	0.42	0.31
Diluted earnings per share attributable to Old FNF common shareholders	0.39	0.60	0.41	0.31
Dividends paid per share of Old FNF Common Stock	0.16	0.16	0.16	0.18

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2014, we had the following reporting segments:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services ("LPS"), now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.

•
BKFS. This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.

•
FNF Core Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the Stoney River Steakhouse and Grill concepts.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as Digital Insurance in which we own 96% and other smaller operations which are not title related.

Recent Developments
On February 23, 2015, we announced a tender offer to purchase up to $185 million of shares of our FNFV Group Common stock at a purchase price of no greater than $15.40 per share, nor less than $14.30 per share in cash. We are conducting this Offer through a procedure commonly called a “modified Dutch auction.” This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The offer is set to expire at 12:00 Midnight, New York City time, at the end of Friday, March 20, 2015, unless we extend the offer.
On February 19, 2015, we announced our intention to pursue a tax-free spin-off of J. Alexander's to FNFV shareholders.
On January 16, 2015, we closed the sale of Cascade Timberlands, LLC, which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. We received cash of $63 million upon the closing.
On February 12, 2015, we announced the closing of our purchase of BPG Holdings, LLC ("BPG"), a recognized leader in home warranty, home inspection services and commercial inspections for $46 million.
On December 31, 2014, we closed the previously announced distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As part of the Spin-off, FNFV combined all of the

16,342,508 shares of Remy common stock that FNFV owned and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into New Remy. Immediately following the Spin-off, New Remy and Remy International, Inc. ("Old Remy") engaged in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco Corp. ("New Remy Holdco"). In the Spin-off, FNFV shareholders ultimately received a total of approximately 16.6 million shares of New Remy Holdco common stock, or approximately 0.17879 shares of New Remy Holdco common stock for each share of FNFV that they owned. As a result of the Spin-off, the operations of Remy are now presented in discontinued operations for all periods presented. This spin-off is expected to be tax free to FNFV shareholders.
On December 23, 2014, we filed a draft registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of Black Knight Financial Services, Inc. ("BKFSI") common stock (the "Offering"). After the offering BKFSI is expected to be the holding company of BKFS.
On November 17, 2014, Ceridian completed the exchange of its subsidiary Comdata Inc. ("Comdata") with FleetCor Technologies Inc. ("FleetCor") in a transaction valued at approximately $3.5 billion. FNFV owns approximately 32% of Ceridian and through this ownership has indirectly received approximately 2.4 million shares of Fleetcor common stock. Based on FleetCor's closing stock price of $147.66 on November 13, 2014, the 2.4 million FleetCor shares are valued at approximately $356 million. The shares of FleetCor's common stock that FNFV indirectly owns are subject to a six-month lockup from the November 14, 2014 closing date and approximately 25% of these shares have been contributed to an escrow account to meet potential indemnification claims, if any, for up to three years from closing. The stock-for-stock transaction is tax-free for Ceridian and its shareholders. As of December 31, 2014, FNFV indirectly owns approximately 3% of the outstanding shares of FleetCor. We recognized $495 million in equity in earnings of unconsolidated affiliates in the twelve months ending December 31, 2014 as a result of the transaction.
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
On August 25, 2014, we acquired a 70% ownership interest in LandCastle Title ("LandCastle"), in exchange for our agreement to fund any escrow shortfalls in LandCastle's escrow accounts. At the time of its acquisition, LandCastle was a large third-party agent of FNF, operating primarily in the State of Georgia. To date, FNF's total cash contribution to LandCastle is approximately $22 million and based on our current understanding of the business could increase by approximately $0 - $10 million. On January 31, 2015, we acquired an additional 5% ownership interest in LandCastle and we now have a 75% ownership interest in LandCastle.
On August 19, 2014, ABRH completed a recapitalization whereby it entered into a new credit agreement for $210 million. As part of the recapitalization, ABRH's parent paid a special dividend to its members, totaling $75 million. Of this special dividend, FNFV received $41 million. ABRH's parent also distributed its 28% ownership interest in J. Alexander's to FNFV, resulting in FNFV now directly owning 87% of J. Alexander's. See Note K for further discussion of the new credit agreement.
On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock ("Old FNF" common stock) was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock, which now trades on the New York Stock Exchange under the trading symbol "FNFV."  Both FNF and FNFV began regular trading on July 1, 2014.
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
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share of LPS common stock, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in Old FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. See Note B to our Consolidated Financial Statements for further discussion.

Discontinued Operations
  As a result of the Spin-off discussed above, the results from Remy are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $1,173 million, $1,125 million and $497 million for the years ending December 31, 2014, 2013 and 2012, respectively. Pre-tax earnings included in discontinued operations were $6 million, $22 million, and $89 million for the years ending December 31, 2014, 2013 and 2012, respectively.
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $2 million for the year ending December 31, 2014. Pre-tax earnings included in discontinued operations are $1 million for the year ending December 31, 2014.
The results from two closed J. Alexander's locations in the second quarter of 2013 are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total net revenue included in discontinued operations was $3 million for the year ended December 31, 2013. Pre-tax loss included in discontinued operations was $3 million for the year ended December 31, 2013.
The results from a settlement services company closed in the second quarter of 2013 are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $9 million and $36 million for the years ended December 31, 2013 and 2012, respectively. Pre-tax earnings included in discontinued operations were $2 million and $9 million for the year ended December 31, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations.
Related Party Transactions
Our financial statements for the years ended December 31, 2013 and 2012 reflect transactions with Fidelity National Information Services ("FIS"), which was considered a related party until December 31, 2013. See Note A of the Notes to Consolidated Financial Statements.
Business Trends and Conditions
FNF Core Operations
Our core revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
We have found that residential real estate activity is generally dependent on the following:

•	mortgage interest rates;

•	the mortgage funding supply; and

•	the strength of the United States economy, including employment levels.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%, and has recently indicated that it will be "patient" in determining when to raise rates, although there is no assurance as to how long that will be. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through the first nine months of 2014, mortgage interest rates have declined moderately. In early October, however, interest rates dropped below 4%, and have remained in the range of 3.75% and 4.00% through the end of 2014.
As of February 20, 2015, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2013 - 2016 in its "Mortgage Finance Forecast" (in trillions):

	2016	2015	2014	2013
Purchase transactions	$0.8	$0.7	$0.6	$0.7
Refinance transactions	0.4	0.5	0.5	1.1
Total U.S. mortgage originations	$1.2	$1.2	$1.1	$1.8
As shown above, originations in 2013 were driven primarily by refinance transactions, which coincides with the historically low interest rates experienced during those years. In 2014 originations declined by $700 million, or 39%, driven primarily by a

$600 million, or 33% decline in refinance transactions. In 2015 and 2016, the MBA predicts the market will be relatively consistent with 2014, with a slight increase in purchase transactions.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including 2014, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets. In 2014, we experienced the highest level of commercial transactions in our Title segment in our company's history.
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
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators (collectively the "banking agencies") announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. Our title insurance underwriters were not involved in these enforcement actions and we do not believe that our title insurance underwriters are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our title insurance policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. The former LPS and certain of its subsidiaries entered into a consent order with the banking agencies in relation to its default operations, now part of our Title segment. As part of the consent order, LPS agreed to further study the issues identified in the review and enhance its compliance, internal audit, risk management and board oversight plans with respect to the related businesses, among additional agreed undertakings. In January 2013, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements, and LPS also entered into settlement agreements, in January 2013 with 49 States and the District of Columbia relating to certain practices within its default operations and in February 2014, ServiceLink, a subsidiary of our Title Segment and formerly part of LPS, also settled with the State of Nevada and the Federal Deposit Insurance Corporation. In April 2013, these mortgage servicers began making restitution under these settlements.
In addition to state-level regulation, segments of our FNF core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Wall Street Reform ("Dodd-Frank") and Consumer Protection Act of 2010 established the CFPB, and in January 2012, President Obama appointed its first director.  The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.  Dodd-Frank also included regulation over financial services and other lending related businesses including our newly acquired BKFS business. On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for the consumer. The additional disclosure requirements are effective August 1, 2015. We have reviewed the new requirements and are reviewing and updating our policies, procedures and technology resources as appropriate. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them to comply with the increased regulatory oversight and burdens. BKFS has developed solutions that target this need, which has resulted in additional revenue.
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
Our reserve for title claim losses includes reserves for known claims as well as for losses that have been incurred but not yet reported to us (“IBNR”), net of recoupments. We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical experience and other factors, including industry trends, claim loss history, legal environment, geographic considerations, and the types of policies written. We also reserve for losses arising from closing and disbursement functions due to fraud or operational error.

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2014%		December 31, 2013%
	(in millions)
Known claims	$238	14.7%	$240	14.7%
IBNR	1,383	85.3	1,396	85.3
Total Reserve for Title Claim Losses	$1,621	100.0%	$1,636	100.0%
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
Our process for recording our reserves for title claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence and development patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation. We recorded our loss provision rate at 6.0% for the last 3 quarters of 2014 and had recorded our periodic loss provision rate at 7.0% in the first quarter of 2014 resulting in an average provision rate of 6.2% for the entire 2014 period. Our loss provision rate was 7% for the years ended December 31, 2013 and 2012. Of such annual amounts, 5.5%, 5.3% and 5.5% related to losses on policies written in the current year, and the remainder relates to developments on prior year policies. The decrease in the loss provision rate during 2014 was primarily driven by positive development in the more recent policy years. In 2014, 2013 and 2012, adverse development of prior year losses of $26 million or 0.7% of 2014 premium, $71 million or 1.7% of 2013 premium and $57.5 million or 1.5% of 2012 premium was accounted for in the loss provision rate.
Due to the uncertainty inherent in the process and due to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are both qualitative and quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we may have to record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.

The table below presents our title insurance loss development experience for the past three years:

	2014	2013	2012
	(In millions)
Beginning balance	$1,636	$1,748	$1,913
Reserve assumed, net (1)	52	—	—
Reinsurance recoverable	7	—	—
Claims loss provision related to:
Current year	202	220	210
Prior years	26	71	58
Total title claims loss provision (2)	228	291	268
Claims paid, net of recoupments related to:
Current year	(5)	(9)	(4)
Prior years	(297)	(394)	(429)
Total title claims paid, net of recoupments	(302)	(403)	(433)
Ending balance	$1,621	$1,636	$1,748
Title premiums	$3,671	$4,152	$3,833
_____________________

(1)	Reserve of $54 million was recorded as part of the acquisition of LPS on January 2, 2014, and a reserve of $2 million was released as part of the sale of a small title operation.
(2) Included in the provision for title claim losses in the 2013 period is an $11 million impairment recorded on an asset previously recouped as part of a claim settlement.

	2014	2013	2012
Provision for claim losses as a percentage of title insurance premiums:
Current year	5.5%	5.3%	5.5%
Prior years	0.7	1.7	1.5
Total provision	6.2%	7.0%	7.0%
Actual claims payments are made up of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2014	$207	$151	$(56)	$302
Year ended December 31, 2013	323	162	(82)	403
Year ended December 31, 2012	345	182	(94)	433
As of December 31, 2014 and 2013, our recorded reserves were $1,621 million and $1,636 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were approximately $20 million above the mid-point of the range of our actuarial estimates as of December 31, 2014 and were $70 million below the central estimate provided by our actuary as of December 31, 2013, but within the provided actuarial range of $1.5 billion to $1.8 billion.
Some traditional actuarial methods, such as paid loss development, are particularly sensitive to distortions in payment activity. We believe that the high level of foreclosure activity over the past few years is accelerating the reporting of claims, particularly lender claims, thereby increasing paid losses and expenses. As a result, a paid loss development approach may temporarily overstate ultimate cost projections. We believe that losses and expenses related to this accelerated claims activity, specifically losses relating to lender policies, will have a shorter duration and that expected payments relating to these policy years will eventually return to or perhaps even drop below historical levels.
During 2014, payment patterns were consistent with our actuaries' and management's expectations. Also, we continued to see positive development relating to the 2009 through 2013 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. In addition we have seen significant positive development in residential owners policies due to increased payments on residential lenders policies which inherently limit the potential loss on the related owners policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Along with the positive development on claims management expenses, our ending open claim inventory decreased from approximately 24,000 claims at December 31, 2013 to approximately 21,000 claims at December 31, 2014. If actual claims loss development is worse than currently expected and is not offset by other positive factors, such as continued improvement in claims management expenses and the other factors mentioned above, it is possible that our recorded reserves may fall outside a reasonable range of our actuary's central estimate, which may require additional reserve strengthening in future periods.
In 2013, the negative development of claims incurred and paid resulted in our recorded reserves being below the mid-point of the range of our actuary's estimate. This was primarily caused by the actual claims paid being greater than expected claims paid in the actuarial model. These payments primarily related to the high volume policy years in the mid-2000s, particularly the 2005-2007 policy years. We believe that this development related to both the fact that these policy years have higher loss ratios and that the accelerated reporting of these claims as discussed above. Management was comfortable with our recorded position for 2013 as we have seen significant positive developments in certain actuarial models relating to the acceleration of claims processing and claims related expense development. Claims management expenses have decreased due to management initiatives related to use of outside counsel and their fees and additional use of internal counsel in handling claims matters.
An approximate $37 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2014 title premiums of $3,671 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2014, would result in an increase (decrease) in our provision for title claim losses of approximately $162 million.
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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	948	—	948
Corporate debt securities	—	1,820	—	1,820
Foreign government bonds	—	37	—	37
Mortgage-backed/asset-backed securities	—	105	—	105
Preferred stock available for sale	50	173	—	223
Equity securities available for sale	145	—	—	145
Total assets	$195	$3,198	$—	$3,393

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Foreign government bonds	—	43	—	43
Mortgage-backed/asset-backed securities	—	109	—	109
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign exchange contracts	—	4	—	4
Commodity contracts	—	2	—	2
Total	$209	$3,043	$38	$3,290

Liabilities:
Commodity contracts	$—	$2	$—	$2
Interest rate swap contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolios and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are:

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

•
Mortgage-backed/asset-backed securities: These securities consist of commercial mortgage-backed securities, agency mortgage-backed securities, collaterized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

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
Our Level 3 investments consist of structured notes that were purchased in the third quarter of 2009. During the third quarter of 2014, all of our outstanding structured notes matured and we received $39 million in cash upon maturity, resulting in a net realized gain of $1 million for the year ending December 31, 2014. We held no structured notes at December 31, 2014 and the structured notes had a par value and a fair value of $38 million at December 31, 2013. The structured notes were classified as other long-term investments and were measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represented exit prices obtained from a broker-dealer. These exit prices were the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and we believe they represented an exit price for the securities at December 31, 2013.
During the years ended December 31, 2014, 2013 and 2012, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $6 million, $1 million, and $3 million, respectively. Impairment charges during all three years related to fixed maturity securities primarily related to our conclusion that the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.

Included in our Investments as of December 31, 2014 are various holdings in Foreign securities as follows (in millions):

	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Market Value
	(In millions)
Available for sale securities:
Australia	$31	$32	$—	$(1)	$31
Belgium	21	21	—	—	21
Cayman Islands	12	12	—	—	12
Canada	53	56	—	(3)	53
France	12	12	—	—	12
Germany	36	36	—	—	36
Ireland	17	17	—	—	17
Japan	50	50	—	—	50
Korea	18	18	—	—	18
Netherlands	19	19	—	—	19
Norway	17	17	—	—	17
Mexico	15	15	—	—	15
Switzerland	11	11	—	—	11
United Kingdom	56	55	1	—	56
Total	$368	$371	$1	$(4)	$368
We have reviewed all of these securities as of December 31, 2014 and do not believe that there is a risk of credit loss as these securities are in a gross unrealized gain position of $1 million and a gross unrealized loss position of $4 million. We held no European sovereign debt at December 31, 2014.
Goodwill.  We have made acquisitions in the past that have resulted in a significant amount of goodwill. As of December 31, 2014 and 2013, goodwill aggregated $4,721 million and $1,901 million, respectively. The majority of our goodwill as of December 31, 2014 relates to goodwill recorded in connection with the LPS acquisition on January 2, 2014, as well as the Chicago Title merger in 2000. In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2014, 2013, or 2012. As of December 31, 2014, we have determined that our goodwill has a fair value which substantially exceeds our carrying value.
Other Intangible Assets.  We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value, and debt issuance costs relating to the issuance of our long-term notes payable. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Debt issuance costs are amortized on a straight line basis over the contractual life of the related debt instrument.
We recorded an $11 million impairment expense to Tradenames in our Restaurant Group segment during the year ended December 31, 2014. We recorded no impairment expense related to other intangible assets in the years ended December 31, 2013, or 2012.

Title Revenue Recognition.  Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70-80% reported within three months following closing, an additional 10-20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 75.7% of agent premiums earned in 2014, 76.1% of agent premiums earned in 2013 and 76.2% of agent premiums earned in 2012.We also record provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 6.2% for 2014, and 7.0% for 2013 and 2012, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is less than 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was a decrease of $9 million for the year ended December 31, 2014, a decrease of $7 million for the year ended 2013 and an increase of less than $1 million for the year ended 2012. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $55 million and $74 million at December 31, 2014 and 2013, respectively, which represents agency premiums of approximately $276 million and $364 million at December 31, 2014 and 2013, respectively, and agent commissions of $221 million and $290 million at December 31, 2014 and 2013, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
BKFS Revenue Recognition. Within our BKFS segment, our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our customers to provide services, software licenses, and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same customer. We recognize revenues relating to mortgage processing, outsourced business processing services, data and analytics services, along with software licensing and software-related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
The majority of our revenues are from outsourced data processing and application hosting, data, analytic and valuation related services, and outsourced business processing services. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. For hosting arrangements, revenues and costs related to implementation, conversion and programming services are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.
In the event that our arrangements with our customers include more than one element, we determine whether the individual revenue elements can be recognized separately. In arrangements with multiple deliverables, the delivered items are considered separate units of accounting if (1) they have value on a standalone basis and (2) performance of the undelivered items is considered probable and within our control. Arrangement consideration is then allocated to the separate units of accounting based on relative selling price. If it exists, vendor-specific objective evidence is used to determine relative selling price, otherwise third-party evidence of selling price is used. If neither exists, the best estimate of selling price is used for the deliverable.
For multiple element software arrangements, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.
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
Capitalized Software. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. In our BKFS segment we have significant internally developed software. These costs are amortized using the straight-line or an accelerated method over the estimated useful life. Useful lives of computer software range from 3 to 10 years. For software products to be sold, leased, or otherwise marketed, all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We recorded impairment charges of $5 million in the year ended December 31, 2014, for an abandoned software development project. We did not record any impairments for software in the years ended December 31, 2013 or 2012.
Certain Factors Affecting Comparability
Year ended December 31, 2014. On January 2, 2014, we completed the purchase of LPS. As a result of this acquisition we began to consolidate the results of LPS effective January 3, 2014. On December 31, 2014, we distributed all of our shares in Remy to the holders of FNFV Group Common Stock. As a result of this distribution, the operations for Remy are presented as discontinued operations for all periods presented.
Year ended December 31, 2012.  On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's; we have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. We have consolidated the results of ABRH as of May 11, 2012.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$1,727	$1,800	$1,732
Agency title insurance premiums	1,944	2,352	2,101
Escrow, title-related and other fees	2,804	1,737	1,676
Restaurant revenue	1,436	1,408	908
Interest and investment income	126	127	143
Realized gains and losses, net	(13)	16	108
Total revenue	8,024	7,440	6,668
Expenses:
Personnel costs	2,540	2,061	1,834
Agent commissions	1,471	1,789	1,600
Other operating expenses	1,643	1,273	1,269
Cost of restaurant revenue	1,220	1,204	773
Depreciation and amortization	403	133	103
Provision for title claim losses	228	291	279
Interest expense	127	73	64
Total expenses	7,632	6,824	5,922
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	392	616	746
Income tax expense	312	195	242
Equity in earnings (loss) of unconsolidated affiliates	432	(26)	10
Net earnings from continuing operations	$512	$395	$514
 Revenues.
Total revenue in 2014 increased $584 million compared to 2013, primarily due to the addition of revenue from the acquisition of LPS on January 2, 2014, as well as an increase in the Restaurant Group segment and the FNFV Corporate and Other segment, offset by a decrease in the Title segment and FNF Core Corporate and Other segments. Total revenue in 2013 increased $772 million compared to 2012, reflecting an increase in the Title, Restaurant Group segment and both the FNF and FNFV Corporate and Other segments.
Total net earnings from continuing operations increased $117 million in the year ended December 31, 2014, compared to the 2013 period. The increase consisted of a $175 million decrease at FNF Core and $292 million increase at FNFV.
FNF Core includes the results of operations of our Title segment and our recently acquired BKFS segment as well as the FNF Core Corporate and Other segment which includes the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
FNFV includes our share in the operations of certain equity investments, including Ceridian, as well as the results of operations of our portfolio companies including restaurant revenue from ABRH and J. Alexander's and within FNFV corporate and other, the results of Digital Insurance and other smaller operations which are not title related.
The change in revenue from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $126 million, $127 million, and $143 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in 2013 as compared to 2012 is due to decreased bond yield and decreased total holdings. The effective return on average invested assets, excluding realized gains and losses, was 3.6%, 4.1%, and 4.4% for the years ended December 31, 2014, 2013, and 2012, respectively.

Net realized gains and (losses) totaled $(13) million, $16 million, and $108 million for the years ended December 31, 2014, 2013, and 2012, respectively. The net realized loss for the year ended December 31, 2014 includes net realized gains of $9 million on the sales of various investments and gains of $11 million on consolidation of previously owned minority interests. These gains were offset by a $6 million impairment write down on bonds, asset impairments of $25 million, and $2 million in losses on other individually insignificant items. The net realized gain for the year ended December 31, 2013 includes an $11 million gain on the sale of FIS stock, a $10 million gain on individually insignificant portfolio sales, a $5 million net gain on sales of preferred stock, and a $3 million gain on the settlement of a mortgage loan at J. Alexander's. These gains were offset by a $3 million loss on the structured notes, $4 million in title plant impairments and $7 million in other individually immaterial impairments and net losses. The net realized gain for the year ended December 31, 2012 includes a $73 million gain on the consolidation of ABRH and O'Charley's, a $48 million bargain purchase gain on the acquisition of O'Charley's, and $16 million in net gains from the sale of other various investments and assets, offset by a $6 million impairment on land held at our majority-owned affiliate Cascade Timberlands, a $6 million loss on the early extinguishment of our 5.25% bonds, $3 million impairment charges on investments determined to be other-than-temporarily impaired and a $13 million impairment for title plants no longer in use.
 Expenses.
Our operating expenses consist primarily of personnel costs and other operating expenses, which in our FNF Core businesses are incurred as orders are received and processed, and agent commissions, which are incurred as revenue is recognized, as well as cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs that are directly attributable to the operations of Restaurant Group are included in Cost of restaurant revenue. The Restaurant Group results of operations are discussed in further detail at the segment level below.
Agent commissions represent the portion of premiums retained by third-party agents pursuant to the terms of their respective agency contracts. The change in agent commissions is discussed in further detail at the segment level below.
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
Income tax expense was $312 million, $195 million, and $242 million for the years ended December 31, 2014, 2013, and 2012, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2014, 2013, and 2012 was 79.7%, 31.7%, and 32.4%, respectively. The increase in the effective tax rate in 2014 from 2013 is due mainly to the $495 million pre-tax gain of the Ceridian sale of Comdata to FleetCor, which was 43.2% of the effective tax rate; excluding the gain, the effective tax rate for 2014 was 36.5%. Apart from the Comdata sale gain, the fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
 Equity in (losses) earnings of unconsolidated affiliates was $432 million, $(26) million, and $10 million for the years ended December 31, 2014, 2013, and 2012, respectively, and consisted of our equity in the net earnings (losses) of Ceridian, Remy prior to August 2012, and other investments in unconsolidated affiliates. The increase in 2014 is due mainly to our $495 million portion of the Ceridian gain on the sale of Comdata to Fleetcor. The decrease in 2013 is due mainly to our share of the larger losses at

Ceridian, which include $17 million in non-recurring costs relating to the write off of a deferred tax asset and debt extinguishment costs.

Segment Results of Operations
FNF Core Operations
 Title
Beginning January 2, 2014, the Title segment includes the results of the transaction services business acquired with LPS.
The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues:
Direct title insurance premiums	$1,727	$1,800	$1,732
Agency title insurance premiums	1,944	2,352	2,101
Escrow, title-related and other fees	1,855	1,597	1,613
Interest and investment income	122	127	139
Realized gains and losses, net	4	18	1
Total revenue	5,652	5,894	5,586
Expenses:
Personnel costs	1,896	1,845	1,738
Other operating expenses	1,370	1,096	1,128
Agent commissions	1,471	1,789	1,600
Depreciation and amortization	145	65	64
Provision for title claim losses	228	291	279
Interest expense	—	—	1
Total expenses	5,110	5,086	4,810
Earnings before income taxes	$542	$808	$776
Orders opened by direct title operations (in 000's)	1,914	2,181	2,702
Orders closed by direct title operations (in 000's)	1,319	1,708	1,867
Total revenues in 2014 decreased $242 million or 4.1% compared to 2013. Total revenues in 2013 increased $308 million or 5.5% compared to 2012. During the year ended December 31, 2014, the results of Title contained $35 million of transaction expenses related to the LPS acquisition and $1 million for merger related litigation, which were included in other operating expenses. Included within personnel costs in the year ended December 31, 2014 were $20 million in severance expenses related to the LPS acquisition and $30 million expense to accrue for bonuses under our synergy bonus program. Depreciation and amortization for the year ended December 31, 2014 included $88 million related to assets acquired with LPS and marked to fair value in purchase accounting.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$1,727	47.0%	$1,800	43.4%	$1,732	45.2%
Title premiums from agency operations	1,944	53.0	2,352	56.6	2,101	54.8
Total title premiums	$3,671	100.0%	$4,152	100.0%	$3,833	100.0%

Title premiums decreased 12% in the year ended December 31, 2014 as compared to the 2013 period. The decrease was made up of a decrease in premiums from direct operations of $73 million, or 4% and a decrease in premiums from agency operations of $408 million, or 17% in the year ended December 31, 2014. Title premiums increased 8% in the year ended December 31, 2013 as compared to the 2012 period. The increase was made up of a increase in premiums from direct operations of $68 million, or 4% and an increase in premiums from agency operations of $251 million, or 12% in the year ended December 31, 2013.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2014	2013	2012

Opened title insurance orders from purchase transactions (1)	56.8%	46.1%	34.7%
Opened title insurance orders from refinance transactions (1)	43.2	53.9	65.3
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	58.1%	42.6%	35.9%
Closed title insurance orders from refinance transactions (1)	41.9	57.4	64.1
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in 2014, primarily due to a decrease in closed order volumes as compared to the prior year, partially offset by an increase of $120 million in the year ended December 31, 2014, related to the transaction services business acquired from LPS on January 2, 2014, a portion of which previously was included in our agency title premiums. Also offsetting the decline in orders was an increase in commercial revenue from the 2013 period and increase in the commercial fee per file. The decrease in order volumes was primarily related to a significant decrease in refinance transactions since the fourth quarter of 2013. In 2013, refinance transactions represented more than 60% of our total closed orders versus approximately 40% in 2014. Closed order volumes were 1,319,000 in the year ended December 31, 2014 compared with 1,708,000 in the year ended December 31, 2013. Although there was a decrease in closed order volumes in 2014, this was partially offset by a 14% increase in the fee per file in the year ended December 31, 2014. The average fee per file in our direct operations was $2,014 in the year ended December 31,2014, compared to $1,708 in the year ended December 31, 2013, with the increase reflecting a higher volume of purchase transactions, which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. Also, commercial transactions typically have a higher fee per file.
The decrease in title premiums from agency operations is primarily the result of the overall decline in real estate activity since the prior year. The decrease was consistent with the decrease in direct operations, except that the direct operations benefited from the addition of the transaction services business acquired from LPS on January 2, 2014, as discussed above.
Escrow, title related and other fees increased by $258 million, or 16%, in the year ended December 31, 2014 from 2013 and decreased by $16 million, or 1%, in the year ended December 31, 2013 from 2012. Escrow fees, which are more directly related to our direct operations, decreased $107 million, or 16%, in the year ended December 31, 2014 compared to the 2013 period and decreased $16 million, or 2%, in the year ended December 31, 2013 compared to the 2012 period. In both periods the decrease is consistent with the decrease in direct title premiums. The decrease in Escrow fees in 2014 was offset by the addition of $82 million related to the transaction services business acquired from LPS on January 2, 2014.
Other fees in the Title segment, excluding escrow fees, increased $364 million, or 40%, in the year ended December 31, 2014 compared to the 2013 period and increased $2 million, or 1%, in the year ended December 31, 2013 compared to the 2012 period. The increase in other fees was primarily due to the addition of $233 million year ended December 31, 2014, related to the transaction services business acquired from LPS on January 2, 2014.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $5 million in the year ended December 31, 2014 compared to the 2013 period and decreased $12 million in the year ended December 31,2013 compared to the 2012 period. The decrease is due primarily to decreases in market interest rates and in turn lower bond yields in both periods.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $51 million, or 3% increase in the year ended December 31, 2014 compared to the 2013 period is due to additional expense related to the Transaction Services business acquired from LPS in January 2014, severance expense of $20 million and an accrual for bonuses to be paid on our synergy bonus program of $30 million recorded in the year. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 53% and 54% for the periods ended December 31,2014 and  December 31,2013. Average employee count in the Title segment was 19,470 and 18,954 in the periods ended December 31,2014 and 2013, respectively. The increase in the 2014 period includes reductions in headcount as a result of synergies realized with the merger of the LPS transaction services business with the historical title business, offset by an increase of 2,668 employees from the LPS acquisition in January 2014. The reduction in personnel during 2014 also relates to decreases in orders and revenues.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $274 million, or 25% in the year ended December 31, 2014 from 2013. Other operating expenses increased due to the addition of the transaction services business acquired from LPS. Also affecting the period ended December 31,2014 were $35 million of transaction costs related to the LPS acquisition.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$1,944	100.0%	$2,352	100.0%	$2,101	100.0%
Agent commissions	1,471	75.7	1,789	76.1	1,600	76.2
Net retained agent premiums	$473	24.3%	$563	23.9%	$501	23.8%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums in the year ended December 31, 2014 remained consistent with 2013 and 2012.
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
The claim loss provision for title insurance was $228 million, $291 million, and $279 million for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts reflected average claim loss provision rates of 6.2% for 2014 and 7.0% of title premiums for 2013 and 2012. The claim loss provision for 2012 also includes an $11 million impairment recorded on an asset previously recouped as part of a claim settlement. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
BKFS
The results of this segment for the year ended December 31, 2014, include the results of BKFS and subsidiaries, which were initially consolidated on January 2, 2014, the date on which we acquired LPS.

Year Ended December 31, 2014
(In millions)
Revenues:
Total revenues	$852
Expenses:
Personnel costs	449
Other operating expenses	199
Depreciation and amortization	188
Interest expense	31
Total expenses	867
Loss from continuing operations before income taxes	$(15)
The results of the BKFS segment were negatively affected by costs related to the acquisition and integration of LPS by FNF since January 2, 2014. During the year ended December 31, 2014, the results of BKFS contain $53 million of transaction expenses and $12 million for merger related litigation expense, which were included in other operating expenses. Included within personnel costs in the year ended December 31, 2014 were $27 million in severance expenses relating to the acquisition and $31 million expense for bonuses under our synergy bonus program. Depreciation and amortization for the year ended December 31, 2014 includes $95 million related to assets acquired with LPS and marked to fair value in purchase accounting.
Excluding these merger related costs and depreciation and amortization related the fair value adjustment of assets acquired with the LPS acquisition, earnings from continuing operations before income taxes in the year ended December 31, 2014 was $203 million for the BKFS segment.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations. Also included in this segment are eliminations of revenues and expenses between our other core segments.
The FNF Core Corporate and Other segment generated revenues of $(14) million, $49 million and $45 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the 2014 period is due to inclusion of an elimination of revenues between our BKFS segment and our Title segment, which we began eliminating upon the acquisition of LPS in 2014.
Other operating expenses in the FNF Core Corporate and Other segment were $(12) million, $93 million and $60 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the 2014 period from the 2013 period is due to a $29 million allocation of transaction costs from the FNF Core Corporate segment to BKFS in 2014 and the 2013 period including a $20 million accrual related to an employment litigation matter and $3 million in transaction costs related to the LPS acquisition The decrease in both periods is also due to the elimination of revenues between our BKFS segment and our Title segment, which we began eliminating upon the acquisition of LPS in 2014.
Interest expense was $91million, $68 million and $60 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the 2014 period is due to additional borrowings in January 2014 to finance the acquisition of LPS.
This segment generated pretax losses of $121 million, $152 million and $157 million for the years ended December 31, 2014, 2013 and 2012, respectively, with the change in the 2014 period due to the reasons discussed above, primarily the change in Other operating expenses.
FNFV
Restaurant Group
The year ended December 31, 2013 was the first full twelve-month period for which operating results for the Restaurant Group segment have been consolidated. The results for the year ended December 31, 2012 reflect results of O'Charley's Inc. and subsidiaries as of the date of acquisition, April 9, 2012 through December 31, 2012, the results of ABRH as of the date of merger with O'Charley's, May 11, 2012 through December 31, 2012, as well as the results of J. Alexander's as of the date of acquisition, September 26, 2012 through December 31, 2012.

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues:
Restaurant revenue	$1,436	$1,408	$908
Realized gains and losses, net	(13)	(1)	119
Total revenues	1,423	1,407	1,027
Expenses:
Personnel costs	69	65	43
Cost of restaurant revenue	1,220	1,204	773
Other operating expenses	61	65	71
Depreciation and amortization	52	53	35
Interest expense	8	8	3
Total expenses	1,410	1,395	925
Earnings from continuing operations before income taxes	$13	$12	$102
Total revenues for the Restaurant group segment increased $16 million, or 1.1% in the year ended December 31, 2014, from the 2013 period mainly due to increased same store sales at ABRH and J. Alexander's. Total revenues increased $380 million, or 37.0% in the year ended December 31, 2013, from the 2012 period. The year ended December 31, 2013 is the first full twelve-month period for which operating results for the Restaurant Group segment have been consolidated.
Restaurant revenue increased $28 million or 19.9% and cost of restaurant revenue increased $16 million, or 1.3% in the year ended December 31, 2014, from the 2013 period mainly due to increased same store sales at ABRH and J. Alexander's as the expense trends with revenue.
Earnings from continuing operations before income taxes increased $1 million in the year ended December 31, 2014 from the 2013 period. Earnings from continuing operations before income taxes decreased $90 million in the year ended December 31, 2013 from the 2012 period mainly due to the results of the Restaurant group segment in 2012 including gains of $119 million on the consolidation of the Restaurant Group segment as a result of the acquisition. Prior to its consolidation on April 9, 2012, we held a $14 million investment in common stock of O'Charley's, Inc., which was included in Equity securities available for sale on the Consolidated Balance Sheet and a $37 million investment in ABRH which was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. As a result of the difference between our basis in these investments and the fair value at the time of consolidation, we recognized a $73 million realized gain during the year ended December 31, 2012. We also recognized a $48 million bargain purchase gain relating to the acquisition of O'Charley's. See Note B in the Notes to Consolidated Financial Statements for further discussion. Also included in the results of operations of the Restaurant Group for the year ended December 31, 2012 were $19 million of acquisition, transaction, and integration costs related to the O'Charley's acquisition.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, Cascade Timberlands and other smaller operations. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments. During 2014, the LTIP was frozen and then was terminated on December 31, 2014. Also during 2014, we established our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events relating to our investments, and such events result in realized or realizable pre-tax gains.
The FNFV Corporate and Other segment generated revenues of $110 million, $87 million, and $15 million for the years ended December 31, 2014, 2013, and 2012, respectively. Revenues increased $23 million in 2014 compared to 2013 and increased $72 million in 2013 compared to 2012. The increase in 2013 was mainly attributable to the addition of Digital Insurance at the end of 2012, which contributed $69 million in revenue during 2013.
Personnel costs were $101 million in 2014, $114 million in 2013 and $25 million in 2012. Personnel costs in 2014 include a $19 million accrual for our ISIP. Personnel costs in 2013 include a $54 million accrual for our LTIP. Also included in 2013 were an additional $43 million of personnel costs at Digital Insurance, which was acquired in December of 2012. Personnel costs in 2012 include an $10 million accrual for the LTIP.
This segment generated pretax losses of $27 million, $52 million, and $25 million for the years ended December 31, 2014, 2013, and 2012, respectively. The change in pretax earnings in all periods is primarily related to the additional LTIP expense. The 2014 period includes a $15 million impairment on one of the unconsolidated affiliates owned by FNFV. The 2012 period includes a $6 million impairment on land held at Cascade Timberlands.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.73 per share during 2014, or approximately $203 million. On January 27, 2015, our Board of Directors formally declared an $0.19 per share cash dividend that is payable on March 31, 2015 to FNF Group shareholders of record as of March 17, 2015. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2014, $2,108 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2015, our title insurance subsidiaries can pay or make distributions to us of approximately $236 million without prior regulatory approval. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On June 30, 2014, we completed the creation of a tracking stock for our portfolio company investments, now known as FNFV. The primary FNFV investments include our equity interests in ABRH, J. Alexander's, Ceridian, and Digital Insurance. We provided $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used for investment purposes, repurchasing FNFV stock or other general corporate purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations is expected to be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives or conserving cash.
We are focused on evaluating our FNFV assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including payment of dividends as declared by the Board of Directors and potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.
 Our cash flows provided by operations for the years ended December 31, 2014, 2013, and 2012 were $567 million, $484 million and $620 million, respectively. The increase in cash provided by operations of $83 million from 2014 to 2013 is primarily due to increased earnings from operations, lower claims payments of $98 million, and a tax refund of $62 million on LPS acquisition costs. These decreases were offset by payments of $54 million in transaction costs and $47 million in severance payments both relating to the acquisition of LPS and bonus payments of $124 million relating to our LTIP, ISIP, and synergy plans. The decrease in cash provided by operations of $136 million from 2013 to 2012 is due primarily to $16 million in transaction costs related to the acquisition of LPS, a $20 million employee litigation payment, a $12 million increase in prepaid assets, a $7 million payment for an executive severance payment at Remy, a $14 million final payment on a legal settlement and the remainder is attributable to the decrease in operating earnings.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $210 million, $145 million and $79 million for the years ended December 31, 2014, 2013, and 2012, respectively. The 2014 period consists of capital expenditures of $57 million in our Title segment, $63 million in our BKFS segment, $64 million in Restaurant Group segment, $23 million in our former Remy segment, and $3 million in other FNFV Group expenditures. The increase in the 2014 period from the 2013 period is primarily due to increased expenditures on property and equipment and capitalized software at BKFS, acquired from LPS on January 2, 2014 and continued remodeling efforts in our Restaurant Group segment. The increase from 2012 to 2013 is due to increased capital expenditures of $30 million in the Title segment, $10 million of which related to building a new headquarters building for our ServiceLink division during 2013 and $11 million of software development costs at our ServiceLink division in 2013. An additional $36 million of capital expenditures were made in our Remy and Restaurant Group segment, primarily related to remodeling efforts in our Restaurant Group and Remy's expansion of a manufacturing facility in China.
 Financing. For a description of our financing arrangements see Note K to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II, Item 7.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2014 and 2013, we saw seasonality trends return to historical patterns. During 2013 and 2014, we experienced a moderate increase in existing home sales and we have also seen a decline in total housing inventory. However, we have experienced significant declines in refinance activity starting in the fourth quarter of 2013.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities, operating lease payments on certain of our premises and equipment and purchase obligations of the Restaurant Group.
As of December 31, 2014, our required annual payments relating to these contractual obligations were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Notes payable	$117	$176	$530	$531	$464	$1,005	$2,823
Operating lease payments	193	232	135	107	80	268	1,015
Pension and other benefit payments	17	17	16	15	60	80	205
Title claim losses	285	235	191	153	104	653	1,621
Unconditional purchase obligations	216	49	22	12	5	5	309
Other	89	89	76	65	57	237	613
Total	$917	$798	$970	$883	$770	$2,248	$6,586
As of December 31, 2014, we had title insurance reserves of $1,621 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
 The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2014 to determine the amount of the obligations.
BKFS has data processing and maintenance commitments with various vendors. We used current outstanding contracts with the vendors to determine the amount of the obligations.
We sponsor multiple pension plans and other post-retirement benefit plans. See Note P of the Notes to Consolidated Financial Statements.
Other contractual obligations include estimated future interest payments on our outstanding fixed rate debt and investment commitments entered into in 2014 for $81 million to be made in the future, of which $55 million is outstanding as of December 31, 2014.
Capital Stock Transactions.  On February 23, 2015, we announced a tender offer to purchase up to $185 million of shares of our FNFV Group Common stock at a purchase price of no greater than $15.40 per share, nor less than $14.30 per share in cash. We are conducting this Offer through a procedure commonly called a “modified Dutch auction.” This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The offer will expire at 12:00 Midnight, New York City time, at the end of Friday, March 20, 2015, unless we extend the offer.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014, we repurchased a total of 116,100 shares for $2 million, or an average of $14.00 per share under this program. Subsequent to year-end we repurchased a total of 423,350 shares for $5 million, or an average of $12.34 per share under this program through market close on February 27, 2015. Since the original commencement of the plan adopted November 6, 2014, we have repurchased a total of 539,450 shares for $7 million, or an average of $12.70 per share, and there are 9,460,550 shares available to be repurchased under this program.
On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. We issued 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
On January 2, 2014, we completed the purchase of LPS. As part of the consideration, $839 million or 25,920,078 shares of Old FNF common stock was issued to LPS shareholders. See Note B for further information on the acquisition of LPS.
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
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014, we did not repurchase any FNF Group shares under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2015. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements.  We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2014 of $71 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note T of Notes to Consolidated Financial Statements included elsewhere herein.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in the Risk Factors section of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased real estate activity, which depends in part on the level of interest rates, may reduce our Core revenues.
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
At December 31, 2014, we had $2,826 million in long-term debt, of which $1,208 million bears interest at a floating rate. Our fixed maturity investments, certain preferred stocks and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. We do not currently use derivative financial instruments to hedge these risks.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2014, we held $145 million in marketable equity securities (not including our investments in preferred stock of $223 million at December 31, 2014 and our Investments in unconsolidated affiliates, which amounted to $770 million at December 31, 2014). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 22.9% of total liabilities at December 31, 2014) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2014 and December 31, 2013, are as follows:
 Interest Rate Risk
At December 31, 2014, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred stock which are tied to interest rates of $82 million as compared with a (decrease) increase of $89 million at December 31, 2013.
For the years ended December 31, 2014 and 2013, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in a decrease in the interest expense on our average outstanding floating rate debt of $2 million, as the current LIBOR rate is less than 1%. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense on our average outstanding floating rate debt of $14 million for the year ended December 31, 2014. The main cause of the increase from $1 million for the year ended December 31, 2013, is the addition of the $1.1 billion term loan we obtained in connection with the acquisition of LPS on January 2, 2014. See Note B for further discussion on this acquisition.
Equity Price Risk
At December 31, 2014, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $29 million, as compared with an increase (decrease) of $27 million at December 31, 2013.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/  KPMG LLP
 Jacksonville, Florida
March 2, 2015
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/  KPMG LLP

Jacksonville, Florida
March 2, 2015
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2014 and 2013, includes pledged fixed maturities of $499 and $261, respectively, related to secured trust deposits	$3,025	$2,959
Preferred stock available for sale, at fair value	223	151
Equity securities available for sale, at fair value	145	136
Investments in unconsolidated affiliates	770	357
Other long-term investments	172	162
Short-term investments	334	26
Total investments	4,669	3,791
Cash and cash equivalents, at December 31, 2014 and 2013, includes pledged cash of $136 and $339, respectively, related to secured trust deposits	700	1,969
Trade and notes receivables, net of allowance of $32 and $21 at December 31, 2014 and 2013, respectively	504	482
Goodwill	4,721	1,901
Prepaid expenses and other assets	484	681
Capitalized software, net	570	40
Other intangible assets, net	1,133	619
Title plants	393	370
Property and equipment, net	635	645
Income taxes receivable	59	30
Total assets	$13,868	$10,528

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$1,308	$1,302
Notes payable	2,826	1,323
Reserve for title claim losses	1,621	1,636
Secured trust deposits	622	588
Deferred tax liability	703	144
Total liabilities	7,080	4,993
Commitments and Contingencies:
Redeemable non-controlling interest by 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink Holdings, LLC	715	—
Equity:
Old FNF common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2013; issued 292,289,166 shares as of December 31, 2013	—	—
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2014; issued 279,443,239 shares as of December 31, 2014	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2014; issued 92,828,470 shares as of December 31, 2014	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,855	4,642
Retained earnings	1,150	1,089
Accumulated other comprehensive earnings	2	37
Less: Treasury stock, 493,737 shares and 41,948,518 shares as of December 31, 2014 and 2013, respectively, at cost	(13)	(707)
Total Fidelity National Financial, Inc. shareholders’ equity	5,994	5,061
Noncontrolling interests	79	474
Total equity	6,073	5,535
Total liabilities, redeemable non-controlling interest and equity	$13,868	$10,528

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$1,727	$1,800	$1,732
Agency title insurance premiums	1,944	2,352	2,101
Escrow, title-related and other fees	2,804	1,737	1,676
Restaurant revenue	1,436	1,408	908
Interest and investment income	126	127	143
Realized gains and losses, net	(13)	16	108
Total revenues	8,024	7,440	6,668
Expenses:
Personnel costs	2,540	2,061	1,834
Agent commissions	1,471	1,789	1,600
Other operating expenses	1,643	1,273	1,269
Cost of restaurant revenue	1,220	1,204	773
Depreciation and amortization	403	133	103
Provision for title claim losses	228	291	279
Interest expense	127	73	64
Total expenses	7,632	6,824	5,922
Earnings from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	392	616	746
Income tax expense on continuing operations	312	195	242
Earnings from continuing operations before equity in earnings (loss) of unconsolidated affiliates	80	421	504
Equity in earnings (loss) of unconsolidated affiliates	432	(26)	10
Net earnings from continuing operations	512	395	514
Earnings from discontinued operations, net of tax	7	16	98
Net earnings	519	411	612
Less: Net (loss) earnings attributable to non-controlling interests	(64)	17	5
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$583	$394	$607

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to Old FNF common shareholders	$83	$388	$551
Net earnings from discontinued operations, attributable to Old FNF common shareholders	6	6	56
Net earnings attributable to Old FNF common shareholders	$89	$394	$607

Net earnings attributable to FNF Group common shareholders	$214

Net earnings from continuing operations, attributable to FNFV Group common shareholders	$283
Net earnings from discontinued operations, attributable to FNFV Group common shareholders	(3)
Net earnings attributable to FNFV Group common shareholders	$280
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (continued)

	Year Ended December 31,
	2014	2013	2012

Earnings per share
Basic
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$0.31	$1.67	$2.48
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	0.02	0.04	0.27
Net earnings per share attributable to Old FNF common shareholders	$0.33	$1.71	$2.75

Net earnings per share attributable to FNF Group common shareholders	$0.77	$—	$—

Net earnings from continuing operations attributable to FNFV Group common shareholders	$3.08
Net loss from discontinued operations attributable to FNFV Group common shareholders	(0.04)
Net loss per share attributable to FNFV Group common shareholders	$3.04

Diluted
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$0.30	$1.64	$2.42
Net loss per share from discontinued operations attributable to Old FNF common shareholders	0.02	0.04	0.27
Net earnings per share attributable to Old FNF common shareholders	$0.32	$1.68	$2.69

Net earnings per share attributable to FNF Group common shareholders	$0.75	$—	$—

Net earnings from continuing operations attributable to FNFV Group common shareholders	3.05
Net loss from discontinued operations attributable to FNFV Group common shareholders	(0.04)
Net loss per share attributable to FNFV Group common shareholders	$3.01

Weighted average shares outstanding Old FNF common stock, basic basis	138	230	221
Weighted average shares outstanding Old FNF common stock, diluted basis	142	235	226
Cash dividends paid per share Old FNF common stock	$0.36	$0.66	$0.58

Weighted average shares outstanding FNF Group common stock, basic basis	138
Weighted average shares outstanding FNF Group common stock, diluted basis	142
Cash dividends paid per share FNF Group common stock	$0.37

Weighted average shares outstanding FNFV Group common stock, basic basis	46
Weighted average shares outstanding FNFV Group common stock, diluted basis	47
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net earnings	$519	$411	$612
Other comprehensive (loss) earnings (net of tax):
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	(1)	(33)	41
Unrealized (loss) gain relating to investments in unconsolidated affiliates	(10)	(15)	23
Unrealized (loss) gain on foreign currency translation and cash flow hedging	(17)	(2)	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	4	(13)
Minimum pension liability adjustment	(12)	24	8
Other comprehensive (loss) earnings	(40)	(22)	65
Comprehensive earnings	479	389	677
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(64)	17	5
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$543	$372	$672

Comprehensive earnings attributable to Old FNF common shareholders	$111	$372	$672

Comprehensive earnings attributable to FNF Group common shareholders	$184

Comprehensive earnings attributable to FNFV Group common shareholders	$241

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	FNF Class A Common Stock		FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	$	Shares	$	Shares	$					Shares	Amount
	(In millions)
Balance, December 31, 2011	255	$—	—	$—	—	$—	$3,799		$373	$(7)	34	$(532)	$23	$3,656	$—
Acquisition of O'Charley's, Inc.	—	—	—	—	—	—	11		—	—	—	—	—	11	—
Exercise of stock options	12	—	—	—	—	—	154		—	—	3	(63)	—	91	—
Treasury stock repurchased	—	—	—	—	—	—	—		—	—	2	(38)	—	(38)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	—	—	31		—	—	—	—	—	31	—
Issuance of restricted stock	1	—	—	—	—	—	—		—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	—		—	29	—	—	—	29	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	—		—	23	—	—	—	23	—
Other comprehensive earnings — unrealized gain on foreign currency	—	—	—	—	—	—	—		—	6	—	—	5	11	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	—		—	8	—	—	1	9	—
Stock-based compensation	—	—	—	—	—	—	23		—	—	—	—	4	27	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—		—	—	1	(25)	—	(25)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	—		—	—	—	—	(7)	(7)	—
Consolidation of previous minority-owned subsidiary	—	—	—	—	—	—	—		—	—	—	—	462	462	—
Dividends declared	—		—	—	—	—	—		(131)	—	—	—	—	(131)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—		—	—	—	—	(12)	(12)	—
Net earnings	—	—	—	—	—	—	—		607	—	—	—	5	612	—
Balance, December 31, 2012	268	$—	—	$—	—	$—	$4,018		$849	$59	40	$(658)	$481	$4,749	$—
Equity offering	20	—	—	—	—	—	511		—	—	—	—	—	511	—
Exercise of stock options	3	—	—	—	—	—	61		—	—	—	—	—	61	—
Treasury stock repurchased	—	—	—	—	—	—	—		—	—	1	(34)	—	(34)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	—	—	17		—	—	—	—	—	17	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized (loss) on investments and other financial instruments	—	—	—	—	—	—	—		—	(29)	—	—	—	(29)	—
Other comprehensive earnings — unrealized (loss) on investments in unconsolidated affiliates	—	—	—	—	—	—	—		—	(15)	—	—	—	(15)	—
Other comprehensive earnings — unrealized (loss) on foreign currency	—	—	—	—	—	—	—		—	(2)	—	—	2	—	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	—		—	24	—	—	2	26	—
Stock-based compensation	—	—	—	—	—	—	30		—	—	—	—	5	35	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—		—	—	1	(15)	—	(15)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	(4)		—	—	—	—	7	3	—
Consolidation of previous minority-owned subsidiary	—	—	—	—	—	—	9		—	—	—	—	(23)	(14)	—
Dividends declared	—	—	—	—	—	—	—		(154)	—	—	—	—	(154)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—		—	—	—	—	(17)	(17)	—
Net earnings	—	—	—	—	—	—	—		394	—	—	—	17	411	—
Balance, December 31, 2013	292	$—	—	$—	—	$—	$4,642		$1,089	$37	42	$(707)	$474	$5,535	$—
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - Continued

	Fidelity National Financial, Inc. Common Shareholders
	FNF Class A Common Stock		FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	$	Shares	$	Shares	$				Shares	Amount
	(In millions)
Balance, December 31, 2013	292	$—	—	$—	—	$—	$4,642	$1,089	$37	42	$(707)	$474	$5,535	$—
Acquisition of Lender Processing Services	26	—	—	—	—	—	839	—	—	—	—	—	839	—
Exercise of stock options	1	—	1	—	—	—	40	—	—	—	—	—	40	—
Recapitalization of FNF stock	(277)	—	277	—	92	—	(6)	—	—	—	—	—	(6)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	—	—	16	—	—	—	—	—	16	—
Issuance of restricted stock	—	—	1	—	1	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized (loss) on investments and other financial instruments	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Other comprehensive earnings — unrealized (loss) on investments in unconsolidated affiliates	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)	—
Other comprehensive earnings — unrealized (loss) on foreign currency and cash flow hedging	—	—	—	—	—	—	—	—	(17)	—	—	(8)	(25)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(6)	(18)	—
Stock-based compensation	—	—	—	—	—	—	32	—	—	—	—	(9)	23	28
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	—	—	(11)	—	(11)	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	(1)	—	—	—	—	22	21	—
Contribution by minority owner to acquire minority interest in Black Knight Financial Services, LLC and ServiceLink Holdings, LLC	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)	687
Retirement of treasury shares	(42)		—	—	—	—	(707)	—	—	(42)	707	—	—	—
Distribution of Remy to FNFV Group Shareholders	—	—	—	—	—	—	—	(319)	5	—	—	(279)	(593)	—
Dividends declared	—	—	—	—	—	—	—	(203)	—	—	—	—	(203)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)	—
Net earnings	—	—	—	—	—	—	—	583	—	—	—	(64)	519	—
Balance, December 31, 2014	—	$—	279	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$519	$411	$612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	476	209	132
Equity in losses (earnings) of unconsolidated affiliates	(432)	26	(10)
Net loss (gain) on sales of investments and other assets, net	13	(12)	3
Gain on consolidation of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC	—	—	(73)
Bargain purchase gain on O'Charley's, Inc.	—	—	(48)
Gain on consolidation of Remy International, Inc.	—	—	(79)
Stock-based compensation cost	51	35	27
Tax benefit associated with the exercise of stock-based compensation	(16)	(17)	(31)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in pledged cash, pledged investments and secured trust deposits	—	2	—
Net increase in trade receivables	(22)	—	(12)
Net (increase) decrease in prepaid expenses and other assets	(23)	(3)	49
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(130)	7	63
Net decrease in reserve for title claim losses	(67)	(112)	(159)
Net change in income taxes	198	(62)	146
Net cash provided by operating activities	567	484	620
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	778	745	594
Proceeds from calls and maturities of investment securities available for sale	458	306	419
Proceeds from sales of other assets	5	1	2
Additions to property and equipment and capitalized software	(210)	(145)	(79)
Purchases of investment securities available for sale	(1,196)	(882)	(1,146)
Purchases of other long-term investments	(71)	(97)	(9)
Net (purchases of) proceeds from short-term investment activities	(161)	36	(12)
Net contributions to investments in unconsolidated affiliates	—	(20)	(23)
Dividends from unconsolidated affiliates	49	25	—
Net other investing activities	(10)	(4)	3
Proceeds from the sale of flood insurance business	—	—	75
Acquisition of Lender Processing Services, Inc., net of cash acquired	(2,253)	—	—
Acquisition of USA Industries, Inc., net of cash acquired	(40)	—	—
Acquisition of O'Charley's, Inc. and American Blue Ribbon Holdings, LLC, net of cash acquired	—	—	(122)
Acquisition of J. Alexander's Corporation, net of cash acquired	—	—	(72)
Acquisition of Remy International, Inc., net of cash acquired	—	—	64
Proceeds from sale of at-risk insurance business	—	—	120
Acquisition of Digital Insurance, Inc. net of cash acquired	—	—	(98)
Other acquisitions/disposals of businesses, net of cash acquired	(69)	(25)	(26)
Net cash used in investing activities	(2,720)	(60)	(310)
Cash Flows From Financing Activities:
Equity offering	—	511	—
Borrowings	1,764	341	679
Debt service payments	(1,073)	(359)	(557)
Additional investment in non-controlling interest	(1)	(14)	—
Proceeds from sale of 4% ownership interest of Digital Insurance	—	3	—
Make-whole call penalty on early extinguishment of debt	—	—	(6)
Debt & equity issuance costs	(5)	(16)	(8)
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	687	—	—
Cash transferred in Remy spin-off	(86)	—	—
Dividends paid	(203)	(153)	(128)
Subsidiary dividends paid to noncontrolling interest shareholders	(50)	(17)	(12)
Exercise of stock options	40	61	91
Tax benefit associated with the exercise of stock-based compensation	16	17	31
Purchases of treasury stock	(2)	(34)	(38)
Net cash provided by financing activities	1,087	340	52
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(1,066)	764	362
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	1,630	866	504
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$564	$1,630	$866
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Summary of Significant Accounting Policies
The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of December 31, 2014, we had the following reporting segments:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services ("LPS"), now combined with our ServiceLink business. Transaction services include other title related services used in production and management of mortgage loans, including mortgage loans that go into default.

•
BKFS. This segment consists of the operations of BKFS. This segment provides core technology and data and analytics services through leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage.

•
FNF Core Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which includes the Stoney River Steakhouse and Grill concepts.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as Digital Insurance in which we own 96% and other smaller operations which are not title related.

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
Recent Developments
In addition to the below Recent Developments, we have made several acquisitions which are discussed in more detail on Note B.
On February 23, 2015, we announced a tender offer to purchase up to $185 million of shares of our FNFV Group Common stock at a purchase price of no greater than $15.40 per share, nor less than $14.30 per share in cash. We are conducting this Offer through a procedure commonly called a “modified Dutch auction.” This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The offer is set to expire at 12:00 Midnight, New York City time, at the end of Friday, March 20, 2015, unless we extend the offer.
On February 19, 2015, we announced our intention to pursue a tax-free spin-off of J. Alexander's to FNFV shareholders.
On January 16, 2015, we closed the sale of Cascade Timberlands, LLC, which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. We received cash of $63 million upon the closing.
On December 31, 2014, we closed the previously announced distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As part of the Spin-off, FNFV combined all of the 16,342,508 shares of Remy common stock that FNFV owned and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into New Remy. Immediately following the Spin-off, New Remy and Remy International, Inc. ("Old Remy") engaged in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco Corp. ("New Remy Holdco"). In the Spin-off, FNFV shareholders ultimately received a total of approximately 16.6 million shares of New Remy Holdco common stock, or approximately 0.17879 shares of New Remy Holdco common stock for each share of FNFV that they owned. This spin-off is expected to be tax free to FNFV shareholders.
On December 23, 2014, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of Black Knight Financial Services, Inc. ("BKFSI") common stock. BKFSI is currently presented as the BKFS segment.
On November 17, 2014, Ceridian completed the exchange of its subsidiary Comdata Inc. ("Comdata") with FleetCor Technologies Inc. ("FleetCor") in a transaction valued at approximately $3.5 billion. FNFV owns approximately 32% of Ceridian and through this ownership has indirectly received approximately 2.4 million shares of Fleetcor common stock. Based on FleetCor's closing stock price of $147.66 on November 13, 2014, the 2.4 million FleetCor shares are currently valued at approximately $356 million. As previously disclosed, the shares of FleetCor's common stock that FNFV indirectly owns are subject to a six-month lockup from the November 14, 2014 closing date and approximately 25% of these shares have been contributed to an escrow account to meet potential indemnification claims, if any, for up to three years from closing. The stock-for-stock transaction is tax-free for Ceridian LLC and its shareholders. As of December 31, 2014, FNFV indirectly owns approximately 3% of the outstanding shares of FleetCor. We recognized $495 million in equity in earnings of unconsolidated affiliates in the twelve months ending December 31, 2014 as a result of the transaction.
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
On August 25, 2014, we acquired a 70% ownership interest in LandCastle Title ("LandCastle"), in exchange for our agreement to fund any escrow shortfalls in LandCastle's escrow accounts. At the time of the acquisition, LandCastle was a large third-party agent of FNF, operating primarily in the State of Georgia. To date, FNF's total cash contribution to LandCastle is approximately $22 million and based on our current understanding of the business could increase by approximately $0 - $10 million. On January 31, 2015, we acquired an additional 5% ownership interest in LandCastle and we now have a 75% ownership interest in LandCastle.
On August 19, 2014, ABRH completed a recapitalization whereby they entered into a new credit agreement for $210 million. As part of the recapitalization, ABRH's parent paid a special dividend to its members, totaling $75 million. Of this special dividend, FNFV received $41 million. ABRH's parent also distributed its 28% ownership interest in J. Alexander's to FNFV, resulting in FNFV now directly owning 87% of J. Alexander's. See Note J for further discussion of the new credit agreement.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Discontinued Operations
Remy
On December 31, 2014, we closed the previously announced distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As part of the Spin-off, FNFV combined all of the 16,342,508 shares of Remy common stock that FNFV owned and a small company called Fidelity National Technology Imaging, LLC ("Imaging") into New Remy. Immediately following the Spin-off, New Remy and Remy International, Inc. ("Old Remy") engaged in a series of stock-for-stock transactions ending with a new publicly-traded holding company, New Remy Holdco Corp. ("New Remy Holdco"). In the Spin-off, FNFV shareholders ultimately received a total of approximately 16.6 million shares of New Remy Holdco common stock, or approximately 0.17879 shares of New Remy Holdco common stock for each share of FNFV that they owned. This spin-off is expected to be tax free to FNFV shareholders. Our title segment continues to utilize Imaging's services in its operations. We continue to hold $29 million in Remy bonds, which is included in Fixed maturities available for sale on the Consolidated Balance Sheet. Prior to the Spin-off these investments were eliminated in consolidation.
As a result of the Spin-off discussed above, the results from Remy are reflected in the Consolidated Statements of Earnings as discontinued operations. Total revenues included in discontinued operations were $1,173 million, $1,125 million and $497 million for the years ended December 31, 2014, 2013 and 2012, respectively. Pre-tax earnings included in discontinued operations were $6 million, $22 million, and $89 million for the years ended December 31, 2014, 2013 and 2012, respectively.
A reconciliation of the operations of Remy to the Statement of Earnings is shown below:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues:
Auto parts revenues	$1,172	$1,127	$417
Other revenues	1	(2)	80
Total	1,173	1,125	497

Expenses:
Personnel costs	81	86	29
Other operating expenses	52	46	18
Cost of auto parts revenues	1,009	947	350
Depreciation & amortization	4	4	1
Interest expense	21	20	10
Total expenses	1,167	1,103	408

Earnings from discontinued operations before income taxes	6	22	89
Income tax (benefit) expense	(1)	5	3
Net earnings from discontinued operations	7	17	86
Less: Net earnings attributable to non-controlling interests	3	10	2
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	$4	$7	$84
Cash flow from discontinued operations data:
Net cash provided by operations	$39	$61	$36
Net cash used in investing activities	(50)	(21)	(10)
Other Discontinued Operations
The results from a small software company, which we acquired with LPS and which was sold during the second quarter of 2014, are included in the Consolidated Statements of Earnings as discontinued operations for all periods presented through the date of sale. Total revenues included in discontinued operations were $2 million for the year ended December 31, 2014. Pre-tax earnings included in discontinued operations are $1 million for the year ended December 31, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The results from two J. Alexander's locations closed in the second quarter of 2013 are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total net revenue included in discontinued operations was $3 million for the year ended December 31, 2013. Pre-tax loss included in discontinued operations was $3 million for the year ended December 31, 2013.
The results from a settlement services company closed in the second quarter of 2013 are reflected in the Consolidated Statements of Earnings as discontinued operations for all periods presented. Total revenues included in discontinued operations were $9 million and $36 million for the years ended December 31, 2013 and 2012, respectively. Pre-tax earnings included in discontinued operations were $2 million and $9 million for the year ended December 31, 2013 and 2012, respectively.
On May 1, 2012, we completed the sale of an 85% interest in our remaining subsidiaries that write personal lines insurance to WT Holdings, Inc. for $120 million. Accordingly, the results of this business through the date of sale (which we refer to as our "at-risk" insurance business) for all periods presented are reflected in the Consolidated Statements of Earnings as discontinued operations. Total revenues from the at-risk insurance business included in discontinued operations are $124 million, for the year ended December 31, 2012. Pre-tax earnings from the at-risk insurance business included in discontinued operations are $10 million for the year ended December 31, 2012.
Investments
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support our investment strategies are carried at fair value and are classified as available for sale as of the balance sheet dates. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly. Discount or premium is recorded for the difference between the purchase price and the principal amount. The discount or premium is amortized or accrued using the interest method and is recorded as an adjustment to interest and investment income. The interest method results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for retrospectively.
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
Other long-term investments consist of various cost-method investments and in 2013 included structured notes. The structured notes were carried at fair value as of the balance sheet date. The structured notes matured during the third quarter of 2014 (see Note C for further discussion). The cost-method investments are carried at historical cost.
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
We completed annual goodwill impairment analyses in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2014 and 2013, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts and trademarks which are generally recorded in connection with acquisitions at their fair value, and debt issuance costs relating to the issuance of our long-term notes payable. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually. Debt issuance costs are amortized on a straight line basis over the contractual life of the related debt instrument.
We recorded an $11 million impairment expense to Tradenames in our Restaurant Group segment during the year ended December 31, 2014. We recorded no impairment expense related to other intangible assets in the years ended December 31, 2013, or 2012.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment in the years ended December 31, 2014, 2013 and 2012 and identified and recorded impairment expense of $1 million, $4 million and $13 million, respectively.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Equipment under capitalized leases is amortized on a straight-line basis to its expected residual value at the end of the lease term. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.
In our Restaurant Group, all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest are capitalized. Direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment are also capitalized. In addition, for each new restaurant and re-branded restaurant, a portion of the internal direct costs of its real estate and construction department are also capitalized.
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
The reserve for title claim losses also includes reserves for losses arising from closing and disbursement functions due to fraud or operational error.
If a loss is related to a policy issued by an independent agent, we may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, we may proceed against third parties who are responsible for any loss under the title insurance policy under rights of subrogation.
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $622 million and $588 million at December 31, 2014 and 2013, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Revenue Recognition
Title. Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete, whereas premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 70 - 80% reported within three months following closing, an additional 10 - 20% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 75.7%, of agent premiums earned in 2014, 76.1% of agent premiums earned in 2013 and 76.2% of agent premiums earned in 2012. We also record a provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 6.2% for 2014 and 7.0% for 2013 and 2012, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is approximately 10% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was a decrease of $9 million for the year ended December 31, 2014, $7 million for the year ended 2013 and less than $1 million for the year ended 2012. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $55 million and $74 million at December 31, 2014 and 2013, respectively, which represents agency premiums of approximately $276 million and $364 million at December 31, 2014 and 2013, respectively, and agent commissions of $221 million and $290 million at December 31, 2014 and 2013, respectively.
Revenues from home warranty insurance policies are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
BKFS . Within our BKFS segment, our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our customers to provide services, software licenses, and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same customer. We recognize revenues relating to mortgage processing, outsourced business processing services, data and analytics services, along with software licensing and software-related services. In some

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
The majority of our revenues are from outsourced data processing and application hosting, data, analytic and valuation related services, and outsourced business processing services. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. For hosting arrangements, revenues and costs related to implementation, conversion and programming services are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.
In the event that our arrangements with our customers include more than one element, we determine whether the individual revenue elements can be recognized separately. In arrangements with multiple deliverables, the delivered items are considered separate units of accounting if (1) they have value on a standalone basis and (2) performance of the undelivered items is considered probable and within our control. Arrangement consideration is then allocated to the separate units of accounting based on relative selling price. If it exists, vendor-specific objective evidence is used to determine relative selling price, otherwise third-party evidence of selling price is used. If neither exists, the best estimate of selling price is used for the deliverable.
For multiple element software arrangements, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.
Restaurant Group. Restaurant revenue on the Consolidated Statements of Earnings consists of restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts.
Capitalized Software
Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. In our BKFS segment we have significant internally developed software. These costs are amortized using the straight-line method or accelerated over the estimated useful life. Useful lives of computer software range from 3 to 10 years. For software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We recorded impairment charges of $5 million in the year ended December 31, 2014, for an abandoned software development project.
Comprehensive Earnings (Loss)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We report Comprehensive earnings (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Realized gains and losses, net on the Consolidated Statements of Earnings.

Changes in the balance of Other comprehensive earnings by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings
	(In millions)
Balance December 31, 2012	$116	$(26)	$9	$(40)	$59
Other comprehensive (losses) earnings	(33)	(15)	(2)	24	(26)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	4	—	—	—	4
Balance December 31, 2013	87	(41)	7	(16)	37
Other comprehensive (losses) earnings	(1)	(10)	(17)	(12)	(40)
Distribution of Remy to FNFV Group Shareholders	—	—	3	2	5
Balance December 31, 2014	$86	$(51)	$(7)	$(26)	$2
Redeemable Non-controlling Interest
Subsequent to the acquisition of LPS we issued 35% ownership interests in each of BKFS and ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL has an option to put its ownership interests of either or both of BKFS and ServiceLink to us if no public offering of the corresponding business has been consummated after four years from the date of FNF's purchase of LPS. The units owned by THL ("redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As of December 31, 2014, we do not believe the exercise of this put right to be probable.
As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify the redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF is reported on the Consolidated Balance Sheet outside permanent of equity; and the Consolidated Statement of Earnings reflects the respective redeemable noncontrolling interests in Net earnings (loss) attributable to non-controlling interests, the effect of which is removed from the net earnings attributable to Fidelity National Financial, Inc. common shareholders.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share based payments, known as profits interests, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2014, 2013, and 2012, options to purchase 2 million shares, 1 million shares and 4 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share.
As of the close of business on June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. As a result of the recapitalization, the weighted average shares outstanding presented on the Consolidated Statements of Earnings includes shares of Old FNF common stock, FNF Group common stock and FNFV Group common stock. Earnings per share for all periods presented is attributed to the related class of common stock.
Transactions with Related Parties
As we no longer have any officers in common with Fidelity National Information Services, Inc. ("FIS"), effective January 1, 2014, we no longer consider FIS a related party. We have described below transactions with FIS through December 31, 2013.
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

•	Administrative aviation corporate support and cost-sharing services to FIS.
A detail of net revenues and expenses between us and FIS that were included in our results of operations for the periods presented is as follows:

	Year Ended December 31,
	2013	2012
	(In millions)
Corporate services and cost-sharing revenue	$7	$5
Data processing expense	(34)	(32)
Net expense	$(27)	$(27)

We believe the amounts we earned or were charged under each of the foregoing arrangements are fair and reasonable. The information technology infrastructure support and data center management services provided to us are priced within the range of prices that FIS offers to its unaffiliated third party customers for the same types of services. However, the amounts FNF earned or was charged under these arrangements were not negotiated at arm’s-length, and may not represent the terms that we might have obtained from an unrelated third party. The net amounts due to FIS as a result of these agreements were $3 million as of December 31, 2013.
Included in equity securities available for sale at December 31, 2013, were 1,303,860 shares of FIS common stock, which were purchased pursuant to an investment agreement between us and FIS dated March 31, 2009. During the fourth quarter of 2013, we sold 300,000 shares for a realized gain of $11 million. The fair value of this investment was $70 million as of December 31, 2013, and is recorded in Equity securities available for sale.
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
Certain Reclassifications
Certain reclassifications have been made in the 2013 and 2012 Consolidated Financial Statements to conform to classifications used in 2014. In addition, we have corrected an immaterial prior period error to accrued personnel cost which affected the Balance Sheet, the Statement of Earnings and the Statement of Equity. We reviewed the impact of this error on the prior period financial statements and determined that the error was not material to the financial statements. A summary of the effects of the immaterial correction on our Consolidated Financial Statements for the year ended December 31, 2013 is as follows: Balance Sheet: Income taxes payable decreased by $4 million, Accounts payable and accrued expenses increased by $12 million and Retained earnings decreased by $8 million; Income Statement: Personnel costs increased by $12 million, Income tax expense decreased by $4 million, Pre-tax earnings decreased by $12 million and Net earnings decreased by $8 million impacting Basic earnings per share by $(0.04) and Diluted earnings per share by $(0.03). There was no impact on our other Condensed Consolidated Financial Statements presented.
Note B.         Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.
Acquisition and Merger with Lender Processing Services
On January 2, 2014, we completed the purchase of LPS. The purchase consideration paid was $37.14 per share of LPS common stock, of which $28.10 per share was paid in cash and the remaining $9.04 was paid in Old FNF common shares. The purchase consideration represented an exchange ratio of 0.28742 of Old FNF common shares per share of LPS common stock. Total consideration paid for LPS was $3.4 billion, which consisted of $2,535 million in cash and $839 million in Old FNF common stock. In order to pay the stock component of the consideration, we issued 25,920,078 Old FNF shares to the former LPS shareholders. Goodwill has been recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired.

The purchase price was as follows (in millions):

Cash paid for LPS outstanding shares	$2,535
Less: cash acquired from LPS	(282)
Net cash paid for LPS	2,253
FNF common stock issued (25,920,078 shares)	839
Total net consideration paid	$3,092
The purchase price has been allocated to the LPS assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The purchase price allocation was completed in 2014. The purchase price allocation is as follows (in millions):

Trade and notes receivable	$184
Investments	77
Prepaid expenses and other assets	59
Property and equipment	149
Capitalized software	536
Intangible assets including title plants	1,010
Income tax receivable	59
Goodwill	3,011
Total assets	5,085
Notes payable	1,093
Reserve for title claims	54
Deferred tax liabilities	405
Other liabilities assumed	441
Total liabilities	1,993
Net assets acquired	$3,092

The following table summarizes the intangible assets acquired (in millions, except for useful life):

	Fair Value as of Acquisition	Weighted Average Useful Life in Years as of Consolidation	Residual Value as of December 31, 2014
Amortizing intangible assets:
Developed technology	$514	8	$453
Purchased technology	22	3	14
Trade names	13	10	11
Customer relationships	918	10	753
Non-compete agreements	4	3	3
Other intangibles	5	8	4

Non-amortizing intangible assets:
Developed technology	53		53
Title plants	17		17
Total intangible assets and capitalized software	$1,546		$1,308
Pro-forma Financial Results
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the years ended December 31, 2014, 2013 and 2012 are presented below. Pro-forma results presented assume the consolidation of LPS occurred as of the beginning of the 2012 period.
Amounts reflect our 65% ownership interest in BKFS and our 65% ownership interest in ServiceLink and were adjusted to exclude costs directly attributable to the acquisition of LPS including transaction costs, severance costs and costs related to our synergy bonus program associated with the acquisition (in millions).

	Year Ended December 31,
	2014	2013	2012
Total revenues	$8,024	$9,164	$8,666
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	723	497	677

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In connection with the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., "Black Knight"). Black Knight has two operating businesses, ServiceLink Holdings, LLC ("ServiceLink") and Black Knight Financial Services, LLC ("BKFS"). After acquiring LPS, we retained a 65% ownership interest in each of the subsidiaries and the subsidiaries each issued 35% minority ownership interest to THL and certain related entities on January 3, 2014. BKFS and ServiceLink now own and operate the former LPS businesses and our legacy ServiceLink business.
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
Acquisition of Remy International, Inc.
During the third quarter of 2012, we acquired 1.5 million additional shares of Remy International, Inc. ("Remy"), increasing our ownership interest to 16.3 million shares or 51% of Remy's total outstanding common shares. As a result of this acquisition we began to consolidate the results of Remy effective August 14, 2012. We previously held a 47% ownership interest in Remy. Total consideration paid for the additional 1.5 million shares was $31 million and cash acquired upon consolidation of Remy was $95 million. Goodwill was recorded based on the amount that the purchase price exceeded the fair value of the net assets acquired. Our 47% equity method investment prior to consolidation of $179 million was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. A realized gain of $79 million was recognized in 2012 for the difference between our basis in our equity method investment of Remy prior to consolidation and the fair value of our investment in Remy at August 14, 2012, the date we acquired control and began to consolidate its operations. On December 31, 2014, we closed the previously announced distribution of all of the outstanding shares of common stock of New Remy Corp. to FNFV shareholders. See Note A for further discussion.
Acquisition of O'Charley's Inc. and Merger with ABRH
On April 9, 2012, we successfully closed a tender offer for the outstanding common stock of O'Charley's Inc. ("O'Charley's"). We have consolidated the results of O'Charley's as of April 9, 2012. On May 11, 2012, we merged O'Charley's with our investment in ABRH in exchange for an increase in our ownership position in ABRH from 45% to 55%. As of December 31, 2014, there were 311 company-owned restaurants in the O'Charley's group of companies and 216 company-owned restaurants in the ABRH group of companies. Total consideration paid was $122 million in cash, net of cash acquired of $35 million. Our investment in ABRH, prior to the merger, was $37 million and was included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet. Our investment in O'Charley's prior to the tender offer of $14 million was included in Equity securities available for sale on the Consolidated Balance Sheet. We have consolidated the operations of ABRH with the O'Charley's group of companies, beginning on May 11, 2012.
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
Other Acquisitions
On February 12, 2015, we announced the closing of the purchase of BPG Holdings, LLC ("BPG"), a recognized leader in home warranty, home inspection services and commercial inspections for $46 million.
On August 25, 2014, we acquired a 70% ownership interest in LandCastle Title ("LandCastle"), in exchange for our agreement to fund any escrow shortfalls in LandCastle's escrow accounts. At the time of the acquisition, LandCastle was a large third-party agent of FNF, operating primarily in the State of Georgia. To date, FNF's total cash contribution to LandCastle is approximately $22 million and based on our current understanding of the business could increase by approximately $0 - $10 million. On January 31, 2015, we acquired an additional 5% ownership interest in LandCastle and we now have a 75% ownership interest in LandCastle.

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
In September 2012, we successfully completed a tender offer for the outstanding common stock of J. Alexander's Corporation, which later became J. Alexander's LLC, for $14.50 per share. Total consideration paid was $72 million in cash, net of cash acquired of $7 million. We have consolidated the operations of J. Alexander's beginning September 26, 2012. J. Alexander's operates 30 J. Alexander's restaurants in 12 states. On February 25, 2013, we merged Stoney River Steakhouse and Grill into J. Alexander's.

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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	948	—	948
Corporate debt securities	—	1,820	—	1,820
Foreign government bonds	—	37	—	37
Mortgage-backed/asset-backed securities	—	105	—	105
Preferred stock available for sale	50	173	—	223
Equity securities available for sale	145	—	—	145
Total	$195	$3,198	$—	$3,393

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$126	$—	$126
State and political subdivisions	—	1,075	—	1,075
Corporate debt securities	—	1,606	—	1,606
Foreign government bonds	—	43	—	43
Mortgage-backed/asset-backed securities	—	109	—	109
Preferred stock available for sale	73	78	—	151
Equity securities available for sale	136	—	—	136
Other long-term investments	—	—	38	38
Foreign exchange contracts	—	4	—	4
Commodity contracts	—	2	—	2
Total	$209	$3,043	$38	$3,290

Liabilities:
Commodity contracts	$—	$2	$—	$2
Interest rate swap contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolios and another for our tax-exempt bond portfolios. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are:

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
Our Level 3 investments consist of structured notes that were purchased in 2009. During the third quarter of 2014, all of our outstanding structured notes matured and we received $39 million in cash upon maturity, resulting in a net realized gain of $1 million for the year ended December 31, 2014. We held no structured notes at December 31, 2014. The structured notes had a par

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

value and a fair value of $38 million at December 31, 2013. The structured notes were classified as other long-term investments and were measured in their entirety at fair value with changes in fair value recognized in earnings. The fair value of these instruments represented exit prices obtained from a broker-dealer. These exit prices were the product of a proprietary valuation model utilized by the trading desk of the broker-dealer and contain assumptions relating to volatility, the level of interest rates, and the value of the underlying commodity indices. We reviewed the pricing methodologies for our Level 3 investments to ensure that they are reasonable and we believe they represented an exit price for the securities at December 31, 2013.
The following table presents the changes in our investments that are classified as Level 3 for the years ended December 31, 2014 and 2013 (in millions):

Balance, December 31, 2012	$41
Realized gain (loss)	(3)
Balance, December 31, 2013	38
Realized gain	1
Proceeds received upon maturity	(39)
Balance, December 31, 2014	$—
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J.
Additional information regarding the fair value of our investment portfolio is included in Note D.

Note D.	Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$115	$112	$3	$—	$115
States and political subdivisions	948	917	31	—	948
Corporate debt securities	1,820	1,793	37	(10)	1,820
Foreign government bonds	37	40	—	(3)	37
Mortgage-backed/asset-backed securities	105	101	4	—	105
Preferred stock available for sale	223	223	3	(3)	223
Equity securities available for sale	145	72	79	(6)	145
Total	$3,393	$3,258	$157	$(22)	$3,393

	December 31, 2013
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$126	$121	$5	$—	$126
States and political subdivisions	1,075	1,042	36	(3)	1,075
Corporate debt securities	1,606	1,565	47	(6)	1,606
Foreign government bonds	43	44	1	(2)	43
Mortgage-backed/asset-backed securities	109	105	4	—	109
Preferred stock available for sale	151	158	3	(10)	151
Equity securities available for sale	136	71	65	—	136
Total	$3,246	$3,106	$161	$(21)	$3,246

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase. At December 31, 2014 all of our mortgage-backed and asset-backed securities are rated AAA by Moody's Investors Service which is the highest rating available by Moody's. The mortgage-backed and asset-backed securities are made up of $65 million of agency mortgage-backed securities, $25 million of collateralized mortgage obligations, and $15 million in asset-backed securities.
The change in net unrealized gains and (losses) on fixed maturities for the years ended December 31, 2014, 2013, and 2012 was $(20) million, $(58) million, and $33 million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2014:

	December 31, 2014
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$307	10.4%	$309	10.2%
After one year through five years	2,035	68.7	2,077	68.7
After five years through ten years	508	17.1	521	17.2
After ten years	13	0.4	13	0.4
Mortgage-backed/asset-backed securities	101	3.4	105	3.5
	$2,964	100.0%	$3,025	100.0%
Subject to call	$1,772	59.8%	$1,796	59.4%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,450 million and $1,469 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of December 31, 2014.
Fixed maturity securities valued at approximately $141 million and $129 million were on deposit with various governmental authorities at December 31, 2014 and 2013, respectively, as required by law.
Equity securities are carried at fair value. The change in unrealized gains on equity securities for the years ended December 31, 2014, 2013 and 2012 was a net increase of $8 million, $30 million, and $12 million, respectively.
Our investments at December 31, 2014 and 2013 included investments in banks at a cost basis of $372 million and $378 million, respectively, and a fair value of $380 million and $381 million, respectively. Our investments at December 31, 2014 and 2013 included investments in insurance companies at a cost basis of $52 million and $49 million, respectively, and a fair value of $53 million and $52 million, respectively.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 are as follows (in millions):

December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	682	(9)	17	(1)	699	(10)
Foreign government bonds	21	(1)	16	(2)	37	(3)
Preferred stock available for sale	59	(1)	19	(2)	78	(3)
Equity securities available for sale	8	(6)	—	—	8	(6)
Total temporarily impaired securities	$770	$(17)	$52	$(5)	$822	$(22)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$123	$(3)	$—	$—	$123	$(3)
Corporate debt securities	367	(4)	39	(2)	406	(6)
Preferred stock available for sale	95	(10)	—	—	95	(10)
Foreign government bonds and other fixed maturity securities	17	(1)	14	(1)	31	(2)
Total temporarily impaired securities	$602	$(18)	$53	$(3)	$655	$(21)

The unrealized losses for the corporate debt securities were primarily caused by widening credit spreads that we consider to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2014. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
The unrealized losses for the equity securities available for sale were primarily caused by market volatility. We expect to recover the entire amortized cost basis of our temporarily impaired equity securities available for sale as we do not intend to sell these securities and we do not believe that we will be required to sell the equity securities available for sale before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2014. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the years ended December 31, 2014, 2013 and 2012 we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $6 million, $1 million and $3 million, respectively. Impairment charges during all three years were for fixed maturity securities that we determined the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.
As of December 31, 2014, we held $5 million in securities for which other-than-temporary impairments had been previously recognized. In 2013, we held no investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ended December 31, 2014, 2013, and 2012, respectively:

	Year ended December 31, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$6	$(6)	$—	$1,152
Preferred stock available for sale	—	(2)	(2)	73
Equity securities available for sale	4	—	4	11
Other long-term investments			—	—
Other assets			(15)	5
Total			$(13)	$1,241

	Year ended December 31, 2013
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$10	$(4)	$6	$887
Preferred stock available for sale	7	(2)	5	121
Equity securities available for sale	15	(1)	14	43
Other long-term investments			(3)	—
Other assets			(6)	1
Total			$16	$1,052

	Year ended December 31, 2012
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$16	$(5)	$11	$976
Preferred stock available for sale	—	—	—	29
Equity securities available for sale	3	—	3	8
Gain on consolidation of O'Charley's and ABRH			73	—
Bargain purchase gain on O'Charley's			48	—
Loss on early extinguishment of 5.25% bonds			(6)	—
Other assets			(21)	2
Total			$108	$1,015

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash and cash equivalents	$—	$1	$—
Fixed maturity securities available for sale	89	99	117
Equity securities and preferred stock available for sale	14	16	14
Other	23	11	12
Total	$126	$127	$143

Included in our other long-term investments were fixed-maturity structured notes. The structured notes were carried at fair value (see Note C) and changes in the fair value of these structured notes are recorded as Realized gains and losses in the Consolidated Statements of Earnings. During the third quarter of 2014, all of our outstanding structured notes matured and we received $39 million in cash upon maturity. We held no structured notes at December 31, 2014. The carrying value of the structured notes was $38 million as of December 31, 2013. We recorded a gain of $1 million related to the structured notes in the year ended December 31, 2014, a loss of $3 million related to the structured notes in 2013, and no gain or losses related to the structured notes in 2012.
Investments in unconsolidated affiliates are recorded using the equity method of accounting and as of December 31, 2014 and 2013 consisted of the following (in millions):

	Ownership at December 31, 2014	2014	2013
Ceridian	32%	$725	$295
Other	various	45	62
Total		$770	$357

On November 17, 2014, Ceridian completed the exchange of its subsidiary Comdata to FleetCor in a transaction valued at approximately $3.5 billion. We recognized $495 million in equity in earnings of unconsolidated affiliates in the twelve months ending December 31, 2014 as a result of the transaction.
During the year ended December 31, 2013, we purchased $31 million in Ceridian bonds which are included in Fixed maturity securities available for sale on the Consolidated Balance Sheets, and had a fair value of $36 million as of December 31, 2013. During the year ended December 31, 2014, we sold $2 million of the Ceridian bonds. Our remaining investment in Ceridian bonds had a fair value of $32 million as of December 31, 2014.
We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. The year ended December 31, 2014 includes results for the 15 months ended December 31, 2014. The Ceridian results from October 1, 2013 to December 31, 2013 resulted in recording $4 million in equity in losses of unconsolidated affiliates. The year ended December 31, 2013 includes Ceridian's results for the 12 months ended September 30, 2013 and the year ended December 31, 2012 includes Ceridian's results for the 12 months ended September 30, 2012.
During the fourth quarter of 2013, Ceridian entered into a memorandum of understanding to resolve claims brought by a putative class of U.S. Fueling Merchants. Under the terms of the memorandum of understanding, which will need to be finalized in a definitive settlement agreement and approved by the Court, Ceridian has agreed to make a one-time cash payment of $100 million as part of a $130 million global settlement with other defendants in the lawsuit, and to provide certain prospective relief with respect to specific provisions in its merchant agreements. This settlement will provide Ceridian and affiliated companies with a broad release of claims and will limit their exposure to legal claims by merchants. Our portion of the settlement of $32 million was recorded by us in the first quarter of 2014, as at that time we reported the results Ceridian on a three-month lag.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Summarized financial information for the periods included in our Consolidated Financial Statements for Ceridian is presented below:

	December 31, 2014	September 30, 2013
	(In millions)
Total current assets before customer funds	$1,417	$1,106
Customer funds	4,957	3,000
Goodwill and other intangible assets, net	2,509	4,484
Other assets	92	119
Total assets	$8,975	$8,709
Current liabilities before customer customer obligations	$205	$836
Customer obligations	4,931	2,986
Long-term obligations, less current portion	1,168	3,449
Other long-term liabilities	391	496
Total liabilities	6,695	7,767
Equity	2,280	942
Total liabilities and equity	$8,975	$8,709

	15 Months Ending December 31, 2014	12 Months Ending September 30, 2013
	(In millions)
Total revenues	$1,786	$1,511
Loss before income taxes	(155)	(88)
Gain on sale of Comdata	1,526	—
Net earnings (loss)	1,361	(111)

Note E.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2014	2013
	(In millions)
Land	$132	$133
Buildings	158	125
Leasehold improvements	244	223
Data processing equipment	315	236
Furniture, fixtures and equipment	389	515
	1,238	1,232
Accumulated depreciation and amortization	(603)	(587)
	$635	$645

Depreciation expense on property and equipment was $122 million, $97 million, and $74 million for the years ended December 31, 2014, 2013, and 2012, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note F.	Goodwill
Goodwill consists of the following:

	Title	BKFS	FNF Core Corporate and Other	Remy	Restaurant Group	FNFV Corporate and Other	Total
	(In millions)
Balance, December 31, 2012	$1,434	$—	$3	$246	$119	$105	$1,907
Goodwill acquired during the year	2	—	—	—	—	17	19
Adjustments to prior year acquisitions (1)	(1)	—	1	2	—	(27)	(25)
Balance, December 31, 2013	$1,435	$—	$4	$248	$119	$95	$1,901
Goodwill acquired during the year (2)	854	2,223	—	14	—	6	3,097
Adjustments to prior year acquisitions	—	—	—	—	—	—	—
Spin-off of Remy and Imaging	—	—		(262)	—	(15)	(277)
Balance, December 31, 2014	$2,289	$2,223	$3	$—	$119	$87	$4,721
_____________________________________
(1) During 2013, we completed the final purchase price allocation for Digital Insurance, resulting in an adjustment to our purchased goodwill.
(2) During 2014, we acquired LPS and subsequently completed an internal reorganization in which the assets of LPS were divided between the Title and BKFS segments and Property Insight was contributed from the Title segment to BKFS.

Note G.	Capitalized Software
Capitalized software consists of the following:

	Year Ended December 31,
	2014	2013
	(In millions)
Capitalized software	$841	$215
Accumulated amortization	(271)	(175)
	$570	$40

Amortization expense on software was $84 million, $14 million, and $14 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2014	2013
	(In millions)
Customer relationships and contracts	$1,200	$516
Trademarks and tradenames	154	238
Other	99	60
	1,453	814
Accumulated amortization	(320)	(195)
	$1,133	$619

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $193 million, $23 million, and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other intangible assets primarily represent non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2014, is $196 million in 2015, $193 million in 2016, $189 million in 2017, $186 million in 2018 and $121 million in 2019.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2014	2013
	(In millions)
Accrued benefits	$264	$239
Salaries and incentives	292	254
Accrued rent	36	29
Trade accounts payable	81	236
Accrued recording fees and transfer taxes	50	25
Accrued premium taxes	11	43
Deferred revenue	164	90
Other accrued liabilities	410	386
	$1,308	$1,302

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2014	2013
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	288	285
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
FNF Term Loan, interest payable monthly at LIBOR + 1.63% (1.86% at December 31, 2014), due January 2019	1,100	—
Unsecured Black Knight Infoserv notes, including premium, interest payable semi-annually at 5.75%, due April 2023	616	—
Remy Amended and Restated Term B Loan, interest payable quarterly at LIBOR (floor of 1.25%) + 3.00% (4.25% at December 31, 2013), due March 2020	—	266
ABRH Term Loan, interest payable monthly at LIBOR + 3.50%	—	53
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (2.92% at December 31, 2014), due August 2019	108	—
ABRH Revolving Credit Facility, unused portion of $83 at December 31, 2014, due August 2019 with interest payable monthly at LIBOR + 2.75%	—	—
J. Alexander's Revolving Credit Facility, unused portion of $15 at December 31, 2014, due December 2019, interest payable monthly at LIBOR + 2.25%	—	—
Other	16	21
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2014, due July 2018 with interest payable monthly at LIBOR + 1.45%	—	—
	$2,826	$1,323
At December 31, 2014, the estimated fair value of our long-term debt was approximately $3,143 million or $317 million higher than its carrying value. The fair value of our FNF Term loan was $1,173 at December 31, 2014. The fair value of our FNF Term loan was based on discounted cash flows and is considered a level 2 financial liability. The fair value of our unsecured notes payable was $1,954 million as of December 31, 2014. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2014 and are considered Level 2 financial liabilities. The carrying value of our ABRH Term Loan was $108 million, and approximates fair value as the loan was entered into in the third quarter of 2014 and is considered a Level 2 financial liability.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On September 3, 2013, J. Alexander’s entered into a loan agreement with Pinnacle Bank which provided for a general purpose $1 million revolving line of credit with a maturity date of September 3, 2016, and a $15 million term loan with monthly installment principal payments plus interest through September 3, 2020 at which point the remaining unpaid principal and any accrued interest becomes due. On December 9, 2014, J. Alexander’s, LLC executed an amended and restated loan agreement (“the J. Alexander’s Loan Agreement”) which encompasses the two existing promissory notes discussed above dated September 3, 2013 and also includes a $15 million development line of credit with a maturity date of December 3, 2019. The J. Alexander’s Loan Agreement is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property. In addition, the lender is entitled to a first priority security interest in three additional restaurants in the event the $15 million term loan remains outstanding as of June 9, 2015. As of December 31, 2014, there were no borrowings outstanding under either the $1 million revolving line of credit or the $15 million development line of credit. The principal amount of the term loan outstanding as of December 31, 2014 was $13 million, and is included in "other" in the table above. Any amount borrowed under the $1 million revolving credit facility bears interest at an annual rate of 30‑day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. The $15 million term loan bears interest at an annual rate of 30‑day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively. Any amount borrowed under the $15 million development line of credit bears interest at an annual rate of 30-day LIBOR plus a margin equal to 2.20%. A non-use fee of 0.25% per annum of the unused portion of the $1 million line of credit and the $15 million development line of credit is also payable quarterly during the term of the loans. The J. Alexander’s Loan Agreement, among other things, requires compliance with certain financial covenants, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. In addition, dividends may be paid under a formula consisting of a $6 million base, which amount will be increased annually by $3 million plus 25% of consolidated net income for the immediately preceding year, beginning with the year which ended December 31, 2014, and reduced by the aggregate amount of such dividends previously paid, if any, from the J. Alexander’s Loan Agreement’s inception through the measurement date. If an event of default shall occur and be continuing under the J. Alexander’s Loan Agreement, the commitment under the J. Alexander’s Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 31, 2014 and for all reporting periods during the year then ended.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as Syndication Agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. As of December 31, 2014, ABRH has nothing outstanding on this revolver. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH has borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee amount is also due at a rate per annum equal to between 325 and 400 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million, (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH 's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $75 million if such dividend occurs on or before November 17, 2014, or up to $1.5 million if such dividend occurs on or before June 15, 2016. The ABRH Credit Facility

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. ABRH had $17 million of outstanding letters of credit and $83 million of remaining borrowing capacity under its revolving credit facility as of December 31, 2014. ABRH repaid $2 million on the term loan during the year ended December 31, 2014.
On January 2, 2014, as a result of the LPS acquisition, FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due 2023, initially issued by Black Knight Infoserv, LLC (formerly LPS, "Black Knight Infoserv") on October 12, 2012 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is payable semi-annually on the 15th day of April and October. The Black Knight Senior Notes are senior unsecured obligations and were guaranteed by us as of January 2, 2014. At any time and from time to time, prior to October 15, 2015, Black Knight Infoserv may redeem up to a maximum of 35% of the original aggregate principal amount of the Black Knight Senior Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes at the redemption prices described in the Black Knight Senior Notes indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, Black Knight Infoserv is required to offer to purchase all outstanding Black Knight Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).The Black Knight Senior Notes contain covenants that, among other things, limit Black Knight Infoserv's ability and the ability of certain of its subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than Black Knight Infoserv or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to Black Knight Infoserv or certain other subsidiaries, (ii) repay any debt or make any loans or advances to Black Knight Infoserv or certain other subsidiaries or (iii) transfer any property or assets to Black Knight Infoserv or certain other subsidiaries, (f) to sell or dispose of assets of Black Knight Infoserv or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. As a result of our guarantee of the Black Knight Senior Notes on January 2, 2014, the notes became rated investment grade. The indenture provides that certain covenants are suspended while the Black Knight Senior Notes are rated investment grade. Currently covenants (a), (b), (e), certain provisions of (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the notes are rated investment grade, as defined in the indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Black Knight Senior Notes indenture. The Black Knight Senior Notes contain customary events of default, including failure of Black Knight Infoserv (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Black Knight Senior Notes tendered as required by the Black Knight Senior Notes. Events of default also include defaults with respect to any other debt of Black Knight Infoserv or debt of certain subsidiaries having an outstanding principal amount of $80 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to Black Knight Infoserv or certain subsidiaries), the trustee or holders of at least 25% of the Black Knight Senior Notes then outstanding may accelerate the Black Knight Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to Black Knight Infoserv or certain subsidiaries, then the principal of and accrued interest on the Black Knight Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder. On January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions above at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were purchased by us on February 24, 2014.
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
On July 11, 2013, FNF entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 175 basis points over LIBOR. In addition, we will pay an unused commitment fee of 25 basis points on the entire term loan facility until the earlier of the termination of the term loan commitments or the funding of the term loans. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Restated Credit Agreement. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. As part of the acquisition of LPS on January 2, 2014, the Term Loan Agreement was fully funded. No payments have been made through December 31, 2014.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Old Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Old Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Old Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay an unused commitment fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Old Credit Agreement, except that the total debt to total capitalization ratio limit of 35% increased to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. Also on October 24, 2013, we entered into amendments to amend the revolving credit facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. As part of the acquisition of LPS on January 2, 2014, we borrowed $300 million under the Revolving Credit Facility, which we repaid during the year ended December 31, 2014.
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
On May 31, 2012, ABRH entered into a credit agreement (the “Old ABRH Credit Facility”) with Wells Fargo Capital Finance, LLC as administrative agent and swing lender (the “ABRH Administrative Lender”) and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $80 million with a maturity date of May 31, 2017. Additionally, the ABRH Credit Facility provides for a maximum term loan ("Restaurant Group Term Loan") of $85 million with quarterly installment repayments through December 25, 2016 and a maturity date of May 31, 2017 for the outstanding unpaid principal balance and all accrued and unpaid interest. On May 31, 2012, ABRH borrowed the entire $85 million under such term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 300 basis points to 375 basis points over LIBOR. The Old ABRH Credit Facility has been terminated and replaced by the ABRH Credit Facility. The $53 million balance on the old ABRH Credit Facility was paid during the year ended December 31, 2014.
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
On May 5, 2010, we completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. We received net proceeds of $297 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of FNF in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Gross principal maturities of notes payable at December 31, 2014 are as follows (in millions):
2015	$117
2016	176
2017	530
2018	531
2019	464
Thereafter	1,005
$2,823

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K.	Income Taxes
Income tax expense on continuing operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current	$113	$128	$216
Deferred	199	67	26
	$312	$195	$242

Total income tax expense (benefit) was allocated as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net earnings from continuing operations	$312	$195	$242
Tax expense (benefit) attributable to net earnings from discontinued operations	(1)	4	6
Other comprehensive earnings (loss):
Unrealized gains (loss) on investments and other financial instruments	(6)	(30)	39
Unrealized gain (loss) on foreign currency translation and cash flow hedging	(3)	(2)	1
Reclassification adjustment for change in unrealized gains and losses included in net earnings	—	3	(8)
Minimum pension liability adjustment	(6)	13	4
Total income tax expense (benefit) allocated to other comprehensive earnings	(15)	(16)	36
Additional paid-in capital, stock-based compensation	(16)	(17)	(31)
Total income taxes	$280	$166	$253

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	2.9	2.0
Deductible dividends paid to FNF 401(k) plan	(0.4)	(0.2)	(0.1)
Tax exempt interest income	(2.0)	(1.4)	(1.3)
Release of valuation allowance	—	—	(0.2)
Nontaxable investment gains	—	—	(2.0)
Tax Credits	(2.5)	(1.4)	(0.5)
Consolidated Partnerships	5.8	(0.4)	(0.2)
Non-deductible expenses and other, net	(2.9)	(1.0)	0.7
Effective tax rate excluding equity investments	36.5%	33.5%	33.4%
Equity Investments	43.2	(1.8)	(1.0)
Effective tax rate	79.7%	31.7%	32.4%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$35	$46
Other investments	—	80
Net operating loss carryforwards	29	89
Insurance reserve discounting	17	11
Accrued liabilities	11	30
Pension plan	7	—
Tax credits	44	62
State income taxes	7	9
Other	—	—
Total gross deferred tax asset	150	327
Less: valuation allowance	11	26
Total deferred tax asset	$139	$301
Deferred Tax Liabilities:
Title plant	$(83)	$(83)
Amortization of goodwill and intangible assets	(108)	(273)
Other investments	(83)	—
Other	(29)	(14)
Investment securities	(53)	(53)
Depreciation	(5)	(14)
Partnerships	(474)	(1)
Allowance for uncollectible accounts received	(7)	(6)
Pension Plan	—	(1)
Total deferred tax liability	$(842)	$(445)
Net deferred tax liability	$(703)	$(144)

Our net deferred tax liability was $703 million and $144 million at December 31, 2014, and 2013, respectively. The significant changes in the deferred taxes are as follows: The deferred tax asset related to Other Investments decreased by $163 million due to a book gain recorded on our investment in Ceridian. The deferred tax liability relating to partnerships increased by $473 million primarily due to purchase accounting for the LPS acquisition. The deferred tax asset on our pension plan increased by $8 million due to minimum pension liability adjustments through our comprehensive earnings. Total net deferred tax liabilities decreased by $31 million due to the deconsolidation of Remy. The deferred tax liability on amortization decreased by $165 million. The decrease was primarily due to the deconsolidation of Remy which resulted in a decrease of $115 million and the transfer of certain intangibles to ServiceLink, an entity which is taxed as a partnership and resulted in a decrease of $40 million. The deferred tax asset relating to net operating loss carryovers was reduced by $60 million. The reduction was primarily due to the deconsolidation of Remy which resulted in a decrease of $56 million.
As of December 31, 2014 and 2013 we had a valuation allowance of $11 million and $26 million, respectively. The decrease was primarily due to the deconsolidation of Remy which had a valuation allowance of $12 million and foreign tax credit utilization of $3 million.
At December 31, 2014, we have net operating losses on a pretax basis of $75 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from LandAmerica, Digital Insurance, NextAce, and LPS acquisitions made since 2008 and are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2025 and we fully anticipate utilizing these losses prior to expiration and thus, no valuation allowance has been established.  Digital Insurance has a deferred tax asset for state net operating losses; however, it is largely offset by a $1 million valuation allowance.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2014 and 2013, we had $44 million and $62 million of tax credits, respectively. Total credits decreased by $18 million primarily due to the deconsolidation of Remy ($16 million). Remaining credits consist of general business credits from the O’Charley’s and J. Alexander’s acquisitions in 2012. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $10 million on the general business credits.
Tax benefits of $16 million, $17 million, and $31 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2014, 2013, and 2012, respectively.
Prior to the distribution of Remy common stock on December 31, 2014, income taxes were not presented for the difference between the tax basis and the financial statement carrying amount for our investment in Remy because the reported amount of the investment could be recovered tax-free.

As of December 31, 2014 and 2013, we had approximately $5 million (including interest of less than $1 million) and $15 million (including interest of $3 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. The decrease of $10 million is due to the deconsolidation of Remy in 2014. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the Internal Revenue Service for the 2013, 2014 and 2015 tax years. We file income tax returns in various foreign and US state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Beginning balance	$1,636	$1,748	$1,913
Reserve assumed, net (1)	52	—	—
Reinsurance recoverable	7	—	—
Claim loss provision related to:
Current year	202	220	210
Prior years	26	71	58
Total title claim loss provision (2)	228	291	268
Claims paid, net of recoupments related to:
Current year	(5)	(9)	(4)
Prior years	(297)	(394)	(429)
Total title claims paid, net of recoupments	(302)	(403)	(433)
Ending balance of claim loss reserve for title insurance	$1,621	$1,636	$1,748
Provision for title insurance claim losses as a percentage of title insurance premiums	6.2%	7.0%	7.0%
_____________________________________

(1)	Reserves of $54 million were acquired in the acquisition of LPS on January 2, 2014, and a reserve of $2 million was released due to the sale of a small title operation in 2014.

(2)	Included in the provision for title claim losses in the 2012 period is a $11 million impairment recorded on an asset previously recouped as part of a claim settlement.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $95 million as of December 31, 2014 and $9 million as of December 31, 2013. Of this accrual, $84 million relates to historical LPS matters. As discussed elsewhere, LPS was acquired on January 2, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
The document execution review by the independent third party has been on indefinite hold since June 30, 2013 while the Banking Agencies consider what, if any, additional review work they would like the independent third party to undertake. Accordingly, the document execution review has taken, and is likely to continue to take longer to complete than previously anticipated. In addition, the LPS default operations that were subject to the Consent Order were contributed to ServiceLink in connection with the Internal Reorganization. To the extent such third party review, once completed, requires additional remediation of mortgage documents, ServiceLink has agreed to implement an appropriate plan to address the issues. The Consent Order contains various deadlines to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. We or the LPS default operations contributed to ServiceLink will continue to make periodic reports to the Banking Agencies on the progress with respect to each of the undertakings in the Consent Order. The Consent Order does not include any fine or other monetary penalty, although the Banking Agencies have not yet concluded their assessment of whether any civil monetary penalties should be imposed. ServiceLink has accrued for estimated losses expected to be paid for this matter in our legal and regulatory accrual.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $12.7 billion at December 31, 2014. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2014 and 2013 related to these arrangements.
Operating Leases

Future minimum operating lease payments are as follows (in millions):
2015	$193
2016	232
2017	135
2018	107
2019	80
Thereafter	268
Total future minimum operating lease payments	$1,015

Rent expense incurred under operating leases during the years ended December 31, 2014, 2013 and 2012 was $130 million, $194 million, and $159 million, respectively. Rent expense in 2014, 2013, and 2012 includes abandoned lease charges related to office closures of $4 million, $1 million, and $2 million, respectively.
On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, that are part of FNF’s corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of December 31, 2014 of $71 million. The amended lease includes guarantees by us of up to 83.0% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities at the end of the lease and also decline to renew the lease. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in Other operating expenses in the Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2014 to determine the amount of the obligations. BKFS has data processing and maintenance commitments with various vendors. We used current outstanding contracts with the vendors to determine the amount of the obligations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Purchase obligations as of December 31, 2014 are as follows (in millions):

2015	$216
2016	49
2017	22
2018	12
2019	5
Thereafter	5
Total purchase commitments	$309

Note N.	Regulation and Equity
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
Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly the Title segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2014, the combined statutory unearned premium reserve required and reported for our title insurers was $1,736 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2014, $2,108 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2015, our title insurers can pay or make distributions to us of approximately $236 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,472 million and $1,409 million as of December 31, 2014 and 2013, respectively. The combined statutory net earnings (losses) of our title insurance subsidiaries were $276 million, $352 million, and $281 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2014 and 2013, respectively, was lower by approximately $212 million and $205 million than if we had reported such amounts in accordance with NAIC SAP.

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
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2014.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2014.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
On February 23, 2015, we announced a tender offer to purchase up to $185 million of shares of our FNFV Group Common stock at a purchase price of no greater than $15.40 per share, nor less than $14.30 per share in cash. We are conducting this Offer through a procedure commonly called a “modified Dutch auction.” This procedure allows shareholders to select the price within a price range specified by us at which the shareholders are willing to sell their shares. The offer is set to expire at 12:00 Midnight, New York City time, at the end of Friday, March 20, 2015, unless we extend the offer.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014, we repurchased a total of 116,100 shares for $2 million, or an average of $14.00 per share under this program. Subsequent to year-end we repurchased a total of 423,350 shares for $5 million, or an average of $12.34 per share under this program through market close on February 27, 2015. Since the original commencement of the plan adopted November 6, 2014, we have repurchased a total of 539,450 shares for $7 million, or an average of $12.70 per share, and there are 9,460,550 shares available to be repurchased under this program.
On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. We issued 277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
On January 2, 2014 we completed the LPS Acquisition, 25,920,078 shares of Old FNF common stock were issued as consideration for the LPS Acquisition to the former shareholders of LPS.
On October 24, 2013, we offered 17,250,000 shares of our common stock at an offering price of $26.75 per share, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We granted the underwriters a 30-day option to purchase 2,587,500 additional shares at the offering price, which was exercised in full. A total of 19,837,500 shares were issued on October 30, 2013, for net proceeds of approximately $511 million. The net proceeds from this offering were used to pay a portion of the cash consideration for the LPS Acquisition on January 2, 2014.
On July 21, 2012, our Board of Directors approved a three-year stock repurchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2014 we did not purchased any total shares under this program. Subsequent to year-end we did not repurchase any shares through market close on February 27, 2015. Since the original commencement of the plan adopted July 21, 2012, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
On July 21, 2009, the Board of Directors approved a three-year stock repurchase program under which we could repurchase up to 15 million shares of our common stock through July 31, 2012. On January 27, 2011, our Board of Directors approved an additional 5 million shares that could have been repurchased under the program. This program expired July 31, 2012, and we repurchased a total of 16,528,512 shares for $243 million, or an average of $14.73 per share under this program.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2014, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We contributed $18 million, $17 million, and $14 million to the ESPPs in the years ended December 31, 2014, 2013, and 2012, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2014, we have offered our employees the opportunity to participate in our 401(k) profit sharing plans (the “401(k) Plan”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. Beginning in 2012, we initiated an employer match on the 401(k) Plan whereby we matched $0.25 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan. Effective April 1, 2013, we increased the employer match from $0.25 to $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401 (k) Plan. On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. Participants in the FNF 401(k) Plan received one share of FNF Group Common Stock and 0.3333 of a share of FNFV Group Common Stock for each share of Old FNF common stock that they held at the close of business on June 30, 2014. The employer match for the years ended December 31, 2014, 2013 and 2012 was $25 million, $17 million and $11 million, respectively, that was credited to the FNF Stock Fund in the FNF 401(k) Plan, through July 1, 2014. Subsequent to July 1, 2014, the employer match will be credited based on the participants individual investment elections.
Stock Option Plans
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the shareholders of FNF approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 16 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008, May 25, 2011 and May 22, 2013, the shareholders of FNF approved an amendment to increase the number of shares for issuance under the Omnibus Plan by 11 million shares and 6 million shares and 6 million shares, respectively. The primary purpose of the increase was to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2014, there were 1,770,781 shares of restricted stock and 9,393,211 stock options outstanding under this plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period, and the exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria.
On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock.  Each share of the previously outstanding FNF Class A common stock ("Old FNF common stock") was converted into one share of FNF Group common stock, which now trades on the New York Stock Exchange under the current trading symbol "FNF," and 0.3333 of a share of FNFV Group common stock. All participants in the stock option and restricted stock plans at the time of the recapitalization were granted a one-time grant of additional FNF Group options and restricted shares. The grant was made in order for each participant to maintain their current intrinsic value in the plan. This one-time grant did not result in any additional compensation for the employees participating in the plan. Awards granted are determined and approved by the Compensation Committee of the Board of Directors.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FNF Group stock option transactions under the Omnibus Plan for 2012, 2013, and 2014 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2011	20,632,021	$13.79	18,704,618
Granted	769,693	22.59
Exercised	(12,358,474)	12.49
Canceled	(76,166)	22.69
Balance, December 31, 2012	8,967,074	$16.27	8,147,381
Granted	3,712,416	27.90
Exercised	(3,267,937)	18.28
Canceled	(52,813)	22.59
Balance, December 31, 2013	9,358,740	$20.15	5,180,504
Granted	1,112,133	29.80
Options granted for FNFV recapitalization	1,346,302	17.86
Exercised	(2,418,713)	15.80
Canceled	(5,251)	23.85
Balance, December 31, 2014	9,393,211	$19.43	5,173,802

FNF Group restricted stock transactions under the Omnibus Plan in 2012, 2013, and 2014 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	3,012,656	$14.78
Granted	1,332,222	22.59
Canceled	(17,840)	14.78
Vested	(1,402,300)	14.55
Balance, December 31, 2012	2,924,738	$18.46
Granted	650,728	27.90
Canceled	(8,116)	17.44
Vested	(1,654,278)	17.30
Balance, December 31, 2013	1,913,072	$22.68
Granted	785,705	29.80
Restricted shares granted for FNFV recapitalization	363,392	28.46
Canceled	(4,656)	21.29
Vested	(1,286,732)	17.33
Balance, December 31, 2014	1,770,781	$25.08

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FNFV restricted stock transactions under the Omnibus Plan in 2014 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	—	$—
Granted	1,233,333	14.69
Canceled	—	—
Vested	—	—
Balance, December 31, 2014	1,233,333	$14.69

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $6.16	1,315,499	1.83	$6.16	$37	1,315,499	1.83	$6.16	$37
$6.17 — $11.85	1,370,947	0.85	11.85	31	1,370,947	0.85	11.85	31
$11.86 — $12.22	539,131	1.90	12.22	12	539,131	1.90	12.22	12
$12.23 — $15.76	38,133	1.86	15.21	1	38,133	1.86	15.21	1
$15.77 — $19.62	796,722	4.73	19.57	12	534,395	4.67	19.54	8
$19.63 — $24.24	4,220,646	5.89	24.24	43	1,375,697	5.89	24.24	14
$24.25 — $29.80	1,112,133	6.85	29.80	5	—	—	—	—
	9,393,211			$141	5,173,802			$103

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $51 million for the year ended December 31, 2014 and $35 million for the year ended December 31, 2013, and $27 million for the year ended December 31, 2012, which are included in personnel costs in the reported financial results of each period.
The risk free interest rates used in the calculation of compensation cost on stock options are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. For options granted in the years ended December 31, 2014, 2013, and 2012, we used risk free interest rates of 1.5%, 1.1%, and 0.6%, respectively; volatility factors for the expected market price of the common stock of 24%, 26%, and 50%, respectively; expected dividend yields of 2.6%, 2.6%, and 2.8%, respectively; and weighted average expected lives of 4.6 years, 4.4 years, and 4.6 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2014, 2013, and 2012, were $4.81, $4.67, and $7.58, respectively.
At December 31, 2014, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $75 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.68 years.
Profits Interests Plan
During the year ended December 31, 2014, there were 11 million profits interests outstanding in each of BKFS and ServiceLink, which were issued to certain members of management, directors, and certain employees, which vest over 3 years, with 50% vesting after the second year and 50% vesting after the third year. The terms of the profits interest grants provide for the grantees to participate in any incremental value of BKFS and ServiceLink in excess of its fair value at the date of grant in proportion to the Class A member unit holders participation in the same. The fair values of BKFS and ServiceLink at the date of grant is otherwise

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

known as the hurdle amount. Profits interests granted are determined and approved by the Compensation Committee of the Board of Directors. Once vested, Class B units are not subject to expiration. The Class B units may be settled under various scenarios. According to the terms of the Profits Interest Plan (or the “Plan”) and depending on the scenario, the Class B units may be settled in shares of FNF Group common stock or cash at our election.
The profits interest holders have an option to put their profits interests to us if no public offering of the corresponding businesses has been consummated after four years from the date of grant. The units may be settled in cash or FNF Group common stock or a combination of both at our election and will be settled at the current fair value at the time we receive notice of the put election. The fair value will be determined by the parties or by a third party appraisal under the terms of the Plan. As the profits interests provide for redemption features not solely within our control, we classify the redemption value outside of permanent equity in redeemable noncontrolling interests. The redemption value is equal to the difference in the per unit fair value of the underlying member units and the hurdle amount, based upon the proportionate required service period rendered to date.
We account for the profits interests granted to employees and directors in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments made to employees and directors be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. We utilized the Black-Scholes model to calculate the fair value of the profits interests’ awards on the date of grant (“Calculation”).
The hurdle rate as of the date of grant was used to determine the per unit strike price for the Calculation. The risk free interest rates used in the calculation of the fair value of profits interests are the rates that correspond to the weighted average expected life of the profits interests. The volatility was estimated based on the historical volatility of BKFS and ServiceLink peers and of the historical LPS stock price over a term equal to the weighted average expected life of the profits interests. We used a weighted average risk free interest rate of 1.06%, a volatility factor for the expected market price of the member units of 33.3% and a weighted average expected life of 3.5 years with a discount of 22.0% for lack of marketability, resulting in a weighted average fair value of $2.04 per profits interests unit granted. The total redemption value of the outstanding profits interests as of December 31, 2014 was $88 million.
Profits interest expense is included in Personnel costs in the Consolidated Statements of Earnings and Non-controlling interest in the Consolidated Statements of Equity. Net earnings from continuing operations reflect profits interest expense of $14 million for the year ended December 31, 2014. The redemption value of the profits interests granted is reclassified from Non-controlling interest to Redeemable non-controlling interest and was $28 million at December 31, 2014.
As of December 31, 2014, the total unrecognized compensation cost related to non-vested profits interests grants is $30 million which is expected to be recognized in pre-tax income over a weighted average period of 2.08 years.

Pension Plans
In 2000, FNF merged with Chicago Title Corporation ("Chicago Title"). In connection with the merger, we assumed Chicago Title’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain Chicago Title employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to GAAP on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.
The net pension asset (liability) included in Prepaid expenses and other assets and Accounts payable and other accrued liabilities as of December 31, 2014, and 2013 was $14 million and $(6) million, respectively. The discount rate used to determine the benefit obligation as of the years ended December 31, 2014 and 2013 was 3.37% and 4.12%, respectively. As of the years ended December 31, 2014 and 2013 the projected benefit obligation was $185 million and $167 million, respectively, and the fair value of plan assets was $171 million and $173 million, respectively. The net periodic expense included in the results of operations relating to these plans was $6 million, $9 million, and $10 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Postretirement and Other Nonqualified Employee Benefit Plans
We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the FNF merger with Chicago Title. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, as well as United Capital

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Title Insurance Company (collectively, the "LFG Underwriters"), we assumed certain of the LFG Underwriters nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $20 million at December 31, 2014 and 2013. The net costs relating to these plans were immaterial for the years ended December 31, 2014, 2013, and 2012.

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash paid during the year:
Interest	$140	$87	$65
Income taxes	75	242	109
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions:
Fair value of net assets acquired	$5,250	$30	$1,116
Less: Total purchase price	2,363	25	254
Liabilities assumed	$2,887	$5	$862

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note Q.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
Title
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
We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2014	2013	2012
Texas	15.4%	14.4%	12.9%
California	15.0%	15.2%	17.2%
New York	7.9%	7.4%	7.4%
Florida	7.8%	7.6%	6.6%

BKFS generates a significant amount of revenue from large customers, including one customer that accounted for 13.5% of total revenue and another customer that accounted for 11.8% of total revenue, in the year ended December 31, 2014.
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
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2014:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$3,671	$—	$—	$3,671	$—	$—	$—	$3,671
Other revenues	1,855	852	(13)	2,694	—	110	110	2,804
Restaurant revenues	—	—	—	—	1,436	—	1,436	1,436
Revenues from external customers	5,526	852	(13)	6,365	1,436	110	1,546	7,911
Interest and investment income (loss), including realized gains and losses	126	—	(1)	125	(13)	1	(12)	113
Total revenues	5,652	852	(14)	6,490	1,423	111	1,534	8,024
Depreciation and amortization	145	188	3	336	52	15	67	403
Interest expense	—	31	91	122	8	(3)	5	127
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	542	(15)	(121)	406	13	(27)	(14)	392
Income tax expense (benefit)	196	(7)	(27)	162	1	149	150	312
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	346	(8)	(94)	244	12	(176)	(164)	80
Equity in earnings of unconsolidated affiliates	4	—	—	4	—	428	428	432
Earnings (loss) from continuing operations	$350	$(8)	$(94)	$248	$12	$252	$264	$512
Assets	$8,280	$3,598	$67	$11,945	$662	$1,261	$1,923	$13,868
Goodwill	2,289	2,223	3	4,515	119	87	206	4,721

As of and for the year ended December 31, 2013:

	Title	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1), (2)	Total FNFV	Total
	(In millions)
Title premiums	$4,152	$—	$4,152	$—	$—	$—	$4,152
Other revenues	1,597	53	1,650	—	87	87	1,737
Restaurant revenues	—	—	—	1,408	—	1,408	1,408
Revenues from external customers	5,749	53	5,802	1,408	87	1,495	7,297
Interest and investment income (loss), including realized gains and losses	145	(4)	141	(1)	3	2	143
Total revenues	5,894	49	5,943	1,407	90	1,497	7,440
Depreciation and amortization	65	3	68	53	12	65	133
Interest expense	—	68	68	8	(3)	5	73
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	808	(152)	656	12	(52)	(40)	616
Income tax expense (benefit)	297	(60)	237	(4)	(38)	(42)	195
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	511	(92)	419	16	(14)	2	421
Equity in earnings (loss) of unconsolidated affiliates	5	(1)	4	—	(30)	(30)	(26)
Earnings (loss) from continuing operations	$516	$(93)	$423	$16	$(44)	$(28)	$395
Assets	$6,762	$1,150	$7,912	$670	$1,946	$2,616	$10,528
Goodwill	1,435	4	1,439	119	343	462	1,901
______________
(1) Assets in 2013 includes $1,255 million for Remy, which is now presented as discontinued operations.
(2) Goodwill in 2013 includes $248 million or Remy, which is now presented as discontinued operations.

As of and for the year ended December 31, 2012:

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Title	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1), (2)	Total FNFV	Total
	(In millions)
Title premiums	$3,833	$—	$3,833	$—	$—	$—	$3,833
Other revenues	1,613	48	1,661	—	15	15	1,676
Restaurant revenues	—	—	—	908	—	908	908
Revenues from external customers	5,446	48	5,494	908	15	923	6,417
Interest and investment income (loss), including realized gains and losses	140	(3)	137	119	(5)	114	251
Total revenues	5,586	45	5,631	1,027	10	1,037	6,668
Depreciation and amortization	64	4	68	35	—	35	103
Interest expense	1	60	61	3	—	3	64
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	776	(107)	669	102	(25)	77	746
Income tax expense (benefit)	282	(52)	230	18	(6)	12	242
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	494	(55)	439	84	(19)	65	504
Equity in earnings (loss) of unconsolidated affiliates	5	—	5	—	5	5	10
Earnings (loss) from continuing operations	$499	$(55)	$444	$84	$(14)	$70	$514
Assets	$6,929	$337	$7,266	$689	$1,948	$2,637	$9,903
Goodwill	1,434	3	1,437	119	351	470	1,907

______________
(1) Assets in 2012 also included $1,270 million for Remy, which is now presented as discontinued operations.
(2) Goodwill in 2012 also included $246 million or Remy, which is now presented as discontinued operations.

The activities in our segments include the following:
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
FNFV
Restaurant Group
The Restaurant Group segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH is the owner and operator of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn and Bakers Square concepts. This segment also includes J. Alexander's, which also includes the Stoney River Steakhouse and Grill concept.
FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Note S.	Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We early adopted this ASU in the third quarter of 2014.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. This update is effective for annual and interim periods beginning on or after December 15, 2016, with early application not permitted.
In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805). This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We plan to adopt this ASU for the annual period beginning January 1, 2015 and do not expect this update to have a material impact on our financial statements.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	120
Schedule V: Valuation and Qualifying Accounts	124
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

3.1	Form of Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Annex C to the Registrant’s Schedule 14A filed on May 9, 2014)
3.2
Second Amended and Restated Bylaws of Fidelity National Financial, Inc., as adopted on July 22, 2013 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated July 25, 2013)

4.1
Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.8
Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

10.1
Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2
Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3
Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 12, 2013) (1)

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

10.9	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Annex D to the Registrant’s Schedule 14A filed on May 9, 2014)(1)

Exhibit Number	Description

10.10
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)

10.11
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)

10.12
Form of Notice of FNFV Group Restricted Stock Grant and FNFV Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014 Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (1)

10.13
Form of Notice of Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.14
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.17
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.18
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.19
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.20
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.21	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.22	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.23
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.24
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.25
Amendment effective as of July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)(1)

10.26
Amendment effective as of January 2, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)(1)

10.27
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.28
Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and Brent B. Bickett, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

Exhibit Number	Description

10.29
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS II Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.30
Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and William P. Foley, II, effective as of January 10, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)

10.31
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.32
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.33
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.34	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.35
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.36
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.37
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.38
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.39	Black Knight Financial Services, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.40	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.41	Form of Black Knight Financial Services, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 9, 2014)(1)
10.42	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 9, 2014)(1)
10.43	Black Knight Financial Services, LLC Incentive Plan (incorporated by reference to Exhibit 10.5 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.44	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.
By:	/s/ Raymond R. Quirk
Raymond R. Quirk
Chief Executive Officer

Date: March 2, 2015

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer	March 2, 2015
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	March 2, 2015
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	March 2, 2015
William P. Foley, II

/s/ Douglas K. Ammerman	Director	March 2, 2015
Douglas K. Ammerman

/s/ Willie D. Davis	Director	March 2, 2015
Willie D. Davis

/s/ Thomas M. Hagerty	Director	March 2, 2015
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	March 2, 2015
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	March 2, 2015
Richard N. Massey

/s/ John D. Rood	Director	March 2, 2015
John D. Rood

/s/ Peter O. Shea, Jr.	Director	March 2, 2015
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	March 2, 2015
Cary H. Thompson

/s/ Frank P. Willey	Director	March 2, 2015
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of March 2, 2015, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2014, as contained in the Annual Report on Form 10-K for the year 2014. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Jacksonville, Florida
March 2, 2015
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2014	2013
	(In millions, except share data)
ASSETS
Cash	$151	$1,105
Investment in unconsolidated affiliates	—	320
Notes receivable	2,635	124
Investments in and amounts due from subsidiaries	5,964	4,664
Property and equipment, net	6	7
Prepaid expenses and other assets	—	20
Other intangibles, net	19	47
Income taxes receivable	60	26
Total assets	$8,835	$6,313
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$52	$125
Deferred tax liability	703	144
Notes payable	2,086	983
Total liabilities	2,841	1,252
Equity:
Old FNF common stock, Class A, $0.0001 par value; authorized, 600,000,000 shares as of December 31, 2013; issued 292,289,166 shares as of December 31, 2013	—	—
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2014; issued 279,443,239 shares as of December 31, 2014	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2014; issued 92,828,470 shares as of December 31, 2014	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	4,855	4,642
Retained earnings	1,150	1,089
Accumulated other comprehensive earnings	2	37
Less: Treasury stock, 493,737 shares and 41,948,518 shares as of December 31, 2014 and 2013, respectively, at cost	(13)	(707)
Total equity of Fidelity National Financial, Inc. common shareholders	5,994	5,061
Total liabilities and equity	$8,835	$6,313

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per share data)
Revenues:
Other fees and revenue	$1	$3	$5
Interest and investment income and realized gains	168	15	2
Total revenues	169	18	7
Expenses:
Personnel expenses	35	93	39
Other operating expenses	(20)	50	21
Interest expense	93	70	61
Total expenses	108	213	121
Earnings (losses) before income tax (benefit) expense and equity in earnings of subsidiaries	61	(195)	(114)
Income tax (benefit) expense	22	(61)	(34)
Earnings (losses) before equity in earnings of subsidiaries	39	(134)	(80)

Equity in earnings of subsidiaries	544	528	687

Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$583	$394	$607

Basic earnings per share Old FNF common shareholders	$0.33	$1.71	$2.75
Weighted average shares outstanding Old FNF common shareholders, basic basis	138	230	221
Diluted earnings per share Old FNF Common shareholders	$0.32	$1.68	$2.69
Weighted average shares outstanding Old FNF common shareholders, diluted basis	142	235	226
Basic earnings per share FNF Group common shareholders	$0.77
Weighted average shares outstanding FNF Group common shareholders, basic basis	138
Diluted earnings per share FNF Group Common shareholders	$0.75
Weighted average shares outstanding FNF Group common shareholders, diluted basis	142
Basic earnings per share FNFV Group common shareholders	$3.04
Weighted average shares outstanding FNFV Group common shareholders, basic basis	46
Diluted earnings per share FNFV Group Common shareholders	$3.01
Weighted average shares outstanding FNFV Group common shareholders, diluted basis	47
Retained earnings, beginning of year	$1,089	$849	$373
Dividends declared	(203)	(154)	(131)
Distribution of Remy to FNFV Group common shareholders	(319)	—	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	583	394	607
Retained earnings, end of year	$1,150	$1,089	$849

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$583	$394	$607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(544)	(528)	(687)
Depreciation and amortization	2	1	6
Stock-based compensation	32	30	23
Tax benefit associated with the exercise of stock-based compensation	(16)	(17)	(31)
Net change in income taxes	540	(96)	172
Net (increase) decrease in prepaid expenses and other assets	62	(29)	4
Net increase (decrease) in accounts payable and other accrued liabilities	(91)	101	25
Net cash provided by (used in) operating activities	568	(144)	119
Cash Flows From Investing Activities:
Net proceeds (purchases) of investments available for sale	—	—	7
Additions to notes receivable	(3,025)	(30)	(93)
Collection of notes receivable	390	—	—
Net additions to investments in subsidiaries	—	8	(116)
Net cash used in investing activities	(2,635)	(22)	(202)
Cash Flows From Financing Activities:
Equity offering	—	511	—
Borrowings	1,500	—	548
Debt service payments	(400)	(7)	(494)
Make-whole call penalty on early extinguishment of debt	—	—	(6)
Debt issuance costs	—	(16)	(8)
Dividends paid	(203)	(153)	(128)
Purchases of treasury stock	—	(34)	(38)
Exercise of stock options	40	60	91
Tax benefit associated with the exercise of stock-based compensation	16	17	31
Distribution to FNFV	(100)	—	—
Other financing activity	(8)	—	—
Net dividends from subsidiaries	268	571	294
Net cash (used in) provided by financing activities	1,113	949	290
Net change in cash and cash equivalents	(954)	783	207
Cash at beginning of year	1,105	322	115
Cash at end of year	$151	$1,105	$322
See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies
Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made in the 2013 presentation to conform to the classifications used in 2014.
In 2014 we began reporting our Investments in subsidiaries net of non-controlling interest on the Balance Sheets and similarly on the Statement of earnings, we report Equity in earnings of subsidiaries net of (Loss) earnings attributable to non-controlling interest. The amount of Non-controlling interest reflected in Investments in subsidiaries was $79 million and $474 million as of December 31, 2014 and 2013, respectively. The amount of (Loss) earnings attributable to non-controlling interest reflected in Equity in earnings of subsidiaries on the Statements of Earnings was $(64) million, $17 million and $5 million for the years ending December 31, 2014, 2013 and 2012, respectively.

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2014	2013
	(In millions)
FNF Term Loan, interest payable monthly at LIBOR + 1.63% (1.86% at December 31, 2014), due January 2019	$1,100	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	398	398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	288	285
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2013, due April 2016 with interest payable monthly at LIBOR + 1.45%	—	—
	$2,086	$983

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash paid (received) during the year:
Interest paid	$103	$61	$65
Income tax payments	75	242	109

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.4 billion, $0.1 billion, and $0.2 billion during the years ended December 31, 2014, 2013, and 2012, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013 and 2012

		Column C
	Column B	Additions		Column D		Column E
	Balance at	Charge to				Balance at
Column A	Beginning of	Costs and	Other	Deduction		End of
Description	Period	Expenses	(Described)	(Described)		Period
	(In millions)
Year ended December 31, 2014:
Reserve for claim losses	$1,636	$228	$59 (2)	$302	(1)	$1,621

Year ended December 31, 2013:
Reserve for claim losses	$1,748	$291	$—	$403	(1)	$1,636

Year ended December 31, 2012:
Reserve for claim losses	$1,913	$268	$—	$433	(1)	$1,748
____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)
Represents an increase of $54 million to the reserve for claim losses as a result of the acquisition of LPS (See Note B), a $2 million decrease to the reserve due to the sale of a small title operation and recording $7 million increase to the claims reserve for a reinsurance recoverable.

See Accompanying Report of Independent Registered Public Accounting Firm

EXHIBIT INDEX

Exhibit Number	Description

10.10
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)

10.11
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)

10.12
Form of Notice of FNFV Group Restricted Stock Grant and FNFV Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014 Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (1)

10.13
Form of Notice of Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.14
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.15
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.16
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.17
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.18
Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.19
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.20
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.21	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.22	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)
10.23
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.24
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.25
Amendment effective as of July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)(1)

10.26
Amendment effective as of January 2, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)(1)

10.27
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.28
Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and Brent B. Bickett, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

Exhibit Number	Description

10.29
Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS II Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.30
Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and William P. Foley, II, effective as of January 10, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)

10.31
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.32
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.33
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.34	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 11, 2011) (1)
10.35
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.36
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.37
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.38
Form of Notice of Long-Term Investment Success Performance Award Agreement - Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.39	Black Knight Financial Services, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.40	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.41	Form of Black Knight Financial Services, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 9, 2014)(1)
10.42	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 9, 2014)(1)
10.43	Black Knight Financial Services, LLC Incentive Plan (incorporated by reference to Exhibit 10.5 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)
10.44	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K