Form 10-K/A
period 2014-12-31
Fidelity National Financial, Inc.
filed 2015-04-30
CIK 1331875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32630

Fidelity National Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204	(904) 854-8100
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
FNF Group Common Stock, $0.0001 par value	New York Stock Exchange
FNFV Group Common Stock, $0.0001 par value	New York Stock Exchange

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

As of April 27, 2015, there were 280,452,717 shares of FNF Group common stock outstanding and 80,071,787 shares of FNFV Group common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

FIDELITY NATIONAL FINANCIAL, INC.

FORM  10-K/A

GENERAL INFORMATION ABOUT THE COMPANY

Prior to October 17, 2005, the Company was known as Fidelity National Title Group, Inc. and was a wholly-owned subsidiary of another publicly traded company, also called Fidelity National Financial, Inc. (“old FNF”). On October 17, 2005, old FNF distributed to its stockholders a minority interest in the Company, making it a majority-owned, publicly traded company (the “Partial Spin-Off”). On October 24, 2006, old FNF transferred certain assets to the Company in return for the issuance of shares of Company common stock to old FNF. Old FNF then distributed to its stockholders all of its shares of Company common stock, making the Company a stand-alone public company (the “Full Spin-Off”). In November 2006, old FNF was then merged with and into another of its subsidiaries, Fidelity National Information Services, Inc. (“FIS”), after which the Company changed its name to Fidelity National Financial, Inc. On January 2, 2014, we completed the purchase of Lender Processing Services, Inc. (“LPS”). In connection with the LPS acquisition, we formed a wholly-owned subsidiary, Black Knight Financial Services, Inc. (now known as Black Knight Holdings, Inc., “Black Knight”). Black Knight has two operating businesses, ServiceLink Holdings, LLC (“ServiceLink”) and Black Knight Financial Services, LLC (“BKFS”). As of December 31, 2014, we retained a 67% ownership interest in BKFS and a 65% ownership interest in ServiceLink, with the remaining 33% and 35% ownership interests, respectively, held by funds affiliated with Thomas H. Lee Partners. On June 30, 2014, we completed the recapitalization of FNF common stock into two tracking stocks: our FNF Group common stock (the “FNF Group stock”), which tracks the performance of our core operations, and our FNFV Group common stock (the “FNFV Group stock”), which tracks the performance of the other companies and investments that we actively manage through FNF Ventures. Unless stated otherwise or the context otherwise requires, all references in this proxy statement to “us,” “we,” “our,” the “Company” or “FNF” are to Fidelity National Financial, Inc., and all references to the “common stock” refer to shares of our FNF Group stock and our FNFV Group stock taken together. For purposes of the biographical descriptions of our directors and executive officers, service with FNF includes service with old FNF prior to the Full Spin-Off.

PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors

Certain biographical information for our directors is below.

Class I Directors —Term Expiring 2015

Name	Position with FNF	Age (1)	Director Since
Frank P. Willey	Vice Chairman of the board	61	1984	(2)

Willie D. Davis	Director Member of the Audit Committee	80	2003	(2)

John D. Rood	Director Member of the Audit Committee	59	2013

(1)	As of April 1, 2015.
(2)	Includes the period of time during which the director served as a director of old FNF.

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

Mr. Willey’s qualifications to serve on the FNF board of directors include his 31 years as a director and/or executive officer of FNF and his experience and knowledge of the real estate and title industry.

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

John D. Rood. John D. Rood has served as a director of FNF since 2013. Mr. Rood is the founder and Chairman of The Vestcor Companies, Inc., a real estate firm with 31 years of experience in multifamily development and investment. Mr. Rood also serves on the boards of BKFS and ServiceLink. From 2004 through 2007, Mr. Rood served as the United States Ambassador to the Commonwealth of the Bahamas. Mr. Rood serves on several private boards, and formerly served on the board of directors of Alico, Inc. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Conservation Commission, where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors which oversees the State of Florida University System, where he served until 2013.

Mr. Rood’s qualifications to serve on the FNF board of directors include his experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy and his experience as a director on boards of both public and private companies.

Class II Directors—Term Expiring 2016

Name	Position with FNF	Age (1)	Director Since
Daniel D. (Ron) Lane	Director Chairman of the Compensation Committee	80	1989	(2)

Richard N. Massey	Lead Director Chairman of the Corporate Governance and Nominating Committee Member of the Compensation Committee and the Executive Committee	59	2006	(2)

Cary H. Thompson	Director Member of the Compensation Committee and the Executive Committee	58	1992	(2)

(1)	As of April 1, 2015.
(2)	Includes the period of time during which the director served as a director of old FNF.

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

Richard N. Massey. Richard N. Massey has served as a director of FNF since February 2006. Mr. Massey has been a partner of Westrock Capital, LLC, a private investment partnership, since January 2009. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation from January 2006 to January 2009. From 2000 until 2006, Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey also serves as a director of FIS, BKFS, and ServiceLink, as Chairman of the board of directors of Bear State Financial, Inc., and as a director of Oxford American Literary Project, a non-profit literary publication, and the Arkansas Razorback Foundation.

Mr. Massey’s qualifications to serve on the FNF board of directors include his experience in corporate finance and investment banking and as a financial and legal advisor to public and private businesses, as well as his expertise in identifying, negotiating and consummating mergers and acquisitions.

Cary H. Thompson. Cary H. Thompson has served as a director of FNF since 1992. Mr. Thompson currently is Vice Chairman of Global Corporate and Investment Banking, Bank of America Merrill Lynch, having joined that firm in May 2008. From 1999 to May 2008, Mr. Thompson was Senior Managing Director and Head of West Coast Investment Banking at Bear Stearns & Co., Inc. Mr. Thompson also serves on the board of directors of SonicWall Corporation. He served as a director of FIS from February 2006 to July 2008 and as a director of LPS from July 2008 to March 2009.

Mr. Thompson’s qualifications to serve on the FNF board of directors include his experience in corporate finance and investment banking, his knowledge of financial markets and his expertise in negotiating and consummating financial transactions.

Class III Directors — Term Expiring 2017

Name	Position with FNF	Age (1)	Director Since
William P. Foley, II	Executive Chairman of the Board Chairman of the Executive Committee	70	1984	(2)

Douglas K. Ammerman	Director Chairman of the Audit Committee	63	2005	(2)

Thomas M. Hagerty	Director Member of the Executive Committee	53	2005	(2)

Peter O. Shea, Jr.	Director Member of the Corporate Governance and Nominating Committee	48	2006	(2)

(1)	As of April 1, 2015.
(2)	Includes the period of time during which the director served as a director of old FNF.

William P. Foley, II. William P. Foley, II has served as FNF’s Executive Chairman since October 2006 and, prior to that, as Chairman of the board of directors since 1984. Mr. Foley also served as FNF’s Chief Executive Officer from 1984 until May 2007. Mr. Foley also served as FNF’s President from 1984 until December 1994. Effective March 2012, Mr. Foley became the Vice Chairman of the board of directors of FIS; prior to that he served as Executive Chairman from February 2006 through February 2011 and as non-executive Chairman from February 2011 to March 2012. Mr. Foley served as the Chairman of the board of directors of LPS from July 2008 until March 2009, and, within the past five years, has served as a director of Remy International, Inc. and Florida Rock Industries, Inc. Mr. Foley also serves as Chairman of the board of directors of BKFS and ServiceLink. Mr. Foley also serves on the board of directors of the Foley Family Charitable Foundation and the Cummer Museum of Arts and Gardens. Mr. Foley is Chairman, CEO and President of Foley Family Wines Holdings, Inc., which is the holding company of numerous vineyards and wineries located in the U.S. and in New Zealand.

Mr. Foley’s qualifications to serve on the FNF board of directors include his 31 years as a director and executive officer of FNF, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining stockholder value and successfully negotiating and implementing mergers and acquisitions.

Douglas K. Ammerman. Douglas K. Ammerman has served as a director of FNF since July 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He serves as a director of William Lyon Homes, Inc., El Pollo Loco, Inc., Stantec Inc. and Remy International, Inc. Within the past five years, Mr. Ammerman also has served as a director of Quiksilver, Inc.

Mr. Ammerman’s qualifications to serve on the FNF board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG and his experience as a director on the boards of directors of other companies.

Thomas M. Hagerty. Thomas M. Hagerty has served as a director of FNF since 2005. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Hagerty has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. Mr. Hagerty also serves as a director of MoneyGram International, Inc., Ceridian Holding LLC, FIS, FirstBancorp, FleetCor Technologies, Inc. and several private companies, including BKFS and ServiceLink. Within the last five years, Mr. Hagerty served as a director of MGIC Investment Corp.

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

Certain Information About our Executive Officers

Name	Position with FNF	Age
William P. Foley, II	Executive Chairman of the Board	70

Raymond R. Quirk	Chief Executive Officer	68

Brent B. Bickett	President	50

Anthony J. Park	Executive Vice President and Chief Financial Officer	48

Peter T. Sadowski	Executive Vice President and Chief Legal Officer	59

Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	53

Raymond R. Quirk. Mr. Quirk has served as the Chief Executive Officer of FNF since December 2013. Prior to that, he had served as our President since April 2008. Previously, Mr. Quirk served as Co-President from May 2007 until April 2008, and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Mr. Quirk was appointed as President of FNF in 2002. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally.

Brent B. Bickett. Mr. Bickett has served as our President since December 2013. Mr. Bickett has primary responsibility for all merger and acquisition activities, strategic initiatives, portfolio investments and investor relations group. Mr. Bickett joined FNF in 1999, and served as Executive Vice President, Corporate Finance of FNF from 2003 to December 2013.

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

Michael L. Gravelle. Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010, and has served in that capacity at BKFS and ServiceLink since January 2014. Mr. Gravelle served as Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as Vice President, General Counsel and Secretary beginning in 1996 and as Senior Vice President, General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle also served as Senior Vice President, General Counsel and Corporate Secretary of Remy from February 2013 through February 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the Securities and Exchange Commission. Executive officers and directors are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2014. Based solely upon a review of these reports, we believe all directors and executive officers of the Company complied with the requirements of Section 16(a) in 2014.

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

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investor Relations page of our website at www.fnf.com. Stockholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth under “Available Information” below.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Willie D. Davis and John D. Rood. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Messrs. Ammerman, Davis, and Rood is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The board of directors also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of four other companies. The board of directors considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of five public companies, including FNF’s audit committee, would not impair his ability to effectively serve on FNF’s audit committee. The audit committee met 11 times in 2014.

The primary functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•	reviewing any material transaction between our chief financial officer or chief accounting officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our chief executive officer; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS AND EXECUTIVE AND

DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2014, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. In 2014, our named executive officers were:

•	William P. Foley, II, our Executive Chairman of the Board;

•	Raymond R. Quirk, our Chief Executive Officer;

•	Brent B. Bickett, our President;

•	Anthony J. Park, our Executive Vice President and Chief Financial Officer; and

•	Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary.

EXECUTIVE SUMMARY

Financial Highlights

We delivered strong results in 2014, making it another good year for our stockholders.

•	Based on FNF Group and FNFV Group tracking stock price increases and dividends paid for 2014, we generated a 24.6% return to our stockholders in 2014, which compares to a 13.7% return for the S&P 500. For the three-year period ended December 31, 2014, we generated a 14.6% return for stockholders, which compares to a 74.6% return for the S&P 500.

•	We generated $8.0 billion in total revenue in 2014.

•	We generated $392 million in pre-tax earnings in 2014.

•	We returned approximately $203 million to our stockholders in the form of cash dividends. We also distributed our remaining shares of common stock of Remy International, Inc., or Remy, to FNFV Group stockholders.

Pay for Performance

Our strong financial results and stockholder return in 2014 can be attributed to the success of managing our core operations and the other companies and investments that we actively manage through FNF Ventures, or FNFV, as well as synergy cost savings relating to our acquisition of Lender Processing Services, Inc., or LPS, and the operations of our businesses. This success was reflected in the amounts earned by our named executive officers in 2014. Here are a few highlights:

•	Because of the strategic importance of the acquisition of LPS and formation of Black Knight Holdings, Inc., or Black Knight, to FNF, we utilized two special compensation programs that focus on the key strategic objectives of Black Knight.

•	First, we used a one-time incentive program, called the Black Knight Synergy Incentive Program, which focused very specifically on achieving our critical synergies and cost savings associated with the LPS acquisition. We achieved over $312 million of annualized cost savings among FNF, BKFS and ServiceLink through December 31, 2014, resulting in related payouts under the Synergy Incentive Program.

•	Second, to focus our executives on the key strategic objective of growing the long-term value of BKFS and ServiceLink, we granted two separate equity incentives known as profits interests, one related to BKFS and one related to ServiceLink. These equity incentives only reward participating executives if the value of the applicable company increases above the value of such company on the date the award is granted. Executives will not receive any compensation if the value of such company does not increase. As discussed below, we partnered with the private equity firm Thomas H. Lee Partners, L.P., or T.H. Lee, in the LPS transaction, and funds affiliated with T.H. Lee own 33% and 35%, respectively, of BKFS and ServiceLink. The profits interests we granted in BKFS and ServiceLink align the interests of individuals in key leadership positions with the interests of investors, and are structured in a way that is commonplace in private equity investments. Granting the profits interest awards to Mr. Foley and other key leaders was an important consideration in T.H. Lee’s decision to partner in the transaction and in providing input in the structuring of the BKFS executive compensation program.

•	Reflecting our strong performance and the rigor of our annual incentive performance targets, Mr. Foley earned 139.9% of his target award, Messrs. Quirk, Park and Bickett earned 119.9% of their target awards, and Mr. Gravelle earned 127.9% of his target award under the FNF annual incentive plan (before reduction pursuant to one of our long-term incentive plans), based on return on equity, or ROE, of 10.32% relating to our core operations and adjusted pre-tax profits margins of 12.46% relating to our title segment. Mr. Foley, whose 2014 annual cash incentive was allocated among FNF (50%), Black Knight Financial Services, LLC, or BKFS (25%), and ServiceLink Holdings, LLC, or ServiceLink (25%), earned (i) 194.6% of his BKFS target award based on achievement of $836 million in adjusted revenue and $344 million of adjusted EBITDA at BKFS, and (ii) 24.5% of the ServiceLink target award, based on $916 million in adjusted revenue and $115 million of adjusted EBITDA at ServiceLink.

•	Finally, Comdata Inc., or Comdata, an entity in which we had an indirect interest through our interest in Ceridian LLC, or Ceridian, was sold to FleetCor Technologies, Inc. or FleetCor in November of 2014, and we distributed our shares of Remy common stock to our FNFV Group stockholders in December of 2014. We recognized $495 million in net earnings as a result of the sale of Comdata, and related amounts were earned under an incentive program that is tied to certain of the FNFV companies and investments, which we refer to as the Investment Success Incentive Program. The spin-off of Remy shares did not result in any payouts under the Investment Success Incentive Program.

Note that the adjusted revenue, adjusted pre-tax title margin and adjusted EBITDA financial measures described above differ from the comparable GAAP measures reported in our financial statements. The measures are adjusted to exclude the impact of certain non-recurring and other items in accordance with the terms of our incentive plans and programs. Details of these adjustments are discussed below.

Changes to our Compensation Programs in 2014

In 2014, as in prior years, we sought to create, through our performance-based incentive programs, an understandable and direct link between our business objectives and the compensation that our named executive officers earn. There were a few significant changes to our named executive officers’ compensation in 2014, including the following:

•	Improved FNFV Company and Investment Incentive Structure. Based on stockholder feedback, we froze and terminated the incentive programs we put in place in 2012 and 2013 relating to certain of the FNFV companies and investments, and instituted the Investment Success Incentive Program. The Investment Success Incentive Program pays cash incentives in connection with liquidity events relating to the FNFV companies and investments. Our 2012 and 2013 programs paid cash incentives based on increases in the appraised value of the FNFV companies and investments over specified periods;

•	Diversification of Equity-Based Incentives. Reflecting our diversified operations, our 2014 long-term equity awards consisted not only of stock options and restricted stock awards in FNF Group common stock that tracks our core operations, but also restricted stock awards in FNFV Group common stock, which tracks the FNFV companies and investments, and equity awards directly in the BKFS and ServiceLink operating companies, known as profits interests;

•	Establishment of Synergy Incentive Program. We established a one-time incentive program—the Synergy Incentive Program—which focused specifically on a key strategic objective of the LPS acquisition of achieving critical synergies and cost savings.

As described in this Compensation Discussion and Analysis, these changes created greater alignment between our incentive compensation programs and the business objectives the programs are intended to further, while also addressing stockholder concerns regarding our 2012 and 2013 incentive programs relating to the FNFV companies and investments.

Our Compensation Programs Support Our Company and Our Business Objectives

The primary goal of our executive compensation programs in 2014 was to drive continued growth and successful execution of our business objectives. We sought to achieve this goal by:

•	tying material portions of our named executive officers’ compensation to the performance of our core operations and the FNFV companies and investments;

•	structuring our performance-based programs to focus our named executive officers on attaining pre-established, objectively-determinable key performance goals that are aligned with and support our key business objectives in our various operations, which, in turn, are aimed at growing stockholder value for both our FNF Group and FNFV Group stockholders;

•	recognizing our executives’ leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements; and

•	attracting, motivating, and retaining a highly qualified and effective management team that can deliver superior performance and build stockholder value over the long term.

For 2014, our corporate performance measures were designed to incent our named executive officers to take actions necessary to generate growth in ROE relating to our core operations, pre-tax title margin relating to our title segment, liquidity events relating to the FNFV companies and investments, and synergy cost savings relating to the LPS acquisition. These performance measures are key components of our overall business plan and are highly transparent, objectively determinable and approved by our compensation committee.

OVERVIEW OF OUR COMPENSATION PROGRAMS

Our compensation programs reflect our business objectives and organizational structure and operations. Consequently, understanding our compensation programs first requires a brief overview of our business, our organizational structure and our operations, including the significant transactions and events that influenced our named executive officers’ compensation in 2014. For this purpose, we have divided our organizational structure and operations into three categories: (1) FNF Core Operations, (2) our 2014 acquisition of LPS and formation of Black Knight, and (3) the FNFV companies and investments and establishment of the FNFV Group tracking stock.

(1) Core Operations – Performance Measures and Compensation. FNF has a long, successful history of being the leading provider of title insurance, technology and transaction services to the real estate and mortgage industries, or our core operations. Our core operations have generated significant operating cash flows over time, which have been used to make strategic investments, including investments in FNFV, which are intended to diversify our balance sheet and generate long term stockholder returns. In our core operations we are a leader in market share, revenue, profit margin, and cash flows. To incent our executives to achieve strong performance in our core operations:

•	We used key performance measures of our core operations for our annual cash incentive program—ROE and pre-tax title margin relating to our title segment.

•	We granted performance-based restricted stock and stock options in our FNF Group common stock.

(2) Acquisition of LPS; Formation of Black Knight and IPO. Immediately following the acquisition of LPS in 2014, we contributed the former LPS businesses and our legacy ServiceLink businesses to Black Knight, a wholly-owned holding company subsidiary. During 2014, Black Knight had two operating subsidiaries, BKFS and ServiceLink. As of December 31, 2014, we owned approximately 67% and 65% of the membership interests in BKFS and ServiceLink, respectively, with the remaining 33% and 35%, respectively, being held by funds affiliated with T.H. Lee.

BKFS owns and operates the technology, data and analytics business of the former LPS business, and ServiceLink owns and operates the transaction services business of the former LPS and the legacy FNF ServiceLink businesses. On December 23, 2014, we filed a preliminary registration statement on Form S-1 with the SEC relating to a proposed public offering of shares of a corporation that will own BKFS.

We used the following incentives as part of our compensation strategy to foster the key goals of the LPS acquisition and our ongoing strategy to successfully operate the BKFS and ServiceLink businesses:

•	To achieve the key strategic objective of capturing full potential synergies following the LPS acquisition, we implemented the Synergy Incentive Program. The program was very successful, and we achieved $312 million of annualized cost savings among FNF, BKFS and ServiceLink through December 31, 2014. We terminated the program at the end of 2014.

•	To achieve the strategic objective of growing the long-term value of BKFS and ServiceLink, we granted two separate equity incentives in the form of profits interests—one related to BKFS and one related to ServiceLink. These equity incentives only reward participating executives if the value of the related company increases after the date of grant.

•	In addition, to reflect the key role Mr. Foley plays in developing and implementing our BKFS and ServiceLink business strategies, a portion of Mr. Foley’s 2014 annual cash incentive compensation was provided under annual cash incentive programs of BKFS and ServiceLink. The annual cash incentive programs focus on revenue and EBITDA within those operations.

(3) FNFV Companies and Investments and Establishment of the FNFV Group Tracking Stock. We have been very successful with the FNFV companies and investments, which include majority and minority investments in American Blue Ribbon Holdings, LLC, or ABRH, Ceridian, J. Alexander’s Holdings LLC, or J. Alexander’s and Digital Insurance, Inc., or Digital Insurance. ABRH is the owner and operator of O’Charley’s, Ninety Nine Restaurants, Max & Erma’s, Village Inn and Baker’s Square, and J. Alexander’s is the owner and operator of J. Alexander’s and Stoney River Legendary Steaks. We refer to ABRH and J. Alexander’s as the Restaurant Group. In 2014, the FNFV companies and investments also included our majority investment in Remy, which was spun off to our FNFV Group stockholders on December 31, 2014. The FNFV companies and investments, excluding Remy, had a net asset value of approximately $1.3 billion on December 31, 2014. The FNFV companies and investments have made a substantial contribution to our overall success, particularly in 2014, which we discuss below.

•	To improve our stockholders’ ability to separately track the performance of our core operations and the FNFV companies and investments, on June 30, 2014, we completed a recapitalization of our common stock into two tracking stocks: the FNF Group common stock which tracks the performance of our core operations, and the FNFV Group common stock, which tracks the performance of the FNFV companies and investments.

•	On November 13, 2014, Ceridian closed the sale of Comdata to FleetCor, resulting in our recognition of $495 million in net earnings.

•	On December 31, 2014, we completed the tax-free distribution to our FNFV Group stockholders of approximately 16.6 million shares of Remy common stock with a value of approximately $350 million.

•	On February 19, 2015, we announced our intention to pursue a tax-free spin-off of J. Alexander’s to FNFV shareholders.

•	On March 20, 2015, we closed a tender offer in which we purchased approximately 12.3 million shares of FNFV Group stock at a purchase price of $15.00 per share, for an aggregate purchase price of $185 million.

Our named executive officers, other than Mr. Quirk who is less involved in the FNFV companies and investments, have had a significant influence on the long-term strategy and performance of the FNFV companies and investments. Mr. Foley, in particular, has been the architect of FNF’s acquisition and investment strategies over the years, with respect to both the FNFV companies and investments and acquisitions of businesses within our core operations. Consequently, we tie a significant portion of their compensation to the success of these investments. We believe that by incenting executives to focus on the success of the FNFV companies and investments, these programs lead to better financial results for our investments, which, in turn, leads to better returns for our stockholders. The most important performance measure related to the FNFV companies and investments and the FNFV Group tracking stock is the growth in the fair value of the FNFV companies and investments, and consequently, we used the following two incentives to help us achieve our objectives relating to the FNFV companies and investments:

•	Our Investment Success Incentive Program, which provides cash incentives in connection with certain liquidity events relating to the FNFV companies and investments, with incentive amounts tied to measurable increases in the fair value of the FNFV companies and investments since the July 1, 2014 start date of the program; and

•	Restricted shares of FNFV Group common stock, which we granted to our executives who have the most influence on the strategy, performance and operations of the FNFV companies and investments.

Components of Total Compensation and Pay Mix

We compensate our named executive officers primarily through a mix of base salary, annual cash incentives and long-term equity-based incentives tied to each of our tracking stocks, as well as through investment or business-specific incentives such as the Investment Success Incentive Program, profits interest awards in BKFS and ServiceLink, and the Synergy Incentive Program. We also provide our named executive officers with the same retirement and employee benefit plans that are offered to our other employees, as well as limited other benefits, although these items are not significant components of our compensation programs. The following table provides information regarding the elements of compensation provided to our named executive officers in 2014:

Category of Compensation	Type of Compensation	Purpose of the Compensation
Cash Compensation:	Salary	Salary provides a level of assured, regularly-paid, cash compensation that is competitive and helps attract and retain key employees.
	Annual Cash Incentive Relating to Our Core Operations	Cash incentives under the FNF annual incentive plan are designed to motivate our employees to work towards achieving our key short-term revenue and pre-tax title margin goals for the fiscal year.
Annual Cash Incentive Relating to BKFS and ServiceLink Operations

Mr. Foley is the only named executive officer who has a portion (one half) of his annual incentive tied directly to the performance of BKFS and ServiceLink. We tied Mr. Foley’s annual incentives directly to financial performance goals at each of BKFS and ServiceLink so that he would have a short-term cash incentive tied to each entity.

Long-term Equity Incentives:	Performance-Based FNF Group Restricted Stock	These awards are in our FNF Group common stock. Performance-based restricted stock helps to tie our named executive officers’ long-term financial interests to our pre-tax title margin and to the long-term financial interests of FNF Group stockholders, as well as to retain key executives through a three-year vesting period and maintain a market competitive position for total compensation.

Category of Compensation	Type of Compensation	Purpose of the Compensation
Long-term Equity Incentives:	FNFV Group Restricted Stock

These awards are in our FNFV Group common stock. The FNFV Group restricted stock grants help tie the long-term interests of those named executive officers who have the most influence on strategy, performance and operations of the FNFV companies and investments to the long-term interests of FNFV Group stockholders. The time-based vesting conditions also help encourage retention of key executives through the three-year vesting period.

FNF Group Stock Options

These awards are in our FNF Group common stock. Stock options help to tie our named executive officers’ long-term financial interests to the long-term financial interests of FNF Group common stockholders as they are worth nothing unless our stock price rises after grant. The price of our FNF Group common stock must appreciate by approximately 16% over the expected term of the option for the executive to earn the targeted compensation upon exercise of the option.

Investment/Business Specific Incentives:	Profits Interest Awards Relating to Our BKFS and ServiceLink Businesses

Profits interest awards only have value if there is post-grant appreciation in the value of the underlying entity. The profits interests are granted in BKFS and ServiceLink, respectively, which creates a direct incentive for the executives to generate net income and long-term appreciation at each of these entities. The profits interest awards also support our retention goals, as 50% of the awards vest after two years and the remaining 50% vests after three years.

Investment Success Incentive Program

Our Investment Success Incentive Program is designed to help us maximize our return on investment in the FNFV companies and investments by aligning a significant portion of the executive’s long-term incentive compensation with our return related to the investments. The purpose of the programs is to retain and incentivize executives to identify and execute on monetization and liquidity opportunities that will maximize returns.

Synergy Incentive Program Relating to LPS Acquisition and Operation of the core FNF, BKFS and ServiceLink Businesses

This cash incentive program was designed to maximize operating synergies related to the acquisition, reduce overall operating costs, improve profitability and margins and increase earnings relating to the LPS acquisition. This program has been terminated.

Benefits & Other:	ESPP, 401(k) Plan, health insurance and other benefits	Our named executive officers’ benefits generally mirror our company-wide employee benefit programs. For security reasons and to make travel more efficient and productive for our named executive officers, they are eligible to travel on our corporate aircraft. We require that Mr. Foley travel on our corporate aircraft.

Additionally, Messrs. Foley, Bickett and Gravelle also received compensation in 2014 from Remy for services they provided to Remy, as described in more detail below.

Allocation of Total Compensation for 2014

The following table shows the allocation of 2014 Total Compensation reported in the Summary Compensation Table among the various components:

	Salary	Annual Cash Incentives (FNF)*	Performance- Based Restricted Stock (FNF)	Time- Based Restricted Stock (FNFV)	Restricted Stock (Remy)**	Stock Options (FNF)	Stock Options (Remy)	FNFV Companies and Investments Incentive Programs (FNFV)	BKFS and ServiceLink Profits Interest Grants (FNF)	Synergy Incentive Program (FNF)	Benefits and Other	Total
Raymond R. Quirk	8.5%	15.5%	35.3%	—	—	9.1%	—	—	7.4%	21.0%	3.2%	100.0%
Anthony J. Park	8.3%	10.0%	7.6%	13.4%	—	2.0%	—	11.1%	8.5%	36.4%	2.8%	100.0%
William P. Foley, II	1.1%	2.1%	4.0%	11.8%	0.1%	1.0%	0.1%	22.5%	27.8%	28.4%	1.1%	100.0%
Brent B. Bickett	5.7%	5.2%	8.3%	20.4%	0.7%	2.1%	0.3%	36.1%	7.0%	11.9%	2.3%	100.0%
Michael L. Gravelle	9.9%	6.6%	15.9%	13.9%	2.1%	4.1%	0.9%	20.0%	8.9%	15.2%	2.5%	100.0%

*	For Mr. Foley, this amount also includes BKFS and ServiceLink annual cash incentives.
**	Half of Mr. Gravelle’s Remy restricted stock awards are subject to performance-based vesting conditions.

As illustrated in the table above, a significant portion of each named executive officer’s total compensation is based on performance-based cash and equity incentives that are tied to our financial performance, stock and equity price and the performance of the FNFV companies and investments. Combined, performance-based forms of compensation comprised between 71.6% and 86% of our named executive officers’ total compensation in 2014.

Our compensation committee believes this emphasis on performance-based incentive compensation is an effective way to use compensation to help us achieve our business objectives while directly aligning our executive officers’ interests with the interests of our stockholders.

Analysis of Compensation Components

Base Salary

Our compensation committee typically reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by its external independent compensation consultant, Strategic Compensation Group, as well as a number of qualitative factors, including each named executive officer’s experience, knowledge, skills, level of responsibility and performance. Our compensation committee determined that Messrs. Quirk and Gravelle would receive an increase in their base salaries in 2014. Mr. Quirk’s annual base salary was increased from $740,000 to $780,000 so that Mr. Quirk’s annual base salary, when aggregated with his annual cash incentives (excluding the one-time Synergy Incentive Program incentives), would bring his target total cash compensation closer to the 50th percentile of our peer group and relevant market data, respectively, as described below. The compensation committee approved an increase in Mr. Gravelle’s annual base salary from $485,000 to $500,000, which when aggregated with his annual cash incentives (excluding the one-time Synergy Incentive Program incentives), would bring his target total annual cash compensation closer to the 50th percentile of our peer group and relevant market data. Mr. Foley received  1⁄4 of his base salary from BKFS and  1⁄4 from ServiceLink, and a portion of Mr. Gravelle’s 2014 base salary was paid by Remy, as described below.

Annual Performance-Based Cash Incentives

We award annual cash incentives based upon the achievement of pre-defined business and financial objectives relating to our core operations, which are specified in the first quarter of the year. Annual incentives play an important role in our approach to total compensation, as they motivate participants to achieve key fiscal year objectives by conditioning the payment of incentives on the achievement of defined, objectively determinable financial performance goals.

In the first quarter of 2014, our compensation committee approved the fiscal year FNF business performance objectives and a target incentive opportunity for each participant, as well as the potential incentive opportunity range for maximum and threshold performance. No annual incentive payments are payable to a named executive officer if the pre-established, minimum performance levels are not met, and payments are capped at a maximum performance payout level. The financial performance results are derived from our annual financial statements (and reported on our Annual Report on Form 10-K filed with the SEC), which are subject to an audit by our independent registered public accounting firm, KPMG LLP. The incentive award target opportunities are expressed as a percentage of the individual’s base salary. Our named executive officers’ 2014 target percentages were the same as their 2013 target percentages, except that Mr. Gravelle’s target incentive opportunity under the Remy annual incentive plan was increased in 2014 from 55% to 60% of his Remy base salary.

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

An important tenet of our pay for performance philosophy is to utilize our compensation programs to motivate our executives to achieve performance levels that reach beyond what is expected of us as a company. The performance targets for the FNF incentive plan are approved by our compensation committee and are based on discussions between management and our compensation committee. Target performance levels are intended to be difficult to achieve, but not unrealistic. Maximum performance levels are established to limit short-term incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels.

In setting 2014 performance targets under our annual incentive plan, our compensation committee considered the following:

•	the Mortgage Bankers Association’s projection that mortgage originations would decline;

•	consistency among 2014 performance targets and our 2014 business plan;

•	2014 performance targets as compared to 2013 performance targets and 2013 actual performance;

•	alignment of the 2014 performance targets with the investment community’s published projections for us and our publicly-traded title company competitors; and

•	the effect that reaching performance targets would have on our growth and margins.

In 2014, Mr. Foley received one-half of his target annual incentives under BKFS’s and ServiceLink’s annual incentive plans. The BKFS and ServiceLink plans were approved by their respective compensation committees, and the plans’ structures are similar to the FNF annual incentive plan. Each entity’s plan ties the payment of incentives to the achievement of adjusted revenue and adjusted EBITDA goals at BKFS and ServiceLink. The methodology for calculating adjusted revenue and adjusted EBITDA for this purpose is discussed below. The financial performance results for the BKFS and ServiceLink annual incentive plans are derived from their respective annual financial statements, which are also audited by KPMG LLP. In setting 2014 performance targets under the BKFS and ServiceLink incentive plans, the compensation committees of BKFS and ServiceLink considered the following:

•	the Mortgage Bankers Association’s projection that mortgage originations would decline;

•	the planned effect of cost reductions in connection with the LPS acquisition;

•	consistency among 2014 performance targets and BKFS’s and ServiceLink’s 2014 business plans; and

•	the effect that reaching performance targets would have on BKFS’s and ServiceLink’s growth and margins.

FNF Annual Incentive Performance Measures and Results

The 2014 performance goals under the FNF incentive plan were ROE relating to our core operations and adjusted pre-tax margin relating to our title segment. These performance goals are among the most important measures in evaluating the financial performance of our core business, and they can have a significant impact on long-term stock price and the investing community’s expectations. The two goals, when combined with the strong focus on long-term stockholder return created by our equity-based incentives, the FNFV companies and investments incentive programs, and significant stock ownership by our named executive officers, provide a degree of checks and balances that requires our named executive officers to consider both short-term and long-term performance. Consequently, the annual incentive performance targets are synchronized with stockholder expectations, desired increase in our stock price, our annual budget, our long-term financial plan, and our board of directors’ expectations.

In the following table, we explain how we calculate the performance measures and why we use them.

Performance Measure	How Calculated	Reason for Use
Return on Equity Relating to Our Core Operations (ROE)	ROE was calculated by taking adjusted GAAP net income for 2014 and dividing it by total stockholders’ equity as of the beginning of 2014 (but excluding net income and equity related to the FNFV companies and investments and excluding realized gains from the title segment investment portfolio).	ROE is a measure of profit earned in comparison to the total amount of stockholder equity. ROE was selected as a relevant performance goal because it is an effective measure of financial success and it is commonly used within the title industry. The use of ROE as a performance goal encourages executive officers to pursue responsible growth and investment opportunities that provide desired returns. Moreover, we believe that ROE is a measure that is clearly understood by both our executive officers and stockholders.

Performance Measure	How Calculated	Reason for Use
Adjusted Pre-Tax Title Margin Relating to Our Title Segment	Adjusted pre-tax title margin is determined by dividing the earnings before income taxes and non-controlling interests for the title segment by total revenues of the title segment.	We selected adjusted pre-tax title margin as a measure for the short-term incentives because it is a financial measure that is significantly influenced by the performance of our executives, and it aligns the executives’ short-term incentive opportunity with one of our key corporate growth objectives and is commonly used within the title industry.

Set forth below are the 2014 weightings of the threshold, target and maximum performance levels, and 2014 performance results under the FNF incentive plan.

Performance Metric	Weight	Threshold	Target	Maximum	Results
ROE (FNF core operations)	50%	7.3%	10.3%	13.3%	10.32%
Pre-Tax Title Margin (Title Segment)	50%	8.3%	11.3%	14.3%	12.46%

The FNFV companies and investments incentive programs, which we describe below, provide for a reduction in the annual cash incentives in certain circumstances. For a discussion of the mechanics of these reductions see the narrative discussion following “—Grants of Plan-Based Awards.”

The table below shows each named executive officer’s target percentage under our annual incentive plan, the initial calculation of their 2014 incentive awards based on the 2014 performance multiplier from the results shown in the tables above, and the amounts actually paid under the annual incentive plans after reduction pursuant to the FNFV companies and investments incentive programs.

Name	2014 Base Salary	2014 Annual Incentive Target (%)	2014 Annual Incentive Target ($)	2014 Performance Multiplier	2014 Total Incentive Earned	2014 Reduced Incentive Paid
Raymond R. Quirk	$780,000	150%	$1,170,000	119.9%	$1,403,148	$1,403,148
Anthony J. Park	$435,000	100%	$435,000	119.9%	$521,683	$521,683
William P. Foley, II *	$425,000	225%	$956,250	139.9%	$1,377,357	$668,678
Brent B. Bickett	$550,500	150%	$825,750	119.9%	$990,298	$495,149
Michael L. Gravelle **	$352,000	120%	$422,400	127.9%	$540,241	$270,121

*	Mr. Foley received 50% of his 2014 base salary from FNF, 25% from BKFS and 25% from ServiceLink. Similarly, 50% of Mr. Foley’s total target annual incentive opportunity was provided under FNF’s annual incentive plan, 25% was provided under BKFS’s incentive plan and 25% was provided under ServiceLink’s incentive plan. This table only reflects the base salary and annual incentives provided by FNF.
**	This amount does not include the base salary and annual incentive opportunities Mr. Gravelle receives from Remy relating to his services to Remy as its Senior Vice President, General Counsel and Corporate Secretary. Mr. Gravelle received $148,000 in base salary and had a target bonus opportunity of $88,800 (or 60% of his Remy base salary) under Remy’s annual incentive plan in 2014. His maximum bonus opportunity under the Remy incentive plan was 150% of his target bonus opportunity. For 2014, the actual bonus paid to Mr. Gravelle by Remy was $63,917. We set Mr. Gravelle’s target annual incentive opportunity under the FNF incentive plan at 120% of his FNF annual base salary and his maximum annual incentive opportunity at 240% of his target so that, when combined with his target and maximum opportunities under the Remy plan, his combined annual target and maximum incentive opportunities are approximately 100% and 200% of his combined annual base salary, respectively.

BKFS and ServiceLink Annual Incentive Measures and Results

Mr. Foley is the only named executive officer who participated in these plans. The 2014 performance goals under both the BKFS and ServiceLink incentive plans were adjusted revenue and adjusted EBITDA. We consider these performance goals to be among the most important measures in evaluating the financial performance of these businesses. The two goals, when combined with the strong focus on increasing enterprise value of the BKFS and ServiceLink entities over the long term created by the profits interest grants, provide a degree of checks and balances that requires participants to consider both short-term and long-term performance. In the following table, we explain how we calculate the performance measures under each of the plans and why we use them.

Performance Measure	How Calculated	Reason for Use
Adjusted Revenue	Based on GAAP revenue reported in the annual financial statements of BKFS and ServiceLink, adjusted for the effect of acquisitions, divestitures, purchase accounting and other unusual items.	Adjusted revenue is an important measure of the growth of BKFS and ServiceLink, our ability to satisfy our clients and gain new clients and the effectiveness of our services and solutions. Adjusted revenue is widely followed by investors.

Performance Measure	How Calculated	Reason for Use
Adjusted EBITDA	GAAP operating income of BKFS and ServiceLink, excluding depreciation, amortization and interest expense from continuing operations, adjusted for certain other non-recurring revenue and expense items, including those related to or resulting from the LPS acquisition.	Adjusted EBITDA reflects the operating strength and efficiency of BKFS and ServiceLink. It also reflects our ability to convert revenue into operating profits for stockholders. Adjusted EBITDA is a common basis for enterprise valuation by investment analysts and is widely followed by investors.

Set forth below are the 2014 weightings of the threshold, target and maximum performance levels, and 2014 performance results under the BKFS annual incentive plan. Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Results
Adjusted Revenue	40%	$803.7	$828.6	$853.5	$836.3
Adjusted EBITDA	60%	$328.0	$338.1	$348.2	$334.0

The table below shows Mr. Foley’s BKFS base salary, target percentage of base salary, and the amount earned and paid under the BKFS annual incentive plan.

Name	2014 Base Salary	2014 Annual Incentive Target (%)	2014 Annual Incentive Target ($)	2014 Performance Multiplier	2014 Total Incentive Earned
William P. Foley, II	$212,500	225%	$478,125	194.6%	$930,431

Set forth below are the 2014 weightings of the threshold, target and maximum performance levels, and 2014 performance results under the ServiceLink annual incentive plan. Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Results
Adjusted Revenue	40%	$894.2	$993.6	$1,093	$916.7
Adjusted EBITDA	60%	$149.5	$166.1	$182.7	$115.1

The table below shows Mr. Foley’s ServiceLink base salary, target percentage of base salary, and the amount earned and paid under the ServiceLink annual incentive plan.

Name	2014 Base Salary	2014 Annual Incentive Target (%)	2014 Annual Incentive Target ($)	2014 Performance Multiplier	2014 Total Incentive Earned
William P. Foley, II	$212,500	225%	$478,125	24.5%	$117,100

Final calculations of adjusted revenue, pre-tax title margin and adjusted EBITDA, as applicable, under the FNF, BKFS and ServiceLink annual incentive plans excluded extraordinary events or accounting adjustments, acquisitions, divestitures, major restructuring charges and non-budgeted discontinued operations. When calculating ROE under the FNF incentive plan, we also excluded realized gains from the title segment investment portfolio. Under the BKFS and Service Link Plans, the threshold, target and maximum adjusted revenue and adjusted EBITDA goals under the BKFS incentive plan were increased by $37.7 million and $4.7 million, respectively, following the contribution of Property Insight, LLC from FNF to BKFS on June 2, 2014.

Long-Term Equity Incentives

We granted the following three types of equity-based incentives to each of our named executive officers in 2014: (1) performance-based FNF Group restricted stock, (2) time-based FNF Group stock options, and (3) profits interest awards in each of BKFS and ServiceLink. In addition, each of our executives other than Mr. Quirk received time-based FNFV Group restricted stock, and Messrs. Foley, Bickett and Gravelle received equity incentives from Remy for their services to Remy.

We do not attempt to time the granting of awards to any internal or external events. Our general practice has been for our compensation committee to grant our FNF equity awards during the fourth quarter of each year following the release of our financial results for the third quarter. We also may grant awards in connection with significant new hires, promotions or changes in duties. We granted the performance-based FNF Group restricted stock to our named executive officers in November 2014. We granted the FNFV Group restricted stock awards in September 2014 to our executives with the greatest potential to impact the performance of the FNFV companies and investments in order to align their interests with those of our FNFV Group stockholders and incentivize them to focus on the long-term strategy and growth of the FNFV companies and investments. We granted the BKFS and Service Link profits interest awards to our named executive officers in January to focus our executives on the successful integration and ongoing operation of BKFS and ServiceLink following the acquisition of LPS and the subsequent reorganization of the BKFS and ServiceLink businesses.

While our compensation committee considered each of the factors set forth above in arriving at the specific awards granted to each of our named executive officers in 2014, its determination was not formulaic; rather, our compensation committee exercised its discretion to make decisions based on the totality of the factors, including the significant financial return that our officers returned to our stockholders. In particular, with respect to Mr. Foley, our compensation committee considered, as it did when structuring all of his compensation arrangements, the material role he plays in our organization and the importance of retaining his services and continued focus and dedication. Our compensation committee recognizes Mr. Foley’s knowledge of, and history and experience in, our industry and our organization, and the key role he has played, and continues to play, in developing and implementing our short-term and long-term business strategies. The relative size of Mr. Foley’s incentives is reflective of our compensation committee’s (or the BKFS and ServiceLink’s compensation committees’, as it relates to the profits interest awards) subjective assessment of the value Mr. Foley adds to our organization and its success. The structure and terms of the compensation provided to Mr. Foley is also reflective of the role he plays within our organization, with the vast majority being performance-based—either contingent upon achievement of specified performance objectives or, in the cases of FNF Group stock options and the profits interests, with the award only having value to the extent the price of FNF Group stock and the equity value of BKFS and ServiceLink increase after issuance. In addition, in considering the profits interest awards, the BKFS and ServiceLink compensation committees considered that funds affiliated with T.H. Lee own 33% and 35%, respectively, of BKFS and ServiceLink and the importance of aligning the interests of individuals in key leadership positions with the interests of investors, and structured the profits interest in a way that is commonplace in private equity investments after considering the importance of those individuals in T.H. Lee’s decision to partner in the transaction.

Performance-Based FNF Group Restricted Stock

In order to preserve available shares in our omnibus plan, we increased from 50% to 80% the proportion of the FNF equity awards in 2014 consisting of performance-based FNF Group restricted stock. Restricted stock has a greater grant date fair value than stock options, since stock options only have value to the extent share values increase. Consequently, it takes fewer shares of restricted stock than stock options to convey the same potential compensation, based on grant date fair values.

The FNF Group restricted stock awards vest over three years, provided we achieve adjusted pre-tax margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2014. In the fourth quarter of 2014, we achieved adjusted pre-tax margin in our title segment of 14.1%. The adjusted pre-tax title margin performance goal is also used as a performance measure in our annual cash incentive program. We selected adjusted pre-tax title margin because it is one of the most important measures in evaluating the performance of our core operations, as well as the performance of our executives as it is a measure that executives can directly affect. Pre-tax title margin measures our achievements in operating efficiency, profitability and capital management. It is also a key measure used by investors and has a significant impact on long-term stock price.

Pre-tax margin is determined by dividing the earnings before income taxes and non-controlling interests for the title segment by total revenues of the title segment. In calculating adjusted pre-tax title margin, we exclude extraordinary events or accounting adjustments, acquisitions, divestitures, major restructuring charges and non-budgeted discontinued operations.

Credit is provided for dividends paid on unvested shares, but payment of those dividends is subject to the same vesting requirements as the underlying shares—in other words, if the underlying shares do not vest, the dividends are forfeited.

Time-Based FNFV Group Restricted Stock

We granted time-based FNFV Group restricted stock under our omnibus plan to Messrs. Foley, Park, Bickett, and Gravelle, each of whom is significantly involved in the operations of the FNFV Group companies and investments that FNFV Group common stock tracks. We did not include performance-based vesting conditions in the FNFV Group restricted stock awards because FNFV is a holding company for the FNFV companies and investments, and we did not think there was a suitable performance metric other than the net value of the investments, which is already addressed by our long-term cash incentive programs. We believe the equity grants alone create the desired alignment of long-term interests between the executives and FNFV Group stockholders.

As with the FNF Group restricted stock awards, the FNFV awards entitle the holders to credit for dividends paid on the shares while unvested, but payment of the dividends will be subject to the same vesting requirements as the underlying shares. As a result of the Remy spin-off, Messrs. Foley, Park, Bickett and Gravelle each received a dividend of 0.17879 shares of new Remy common stock for each share of FNFV Group restricted stock they held on December 31, 2014, which new Remy shares are subject to the same vesting requirements as the underlying FNFV Group shares. Additional information concerning the Remy share dividend is including in the Outstanding Remy Restricted Stock and Stock Option Awards at Fiscal Year End table below.

FNF Group Stock Options

As in prior years, as part of our long term incentive program, we granted FNF Group stock options to our named executive officers in 2014. We consider stock options to be performance-based, since they do not have realizable value unless our stock price rises after grant. For the 2014 stock option awards to reach the grant date fair values reflected in the “Summary Compensation Table” below, the price of FNF Group common stock must rise by approximately 16% from the closing stock price of $29.80 on the date of grant.

The stock options were awarded with an exercise price equal to the fair market value of a share of our FNF Group common stock on the date of grant. The awards vest proportionately each year over three years based on continued employment with us and have a seven year term. We do not engage in or permit “backdating” or re-pricing of stock options, and our stock plans prohibit these practices.

Profits Interest Awards

The profits interest awards are in the form of restricted Class B units in each of BKFS and ServiceLink. BKFS and ServiceLink are each organized as limited liability companies, or LLCs, and they are taxed as partnerships under U.S. federal income tax laws. The Class B units are intended to qualify as profits interests for U.S. federal income tax purposes. The profits interests are equity interests in the underlying entities and, as such, entitle their holders to a pro rata share in the profits and losses of, and distributions from, the company, but only following such time as a specified equity threshold, or hurdle amount, has been achieved. The hurdle amount equals the value of the company on the date the awards are granted. Thus, similar to a stock option, the awards only have value to the extent the equity value of BKFS and/or ServiceLink increases after issuance. The profits interests vest over a period of three years, with 50% vesting on the second anniversary of grant and the remaining 50% vesting on the third anniversary of grant, subject to the continued service of the award holder, and are subject to the terms and conditions of the BKFS and ServiceLink plans under which they were granted and the limited liability company operating agreements for each of BKFS and ServiceLink.

For information regarding the equity awards granted to our named executive officers in 2014, including the awards’ grant date fair values, see “—Summary Compensation Table” and “—Grants of Plan-Based Awards” below. The grant date fair values reflect the estimated future value of the profits interest award. The actual amounts realized by our named executive officers with respect to the profits interest award may be greater or less than the fair value estimates.

Several qualitative and quantitative factors were considered when determining profits interest award levels, including the following:

•	an analysis of competitive marketplace compensation data provided by the compensation consultant;

•	the executive officer’s level of responsibility and ability to influence performance;

•	the executive officer’s level of experience, skills and knowledge;

•	the need to retain and motivate highly talented executive officers; and

•	the current business environment, objectives and strategy.

While the BKFS and ServiceLink compensation committees considered each of the factors set forth above in arriving at the specific awards granted to each of our named executive officers in 2014, the determination was not formulaic. Rather, the BKFS and ServiceLink compensation committees exercised their discretion to make decisions based on the totality of these factors.

Remy Equity Awards

In February 2014, the Remy compensation committee approved grants of restricted stock and stock options in common stock of Remy to Messrs. Foley and Bickett, who were members of the board of directors of Remy, and to Mr. Gravelle, who was the Senior Vice President, General Counsel and Corporate Secretary of Remy. In connection with the distribution of Remy stock to our stockholders, Messrs. Foley and Bickett resigned as directors of Remy on December 31, 2014, and Mr. Gravelle resigned as Executive Vice President, General Counsel and Corporate Secretary on March 1, 2015. In consideration of Messrs. Foley’s and Bickett’s service on the Remy board, their Remy stock options and shares of restricted stock that would have vested in February 2015 had their service continued were vested upon their resignation from the Remy Board. All of Messrs. Foley’s, Bickett’s and Gravelle’s stock options or shares of restricted stock that remained unvested upon their respective resignations (after taking into account the accelerated vesting) were forfeited for no consideration.

Business/Investment Specific Incentives

The FNFV Companies and Investments Incentive Programs

FNF has diversified its business operations over the past several years, and its businesses are now organized into two discreet and separate groups: our core operations and our FNFV group, which includes the FNFV companies and investments. The businesses comprising our FNFV group, which had a net asset value of approximately $1.3 billion as of December 31, 2014, have made a substantial contribution to the overall success of FNF and our stockholder returns, particularly in 2014 with the closing of the sale by Ceridian of Comdata to FleetCor on November 13, 2014, resulting in our recognition of $495 million in net earnings.

In 2012, we determined that there was a need to increase the focus of our compensation programs on the importance of the FNFV companies and investments. To address this objective, we implemented an incentive program in 2012 and granted similar, coordinated, awards in 2013. We refer to the 2012 and 2013 awards as the original FNFV companies and investments incentive programs. As discussed in further detail below, we have terminated the original FNFV companies and investments incentive programs and have established the Investment Success Incentive Program.

The executives who participate in the programs—including all of our named executive officers except for Mr. Quirk – spend a substantial amount of time and resources on the strategies of the FNFV companies and investments and influence their long-term financial performance. Mr. Quirk does not participate in the programs, as our compensation committee determined his incentives should be focused on our core operations. The extent to which a particular executive participates in the programs depends on the executive’s leadership and oversight of the relevant business and/or corporate function for which the executive is responsible, and such executive’s contributions with respect to our strategic initiatives and development. Mr. Foley, in particular, has been the chief architect of FNF’s acquisition and disposition strategies with respect to the FNFV companies and investments.

Original FNFV Companies and Investments Incentive Programs. The original FNFV companies and investments incentive programs, which have been terminated, were intended to measure and reward the success of three investments, Remy, our Restaurant Group (ABRH and J. Alexander’s) and Ceridian, over multiple measurement periods within a multi-year performance period. In October 2013, the compensation committee decided to exclude the return on investment in Ceridian from the program, since Ceridian was in a state of transition, including the spin-off of its Comdata division, a reworking of the investment strategy with our Ceridian investment partners and other structural changes. Consequently, no incentives were earned under the program with respect to Ceridian in 2013 or 2014, thereby reducing the total payouts under the programs. The awards provided for an 80/20 split of incremental fair value on each of the investments, with 80% going to FNF and its investment partners, and 20% going to the incentive program pool, provided that FNF recognized at least an 8% return on investment, compounded annually, and FNF achieved positive net income for the year.

Under the original FNFV companies and investments incentive programs, the executives could earn a specified percentage of the incentive pool, the size of which was determined based on increases in the appraised value of the investments, subject to a $25,000,000 limit imposed on awards granted in any one year under the FNF omnibus incentive plan, which governs the program and awards. The named executive officers’ percentages of the incentive pool under the original FNFV companies and investments incentive programs were: Mr. Foley 60%; Mr. Bickett 14%; Mr. Park 2%; and Mr. Gravelle 5%. These allocations were based on our compensation committee’s assessment of the named executive officers’ impact on the strategies and long-term performance of the relevant investments. The investments performed well in 2012 and 2013, and amounts were earned under the programs.

The compensation committee retained discretion to reduce the amount credited to the incentive pool and payable to a participating executive, and they exercised that discretion in March 2014, reducing by 20% the amount that would otherwise have been credited to the incentive pool in respect of the measurement periods ending December 31, 2013. Further, after receiving stockholder feedback regarding the original FNFV companies and investments incentive programs following our 2014 annual stockholders’ meeting, in July 2014, the compensation committee decided to end the original FNFV companies and investments incentive programs as of January 1, 2014, but to preserve the participants’ ability to earn in 2014 the 20% that was not paid in respect of the measurement periods ending December 31, 2013. The final payments would be reduced if the return on investment in Remy or the Restaurant Group declined in 2014. We structured the final measurement period in this way so that an increase in the investment values in 2014 would not result in payments exceeding the 20% amount, but a decline in investment values in 2014 would result in less than that 20% amount being paid. The value of our investment in Remy declined by approximately 4% in 2014, resulting in a reduction of approximately 9.6% in the amounts earned under the programs in 2014.

Finally, the original FNFV companies and investments incentive programs provided for a 50% reduction in FNF annual incentives if the amount paid in a calendar year pursuant to the program was greater than 50% of the executive’s annual cash incentive earned in the prior year, unless otherwise determined by the compensation committee. The resulting reductions in 2014 FNF annual incentives are reflected in the table under the heading “FNF Annual Incentive Performance Measures and Results” above.

The following table shows 20% payouts that were reserved and available to be earned in 2014, the impact of the reduction in the value of our investment in Remy and the net amounts earned.

	20% in Reserve	Remy Impact	Net Payout
William P. Foley, II	$9,450,000	$905,000	$8,545,000
Brent B. Bickett	$2,210,000	$216,000	$1,994,000
Anthony J. Park	$320,000	$35,000	$285,000
Michael L. Gravelle	$790,000	$78,000	$712,000

The Investment Success Incentive Program. Under the Investment Success Incentive Program implemented in 2014, we granted awards that are intended to measure and reward the realized or realizable success of the following FNFV companies and investments: Remy, the Restaurant Group (ABRH and J. Alexander’s), Ceridian, Comdata and Digital Insurance. Under the new awards, amounts are earned only if there is an increase in the value of the subsidiaries and investments included in the program as measured by a liquidity event relating to the investment that occurs between July 1, 2014 and December 31, 2018, and such event results in realized or realizable pre-tax gains. If a liquidity event occurs, 10% of any incremental value is contributed to the incentive pool and the payments are made to participants based on their allocated percentages of the pool, which are as follows: Mr. Foley 65%; Mr. Bickett 10%; Mr. Park 2%; and Mr. Gravelle 2%. Mr. Quirk does not participate in this program. For this purpose, gain is determined relative to the values of our investment in the FNFV companies and investments as of July 1, 2014, which were as follows: Remy $374,300,000; ABRH $314,300,000; J. Alexander’s $115,400,000; Ceridian $329,800,000; Comdata $160,200,000; and Digital Insurance: $70,800,000.

Liquidity events include a public offering of an FNFV company’s or investment’s securities, a sale or other disposition of an FNFV company’s and investment’s securities in connection with which consideration (cash or securities) is received or receivable by FNF, a spin off, split off or similar transaction in connection with which our stockholders receive securities of the FNFV companies and investments, a recapitalization of the FNFV companies and investments in connection with which an extraordinary dividend or return of capital is paid to FNF (provided the amount of such extraordinary dividend or return of capital exceeds the base value of FNF’s investment as of July 1, 2014), any other transaction or event (other than payment of ordinary dividends) in connection with which FNF’s return on investment can be determined by third party observable measure, and a change in control of FNF occurring on or after July 1, 2015. A participant can only be paid once on a gain, however, multiple liquidity events could occur with respect to the same FNFV company and/or investment (for example, an IPO might be followed by a secondary public offering, sale of shares or spin-off or change in control of FNF). The basis in the investment would be increased each time a liquidity event occurs in order to avoid duplicative payments on the same gain. Except in the case of a termination without cause after a change in control of FNF but before payment, if the executive’s employment is terminated for any reason under the Investment Success Incentive Program before payment, the award is immediately forfeited. For this purpose, transitioning from employment to the board, or board to employment, is not considered to be a termination. The compensation committee will administer the new program and will have the right to exercise discretion to reduce payments and remove the FNFV companies or investments, if appropriate, under this program. The Investment Success Incentive Program was specifically structured so that there is no double counting of benefits under it and the original FNFV companies and investments incentive programs.

Two liquidity events occurred relating to the FNFV Group companies and investments included in the Investment Success Incentive Program in 2014: the sale by Ceridian of Comdata to FleetCor and the spin-off of Remy shares to FNFV Group stockholders. Only the Comdata sale resulted in a payment under the Investment Success Incentive Program. The purchase price in the transaction was paid with shares of FleetCor common stock, with 25% of the net proceeds received by Ceridian held in escrow to cover any indemnity claims, and any remaining escrowed funds payable to Ceridian after a specified period. As a result of the sale, we indirectly acquired (through our approximately 32% ownership interest in Ceridian) approximately 2.3 million shares of FleetCor common stock, which had a value of approximately $355,979,000 on the closing date, or $195,779,000 in excess of the $160,200,000 base value of the investment used to measure gain for purposes of the awards. The $355,979,000 value of FleetCor common stock is based on the value of the stock as of November 13, 2014 (the closing date of the Comdata sale), including the 25% currently being held in escrow. Because of the 25% escrow holdback, our compensation committee, exercising negative discretion, has determined to pay only 75% of the incentive attributable to the sale at this time. The remaining 25% may be paid at the compensation committee’s discretion, and subject to the other conditions to payment contained in the incentive award agreements, such as the requirement that participants must remain employed through the payment date to be entitled to a payment.

The following tables show the return on investment relating to the Comdata sale and the resulting payouts to the named executive officers under the Investment Success Incentive Program.

Investment	Incremental Fair Value	10% Allocated to Incentive Pool
Comdata	$195,779,000	$19,577,900

Name	Percentage of Incentive Pool	Total Incentive Paid*
William P. Foley, II	65%	$9,544,220
Brent B. Bickett	10%	$1,468,342
Anthony J. Park	2%	$293,668
Michael L. Gravelle	2%	$293,668

*	After 25% reduction to reflect 25% of sale proceeds held in escrow.

All amounts payable under the original FNFV companies and investments incentive programs and the Investment Success Incentive Program are subject to our clawback policy, which is described below.

Synergy Incentive Programs

In January 2014, we implemented synergy incentive programs that provided for cash incentives if certain cost reduction goals were achieved between July 15, 2013 and December 31, 2015. We implemented the synergy incentive programs to help us achieve operating synergies related to the LPS acquisition, reduce overall operating costs at FNF, BKFS and ServiceLink, improve profitability, margins and earnings at FNF, BKFS and ServiceLink, meet or exceed FNF investor expectations relating to the LPS acquisition, and possibly have a positive impact on our valuation.

Under the combined programs, no incentive is earned until combined annualized cost savings at FNF, BKFS and ServiceLink equals $100 million. After reaching the $100 million threshold, an incentive pool is funded at 20% of the cost savings between $100 million and $150 million, at 30% of the cost savings between $150 million and $200 million, at 40% of the cost savings between $200 million and $250 million, and at 50% of the cost savings between $250 million and $350 million. No incentive is paid for cost savings above $350 million. Incentives under the synergy incentive programs are earned and paid on a quarterly basis, starting with the quarter ending on March 31, 2014. Participants must be employed at the time of payment in order to receive a payment.

Our compensation committee approved the following allocations of the combined incentive pools under the programs: Mr. Foley 30%; Mr. Quirk 2.5%; Mr. Bickett 1.5%; Mr. Park 2.5%; and Mr. Gravelle 1%. These allocations were selected by our compensation committee based on its judgment of each named executive officer’s ability to impact the achievement of the programs’ objectives. As of December 31, 2014, our compensation committee determined that cost savings of approximately $312.4 million had been achieved under the combined programs, and a total of approximately $28.6 million in incentives had been earned by our named executive officers under our synergy incentive program. The achieved savings as of December 31, 2014 were validated by the FNF audit services division. Further information on bonuses earned by each of our named executive officers in 2014 under the synergy incentive program is included under the Non-Equity Incentive Plan Compensation heading in the Summary Compensation Table, below.

Our compensation committee has the final authority to determine whether a specific cost reduction qualifies as cost savings under the synergy incentive program. We have a right to recoup, or clawback, from participants of the synergy incentive program any payments made if cost savings are recalculated to an amount that is less than the cost savings used for the calculation of the prior bonus payments.

Having achieved our intended cost reduction goals, our compensation committee terminated the program effective December 31, 2014.

Benefit Plans

We provide retirement and other benefits to our U.S. employees under a number of compensation and benefit plans. Our named executive officers generally participate in the same compensation and benefit plans as our other executives and employees. All employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan and our employee stock purchase plan, or ESPP. In addition, our named executive officers are eligible to participate in broad-based health and welfare plans. We do not offer pensions or supplemental executive retirement plans for our named executive officers.

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 40% of their eligible compensation, but not more than statutory limits, generally $17,500 in 2014. We made matching contributions to our named executive officers in 2014 of approximately $22,948. Vesting in matching contributions, if any, occurs proportionally each year over three years based on continued employment with us.

Deferred Compensation Plan. We provide our named executive officers, as well as other key employees, with the opportunity to defer receipt of their compensation under a nonqualified deferred compensation plan. None of our named executive officers, other than Mr. Gravelle, elected to defer 2014 compensation into the plan. A description of the plan and information regarding our named executive officers’ interests under the plan can be found in the Nonqualified Deferred Compensation table and accompanying narrative.

Employee Stock Purchase Plan. We maintain an ESPP through which our executives and employees can purchase shares of our FNF Group common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, we make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters. For officers, including our named executive officers, matching contributions are equal to 1/2 of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of our common stock on the open market. Due to the exhaustion of the prior ESPP’s share reserve, the prior ESPP was frozen in September 2013, and a new interim ESPP that did not provide for matching shares was adopted. While the interim ESPP was in effect, we made discretionary grants of stock under our omnibus plan in amounts that were comparable to what would have been received by the participant had we been able to make matching contributions. At our 2014 annual stockholders’ meeting, a new ESPP that provides for matching contributions consistent with our prior ESPP was approved by our stockholders. For information regarding the matching contributions made to our named executive officers in 2014 see “—Summary Compensation Table.”

Health and Welfare Benefits. We sponsor various broad-based health and welfare benefit plans for our employees. Certain executives, including our named executive officers, are provided with additional life insurance. The taxable portion of the premiums on this additional life insurance is reflected in the “Summary Compensation Table” under the column “All Other Compensation” and related footnote.

Other Benefits. We continue to provide a few additional benefits to our executives, but we have reduced these benefits since 2012. In general, the additional benefits provided are intended to help our named executive officers be more productive and efficient and to protect us and the executive from certain business risks and potential threats. In 2014, certain of our named executive officers received personal use of the corporate aircraft. Our compensation committee regularly reviews the additional benefits provided to our executive officers and believes they are minimal. Further detail regarding other benefits in 2014 can be found in the “Summary Compensation Table” under the column “All Other Compensation” and related footnote.

Employment Agreements and Post-Termination Compensation and Benefits

We have entered into employment agreements with each of our named executive officers. These agreements provide us and the executives with certain rights and obligations following a termination of employment, and in some instances, following a change in control. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of the agreements see the narrative following “—Grants of Plan-Based Awards” and “—Potential Payments upon Termination or Change in Control,” below.

Governance and Compensation Best Practices

We periodically review our compensation programs and make adjustments that are believed to be in the best interests of our company and our stockholders. As part of this process, we review compensation trends and consider current best practices, and make changes in our compensation programs when we deem it appropriate, all with the goal of continually improving our approach to executive compensation.

Some of the improvements made and actions taken in recent years by our compensation committee or full board of directors include the following:

•	amending our Certificate of Incorporation to permit stockholder action by written consent upon a majority vote on terms and conditions that are fully transparent and give all stockholders equal rights;

•	amending our Certificate of Incorporation to eliminate all supermajority voting provisions;

•	decreasing the number and amount of perquisites provided to our named executive officers;

•	setting a high ratio of performance-based compensation to total compensation, and a low ratio for fixed benefits/perquisites (non-performance-based compensation);

•	eliminating modified single-trigger severance provisions that provide for payments upon a voluntary termination of employment following a change in control;

•	eliminating excise tax gross ups;

•	adopting a policy to clawback any overpayments of incentive-based or share-based compensation that were attributable to restated financial results;

•	adding a performance-based vesting provision in restricted stock grants to our officers, including our named executive officers;

•	providing transparent disclosure so that our stockholders have the ability to fully understand our executive compensation programs and the associated performance measures used under those programs;

•	using a thorough methodology for comparing our executive compensation to market practices;

•	requiring that any dividends or dividend equivalents on restricted stock and other awards, including performance based awards and FNFV Group restricted stock awards, be subject to the same underlying vesting requirements applicable to the awards – that is, no payment of dividends or dividend equivalents unless and until the award vests;

•	using a shorter expiration period for our stock options: we use a seven year expiration period for new grants rather than a ten year expiration period used by a majority of companies;

•	adopting a policy that annual grants of stock options and restricted stock (including FNFV Group restricted stock) will utilize a vesting schedule of not less than three years;

•	separating the positions of Chief Executive Officer and Chairman into two positions;

•	appointing an independent lead director to help manage the affairs of our board of directors;

•	using an independent compensation consultant who reports solely to our compensation committee, and who does not provide services other than executive compensation consulting;

•	significantly increasing the required executive stock ownership multiples, for example, the multiples were increased from five times base salary to ten times base salary for our Executive Chairman and from two times base salary to five times base salary for our President;

•	amending our equity incentive plan to prohibit the repricing of stock options and stock appreciation rights, and to prohibit the cash buy-out of the same; and

•	adopting a policy prohibiting hedging and pledging transactions involving FNF and FNFV securities.

As part of our compensation governance program, we also observe the following practices:

•	employment agreements with our named executive officers do not contain multi-year guarantees for salary increases, non-performance based bonuses or guaranteed equity compensation;

•	we do not provide income tax reimbursements on executive perquisites or other payments;

•	all of our cash and equity incentive plans are capped at maximum levels; and

•	the change in control provisions in our compensation plans trigger upon consummation of mergers, consolidations and other corporate transactions, not upon stockholder approval or other pre-consummation events.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering the Fidelity National Financial, Inc. Annual Incentive Plan, or our annual incentive plan, the Fidelity National Financial, Inc. Amended and Restated 2005 Omnibus Incentive Plan, or our omnibus incentive plan, administering programs that are implemented under the omnibus incentive plan, including the FNFV companies and investments incentive programs described above, and approving individual grants and awards under those plans for our executive officers. Our compensation committee, together with the BKFS and ServiceLink compensation committees, were responsible for administering the Synergy Incentive Program and reviewing and approving the BKFS and ServiceLink profits interest awards. The respective compensation committees of BKFS and ServiceLink approved Mr. Foley’s BKFS and ServiceLink annual incentive awards.

Our compensation committee engaged Strategic Compensation Group, LLC, or Strategic Compensation Group, an independent compensation consultant, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. Strategic Compensation Group was selected, and its fees and terms of engagement were approved, by our compensation committee. Strategic Compensation Group reported directly to the compensation committee, received compensation only for services related to executive compensation issues, and neither it nor any affiliated company provided any other services to us. In March 2015, the compensation committee reviewed the independence of Strategic Compensation Group in accordance with the rules of the New York Stock Exchange regarding the independence of consultants to the compensation committee, and affirmed the consultant’s independence.

Strategic Compensation Group provides our compensation committee with relevant market data on compensation, including annual salary, annual incentives, long-term incentives, other benefits, total compensation and pay mix, and alternatives to consider when making compensation decisions. Strategic Compensation Group also assists our compensation committee in its annual review of a compensation risk assessment.

Our Executive Chairman, Mr. Foley, participated in the 2014 executive compensation process by making recommendations with respect to equity-based incentive compensation awards. Our Chief Executive Officer, Mr. Quirk, made recommendations with respect to his direct reports, as discussed further below. In addition, Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and Strategic Compensation Group in preparing the committee’s meeting agendas and, at the direction of the compensation committee, assisted Strategic Compensation Group in gathering financial information about FNF and stock ownership information for our executives for inclusion in the consultant’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, Strategic Compensation Group and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any recommended compensation decisions.

Establishing Executive Compensation Levels

Our compensation committee considers a number of important qualitative and quantitative factors when determining the overall compensation of our named executive officers in 2014, including:

•	the executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our company’s performance;

•	the executive officer’s prior salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards;

•	the business environment and our business objectives and strategy;

•	our financial performance in the prior year;

•	the need to retain and motivate executives (even in the current business cycle, it is critical that we not lose key people and long term incentives help to retain key people);

•	corporate governance and regulatory factors related to executive compensation;

•	marketplace compensation levels and practices;

•	our focus on the performance of the FNFV companies and investments; and

•	compensation provided by our affiliates and various business units, including FNFV, BKFS, ServiceLink and Remy.

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

To assist our compensation committee, Strategic Compensation Group conducts marketplace reviews of the compensation we pay to our executive officers. It gathers marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our omnibus incentive plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

For 2014, Strategic Compensation Group used two marketplace data sources: (1) a general executive compensation survey of over 3,000 companies with a specific focus on companies with revenues of between $7 billion and $12 billion, and (2) compensation information for a group of companies, or the FNF peer group. The FNF peer group was based on a revenue range of 1/2 to 2 times the projected 2014 revenue for FNF (which at the time was estimated to be $9.5 billion), industry focus (generally the insurance industry based on Global Industry Classification Standard (GICS) Code), nature and complexity of operations, and because they compete with us for business and/or executive talent. The 2014 peer group was consistent with the peer group used by the compensation committee in 2013, except that four companies (ACE limited, Computer Sciences Corporation, Loews Corporation and Progressive Corp.) were added because they met the revenue range requirement. In addition, ACE limited, Loews Corporation and Progressive Corp. were added because they were in the same insurance industry as FNF, while Computer Sciences Corporation was added because it was in the data processing sector, which is also the same sub-industry as FNF. When defining the peer group, we attempt to apply the standards used by ISS for identifying peer groups for public companies. The 2014 peer group consisted of:

•    ACE limited
•    American Financial Group
•    Aon plc
•    Assurant Inc.
•    Automatic Data Processing, Inc.
•    Berkley (WR) Corp.
•    Chubb Corporation
•    CNA Financial Corporation
•    Computer Sciences Corporation
•    Discover Financial Services
• Everest Re Group Ltd.	• First American Financial Corporation
•    Genworth Financial, Inc.
•    Leucadia National Corporation
•    Lincoln National Corp.
•    Loews Corporation
•    Marsh & McLennan Companies, Inc.
•    PartnerRe Ltd.
•    Principal Financial Group
•    Progressive Corp.
•    Unum Group
• XL Group plc

The revenue range of these companies at that time was between $5 billion and $18.8 billion, with median revenue of $10.2 billion. This compares to the FNF 2014 revenue estimate at that time of about $9.5 billion.

In addition to the compensation surveys, Strategic Compensation Group gathers compensation practices data from independent sources such ISS and Glass Lewis. That data is helpful to the compensation committee when reviewing the executive compensation practices used by FNF.

We primarily focused on the 50th-75th percentiles of the data when considering what our named executive officers’ 2014 target total compensation levels should be (excluding one-time incentive programs).

While the compensation decisions of our compensation committee ultimately were subjective judgments, our compensation committee also considered the following factors in making compensation decisions for our named executive officers. In determining the total compensation for Mr. Foley, our compensation committee considered his success as the overall leader of FNF in developing and implementing FNF’s long-term strategy, his substantial participation and contribution to the LPS acquisition and the formation of BKFS and ServiceLink, his substantial knowledge of and contributions to the overall management of FNF’s title operations, and his leadership in connection with the success of the FNFV companies and investments. In determining the total compensation for Mr. Quirk, our compensation committee considered his 30 years of experience with FNF working in the title business and his importance to the continued successful operation of FNF’s title business. In determining the total compensation for Mr. Park, our compensation committee considered his role and responsibility for accounting and financial reporting matters, as well as his 25 years of experience with FNF. In determining the total compensation for Mr. Bickett, our compensation committee considered his contribution to corporate finance matters, corporate development and mergers and acquisitions, as well as his 17 years of experience with FNF. In determining the total compensation for Mr. Gravelle, our compensation committee considered his role and responsibility for legal, corporate secretarial, and mergers and acquisitions (legal) matters, as well as his 22 years of experience with FNF and its predecessor companies. For Messrs. Park, Bickett and Gravelle, the committee also considered their respective contributions to the success of the FNFV companies and investments.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Our Named Executive Officers Have Significant Ownership Stakes

Our named executive officers and our board of directors maintain significant long-term investments in our company. Collectively, as reported in the table “Security Ownership of Management and Directors,” they beneficially own an aggregate of 15,394,173 shares of our FNF Group and FNFV Group common stock and options to acquire an additional 2,373,567 shares of our FNF Group common stock, which in total is equal to [__]% of FNF’s shares (including FNF Group and FNFV Group shares) shares outstanding as of April 27, 2015. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our stockholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long term results and increasing stockholder return.

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

Each of our named executive officers and non-employee directors met these stock ownership guidelines as of December 31, 2014. Further, the award agreements for our 2014 FNF Group restricted stock awards provide that our executives who do not hold shares of FNF Group stock with a value sufficient satisfy the applicable stock ownership guidelines must retain 50% of the shares acquired as a result of the lapse of vesting restrictions until the executive satisfies the applicable stock ownership guideline, and our 2014 FNFV Group restricted stock award agreements require our executives to retain 50% of the shares acquired as a result of the lapse of vesting restrictions for six months following the date of such lapse. The ownership levels are shown in the “Security Ownership of Management and Directors” table above.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our stockholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding FNF securities in margin accounts or pledging them as collateral for loans without our approval. The policy was originally effective in March 2013 with respect to future transactions. Since last year’s proxy, one of our two grandfathered Board members who had previously pledged a small portion of his total FNF Group common stock discontinued his pledging activities.

Clawback Policy

In December 2010, our compensation committee adopted a policy to recover any incentive-based compensation from our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements, and the incentive-based compensation paid during the preceding three-year period would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2014.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. There is, however, an exception for certain performance-based compensation. Our compensation committee takes the deduction limitation under Section 162(m) into account when structuring and approving awards under our annual incentive plan and our omnibus plan. However, our compensation committee may approve compensation that will not meet these requirements. There are also uncertainties as to the application of Section 162(m). Consequently, it is possible that a deduction relating to amounts intended to qualify as performance-based compensation may be challenged or disallowed.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments, including stock option grants, in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles.

2014 Stockholder Vote On Executive Compensation

At our 2014 annual meeting of stockholders, we held a non-binding advisory vote, also called a “say-on-pay” vote, on the compensation of our named executive officers as disclosed in the 2014 proxy statement. A majority of our stockholders approved our “say on pay” proposal, with more than 65% of the votes cast in favor of the proposal.

We place significant focus on engaging with our stockholders and frequently meet with our stockholders throughout the year. Members of management, including our President, Executive Vice President and Chief Financial Officer, and Senior Vice President and Treasurer, attended 10 investor conferences at which there were break-out sessions to meet with stockholders privately, as well as numerous other one-on-one investor meetings throughout 2014, and our Chief Financial Officer and Senior Vice President and Treasurer participated in a similar number of one-on-one meetings with many of our investors at our offices in Jacksonville. At these meetings, our executives discuss a variety of topics with our investors, including our operational and stock performance, corporate governance and executive compensation matters, as well as other matters of interest to our investors. Our Senior Vice President and Treasurer also engages in written and verbal dialogue on an almost daily basis with our investors to discuss similar matters with our stockholders. We try to be responsive to our investors’ questions and concerns, including reporting and discussing these concerns with our board or applicable board committee as appropriate.

For example, in 2014, one of our largest stockholders raised concerns regarding the structure of the original FNFV companies’ investments incentive programs. These concerns were considered by our compensation committee, and ultimately led to the freezing of future benefits under and the termination of the original FNFV companies and investments incentive programs and the creation of our new Investment Success Incentive Program in 2014, which pays incentives in connection with realized liquidity events relating to the FNFV companies and investments rather than the prior programs that paid incentives based upon increases in the appraised value of the FNFV companies and investments over specified periods.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

Daniel D. (Ron) Lane

Richard N. Massey

Cary H. Thompson

Executive Compensation

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Raymond R. Quirk	2014	769,133	3,870,015	821,559	3,308,148	292,465	9,061,320
Chief Executive Officer	2013	740,000	2,000,012	1,949,898	2,220,000	287,622	7,197,532
	2012	728,141	2,999,997	581,249	2,220,000	216,502	6,745,889
Anthony J. Park	2014	435,069	1,546,195	102,695	3,005,351	146,569	5,235,879
Executive Vice President and Chief	2013	429,615	479,992	467,976	1,700,322	128,210	3,206,115
Financial Officer	2012	404,599	800,002	155,000	830,000	111,264	2,300,865
William P. Foley, II	2014	850,030	35,151,870	866,581	42,665,398	850,863	80,384,743
Chairman of the Board	2013	741,692	4,355,013	4,338,500	40,675,593	852,451	50,963,249
	2012	625,000	7,399,992	1,375,623	4,657,500	933,952	14,992,067
Brent B. Bickett	2014	550,558	3,498,680	235,402	5,100,491	223,533	9,608,664
President	2013	550,500	1,170,017	1,202,421	9,683,004	368,779	12,974,722
	2012	409,069	2,100,006	387,499	1,238,250	344,228	4,479,052
Michael L. Gravelle	2014	495,984	2,051,199	250,412	2,101,706	126,364	5,025,664
Executive Vice President, General	2013	422,406	1,119,993	1,053,679	3,551,069	100,993	6,248,135
Counsel and Corporate Secretary

(1)	Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary, if any, into our 401(k) plan, ESPP, or deferred compensation plans. The amount for Mr. Foley for 2014 includes $212,500 and $212,500 in salary paid by BKFS and ServiceLink, respectively, and the amount for Mr. Gravelle for 2014 includes $148,000 in salary paid by Remy in connection with his employment by Remy as its Senior Vice President, General Counsel and Corporate Secretary.
(2)	Represents the grant date fair value of FNF Group and FNFV Group restricted stock awards, and Black Knight and ServiceLink profits interest awards, granted in 2014, computed in accordance with ASC Topic 718, excluding forfeiture assumptions. See the Grants of Plan-Based Awards table for details regarding each award. Assumptions used in the calculation of these amounts are included in Footnote O to our audited financial statements for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The amounts for 2014 also include grants of Remy restricted stock to Messrs. Foley, Bickett and Gravelle. On December 31, 2014, we completed the spin-off of Remy to our FNFV Group stockholders, and we no longer consolidate Remy as of that date. The FNF Group restricted stock awards are performance-based. The profits interest awards only have value if the value of the related company increases after the date of grant.
(3)	Represents the grant date fair value of FNF Group common stock option awards granted in 2014, computed in accordance with ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote O to our audited financial statements for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The amounts for 2014 also include grant of Remy stock options to Messrs. Foley, Bickett and Gravelle. On December 31, 2014, we completed the spin-off of Remy to our FNFV Group stockholders, and we no longer consolidate Remy as of that date.

(4)	Represents performance-based compensation earned in 2014 under the FNF annual incentive plan, the original FNFV companies and investments incentive programs, the Investment Success Incentive Program, the Synergy Incentive Program, for Mr. Foley, the BKFS and ServiceLink annual incentive plans and, for Mr. Gravelle, the annual incentive earned by Remy in connection with his employment by Remy as its Senior Vice President, General Counsel and Corporate Secretary. The named executive officers earned the following amounts under the FNF annual incentive plan and the Synergy Incentive Program, respectively: Mr. Quirk $1,403,148 and $1,905,000; Mr. Park $521,683 and $1,905,000; Mr. Foley $668,678 and $22,860,000; Mr. Bickett $495,149 and $1,143,000; and Mr. Gravelle $270,121 and $762,000. Our Investment Success Incentive Program is designed to help us maximize our return on investment in the FNFV companies and investments by aligning a significant portion of the executive’s long-term incentive compensation with our return related to the investments. The following amounts were earned by our named executive officers other than Mr. Quirk under the original FNFV companies and investments incentive programs and the Investment Success Incentive Program, respectively: Mr. Park $285,000 and $293,668; Mr. Foley $8,545,000 and $9,544,220; Mr. Bickett $1,994,000 and $1,468,342; and Mr. Gravelle $712,000 and $293,668. The amount for Mr. Foley for 2014 also includes $930,431 earned under the BKFS annual incentive plan and $117,100 earned under the ServiceLink annual incentive plan. The amount for Mr. Gravelle for 2014 also includes a $63,917 annual performance-based incentive paid by Remy.
(5)	Amounts shown for 2014 include matching contributions to our ESPP; dividends paid on restricted stock; life insurance premiums paid by us; health insurance fees paid by us under the executive medical plan; personal use of a company airplane; and matching contributions to our 401(k) plan.

	Foley	Quirk	Park	Bickett	Gravelle
ESPP Matching Contributions	$52,396	$37,000	$31,817	$41,287	$18,300
Restricted Stock Dividends	412,683	198,128	50,381	89,112	56,010
Life Insurance Premiums	1,854	1,143	135	207	207
Personal Airplane Use	225,088	16,780	10,387	39,078	3,735
Executive Medical	33,676	33,676	48,111	48,111	48,111
Company match—401(k)	5,737	5,737	5,737	5,737	—

The following table sets forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2014.

Grants of Plan-Based Awards

(a) Name	(b) Grant Date	(c) Award Type	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			(j) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(k) All other Option Awards: Number of Securities Underlying Options (#) (4)	(l) Exercise or Base Price of Option Awards ($/Share)	(m) Grant Date Fair Value of Stock and Option Awards ($) (5)
			(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	(g) Threshold (#)	(h) Target (#)	(i) Maximum (#)
Raymond R. Quirk	1/9/2014	BKFS Profits Interest	—	—	—	—	—	—	166,667	—	—	335,000
	1/9/2014	ServiceLink Profits Interest	—	—	—	—	—	—	166,667	—	—	335,000
	11/3/2014	FNF Group Options	—	—	—	—	—	—	—	170,488	29.80	819,855
	11/3/2014	FNF Group Performance- Based Restricted Stock	—	—	—	—	107,383	—	—	—	—	3,200,013
		FNF Annual Incentive Plan	585,000	1,170,000	2,340,000	—	—	—	—	—	—	—
Anthony J. Park	1/9/2014	BKFS Profits Interest	—	—	—	—	—	—	111,111	—	—	223,333
	1/9/2014	ServiceLink Profits Interest	—	—	—	—	—	—	111,111	—	—	223,333
	9/22/2014	FNFV Group Restricted Stock	—	—	—	—	—	—	47,619	—	—	699,523
	11/3/2014	FNF Group Options	—	—	—	—	—	—	—	21,306	29.80	102,482
	11/3/2014	FNF Group Performance- Based Restricted Stock	—	—	—	—	13,423	—	—	—	—	400,005
		FNF Annual Incentive Plan	217,500	435,000	870,000	—	—	—	—	—	—	—
		ISIP	—	—	25,000,000	—	—	—	—	—	—	—
William P. Foley, II	1/9/2014	BKFS Profits Interest	—	—	—	—	—	—	5,555,556	—	—	11,166,667
	1/9/2014	ServiceLink Profits Interest	—	—	—	—	—	—	5,555,556	—	—	11,666,667
	9/22/2014	FNFV Group Restricted Stock	—	—	—	—	—	—	647,619	—	—	9,513,523
	11/3/2014	FNF Group Options	—	—	—	—	—	—	—	170,488	29.80	819,855
	11/3/2014	FNF Group Performance- Based Restricted Stock	—	—	—	—	107,383	—	—	—	—	3,200,013
	2/18/2014	Remy Options	—	—	—	—	—	—	—	6,368	21.98	45,022
	2/18/2014	Remy Restricted Stock	—	—	—	—	—	—	4,777	—	—	104,998
		FNF Annual Incentive Plan	531,250	956,250	2,868,750	—	—	—	—	—	—	—
		BKFS Annual Incentive Plan	239,063	478,125	1,434,375	—	—	—	—	—	—	—

(a) Name	(b) Grant Date	(c) Award Type	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			(j) All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	(k) All other Option Awards: Number of Securities Underlying Options (#) (4)	(l) Exercise or Base Price of Option Awards ($/Share)	(m) Grant Date Fair Value of Stock and Option Awards ($) (5)
			(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	(g) Threshold (#)	(h) Target (#)	(i) Maximum (#)
		ServiceLink Annual Incentive Plan	239,063	478,125	1,434,375	—	—	—	—	—	—	—
		ISIP	—	—	25,000,000	—	—	—	—	—	—	—
Brent B. Bickett	1/9/2014	BKFS Profits Interest	—	—	—	—	—	—	166,667	—	—	335,000
	1/9/2014	ServiceLink Profits Interest	—	—	—	—	—	—	166,667	—	—	335,000
	9/22/2014	FNFV Group Restricted Stock	—	—	—	—	—	—	133,333	—	—	1,958,662
	11/3/2014	FNF Group Options	—	—	—	—	—	—	—	42,612	29.80	204,964
	11/3/2014	FNF Group Performance- Based Restricted Stock	—	—	—	—	26,846	—	—	—	—	800,011
	2/18/2014	Remy Options	—	—	—	—	—	—	—	4,245	21.98	30,012
	2/18/2014	Remy Restricted Stock	—	—	—	—	—	—	3,185	—	—	70,006
		ISIP	—	—	25,000,000	—	—	—	—	—	—	—
		FNF Annual Incentive Plan	412,875	825,750	1,651,500	—	—	—	—	—	—	—
Michael L. Gravelle	1/9/2014	BKFS Profits Interest	—	—	—	—	—	—	111,111	—	—	223,333
	1/9/2014	ServiceLink Profits Interest	—	—	—	—	—	—	111,111	—	—	223,333
	9/22/2014	FNFV Group Restricted Stock	—	—	—	—	—	—	47,619	—	—	699,523
	11/3/2014	FNF Group Options	—	—	—	—	—	—	—	42,612	29.80	204,964
	11/3/2014	FNF Group Performance- Based Restricted Stock	—	—	—	—	26,846	—	—	—	—	800,011
	2/18/2014	Remy Options	—	—	—	—	—	—	—	6,368	21.98	45.022
	2/18/2014	Remy Restricted Stock	—	—	—	—	—	—	2,389	—	—	52,510
	2/18/2014	Remy Performance- Based Restricted Stock	—	—	—	—	2,388	—	—	—	—	52,488
		FNF Annual Incentive Plan	208,800	422,400	1,013,760	—	—	—	—	—	—	—
		Remy Annual Incentive Plan	44,400	88,800	133,200	—	—	—	—	—	—	—
		ISIP	—	—	25,000,000	—	—	—	—	—	—	—

(1)	With respect to the FNF, BKFs and ServiceLink annual incentive plans, the amount shown in column (d) is 50% of the target amount shown in column (e). The amount shown in column (f) for everyone except Mr. Foley and Mr. Gravelle is 200% of the target amount shown in column (e). For Mr. Foley and Mr. Gravelle, the amount in column (f) is 300% and 240%, respectively, of the target amount in the FNF annual incentive plans, and, for Mr. Foley, the BKFS and ServiceLink annual incentive plans. Mr. Gravelle’s target under the Remy annual incentive bonus plan was 60% of his base salary paid by Remy in 2014, the threshold opportunity was 50% of the target amount shown in column (e) and the maximum was 150% of the target amount shown in column (e). The amounts shown in column (f) for the Investment Success Incentive Program (ISIP) are the maximum potential incentives that may be earned, in the aggregate, over the entire performance period covered by the 2014 awards, which ends December 31, 2018. The $25 million maximum is based on the limit in our omnibus plan. Amounts earned under the Investment Success Incentive Program in 2014 were paid in March 2015, and are reflected in the Summary Compensation Table under the heading Non-Equity Incentive Plan Compensation. As described in detail in the “Compensation Discussion and Analysis and Executive and Director Compensation” section of this proxy statement/prospectus, the incentive program does not include target and threshold amounts for participating executives.
(2)	The amounts shown in column (h) reflect the number of shares of FNF Group performance-based restricted stock granted to each named executive officer under our omnibus plan, and, additionally for Mr. Gravelle, performance-based restricted stock granted under the Remy omnibus incentive plan.
(3)	The amounts shown in column (j) reflect the BKFS and Service Link profits interest awards, the FNFV Group restricted stock awards, and the Remy restricted stock awards with service-based vesting conditions.
(4)	The amounts shown in column (k) reflect the number of FNF Group stock options granted to each named executive officer. For Messrs. Foley, Bickett and Gravelle, the amounts shown in column (k) also reflect their Remy stock option awards.
(5)	The amounts shown in this column represent the grant date fair value of each award based upon the following per share grant date fair values: BKFS profits interest awards ($2.01), the Service Link profits interest awards ($2.01), the FNFV Group Restricted Stock ($14.69), FNF Group Options ($4.81), the FNF Group Performance-Based Restricted Stock ($29.80), Remy Options ($7.07), Remy Restricted Stock ($21.98), and Remy Performance-Based Restricted Stock ($21.98).

Outstanding FNF Group Equity Awards at Fiscal Year End

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Raymond R. Quirk	11/8/2007	310,570	—	$11.85	11/8/2015	—	—	—	—
Raymond R. Quirk	10/27/2008	278,262	—	$6.16	10/27/2016	—	—	—	—
Raymond R. Quirk	11/23/2009	161,199	—	$12.22	11/23/2016	—	—	—	—
Raymond R. Quirk	11/8/2012	58,894	29,450	$19.62	11/8/2019	52,701	1,815,549	—	—
Raymond R. Quirk	11/21/2013	160,254	320,508	$24.24	11/21/2020	56,893	1,959,964	—	—
Raymond R. Quirk	11/3/2014	—	170,448	$29.80	11/3/2021	—	—	107,383	3,699,344
Anthony J. Park	11/8/2012	15,704	7,854	$19.62	11/8/2019	14,054	484,160	—	—
Anthony J. Park	11/21/2013	38,461	76,922	$24.24	11/21/2020	13,654	470,380	—	—
Anthony J. Park	11/3/2014	—	21,306	$29.80	11/3/2021	—	—	13,423	462,422
William P. Foley, II	11/8/2012	139,387	69,695	$19.62	11/8/2019	124,722	4,296,673	—	—
William P. Foley, II	11/21/2013	340,539	681,080	$24.24	11/21/2020	120,898	4,164,936	—	—
William P. Foley, II	11/3/2014	—	170,448	$29.80	11/3/2021	—	—	107,383	3,699,344
Brent B. Bickett	11/8/2007	138,171	—	$11.85	11/8/2015	—	—	—	—
Brent B. Bickett	11/23/2009	34,542	—	$12.22	11/23/2016	—	—	—	—
Brent B. Bickett	11/8/2012	39,262	19,634	$19.62	11/8/2019	35,133	1,210,332	—	—
Brent B. Bickett	11/21/2013	88,139	176,280	$24.24	11/21/2020	31,291	1,077,975	—	—
Brent B. Bickett	11/3/2014	—	42,612	$29.80	11/3/2021	—	—	26,846	924,845
Michael L. Gravelle	5/31/2006	28,547	—	$18.17	5/31/2016	—	—	—	—
Michael L. Gravelle	5/31/2006	46,057	—	$11.85	11/8/2015	—	—	—	—
Michael L. Gravelle	10/27/2008	76,762	—	$6.16	10/27/2016	—	—	—	—
Michael L. Gravelle	11/23/2009	34,542	—	$12.22	11/23/2016	—	—	—	—
Michael L. Gravelle	11/8/2012	24,245	12,123	$19.62	11/8/2019	21,695	747,393	—	—
Michael L. Gravelle	11/21/2013	84,133	168,267	$24.24	11/21/2020	29,869	1,028,987	—	—
Michael L. Gravelle	11/3/2014	—	42,612	$29.80	11/3/2021	—	—	26,846	924,845

(1)	Option grants made in 2014, 2013, 2012, 2009, 2008 and 2006 were granted under the omnibus incentive plan as part of our 2013, 2012, 2009, 2008 and 2006 long-term incentive compensation and vest 33% annually over a period of three years from the date of grant. Option grants made in 2007 were granted under the omnibus plan as part of our 2007 long-term incentive compensation and vest 25% annually over a period of four years from the date of grant.

(2)	We made the November 2012, November 2013 and November 2014 stock awards under the omnibus incentive plan. The October 2011 grants vest 33% annually over three years provided we achieve pre-tax margin of 6% in our title segment in at least two of the five quarters beginning October 1, 2011. The November 2012 grants vest 33% annually over three years provided we achieve pre-tax margin of 8% in our title segment in at least two of the five quarters beginning October 1, 2012. The November 2013 grants vest 33% annually over three years provided we achieve pre-tax margin of 8.5% in our title segment in at least two of the five quarters beginning October 1, 2013. Market values are based on the December 31, 2014 closing price of $34.45 per share.

Outstanding FNFV Group Restricted Stock Awards at Fiscal Year End

	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name		(#)(1)	($)
Anthony J. Park	9/22/2014	47,619	571,428
William P. Foley, II	9/22/2014	647,619	7,771,428
Brent B. Bickett	9/22/2014	133,333	1,599,996
Michael L. Gravelle	9/22/2014	47,619	571,428

(1)	Restricted stock awards of our FNFV Group common stock. The awards vest 33% annually over three years, subject to continued employment.
(2)	Market values are based on the December 31, 2014 closing price for our FNFV Group common stock of $12.00 per share. Excludes the value of the Remy stock dividend received on the FNFV Group restricted shares as a result of the Remy spin-off on December 31, 2014, which are including in the Outstanding Remy Restricted Stock and Stock Option Awards at Fiscal Year End table below.

Outstanding Ceridian HCM Holdings, Inc. Option Awards at Fiscal Year End

	Grant Date	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Name		(#)(1)	(#)	($)
William P. Foley, II	12/7/2010	111,468	111,468	6.73	12/7/2020

(1)	50% of the options vest quarterly over three years from the date of grant, and vest immediately upon a change in control. The remaining 50% vest upon the earliest to occur of (i) a change in control of HCM or (ii) following an Initial Public Offering if the equity value of the common stock equals at least $13.46 and the optionee’s service with Comdata has not terminated.

Outstanding BKFS Profits Interest Awards at Fiscal Year End

Name	Grant Date	Number of Units That Have Not Vested (1) (#)	Market Value of Units That Have Not Vested ($)
Raymond R. Quirk	1/9/2014	166,667	1,430,003
Anthony J. Park	1/9/2014	111,111	953,332
William P. Foley, II	1/9/2014	5,555,556	47,666,670
Brent B. Bickett	1/9/2014	166,667	1,430,003
Michael L. Gravelle	1/9/2014	111,111	953,332

(1)	The awards vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.
(2)	Market value is based on a redemption value as of December 31, 2014 of $8.58 per unit, as determined using the fair value method of accounting under GAAP.

Outstanding ServiceLink Profits Interest Awards at Fiscal Year End

Name	Grant Date	Number of Units That Have Not Vested (1) (#)	Market Value of Units That Have Not Vested ($)
Raymond R. Quirk	1/9/2014	166,667	—
Anthony J. Park	1/9/2014	111,111	—
William P. Foley, II	1/9/2014	5,555,556	—
Brent B. Bickett	1/9/2014	166,667	—
Michael L. Gravelle	1/9/2014	111,111	—

(1)	The awards vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.
(2)	Market value is based on a redemption value as of December 31, 2014 of $0.00 per unit, as determined using the fair value method of accounting under GAAP.

Outstanding Remy Restricted Stock and Stock Option Awards at Fiscal Year End

	Grant Date (1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name
Anthony J. Park	12/31/2014	—	—	—	—	8,513	178,092
William P. Foley, II	2/18/2014	—	3,184	21.98	2/18/2021	—	—
	2/21/2013	—	5,933	18.50	2/21/2020	—	—
	12/31/2014	—	—	—	—	115,787	2,422,264
Brent B. Bickett	2/18/2014	—	2,122	21.98	2/18/2021	—	—

	Grant Date (1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name
	2/21/2013	—	3,955	18.50	2/21/2020	—	—
	12/31/2014	—	—	—	—	23,838	498,691
Michael L. Gravelle	2/18/2014	6,368	—	21.98	2/18/2021	2,523	52,781
	2/21/2013	1,318	2,637	18.50	2/21/2020	4,777	99,935
	12/31/2014	—	—	—	—	8,513	178,092

(1)	The restricted stock and stock options granted to Messrs. Foley and Bickett provided for vesting as to 50% of the shares subject to each award on each of the first and second anniversaries of the date of grant. In consideration of Messrs. Foley’s and Bickett’s service on the Remy board, their Remy stock options and shares of restricted stock that would have vested in February 2015 had their service continued were vested upon their resignation from the Remy board on December 31, 2014. The stock options that vested on December 31, 2014 are reflected as exercisable in the table. The restricted stock awards that vested on December 31, 2014 are reflected in the “Option Exercises and Stock Vested” table and related footnote, below. The remaining unvested stock options and shares of restricted stock were forfeited. Mr. Gravelle’s stock options and half of his restricted stock awards provided for vesting to occur as to one-third of the shares subject to each award on each of the first, second and third anniversaries of the date of grant. The remaining half of the restricted stock awards vest on the same schedule, but were subject to satisfaction of operating profit performance goals. The restricted shares of Remy stock with a grant date of December 31, 2014 were acquired by the executives as a result of the closing of the Remy spin-off on that date. Messrs. Foley, Park, Bickett and Gravelle each received a dividend of 0.17879 shares of new Remy common stock for each share of FNFV Group restricted stock they held on December 31, 2014, which new Remy shares are subject to the same vesting requirements as the underlying FNFV Group shares.

Outstanding Fidelity National Environmental Solutions, Inc. Option Awards at Fiscal Year End

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
William P. Foley, II	8/26/2013	2,100	—	392.49	8/26/2020
Brent B. Bickett	8/26/2013	1,400	—	392.49	8/26/2020

(1)	The stock options vest as to 33% of the shares on the date of grant and on each of the first and second anniversaries of the date of grant.

The following table sets forth information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended December 31, 2014 for each of the named executive officers on an aggregated basis:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raymond R. Quirk	265,143	7,472,390	154,004	4,538,937
Anthony J. Park	113,233	3,620,497	39,095	1,151,704
William P. Foley, II(1)(2)	458,980	833,711	342,320	9,944,363
Brent B. Bickett(2)	—	—	82,430	2,358,925
Michael L. Gravelle(2)	—	—	50,798	1,492,016

(1)	The amounts in the Option Awards columns reflect Comdata stock options that were cash settled in connection with the sale of Comdata to FleetCor in November 2014. The amount reflected in the Value Realized on Exercise column was paid in connection with the closing, and $114,307 was held back.
(2)	The amounts in the Stock Awards columns includes 16,636 shares of Remy restricted stock for Mr. Foley, 8,233 shares of Remy restricted stock for Mr. Bickett, and 1,160 shares of Remy restricted stock for Mr. Gravelle. The value of these Remy restricted stock awards that vested in 2014 had a value of $348,025, $172,234, and $24,267, respectively, based on the closing price of Remy’s common stock on December 31, 2014.

Employment Agreements

We have entered into employment agreements with all of our named executive officers. Additional information regarding post-termination benefits provided under these employment agreements can be found in the “Potential Payments upon Termination or Change in Control” section.

William P. Foley, II

We entered into a three-year amended and restated employment agreement with Mr. Foley on January 10, 2014, to serve as our Executive Chairman, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. The employment agreement provides that Mr. Foley shall receive a minimum annual base salary of $425,000 and his annual cash incentive target was 225% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Foley is eligible to elect and purchase supplemental disability insurance in accordance with our then current benefit offering, and he and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Foley is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Foley’s employment agreement provides that, if any payments or benefits to be paid to Mr. Foley pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Foley may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Foley does not elect to have such payments so reduced, Mr. Foley is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Concurrently with entering into his new employment agreement with us, Mr. Foley also entered into employment agreements with BKFS and ServiceLink, each of which contain substantially similar terms to his employment agreement with FNF. The BKFS and ServiceLink employment agreements each provide that Mr. Foley will serve as Executive Chairman, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the BKFS and ServiceLink agreements, Mr. Foley shall receive a minimum annual base salary of $212,500 and his annual cash incentive target was 225% of his annual base salary, with amounts payable depending on performance relative to targeted results.

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

Michael L. Gravelle

We entered into a three-year amended and restated employment agreement with Mr. Gravelle, effective January 1, 2010, to serve as our Executive Vice President, General Counsel and Corporate Secretary, with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement as amended effective January 30, 2013, Mr. Gravelle’s minimum annual FNF base salary is $337,000, with an annual cash incentive target equal to at least 120% of his paid FNF base salary with a maximum of up to 240% of his target opportunity, with amounts payable depending on performance relative to targeted results. Mr. Gravelle is entitled to purchase supplemental disability insurance sufficient to provide at least 60% of his pre-disability base salary, and Mr. Gravelle and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Gravelle is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

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

On March 1, 2015, Mr. Gravelle entered into a three-year employment agreement with BKFS which contains substantially similar terms to the employment agreements of other BKFS executives and which is generally based on his employment agreement with FNF. The BKFS employment agreement provides that Mr. Gravelle will serve as Executive Vice President, General Counsel and Corporate Secretary of BKFS. Under the BKFS agreement, Mr. Gravelle shall receive a minimum annual base salary of $148,000. He is also eligible for an annual incentive bonus opportunity under BKFS annual incentive plan, and his target bonus is set at 100% of base salary, with a maximum of up to 100% of his base salary.

Annual Incentive Awards

In 2014, our compensation committee approved performance-based cash incentive award opportunities for certain of our named executive officers. The performance-based cash incentive award opportunities are calculated by multiplying base salary by the named executive officer’s applicable percentage approved by our compensation committee based on the level of performance that we achieved. More information about the annual incentive awards, including the targets and criteria for determining the amounts payable to our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

Investment Success Incentive Program Awards

In 2014, we implemented a special cash incentive program under the omnibus plan tied to FNF’s return on investment in certain companies or divisions. We granted awards under his program in September 2012 and March 2013 with performance periods from July 1, 2012 through December 31, 2016 and January 1, 2013 through December 31, 2016, respectively. Messrs. Foley, Bickett, Park and Gravelle participate in the program. More information about the program, including the criteria for determining the amounts payable to certain of our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

Long Term Equity Incentive Awards

In November 2014, our compensation committee approved grants of performance-based restricted stock and stock options to our named executive officers. The performance element applicable to the performance-based restricted stock is based upon achievement of pre-tax margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2014. The restricted stock also vests proportionately each year over three years based on continued employment with us. Stock options vest proportionately each year over three years based on continued employment with us. More information about the long term equity incentive awards can be found in the “Compensation Discussion and Analysis” section.

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

Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant, and may be changed on any business day. The funds from which participants may select hypothetical investments, and the 2014 rates of return on these investments, are listed in the following table:

Name of Fund	2014 Rate of Return	Name of Fund	2014 Rate of Return
Nationwide VIT Money Market V	0.00%	T. Rowe Price Mid Cap Growth II	12.82%
Fidelity VIP Investment Grade Bond Svc	5.75%	DFA VA US Targeted Value	3.71%
PIMCO VIT Real Return Admin	3.87%	Vanguard VIF Small Company Growth	3.38%
Ivy VIP High Income	1.90%	American Funds IS International 2	(2.65)%
LASSO	1.47%	MFS VIT II International Value Svc	1.13%
T. Rowe Price Equity Income II	7.10%	Lazard Retirement Emerging Markets Svc	(4.62)%
Dreyfus Stock Index Initial	13.42%	Invesco VIF Global Real Estate I	14.62%
American Funds IS Growth 2	8.51%	Van Eck VIP Global Hard Assets Initial	(19.10)%
Goldman Sachs VIT Mid Cap Value Instl	13.57%

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

The table below describes the contributions and distributions made with respect to the named executive officers’ accounts under our nonqualified deferred compensation plan. None of the named executive officers, other than Messrs. Park and Gravelle, deferred 2014 compensation under the plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Anthony J. Park	—	—	15,661	—	292,377
William P. Foley, II	—	—	158,394	—	2,210,768
Brent B. Bickett	—	—	48,984	—	502,868
Michael L. Gravelle	41,758	—	1,212	—	240,472

Potential Payments upon Termination or Change in Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change in control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable, their employment agreements if their employment had terminated on December 31, 2014.

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

For each type of employment termination, the named executive officers would be entitled to benefits that are available generally to our domestic salaried employees, such as distributions under our 401(k) savings plan, certain disability benefits and accrued vacation. We have not described or provided an estimate of the value of any payments or benefits under plans or arrangements that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees. In addition to these generally available plans and arrangements, the named executive officers would be entitled to benefits under our nonqualified deferred compensation plan, as described above in the “Nonqualified Deferred Compensation” table and accompanying narrative.

Potential Payments under Employment Agreements

As discussed above, we have entered into employment agreements with our named executive officers. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment termination scenarios.

Under the terms of each employment agreement, if the executive’s employment is terminated by us for any reason other than for cause and not due to death or disability, or by the executive for good reason then the executive is entitled to receive:

•	any accrued obligations,

•	a prorated annual incentive based on the actual incentive the named executive officer would have earned for the year of termination,

•	a lump-sum payment equal to 200% (or 300% in the case of Mr. Foley) of the sum of the executive’s (a) annual base salary and (b) the highest annual bonus paid to the executive within the 3 years preceding his termination or, if higher, the target bonus opportunity in the year in which the termination of employment occurs,

•	immediate vesting and/or payment of all our equity awards (except performance-based awards, which vest pursuant to the terms of the awards),

•	the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to thirty-six months of premiums, and

•	other COBRA coverage (so long as the executive pays the premiums) for a period of three years or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of thirty-six monthly COBRA premium payments.

If the executive’s employment terminates due to death or disability, we will pay him, or his estate:

•	any accrued obligations,

•	a prorated annual bonus based on (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed, and

•	in the case of Mr. Gravelle, the unpaid portion of his annual base salary for the remainder of the employment term.

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

Mr. Foley’s employment agreements with us and with BKFS and ServiceLink also provide that “good reason” includes election of a new director to the board of directors of the respective entity who Mr. Foley, acting in his capacity as a director, did not consent to or vote for.

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

As discussed above, concurrently with entering into his new employment agreement with us, Mr. Foley also entered into employment agreements with BKFS and ServiceLink, each of which contain substantially similar terms to his employment agreement with FNF. The three employment agreements each contain cross-termination provisions under which a termination for any reason under any one of the three agreements will constitute termination under the others for the same reason.

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

Potential Payments under Long-Term Investment Success Cash Incentive Awards

As discussed above, we terminated the original FNFV companies and investments incentive programs and established the Investment Success Incentive Program in 2014. No amounts would have been earned or paid under the original FNFV companies and investments incentive programs or the Investment Success Incentive Program in the event of a change in control or termination of employment occurring on December 31, 2014.

Potential Payments under the Synergy Incentive Program

The Synergy Incentive Program was terminated effective December 31, 2014. No payments would have been made under the program in the event of a change of control or termination of employment occurring on December 31, 2014.

Estimated Cash Severance Payments

Our estimate of the cash severance amounts that would be provided to the named executive officers assumes that their employment terminated on December 31, 2014. The severance amounts do not include a prorated 2014 annual incentive since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the amount whether or not the termination occurred. For Mr. Foley, the amount below reflects the aggregate cash severance payment he would have received under his FNF, BKFS and ServiceLink employment agreements if his employment had terminated on December 31, 2014.

For a termination of employment by us not for cause or a termination by the executive for good reason, the following payments would have been made under the employment agreements: Mr. Foley $19,524,965; Mr. Quirk $6,142,224; Mr. Park $2,704,348; Mr. Bickett $3,752,884; and Mr. Gravelle $1,803,078. Upon a termination of the executives’ employment due to death or disability, the executives would receive any accrued obligations.

Estimated Equity Values

As disclosed in the Outstanding FNF Equity Awards at Fiscal Year-End table, each named executive officer had outstanding unvested stock options and restricted stock awards on December 31, 2014. Under the terms of the FNF omnibus plan and award agreements, these stock options and restricted stock awards would vest upon a change in control. In addition, under the named executive officers’ employment agreements, the portion of these stock options and restricted stock awards that vest based solely on the passage of time would vest upon any termination of employment by us not for cause or a termination by the executive for good reason. In any other termination event, all unvested stock options and restricted stock awards would expire at the employment termination date.

The following estimates are based on an FNF Group common stock price of $34.45 per share and an FNFV Group common stock price of $12.00 per share (as adjusted for the Remy spin-off), which were the closing prices of our common stock on December 31, 2014, and for purposes of determining the value of the Remy stock dividend on the FNFV Group restricted shares following the Remy spin-off which Remy shares would vest in connection with a vesting of the underlying FNFV Group restricted shares, a Remy stock price of $20.92, which represents the closing price of Remy stock on December 31, 2014. The stock option amounts reflect the excess of this share price over the exercise price of the unvested stock options that would vest. The restricted stock amounts were determined by multiplying the number of shares that would vest by the applicable closing price or prices. Our estimate of the value of equity that would vest assumes that a change in control and, as applicable, a termination of employment occurred on December 31, 2014.

The estimated value of the FNF Group stock options held by the named executive officers that would vest upon a change in control would be as follows: Mr. Foley $8,779,987; Mr. Quirk $4,501,713; Mr. Park $1,000,921; Mr. Bickett $2,289,137; and Mr. Gravelle $2,095,936. The estimated value of FNF Group restricted stock awards held by the named executive officers that would vest upon a change in control would be as follows: Mr. Foley $12,160,953; Mr. Quirk $5,591,063; Mr. Park $1,416,963; Mr. Bickett $3,213,152; and Mr. Gravelle $2,701,225. The estimated value of FNF Group restricted stock awards held by the named executive officers that would vest upon a termination of the named executive officers’ employment by us not for cause or a termination by the executives for good reason would be as follows: Mr. Foley $8,461,609; Mr. Quirk $3,775,513; Mr. Park $954,541; Mr. Bickett $2,288,307; and Mr. Gravelle $1,776,380. The estimated value of FNFV Group restricted stock awards (including the value of the associated Remy stock dividend on such FNFV Group restricted shares) held by the named executive officers (other than Mr. Quirk, who did not receive an award of FNFV Group restricted shares) that would vest upon a change in control or termination of employment by us not for cause or a termination by the executives for good reason would be as follows: Mr. Foley $10,193,692; Mr. Park $749,520; Mr. Bickett $2,098,687; and Mr. Gravelle $749,520.

In connection with certain change in control transactions, our named executive officers may require BKFS and ServiceLink to purchase their vested and unvested BKFS and ServiceLink profits interest awards for an amount equal to the fair market value of the interests. For this purpose, a change in control would include an acquisition of more than 50% of the combined voting power of the stock of Black Knight (the holding company through which we hold BKFS and ServiceLink interests) or a sale of all or substantially all of Black Knight’s or our assets. Additionally, pursuant to Mr. Foley’s employment agreement, his unvested profits interest award would vest upon termination of his employment by us not for cause or a termination by Mr. Foley for good reason. Our other named executive officers’ unvested profits interest awards would be forfeited upon termination of employment.

The estimated value of the unvested profits interest awards that would vest upon a change in control or, in the case of Mr. Foley, a qualifying termination of employment, on December 31, 2014 would be as follows: Mr. Foley $47,666,670; Mr. Quirk $1,430,003; Mr. Park $953,332; Mr. Bickett $1,430,003; and Mr. Gravelle $953,332.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of Daniel D. (Ron) Lane (Chair), Cary H. Thompson, and Richard N. Massey. During fiscal year 2014, no member of the compensation committee was a former or current officer or employee of FNF or any of its subsidiaries. In addition, during fiscal year 2014, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

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

Director Compensation

Directors who are our salaried employees receive no additional compensation for services as a director or as a member of a committee of our board. In 2014, all non-employee directors received an annual retainer of $80,000, payable quarterly, plus $2,500 for each board meeting attended in 2014. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments) of $40,000 and $15,000, respectively, for their service on the audit committee, plus a fee of $3,000 for each audit committee meeting attended in 2014. The chairmen and each member of the compensation committee and the corporate governance and nominating committee received an additional annual fee (payable in quarterly installments) of $10,000 and $6,000, respectively, for their service on such committees, plus a fee of $1,500 for each committee meeting attended in 2014. Mr. Ammerman deferred the fees he earned in 2014 for his services as a director and the chairman of the audit committee. In addition, in 2014 each non-employee director received a long-term incentive award of 7,763 restricted shares and 12,322 stock options except for the lead director, Mr. Massey, who received a long-term incentive award of 8,444 restricted shares and 13,403 stock options. The restricted shares were granted under the FNF omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board. We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings and director education programs. Finally, each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he elects to defer any board or committee fees.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ending December 31, 2014:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Douglas K. Ammerman	162,500	228,000	58,413	12,164	461,007
Willie D. Davis	137,500	228,000	58,413	12,164	436,077
Thomas M. Hagerty	101,500	247,996	63,540	13,321	426,357
Daniel D. (Ron) Lane	159,500	228,000	58,413	12,164	458,077
Richard N. Massey	110,500	228,000	58,413	12,164	409,077
Peter O. Shea, Jr.	100,000	228,000	58,413	12,164	398,577
Cary H. Thompson	110,500	228,000	58,413	12,164	409,077
Frank P. Willey	92,500	228,000	58,413	12,164	391,077
John D. Rood	92,500	228,000	58,413	1,937	380,850

(1)	Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a director in 2014.

(2)	Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2014, computed in accordance with FASB ASC Topic 718. These awards consisted of FNF Group restricted shares granted in November 2014 which vest over a period of three years from the grant date. Assumptions used in the calculation of these amounts are included in Footnote N to our audited financial statements for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015. FNF Group restricted stock awards granted for the fiscal year ended December 31, 2014 for each director were as follows: Mr. Ammerman 7,651; Mr. Davis 7,651; Mr. Hagerty 8,322; Mr. Lane 7,651; Mr. Massey 7,651 Mr. Shea, Jr. 7,651; Mr. Thompson 7,651; Mr. Willey 7,651; and Mr. Rood 7,651. The fair value of the awards as shown above is based on a per share fair value of $29.80. As of December 31, 2014, FNF Group restricted stock awards outstanding for each director were as follows: Mr. Ammerman 228,000; Mr. Davis 228,000; Mr. Hagerty 247,996; Mr. Lane 228,000; Mr. Massey 228,000; Mr. Rood 228,000; Mr. Shea, Jr. 228,000; Mr. Thompson 228,000; and Mr. Willey 228,000. None of our non-management directors hold FNFV Group restricted stock awards.
(3)	FNF Group option awards granted for the fiscal year ended December 31, 2014 for each director were as follows: Mr. Ammerman 12,144; Mr. Davis 12,144; Mr. Hagerty 13,210; Mr. Lane 12,144; Mr. Massey 13,403; Mr. Shea, Jr. 12,144; Mr. Thompson 12,144; Mr. Willey 12,144; and Mr. Rood 12,144. The fair value of the awards as shown above is based on the Black-Scholes Option value of $4.82. As of December 31, 2014, FNF Group stock option awards outstanding for each director were as follows: Mr. Ammerman 112,927; Mr. Davis 137,490; Mr. Hagerty 144,454; Mr. Lane 52,286; Mr. Massey 137,490; Mr. Shea, Jr. 112,927; Mr. Thompson 56,124; Mr. Willey 137,490; and Mr. Rood 46,397. None of our directors hold FNFV Group stock option awards.
(4)	Amounts shown for all directors reflect dividends paid on shares of restricted stock in 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,

DIRECTORS AND EXECUTIVE OFFICERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 280,452,717 shares of FNF Group stock and 80,071,787 shares of FNFV Group stock outstanding as of April 27, 2015. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of FNF Group stock or FNFV Group stock beneficially owned by that stockholder. The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our FNF Group stock and FNFV Group stock by each stockholder who is known by the Company to beneficially own 5% or more of such class:

Name	Title of Series	Shares Beneficially Owned(1)	Percent of Series (2)
BlackRock, Inc.	FNF Group	13,861,538	4.9%
55 East 52nd Street, New York, NY 10022	FNFV Group	7,175,214	9.0%
Corvex Management LP	FNF Group	20,241,370	7.2%
712 Fifth Ave., 23rd Floor, New York, NY 10019	FNFV Group	8,694,572	3.4%
Eminence Capital, LP	FNF Group	—	—
65 East 55th St., 25th Floor, New York, NY 10022	FNFV Group	5,850,763	7.3%
Harris Associates L.P.	FNF Group	16,056,375	5.9%
111 S. Wacker Dr., Suite 4600, Chicago, IL 60606	FNFV Group	—	—
T. Rowe Price Associates, Inc. (2)	FNF Group	24,094,942	8.6%
65 East 55th St., 25th Floor, New York, NY 10022	FNFV Group	—	—

(1)	Based on information publicly filed with the SEC as of December 31, 2014, with the exception of shares beneficially owned by Corvex Management LP (which is based on information publicly filed with the SEC as of September 9, 2014).
(2)	Applicable percentages based on shares of our FNF Group common stock and FNFV Group common stock outstanding as of April 27, 2015.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership of our FNF Group stock and FNFV Group stock by:

•	each of our directors and nominees for director;

•	each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•	all of our executive officers and directors as a group.

The mailing address of each director and executive officer shown in the table below is c/o Fidelity National Financial, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204.

Name	Title of Series	Number of Shares	Number of Options (1)	Total	Percent of Total
Douglas K. Ammerman	FNF Group	67,831	75,984	143,815	*
	FNFV Group	14,257	—	14,257	*
Brent B. Bickett	FNF Group	480,854	161,943	642,797	*
	FNFV Group	249,503	—	249,503	*
Willie D. Davis	FNF Group	77,078	75,984	153,062	*
	FNFV Group	17,383	—	17,383	*
William P. Foley, II(2)	FNF Group	7,106,135	479,926	7,586,061	2.7%
	FNFV Group	2,140,498	—	2,140,498	2.7%
Michael L. Gravelle	FNF Group	219,899	248,229	468,128	*
	FNFV Group	84,474	—	84,474	*
Thomas M. Hagerty	FNF Group	95,941	104,244	200,185	*

Name	Title of Series	Number of Shares	Number of Options (1)	Total	Percent of Total
	FNFV Group	25,678	—	25,678	*
Daniel D. (Ron) Lane	FNF Group	266,332	15,343	281,675	*
	FNFV Group	80,462	—	80,462	*
Richard N. Massey	FNF Group	129,753	100,547	230,300	*
	FNFV Group	37,490	—	37,490	*
Anthony J. Park(3)	FNF Group	318,982	88,707	407,689	*
	FNFV Group	131,813	—	131,813	*
Raymond R. Quirk(4)	FNF Group	1,394,888	658,609	2,053,497	*
	FNFV Group	361,750	—	361,750	*
John D. Rood	FNF Group	17,981	11,417	29,398	*
	FNFV Group	418	—	418	*
Peter T. Sadowski(5)	FNF Group	276,425	169,202	445,627	*
	FNFV Group	63,004	—	63,004	*
Peter O. Shea, Jr.	FNF Group	63,047	75,984	139,031	*
	FNFV Group	12,707	—	12,707	*
Cary H. Thompson	FNF Group	38,227	19,181	57,405	*
	FNFV Group	4,433	—	4,433	*
Frank P. Willey	FNF Group	1,218,961	75,984	1,294,945	*
	FNFV Group	397,972	—	397,972	*
All directors and officers (16 persons)	FNF Group	11,772,331	2,361,284	14,133,615	5.0%
	FNFV Group	3,621,842	—	3,621,972	4.5%

*	Represents less than 1% of our common stock.
(1)	Includes vested options and options vesting within 60 days of April 27, 2015.
(2)	Includes 2,245,122 shares of FNF Group common stock and 748,299 shares of FNFV Group common stock held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole stockholders; and 708,106 shares of FNF Group common stock and 236,011 shares of FNFV Group common stock owned by the Foley Family Charitable Foundation.
(3)	Includes 154,653 shares of FNF Group common stock and 51,545 shares of FNFV Group common stock owned by the Anthony J. Park and Deborah L. Park Living Trusts.
(4)	Includes 1,035,630 shares of FNF Group common stock and 345,175 shares of FNFV Group common stock held by the Quirk 2002 Trust, and 47,193 shares of FNF Group common stock and 15,729 shares of FNFV Group common stock held by the Raymond Quirk 2004 Trust.
(5)	Includes 86,542 shares of FNF Group common stock and 28,844 shares of FNFV Group common stock held by the Sadowski & Decker California Living Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	9,393,211	19.44	1,259,887	(1)
Equity compensation plans not approved by security holders	—	—	7,535,926	(2)

Total

(1)	In addition to being available for future issuance upon exercise of options and stock appreciation rights, under the FNF omnibus plan 1,076,988 FNF Group and 182,900 FNFV Group shares may be issued in connection with awards of FNF Group restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.
(2)	7,535,926 shares may be issued under the Fidelity National Financial, Inc. Amended and Restated LPS Omnibus Incentive Plan, which was assumed and amended by FNF in connection with the merger of Lender Processing Services, Inc. with FNF. No securities are currently outstanding under the plan. In accordance with New York Stock Exchange Rules, no stockholder approval was required for the listing of the shares under the plan or for the assumption and amendment of the plan by FNF. Awards under the plan may be made to employees, directors and consultants of FNF and its subsidiaries, other than individuals who were employed or providing services to FNF or any of its subsidiaries immediately prior to date of the merger, January 2, 2014. No awards may be made under the plan after June 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance Guidelines

We amended our corporate governance guidelines in April 2015. Our corporate governance guidelines provide, along with the charters of the committees of the board of directors, a framework for the functioning of the board of directors and its committees and to establish a common set of expectations as to how the board of directors should perform its functions. The Corporate Governance Guidelines address the composition of the board of directors, the selection of directors, the functioning of the board of directors, the committees of the board of directors, the evaluation and compensation of directors and the expectations of directors, including ethics and conflicts of interest. These guidelines specifically provide that a majority of the members of the board of directors must be outside directors whom the board of directors has determined have no material relationship with us and whom otherwise meet the independence criteria established by the New York Stock Exchange. The board of directors reviews these guidelines and other aspects of our governance at least annually. A copy of our Corporate Governance Guidelines is available for review on the Investor Relations page of our website at www.fnf.com. Stockholders may also obtain a copy by writing to the Corporate Secretary at the address set forth under “Available Information” below.

The Board

In 2014, our board was composed of Douglas K. Ammerman, Willie D. Davis, William P. Foley, II, Thomas M. Hagerty, Daniel D. (Ron) Lane, Richard N. Massey, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Frank P. Willey, with Mr. Foley serving as Executive Chairman of the Board and Mr. Massey serving as Lead Director.

Director Independence

Nine of the ten members of our board of directors are non-employees. On January 27, 2015, the board of directors determined that Douglas K. Ammerman, Willie D. Davis, Daniel D. Lane, Richard N. Massey, John D. Rood, Peter O. Shea, Jr. and Cary H. Thompson are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines. The board of directors also determined that Messrs. Lane, Massey and Thompson meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board of directors considered all relationships that might bear on our directors’ independence from FNF. The board of directors determined that William P. Foley, II is not independent because he is the Executive Chairman and an employee of FNF, Frank P. Willey is not independent because he is a partner in a law firm that received payments from FNF, and Thomas M. Hagerty is not independent because he is Managing Director of a private equity firm that received payments in 2014 under a management fee arrangement with respect to the private equity firm’s interests in BKFS and ServiceLink.

In considering Cary H. Thompson’s independence, the board of directors considered that Mr. Thompson is a Vice Chairman of Bank of America Merrill Lynch, and that FNF made payments to and received payments from entities affiliated with Bank of America Merrill Lynch in 2014. The board of directors determined that these payments do not impair Mr. Thompson’s independence because his compensation from Bank of America Merrill Lynch is not dependent on the amount of business Bank of America Merrill Lynch or its affiliates does with FNF or its subsidiaries. The board of directors also considered Mr. Thompson’s service as a director of BKFS and ServiceLink, and that he holds a small profits interest in those entities. The board of directors determined that these relationships were not of a nature that would impair Mr. Thompson’s ability to exercise his independent judgment.

In considering Richard N. Massey’s independence, the board of directors considered that Mr. Massey is a partner of Westrock Capital, LLC, a private investment partnership that holds, among other investments, an investment of less than 10% of the ownership interests in American Blue Ribbon Holdings, LLC, in which we hold a majority ownership interest. The board of directors also considered Mr. Massey’s service as a director of BKFS and ServiceLink, and that he holds a small profits interest in those entities. The board of directors determined that these relationships were not of a nature that would impair Mr. Massey’s ability to exercise his independent judgment.

Committees of the Board

The board has four standing committees: an audit committee, a compensation committee, a corporate governance and nominating committee and an executive committee. The charter of each of the audit, compensation and corporate governance and nominating committee is available on the Investor Relations page of our website at www.fnf.com. Stockholders also may obtain a copy of any of these charters by writing to the Corporate Secretary at the address set forth under “Available Information” below. Information on our audit committee is set forth under Item 10 “Audit Committee” above.

Corporate Governance and Nominating Committee

The members of the corporate governance and nominating committee are Richard N. Massey (Chair) and Peter O. Shea, Jr. Each of Messrs. Massey and Shea was deemed to be independent by the board, as required by the New York Stock Exchange. The corporate governance and nominating committee met one time in 2014.

The primary functions of the corporate governance and nominating committee, as identified in its charter, are:

•	identifying individuals qualified to become members of the board and making recommendations to the board regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board with respect to each director’s independence;

•	developing and recommending to the board the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•	overseeing the evaluation of the performance of the board and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board on its findings and any recommendations.

The corporate governance and nominating committee has not established specific minimum age, education, years of business experience or specific types of skills for potential director candidates, but, in general, will consider, among other things, the following criteria in fulfilling its duty to recommend nominees for election as directors:

•	personal qualities and characteristics, accomplishments and reputation in the business community;

•	current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	ability and willingness to commit adequate time to the board and committee matters;

•	the fit of the individual’s skills and personality with those of other directors and potential directors in building a board that is effective, collegial and responsive to our needs; and

•	diversity of viewpoints, background, experience and other demographics of our board.

The corporate governance and nominating committee would consider qualified candidates for directors suggested by current directors, management and our stockholders. The corporate governance and nominating committee and the board apply the same criteria in evaluating candidates nominated by stockholders as in evaluating candidates recommended by other sources. Stockholders can suggest qualified candidates for director to the corporate governance and nominating committee by writing to our Corporate Secretary at 601 Riverside Avenue, Jacksonville, Florida 32204. The submission must provide the information required by, and otherwise comply with the procedures set forth in, Section 3.1 of our Bylaws. Section 3.1 also requires that the nomination notice be submitted by a prescribed time in advance of the meeting. See “Stockholder Proposals” elsewhere in this proxy statement. Upon receipt of a stockholder-proposed director candidate, the corporate secretary will assess the board’s needs, primarily whether or not there is any current pending vacancy or a possible need to be filled by adding or replacing a director. The corporate secretary will also prepare a director profile by comparing the desired list of criteria with the candidate’s qualifications. Submissions that meet the criteria outlined above and in our corporate governance guidelines will be forwarded to the Chairman of the corporate governance and nominating committee for further review and consideration. To date, no suggestions with respect to candidates for nomination have been received from stockholders.

Compensation Committee

The members of the compensation committee are Daniel D. (Ron) Lane (Chair), Richard N. Massey and Cary H. Thompson. Each of Messrs. Lane, Massey and Thompson was deemed to be independent by the board, as required by the New York Stock Exchange. The compensation committee met or acted by written consent 10 times during 2014. The functions of the compensation committee include the following:

•	reviewing and approving corporate goals and objectives relevant to the Executive Chairman’s and Chief Executive Officer’s compensation, evaluating their performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation level based on this evaluation;

•	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who are designated as Section 16 officers by our board;

•	making recommendations to the board with respect to incentive-compensation plans and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 officers;

•	granting any awards under equity compensation plans and annual bonus plans to our Chief Executive Officer, the Executive Chairman and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

For more information regarding the responsibilities of the compensation committee, please refer to the section of this proxy statement entitled “Compensation Discussion and Analysis and Executive and Director Compensation” above.

Executive Committee

The members of the executive committee are William P. Foley, II (Chair), Richard N. Massey and Cary H. Thompson. Messrs. Massey and Thompson were deemed to be independent by our board. The executive committee did not meet in 2014. Subject to limits under state law, the executive committee may invoke all of the power and authority of the board in the management of FNF.

Board Leadership Structure and Role in Risk Oversight.

We separated the positions of CEO and Chairman of the board of directors in recognition of the differences between the two roles. In October 2009, our board of directors adopted a Charter of Lead Independent Director, and in 2014 it appointed Richard N. Massey, one of our independent directors, to serve as Lead Director. The responsibilities of the Lead Director are to:

•	preside at meetings of the board of directors in the absence of, or upon the request of, the Chairman;

•	serve as a designated member of the executive committee of the board;

•	call and preside over all executive meetings of non-employee directors and independent directors and report to the board, as appropriate, concerning such meetings;

•	review board meeting agendas and schedules in collaboration with the Chairman and recommend matters for the board to consider and information to be provided to the board;

•	serve as a liaison and supplemental channel of communication between non-employee/independent directors and the Chairman without inhibiting direct communications between the Chairman and other directors;

•	serve as the principal liaison for consultation and communication between the non-employee/independent directors and stockholders;

•	advise the Chairman concerning the retention of advisors and consultants who report directly to the board; and

•	be available to major stockholders for consultation and direct communication.

The board considers it to be useful and appropriate to designate a Lead Director to serve in a lead capacity to coordinate the activities of the other non-employee directors and to perform such other duties and responsibilities as the board may determine.

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

Available Information

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

Certain Relationships and Related Transactions

During 2014, certain entities owned or controlled by our Executive Chairman, William P. Foley II, paid us an aggregate of $59,429 for information technology support services. Amounts paid to the Company by entities owned or controlled by Mr. Foley are believed to be at market rates for similar services or at the cost to provide the service incurred by the Company. Also, during 2014, we paid, in the ordinary course of business, amounts to certain companies owned, in whole or part by Mr. Foley, including $399,057 to Rock Creek Cattle Company, Ltd. and affiliated companies related primarily to hosting meetings of the Company and our affiliate, ABRH LLC, and $66,012 to Foley Family Wines for wine purchases related to employee recognitions and donations, and $27,453 to Mr. Foley’s other affiliated companies primarily for travel to and hosting Company events. We believe the amounts charged to us in the foregoing transactions were fair and reasonable and represent market (or discounted) rates that would be charged to unaffiliated third party customers for the same types of services. We believe that FNF receives intangible business benefits as a result of these activities as they foster increased loyalty to the Company.

Sara Bennett, the daughter-in-law of Mr. Quirk, is an attorney who is employed by a subsidiary of the Company as underwriting counsel. In 2014, Ms. Bennett’s gross earnings were $218,589, which is consistent with other employees holding similar titles at the Company. She also received health and other benefits customarily provided to similarly situated employees.

Hennelly & Grossfeld, LLP provided litigation claims legal services to the Company and received payment of $1,563,591 in legal fees and expenses in 2014, which represents a reduction of 59% from the fees and expenses paid by us to the firm in 2013. Mr. Willey is a partner of this firm, but he did not individually provide any legal services to the Company. The Company selects claims counsel through a competitive bidding process, in which Hennelly & Grossfeld, LLP participates.

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

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain stockholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed KPMG, LLP to audit the consolidated financial statements of the Company for the 2015 fiscal year. KPMG, LLP or its predecessors have continuously acted as the independent registered public accounting firm for the Company (including old FNF) commencing with the fiscal year ended December 31, 1988.

For services rendered to us during or in connection with our years ended December 31, 2014 and 2013, we were billed the following fees by KPMG, LLP:

	2014	2013
	(In thousands)
Audit Fees	$5,614	$3,561
Audit-Related Fees	1,184	488
Tax Fees	142	166
All Other Fees	—	—

Audit Fees. Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2014 and 2013 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

Audit-Related Fees. Audit-related fees in 2014 and 2013 consisted principally of fees for Service Organization Control Reports and other non-recurring audits of subsidiaries.

Tax Fees. Tax fees for 2014 and 2013 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Services. The Company incurred no other fees in 2014 or 2013.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by KPMG LLP is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by KPMG LLP has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS

2.1	Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006 (the “Information Statement”))

2.2	Agreement and Plan of Merger, dated as of May 28, 2013, among Fidelity National Financial, Inc., Lion Merger Sub, Inc. and Lender Processing Services, Inc. (incorporated by reference to Exhibit 2.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, filed on May 28, 2013)

3.1	Form of Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Annex C to the Registrant’s Schedule 14A filed on May 9, 2014)

3.2	Second Amended and Restated Bylaws of Fidelity National Financial, Inc., as adopted on July 22, 2013 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated July 25, 2013)

4.1	Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005, relating to the 5.25% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4	Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010, relating to the 6.60% notes referred to below (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010)

4.5	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6	Form of 6.60% Note due 2017 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010)

4.7	Form of 4.25% Convertible Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on August 2, 2011)

4.8	Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

10.1	Amendment and Restatement Agreement dated as of April 16, 2012 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2012)

10.2	Amendment and Restatement Agreement dated as of March 5, 2010 to the Credit Agreement among the Registrant, Bank of America, N.A., and certain agents and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2010)

10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan, effective as of September 26, 2005 (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 12, 2013) (1)

10.4	Bridge Loan Commitment Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)

10.5	Amended Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)

10.6	Amended Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014)

10.7	Amendment, dated as of June 25, 2013, to the Second Amended and Restated Credit Agreement, dated as of April 16, 2012, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.8	Term Loan Credit Agreement, dated as of July 11, 2013, among Fidelity National Financial, Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 12, 2013)

10.9	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Annex D to the Registrant’s Schedule 14A filed on May 9, 2014)(1)

10.10	Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)

10.11	Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2014 Awards (1)(2)

10.12	Form of Notice of FNFV Group Restricted Stock Grant and FNFV Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014 Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (1)

10.13	Form of Notice of Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.14	Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.15	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2012 awards (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.16	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2011 awards (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.17	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2010 awards (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.18	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2009 awards (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.19	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.20	Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.21	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)

10.22	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to FIS’s Form 8-K, filed on October 27, 2006)

10.23	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.24	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.25	Amendment effective as of July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)(1)

10.26	Amendment effective as of January 2, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)(1)

10.27	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.28	Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and Brent B. Bickett, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.29	Amendment effective August 27, 2013 to Amended and Restated Employment Agreement between BKFS II Management and William P. Foley, II, effective as of July 2, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.30	Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and William P. Foley, II, effective as of January 10, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)

10.31	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.32	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)(1)

10.33	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.34	Fidelity National Title Group, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant’s Schedule 14A filed on April 11, 2011)(1)

10.35	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.36	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.37	Form of Notice of Long-Term Investment Success Performance Award Agreement—Tier 1 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)(1)

10.38	Form of Notice of Long-Term Investment Success Performance Award Agreement—Tier 2 under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (1)

10.39	Black Knight Financial Services, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

10.40	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

10.41	Form of Black Knight Financial Services, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

10.42	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

10.43	Black Knight Financial Services, LLC Incentive Plan (incorporated by reference to Exhibit 10.5 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

10.44	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)(1)

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.
(2)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

By:	/s/ Raymond R. Quirk
Raymond R. Quirk
Chief Executive Officer

Date: April 30, 2015