Form 10-Q
period 2015-03-31
Fidelity National Financial, Inc.
filed 2015-05-06
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 30, 2015 were:
FNF Group Common Stock    280,452,717
FNFV Group Common Stock     80,021,787

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2015

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2015 and December 31, 2014 includes pledged fixed maturity securities of $355 and $499, respectively, related to secured trust deposits	$3,005	$3,025
Preferred stock available for sale, at fair value	272	223
Equity securities available for sale, at fair value	208	145
Investments in unconsolidated affiliates	748	770
Other long-term investments	178	172
Short-term investments	130	334
Total investments	4,541	4,669
Cash and cash equivalents, at March 31, 2015 and December 31, 2014 includes $265 and $136, respectively, of pledged cash related to secured trust deposits	710	700
Trade and notes receivables, net of allowance of $31 and $32, at March 31, 2015 and December 31, 2014, respectively	526	504
Goodwill	4,712	4,721
Prepaid expenses and other assets	534	484
Capitalized software, net	567	570
Other intangible assets, net	1,147	1,133
Title plants	393	393
Property and equipment, net	568	635
Income taxes receivable	23	59
Total assets	$13,721	$13,868
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,206	$1,308
Notes payable	2,906	2,826
Reserve for title claim losses	1,612	1,621
Secured trust deposits	667	622
Deferred tax liability	699	703
Total liabilities	7,090	7,080
Commitments and Contingencies:
Redeemable non-controlling interest by 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink Holdings, LLC	724	715
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of March 31, 2015 and December 31, 2014; issued 280,334,456 and 279,443,239 as of March 31, 2015 and December 31, 2014, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of March 31, 2015 and December 31, 2014; issued 80,071,787 and 92,828,470 as of March 31, 2015 and December 31, 2014, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,691	4,855
Retained earnings	1,183	1,150
Accumulated other comprehensive (loss) earnings	(5)	2
Less: treasury stock, 917,087 shares as of March 31, 2015 and 493,737 shares as of December 31, 2014, at cost	(19)	(13)
Total Fidelity National Financial, Inc. shareholders’ equity	5,850	5,994
Non-controlling interests	57	79
Total equity	5,907	6,073
Total liabilities, redeemable non-controlling interest and equity	$13,721	$13,868
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Revenues:
Direct title insurance premiums	$417	$351
Agency title insurance premiums	441	404
Escrow, title related and other fees	808	646
Restaurant revenue	364	354
Interest and investment income	31	29
Realized gains and losses, net	—	2
Total revenues	2,061	1,786
Expenses:
Personnel costs	623	649
Agent commissions	333	307
Other operating expenses	466	418
Cost of restaurant revenue	306	300
Depreciation and amortization	100	117
Provision for title claim losses	51	53
Interest expense	31	31
Total expenses	1,910	1,875
Earnings (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	151	(89)
Income tax expense (benefit)	50	(40)
Earnings (loss) from continuing operations before equity in losses of unconsolidated affiliates	101	(49)
Equity in losses of unconsolidated affiliates	(1)	(31)
Net earnings (loss) from continuing operations	100	(80)
Net earnings from discontinued operations, net of tax	—	7
Net earnings (loss)	100	(73)
Less: Net earnings (loss) earnings attributable to non-controlling interests	14	(51)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$86	$(22)

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to Old FNF common shareholders	$—	$(22)

Net earnings attributable to FNF Group common shareholders	$86	$—

Net earnings attributable to FNFV Group common shareholders	$—	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(In millions, except per share data)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Earnings per share
Basic
Net loss per share from continuing operations attributable to Old FNF common shareholders	$—	$(0.09)
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	0.01
Net loss per share attributable to Old FNF common shareholders	$—	$(0.08)
Net earnings per share attributable to FNF Group common shareholders	$0.31	$—
Net earnings per share attributable to FNFV Group common shareholders	$—	$—

Diluted
Net loss per share from continuing operations attributable to Old FNF common shareholders	$—	$(0.09)
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	0.01
Net loss per share attributable to Old FNF common shareholders	$—	$(0.08)
Net earnings per share attributable to FNF Group common shareholders	$0.30	$—
Net loss per share attributable to FNFV Group common shareholders	$—	$—

Weighted average shares outstanding Old FNF common stock, basic basis	—	274
Weighted average shares outstanding Old FNF common stock, diluted basis	—	282
Cash dividends paid per share Old FNF common stock	$—	$0.18

Weighted average shares outstanding FNF Group common stock, basic basis	278	—
Weighted average shares outstanding FNF Group common stock, diluted basis	288	—
Cash dividends paid per share FNF Group common stock	$0.19	$—

Weighted average shares outstanding FNFV Group common stock, basic basis	90	—
Weighted average shares outstanding FNFV Group common stock, diluted basis	92	—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2015	2014
	(Unaudited)
Net earnings (loss)	$100	$(73)
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	9	9
Unrealized loss on investments in unconsolidated affiliates (2)	(12)	(6)
Unrealized loss on foreign currency translation (3)	(4)	(3)
Other comprehensive loss	(7)	—
Comprehensive earnings (loss)	93	(73)
Less: Comprehensive earnings (loss) attributable to non-controlling interests	14	(51)
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$79	$(22)

Comprehensive loss attributable to Old FNF common shareholders	$—	$(22)

Comprehensive earnings attributable to FNF Group common shareholders	$91	$—

Comprehensive loss attributable to FNFV Group common shareholders	$(12)	$—
_______________________________________

(1)	Net of income tax expense of $5 million and $5 million for the three-month periods ended March 31, 2015 and 2014, respectively.

(2)	Net of income tax benefit of $8 million and $4 million for the three-month periods ended March 31, 2015 and 2014, respectively.

(3)	Net of income tax benefit of $2 million and $2 million for the three-month periods ended March 31, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2014	279	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
Exercise of stock options	1	—	—	—	11	—	—	—	—	—	11	—
Treasury stock repurchased	—	—	—	—	—	—	—	13	(191)	—	(191)	—
Tax benefit associated with the exercise of stock options	—	—	—	—	7	—	—	—	—	—	7	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	9	—	—	—	9	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	(12)	—	—	—	(12)	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	—	—	9	—	—	—	—	(5)	4	9
Retirement of treasury shares	—	—	(12)	—	(185)	—	—	(12)	185	—	—	—
Dividends declared	—	—	—	—	—	(53)	—	—	—	—	(53)	—
Purchase of additional share in non-controlling interests	—	—	—	—	(6)	—	—	—	—	—	(6)	—
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—
Contributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	(27)	(27)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Net earnings	—	—	—	—	—	86	—	—	—	14	100	—
Balance, March 31, 2015	280	$—	81	$—	$4,691	$1,183	$(5)	1	$(19)	$57	$5,907	$724
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$100	$(73)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	100	132
Equity in losses of unconsolidated affiliates	1	31
Gain on sales of investments and other assets, net	—	(2)
Gain on sale of Cascade Timberlands	(12)	—
Stock-based compensation cost	13	12
Tax benefit associated with the exercise of stock options	(7)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in pledged cash, pledged investments, and secured trust deposits	(3)	(4)
Net increase in trade receivables	(18)	(37)
Net increase in prepaid expenses and other assets	(37)	(49)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(137)	(251)
Net decrease in reserve for title claim losses	(9)	(10)
Net change in income taxes	43	11
Net cash provided by (used in) operating activities	34	(242)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	173	257
Proceeds from calls and maturities of investment securities available for sale	75	72
Proceeds from sales of other assets	14	2
Additions to property and equipment and capitalized software	(43)	(36)
Purchases of investment securities available for sale	(326)	(284)
Net proceeds from (purchases of) short-term investment securities	137	(233)
Net purchases of other long-term investments	(20)	(20)
(Contributions to) distributions from investments in unconsolidated affiliates	(2)	7
Net other investing activities	(9)	(1)
Acquisition of Lender Processing Services, Inc., net of cash acquired	—	(2,248)
Acquisition of USA Industries, Inc., net of cash acquired	—	(40)
Acquisition of BPG Holdings, LLC, net of cash acquired	(43)	—
Proceeds from sale of Cascades Timberlands	56	—
Other acquisitions/disposals of businesses, net of cash acquired	(11)	—
Net cash provided by (used in) investing activities	1	(2,524)
Cash flows from financing activities:
Borrowings	81	1,407
Debt service payments	(2)	(479)
Additional investment in non-controlling interest	(6)	—
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	—	687
Dividends paid	(53)	(49)
Subsidiary dividends paid to non-controlling interest shareholders	(1)	(3)
Exercise of stock options	11	9
Tax benefit associated with the exercise of stock options	7	2
Purchases of treasury stock	(191)	—
Net cash (used in) provided by financing activities	(154)	1,574
Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(119)	(1,192)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	564	1,630
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$445	$438
Supplemental cash flow information:
Income taxes paid, net	$1	$55
Interest paid	$24	$26
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications have been made in the 2014 Condensed Consolidated Financial Statements to conform to classifications used in 2015. In addition, we have corrected a prior period error in the Statement of Cash Flows. The correction was between cash flows from operating activities and cash flows from investing activities for the three months ended March 31, 2014 and resulted in an increase in cash used in operating activities of $81 million and a decrease in cash used in investing activities of $81 million. There was no impact on our other Condensed Consolidated Financial Statements presented.
Description of the Business
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC ("ServiceLink"). In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of March 31, 2015, we had the following reporting segments:
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

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. This segment also includes J. Alexander's, in which we have an 87% ownership interest, which includes their self-named J. Alexander's concept as well as the Redlands Grill and the Stoney River Steakhouse and Grill concepts.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as Digital Insurance in which we own 96% and other smaller operations which are not title related.

Recent Developments
On April 23, 2015, BKFS provided notice to the holders of their senior notes ("Black Knight Senior Notes") their intention to redeem approximately $205 million in aggregate principal of the outstanding Black Knight Senior Notes at a price of 105.750%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

(the “Redemption”) on May 29, 2015 (the “Redemption Date”), plus any accrued and unpaid interest redeemed to, but not including, the Redemption Date. BKFS will incur a charge on the Redemption of $12 million and will also reduce the bond premium by $7 million for the portion of the premium that relates to the redeemed Black Knight Senior Notes, resulting in a net charge on the Redemption of $5 million. Following the Redemption, $390 million in aggregate principal of BKFS Senior Notes will remain outstanding. The Redemption is revocable by BKFS, and is subject to the successful completion of their planned initial public offering of Black Knight Financial Services, Inc.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of Cascade Timberlands, LLC, ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. The effect of the sale on net earnings was approximately $12 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the three months ended March 31, 2015. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
On December 23, 2014, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of Black Knight Financial Services, Inc. ("BKFSI") common stock. BKFSI is currently presented as the BKFS segment. On May 4, 2015, we filed amendment number 4 to the initial registration statement with the SEC.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We have consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
Remy
On December 31, 2014, we completed the distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. We continue to hold $29 million in Remy bonds, which are included in Fixed maturities available for sale on the Condensed Consolidated Balance Sheet. Prior to the Spin-off these investments were eliminated in consolidation.
As a result of the Spin-off discussed above, the results from Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three months ended March 31, 2014. Total revenue included in discontinued operations was $302 million for the three months ended March 31, 2014. Pre-tax earnings included in discontinued operations were $10 million for the three months ended March 31, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of Remy to the Statement of Operations is shown below:

Three months ended March 31, 2014
(In millions)
Revenues:
Auto parts revenues	$302
Total	302

Expenses:
Personnel costs	22
Other operating expenses	10
Cost of auto parts revenues	254
Depreciation & amortization	1
Interest expense	5
Total expenses	292

Earnings from discontinued operations before income taxes	10
Income tax expense	3
Net earnings from discontinued operations	7
Less: Net earnings attributable to non-controlling interests	3
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	$4
Cash flow from discontinued operations data:
Net cash used in operations	$(9)
Net cash used in investing activities	(47)
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share based payments which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 3 million antidilutive options during the three month period ended March 31, 2015. As we recorded a net loss during the three months ended March 31, 2014, there were no antidilutive options.
As of the close of business on June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. As a result of the recapitalization, the weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the three month period ended March 31, 2014 includes shares of Old FNF common stock. The weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the three month period ended March 31, 2015 includes shares of FNF Group common stock and FNFV Group common stock. Earnings per share for all periods presented is attributed to the related class of common stock.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 Consolidation (Topic 810). This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 or that operate under requirements similar to those in Rule 2a-7 from the U.S. GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application prior periods. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet determined the effect of the standard on our ongoing financial reporting. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted.
In April 2015, FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB's current plan to simplify overly complex standards. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted for financial statements that have not been issued. We do not expect the new guidance to have a significant effect on our consolidated financial statements and related disclosures, although we have not yet determined the full effect of the standard on our ongoing financial reporting.

Note B — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$114	$—	$114
State and political subdivisions	—	904	—	904
Corporate debt securities	—	1,771	—	1,771
Mortgage-backed/asset-backed securities	—	101	—	101
Foreign government bonds	—	115	—	115
Preferred stock available for sale	62	210	—	272
Equity securities available for sale	199	9	—	208
Total assets	$261	$3,224	$—	$3,485

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	948	—	948
Corporate debt securities	—	1,820	—	1,820
Mortgage-backed/asset-backed securities	—	105	—	105
Foreign government bonds	—	37	—	37
Preferred stock available for sale	50	173	—	223
Equity securities available for sale	145	—	—	145
Total assets	$195	$3,198	$—	$3,393

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

•
Equity securities available for sale:  these securities are valued using a blending of two models, a discounted cash flow model and a comparable company model utilizing earnings and multiples of similar publicly traded companies.

As of March 31, 2015 and December 31, 2014 we held no assets nor liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$114	$111	$3	$—	$114
State and political subdivisions	904	874	30	—	904
Corporate debt securities	1,771	1,745	42	(16)	1,771
Mortgage-backed/asset-backed securities	101	96	5	—	101
Foreign government bonds	115	120	1	(6)	115
Preferred stock available for sale	272	268	6	(2)	272
Equity securities available for sale	208	124	90	(6)	208
Total	$3,485	$3,338	$177	$(30)	$3,485

	December 31, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$115	$112	$3	$—	$115
State and political subdivisions	948	917	31	—	948
Corporate debt securities	1,820	1,793	37	(10)	1,820
Mortgage-backed/asset-backed securities	105	101	4	—	105
Foreign government bonds	37	40	—	(3)	37
Preferred stock available for sale	223	223	3	(3)	223
Equity securities available for sale	145	72	79	(6)	145
Total	$3,393	$3,258	$157	$(22)	$3,393
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2015:

	March 31, 2015
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$294	10%	$295	10%
After one year through five years	2,080	71	2,118	71
After five years through ten years	467	16	481	16
After ten years	9	—	10	—
Mortgage-backed/asset-backed securities	96	3	101	3
Total	$2,946	100%	$3,005	100%
Subject to call	$1,718	58%	$1,741	58%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,422 million and $1,440 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of March 31, 2015.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014, were as follows (in millions):

March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$206	$(15)	$9	$(1)	$215	$(16)
Foreign government bonds	19	(2)	15	(4)	34	(6)
Preferred stock available for sale	40	(1)	19	(1)	59	(2)
Equity securities available for sale	36	(6)	—	—	36	(6)
Total temporarily impaired securities	$301	$(24)	$43	$(6)	$344	$(30)

December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	682	(9)	17	(1)	699	(10)
Foreign government bonds	21	(1)	16	(2)	37	(3)
Equity securities available for sale	8	(6)	—	—	8	(6)
Preferred stock available for sale	59	(1)	19	(2)	78	(3)
Total temporarily impaired securities	$770	$(17)	$52	$(5)	$822	$(22)
We recorded no impairment charges relating to investments during the three-month periods ended March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, we held $4 million and $5 million, respectively, in fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ending March 31, 2015 and 2014, respectively:

	Three months ended March 31, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$238
Preferred stock available for sale	—	—	—	5
Equity securities available for sale	1	(2)	(1)	5
Other long-term investments			—	14
Total			$—	$262

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended March 31, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$2	$—	$2	$301
Preferred stock available for sale	—	(2)	(2)	28
Other long-term investments			2	2
Total			$2	$331
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2015 and December 31, 2014, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	March 31, 2015	December 31, 2014
Ceridian	32%	$704	$725
Other	Various	44	45
Total		$748	$770

Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $32 million as of March 31, 2015 and December 31, 2014, respectively. We did not purchase nor dispose of any Ceridian Bonds for the three months ended March 31, 2015.
We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the three-month period ended March 31, 2014 includes our equity in Ceridian's earnings for the six-month period ended March 31, 2014. Our net earnings for the three month period ended March 31, 2015 includes our equity in Ceridian's earnings for the corresponding three-month period ended March 31, 2015.
During the three month periods ended March 31, 2015 and 2014, we recorded $2 million and $30 million, in equity in losses of Ceridian, respectively. There were $1 million and $(1) million in equity in earnings (losses) of other unconsolidated affiliates during the three month periods ended March 31, 2015 and 2014, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in our Condensed Consolidated Financial Statements is presented below.

	March 31, 2015	December 31, 2014
	(In millions)
Total current assets before customer funds	$1,367	$1,417
Customer funds	4,234	4,957
Goodwill and other intangible assets, net	2,407	2,509
Other assets	139	92
Total assets	$8,147	$8,975
Current liabilities before customer obligations	$168	$205
Customer obligations	4,208	4,931
Long-term obligations, less current portion	1,167	1,168
Other long-term liabilities	390	391
Total liabilities	5,933	6,695
Equity	2,214	2,280
Total liabilities and equity	$8,147	$8,975

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2014
	(In millions)
Total revenues	$208	$750
Loss before income taxes	(6)	(105)
Net loss	(9)	(105)

Note D —Notes Payable
Notes payable consists of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$398
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	288	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
FNF Term Loan, interest payable monthly at LIBOR + 1.63% (1.80% at March 31, 2015), due January 2019	1,100	1,100
Revolving Credit Facility, unsecured, unused portion of $800 at March 31, 2015, due July 2018 with interest payable monthly at LIBOR + 1.45%	—	—
Unsecured Black Knight Infoserv notes, including premium, interest payable semi-annually at 5.75%, due April 2023	616	616
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (2.93% at March 31, 2015), due August 2019	107	108
Digital Insurance Revolving Credit Facility, unused portion $39 at March 31, 2015, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50%	81	—
ABRH Revolving Credit Facility, unused portion of $83 at March 31, 2015, due August 2019 with interest payable monthly at LIBOR + 2.75%	—	—
J. Alexander's Revolving Credit Facility, unused portion of $15 at March 31, 2015, due December 2019, interest payable monthly at LIBOR + 2.25%	—	—
Other	16	16
	$2,906	$2,826
At March 31, 2015, the estimated fair value of our long-term debt was approximately $3,300 million or $394 million higher than its carrying value. The carrying value of our FNF and ABRH term loans approximate the fair value at March 31, 2015 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,996 million as of March 31, 2015. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2015 and are considered Level 2 financial liabilities. The carrying value of the Digital Insurance revolving credit facility approximates fair value at March 31, 2015, as it was entered into during the first quarter of 2015. The revolving credit facilities are considered Level 2 financial liabilities.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and the other financial institutions party thereto. The Digital Insurance Facility provides for a maximum revolving loan of up to $120 million with a maturity date of March 31, 2020. The Digital Insurance Facility is guaranteed by Digital Insurance Holdings, Inc. (“DIH”) and each subsidiary of Digital Insurance (together with DIH, the “Loan Parties”) and secured by (i) a lien on all equity interests in Digital Insurance and each of its present and future subsidiaries, (ii) all property and assets of Digital Insurance and (iii) all proceeds and products of the property described in (i) and (ii) above. Pricing under the Digital Insurance Facility is based on an applicable margin between 250 and 350 basis points over LIBOR and between 150 and 250 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the Bank of America “prime rate” and (c) 100 basis points in excess of the one month LIBOR adjusted daily rate). A commitment fee amount is also due at a rate per annum equal to

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

between 25 and 40 basis points on the actual daily unused portions of the Digital Insurance Facility. The Digital Insurance Facility also allows Digital Insurance to request up to $15 million in letters of credit commitments and $10 million in swingline debt from Bank of America. The Digital Insurance Facility allows Digital Insurance to elect to increase the amount of revolving commitments by up to $40 million so long as (i) no default or event of default exists under the Digital Insurance Facility at the time of such request and (ii) Digital Insurance is in compliance with its financial covenants on a pro forma basis after giving effect to such request. The Digital Insurance facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on Digital Insurance’s creation of liens, incurrence of indebtedness, dispositions of assets, restricted payments and transactions with affiliates. The Digital Insurance Facility includes customary events of default for facilities of this type, which include a cross-default provision whereby an event of default will be deemed to have occurred if any Loan Party fails to make any payment when due in respect of any indebtedness having a principal amount of $7.5 million or more or otherwise defaults under such indebtedness and such default results in a right by the lender to accelerate such Loan Party’s obligations. As of March 31, 2015, Digital Insurance had outstanding debt of $81 million under the Digital Insurance Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as Syndication Agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. As of March 31, 2015, ABRH has no outstanding borrowings under the ABRH Revolver. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH has borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee amount is also due at a rate per annum equal to between 325 and 400 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million, (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH 's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $75 million if such dividend occurs on or before November 17, 2014, or up to $1.5 million if such dividend occurs on or before June 15, 2016. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. ABRH had $17 million of outstanding letters of credit and $83 million of remaining borrowing capacity under our revolving credit facility as of March 31, 2015.
On January 2, 2014, as a result of the LPS acquisition, FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due in 2023, initially issued by Black Knight Infoserv, LLC (formerly LPS, "Black Knight Infoserv") on October 12, 2012 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were registered under the Securities Act of 1933, as amended,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is payable semi-annually on the 15th day of April and October. The Black Knight Senior Notes are senior unsecured obligations and were guaranteed by us as of January 2, 2014. At any time and from time to time, prior to October 15, 2015, Black Knight Infoserv may redeem up to a maximum of 35% of the original aggregate principal amount of the Black Knight Senior Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, Black Knight Infoserv may redeem some or all of the Black Knight Senior Notes at the redemption prices described in the Black Knight Senior Notes indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, Black Knight Infoserv is required to offer to purchase all outstanding Black Knight Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).The Black Knight Senior Notes contain covenants that, among other things, limit Black Knight Infoserv's ability and the ability of certain of its subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than Black Knight Infoserv or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to Black Knight Infoserv or certain other subsidiaries, (ii) repay any debt or make any loans or advances to Black Knight Infoserv or certain other subsidiaries or (iii) transfer any property or assets to Black Knight Infoserv or certain other subsidiaries, (f) to sell or dispose of assets of Black Knight Infoserv or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. As a result of our guarantee of the Black Knight Senior Notes on January 2, 2014, the notes became rated investment grade. The indenture provides that certain covenants are suspended while the Black Knight Senior Notes are rated investment grade. Currently covenants (a), (b), (e), certain provisions of (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the notes are rated investment grade, as defined in the indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Black Knight Senior Notes indenture. The Black Knight Senior Notes contain customary events of default, including failure of Black Knight Infoserv (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Black Knight Senior Notes tendered as required by the Black Knight Senior Notes. Events of default also include defaults with respect to any other debt of Black Knight Infoserv or debt of certain subsidiaries having an outstanding principal amount of $80 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to Black Knight Infoserv or certain subsidiaries), the trustee or holders of at least 25% of the Black Knight Senior Notes then outstanding may accelerate the Black Knight Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to Black Knight Infoserv or certain subsidiaries, then the principal of and accrued interest on the Black Knight Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder. Subsequent to year end, on January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions above at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequently purchased by us on February 24, 2014.
On July 11, 2013, FNF entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permits us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 163 basis points over LIBOR. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Revolving Credit Facility. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate technical changes to describe the structure of the LPS merger. As part of the acquisition of LPS on January 2, 2014, the Term Loan Agreement was fully funded.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amends the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay a facility fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% will increase to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. Also on October 24, 2013, FNF entered into amendments to amend the Revolving Credit Facility to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate other technical changes to describe the structure of the LPS merger. As of March 31, 2015 there was no outstanding balance under the Revolving Credit Facility.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any 10 consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. As of October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. On March 28, 2014, $42 thousand in principal of these bonds were converted at the election of the bondholder. These bonds had a fair value of $65 thousand. The conversion was completed in the second quarter of 2014.
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

Gross principal maturities of notes payable at March 31, 2015 are as follows (in millions):
2015 (remaining)	$114
2016	174
2017	528
2018	530
2019	463
Thereafter	1,094
$2,903

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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. These companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $90 million as of March 31, 2015 and $95 million as of December 31, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
Operating Leases
Future minimum operating lease payments are as follows (in millions):

2015 (remaining)	$182
2016	245
2017	147
2018	117
2019	90
Thereafter	276
Total future minimum operating lease payments	$1,057
Note F — Dividends
On May 1, 2015, our Board of Directors declared cash dividends of $0.19 per share, payable on June 30, 2015, to FNF Group common shareholders of record as of June 16, 2015.

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended March 31, 2015:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$858	$—	$—	$858	$—	$—	$—	$858
Other revenues	472	227	(4)	695	—	113	113	808
Restaurant revenues	—	—	—	—	364	—	364	364
Revenues from external customers	1,330	227	(4)	1,553	364	113	477	2,030
Interest and investment income, including realized gains and losses	30	—	—	30	—	1	1	31
Total revenues	1,360	227	(4)	1,583	364	114	478	2,061
Depreciation and amortization	37	45	1	83	13	4	17	100
Interest expense	—	8	21	29	2	—	2	31
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	118	40	(28)	130	10	11	21	151
Income tax expense	43	—	4	47	—	3	3	50
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	75	40	(32)	83	10	8	18	101
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	(3)	(3)	(1)
Earnings (loss) from continuing operations	$77	$40	$(32)	$85	$10	$5	$15	$100
Assets	$8,309	$3,599	$64	$11,972	$665	$1,084	$1,749	$13,721
Goodwill	2,291	2,224	3	4,518	118	76	194	4,712

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2014:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1) (2)	Total FNFV	Total

Title premiums	$755	$—	$—	$755	$—	$—	$—	$755
Other revenues	422	205	(9)	618	—	28	28	646
Restaurant revenues	—	—	—	—	354	—	354	354
Revenues from external customers	1,177	205	(9)	1,373	354	28	382	1,755
Interest and investment income, including realized gains and losses	30	—	—	30	—	1	1	31
Total revenues	1,207	205	(9)	1,403	354	29	383	1,786
Depreciation and amortization	38	62	1	101	13	3	16	117
Interest expense	—	8	22	30	2	(1)	1	31
(Loss) earnings from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	(3)	(86)	(11)	(100)	9	2	11	(89)
Income tax expense (benefit)	10	(11)	(36)	(37)	—	(3)	(3)	(40)
(Loss) earnings from continuing operations, before equity in (loss) earnings of unconsolidated affiliates	(13)	(75)	25	(63)	9	5	14	(49)
Equity in loss of unconsolidated affiliates	—	—	—	—	—	(31)	(31)	(31)
(Loss) earnings from continuing operations	$(13)	$(75)	$25	$(63)	$9	$(26)	$(17)	$(80)
Assets	$8,006	$3,833	$227	$12,066	$676	$1,950	$2,626	$14,692
Goodwill	2,161	2,068	3	4,232	119	358	477	4,709
(1) Assets as of March 31, 2014 include $1,290 million for Remy, which is now presented as discontinued operations.
(2) Goodwill as of March 31, 2014 includes $263 million for Remy, which is now presented as discontinued operations.

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
FNFV
Restaurant Group
This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. This segment also includes J. Alexander's, in which we have an 87% ownership interest, which includes their self-named J. Alexander's concept as well as the Redlands Grill and the Stoney River Steakhouse and Grill concepts.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Form 10-K for the year ended December 31, 2014 and other filings with the Securities and Exchange Commission.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures, known as "FNFV." Through our Core operations, FNF is a leading provider of title insurance, technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, LLC ("BKFS") and ServiceLink Holdings, LLC. In addition, in our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have five reporting segments as follows:
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
FNFV
Restaurant Group
This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. This segment also includes J. Alexander's, in which we have an 87% ownership interest, which includes their self-named J. Alexander's concept as well as the Redlands Grill and the Stoney River Steakhouse and Grill concepts.

FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.
Recent Developments
On April 23, 2015, pursuant to Section 3.02 of the Indenture, BKFS provided notice to the holders of their senior notes ("Black Knight Senior Notes") their intention to redeem approximately $205 million in aggregate principal of the outstanding Black Knight Senior Notes at a price of 105.750% (the “Redemption”) on May 29, 2015 (the “Redemption Date”), plus any accrued and unpaid interest on the Senior Notes redeemed to, but not including, the Redemption Date. BKFS will incur a charge on the Redemption of $12 million and will also reduce the bond premium by $7 million for the portion of the premium that relates to the redeemed Black Knight Senior Notes, resulting in a net charge on the Redemption of $5 million. Following the Redemption, $390 million in aggregate principal of BKFS Senior Notes will remain outstanding. The Redemption is revocable by BKFS, and is subject to the successful completion of their planned initial public offering.
On March 20, 2015 we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of Cascade Timberlands, LLC, ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. The effect of the sale on net earnings was approximately $12 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the three months ended March 31, 2015. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
On December 23, 2014, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of Black Knight Financial Services, Inc. ("BKFSI") common stock. BKFSI is currently presented as the BKFS segment. On May 4, 2015, we filed amendment number 4 to the initial registration statement with the SEC.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We have consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
On December 31, 2014 we completed the distribution (the "Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As a result of the Spin-off, the results from Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three months ended March 31, 2014. Total revenue included in discontinued operations was $302 million for the three months ended March 31, 2014. Pre-tax earnings included in discontinued operations were $10 million, for the three months ended March 31, 2014.
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
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%. The Federal Reserve recently indicated its intentions to raise the federal funds rate in the current year; however, there are no assurances as to the timing or severity of the increase. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through 2014, mortgage interest rates declined moderately.

In the fourth quarter of 2014, interest rates dropped below 4.00% and have remained between 3.50% and 4.00% through the end of March 2015.
As of April 20, 2015, the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2013 - 2016 in their "Mortgage Finance Forecast" (in trillions):

	2016	2015	2014	2013
Purchase transactions	$0.8	$0.7	$0.6	$0.7
Refinance transactions	0.4	0.5	0.5	1.1
Total U.S. mortgage originations forecast	$1.2	$1.2	$1.1	$1.8
As shown above, the originations in 2013 were driven primarily by refinance transactions, which coincided with the historically low interest rates experienced during 2012 and 2013. In 2014 there was an approximately $700 billion or 39% decrease in mortgage originations primarily driven by the decrease in refinance activity resulting from the extended period of low interest rates. The MBA predicts mortgage originations in 2015 and 2016 will remain relatively consistent with those experienced in 2014, with a slight increase in purchase transactions.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including the first three months of 2015, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
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
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In response to these freezes, the Office of the Comptroller of the Currency ("OCC") reviewed the foreclosure practices in the residential mortgage loan servicing industry. On April 13, 2011, the OCC and other federal regulators (collectively the "banking agencies") announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. The consent orders require the servicers to promptly correct deficiencies and make improvements in practices for residential mortgage loan servicing and foreclosure processing, including improvements to future communications with borrowers and a comprehensive "look back" to assess whether foreclosures complied with federal and state laws and whether any deficiencies in the process or related documentation resulted in financial injury to borrowers. Our title insurance underwriters were not involved in these enforcement actions and we do not believe that our title insurance underwriters are exposed to significant losses resulting from faulty foreclosure practices. Our title insurance underwriters issue title policies on real estate owned properties to new purchasers and lenders to those purchasers. We believe that these policies will not result in significant additional claims exposure to us because even if a court sets aside a foreclosure due to a defect in documentation, the foreclosing lender would be required to return to our insureds all funds obtained from them, resulting in reduced exposure under the title insurance policy. Further, we believe that under current law and the rights we have under our title insurance policies, we would have the right to seek recovery from the foreclosing lender in the event of a failure to comply with state laws or local practices in connection with a foreclosure. The former LPS and certain of its subsidiaries entered into a consent order with the banking agencies in relation to its default operations, now part of our Title segment. As part of the consent order, LPS agreed to further study the issues identified in the review and enhance its compliance, internal audit, risk management and board oversight plans with respect to the related businesses, among additional agreed undertakings. In January 2013, ten large mortgage servicers concluded the reviews required by the 2011 consent orders and agreed to monetary settlements, and LPS also entered into settlement agreements, in January 2013 with 49 States and the District of Columbia relating to certain practices within its default operations, and in February 2014, ServiceLink, a subsidiary of our Title segment and formerly part of LPS, also settled with the State of Nevada and the Federal Deposit Insurance Corporation. In April 2013, these mortgage servicers began making restitution under these settlements.

In addition to state-level regulation, segments of our FNF core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") which also included regulation over financial services and other lending related businesses including BKFS. The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for the consumer. The additional disclosure requirements will require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after August 1, 2015. These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Readiness for and compliance with these rules also requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants. Although there can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, we have reviewed the new requirements, and are reviewing and updating our policies, procedures and technology resources as appropriate. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them to comply with the increased regulatory oversight and burdens. BKFS has developed solutions that target this need, which has resulted in additional revenue.
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2014 and into 2015, we have seen seasonality trends return to historical patterns.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2015	2014
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$417	$351
Agency title insurance premiums	441	404
Escrow, title-related and other fees	808	646
Restaurant revenue	364	354
Interest and investment income	31	29
Realized gains and losses, net	—	2
Total revenues	2,061	1,786
Expenses:
Personnel costs	623	649
Agent commissions	333	307
Other operating expenses	466	418
Cost of restaurant revenue	306	300
Depreciation and amortization	100	117
Provision for title claim losses	51	53
Interest expense	31	31
Total expenses	1,910	1,875
Earnings (loss) from continuing operations before income taxes and equity in losses of unconsolidated affiliates	151	(89)
Income tax expense (benefit)	50	(40)
Equity in losses of unconsolidated affiliates	(1)	(31)
Net earnings (loss) from continuing operations	$100	$(80)
 Revenues.
Total revenues increased $275 million in the three months ended March 31, 2015, compared to the 2014 period. The increase consisted of a $180 million increase at FNF Core and a $95 million increase at FNFV.
Total net earnings from continuing operations increased $180 million in the three months ended March 31, 2015, compared to the 2014 period. The increase consisted of a $148 million increase at FNF Core and $32 million increase at FNFV.
FNF Core includes the results of operations of our Title segment and our BKFS segment as well as the FNF Core Corporate and Other segment which includes the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
FNFV includes our share in the operations of certain equity investments, including Ceridian, as well as the results of operations of our portfolio companies including restaurant revenue from ABRH and J. Alexander's, and within FNFV corporate and other, the results of Digital Insurance and other smaller operations which are not title related.
The change in revenue from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of personnel costs; other operating expenses, which in our title business are incurred as orders are received and processed and at BKFS are incurred for data processing and program design and development costs; agent commissions, which are incurred as revenue is recognized; and cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided.

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
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs that are directly attributable to the operations of the Restaurant Group are included in Cost of restaurant revenue.
Agent commissions represent the portion of premiums retained by our third-party agents pursuant to the terms of their respective agency contracts.
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
Cost of restaurant revenue includes cost of food and beverage, primarily the costs of beef, groceries, produce, seafood, poultry and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates, payroll and related costs and expenses directly relating to restaurant level activities, and restaurant operating costs including occupancy and other operating expenses at the restaurant level.
The provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses.
The change in expenses from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Income tax expense (benefit) was $50 million and $(40) million in the three-month periods ended March 31, 2015 and 2014, respectively. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes was 33% and 45% for the three-month periods ended March 31, 2015 and 2014, respectively. Income taxes as a percentage of earnings (loss) before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense in the three-months ending March 31, 2014 is a $12 million income tax benefit related to our portion of $30 million equity in losses recorded during the period related to our minority investment in Ceridian.
Equity in losses of unconsolidated affiliates was $1 million and $31 million for the three-month periods ended March 31, 2015 and 2014, respectively. The equity in losses in 2015 and 2014 consisted primarily of net losses related to our investment in Ceridian, which is described further at the segment level below.

FNF Core
Title
The following table presents the results from operations of our FNF Core segment:

	Three months ended March 31,
	2015	2014
	(In millions)
Revenues:
Direct title insurance premiums	$417	$351
Agency title insurance premiums	441	404
Escrow, title related and other fees	472	422
Interest and investment income	30	28
Realized gains and losses, net	—	2
Total revenues	1,360	1,207
Expenses:
Personnel costs	483	462
Agent commissions	333	307
Other operating expenses	338	350
Depreciation and amortization	37	38
Provision for title claim losses	51	53
Total expenses	1,242	1,210
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$118	$(3)
Orders opened by direct title operations (000's)	578	469
Orders closed by direct title operations (000's)	345	295
Fee per file	$1,833	$1,858
Total revenues for the Title segment increased $153 million, or 13%, in the three months ended March 31, 2015 from the 2014 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:
	Three months ended March 31,
		% of		% of
	2015	Total	2014	Total
	(Dollars in millions)
Title premiums from direct operations	$417	49%	$351	46%
Title premiums from agency operations	441	51	404	54
Total title premiums	$858	100%	$755	100%
Title premiums increased 14% in the three months ended March 31, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $66 million, or 19%, and an increase in premiums from agency operations of $37 million, or 9% in the three months ended March 31, 2015.

The following table presents the percentages of closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Three months ended March 31,
	2015	2014
Opened title insurance orders from purchase transactions (1)	46.7%	57.1%
Opened title insurance orders from refinance transactions (1)	53.3	42.9
	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	46.5%	54.5%
Closed title insurance orders from refinance transactions (1)	53.5	45.5
	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2015 as compared to 2014 primarily due to an increase in closed order volumes. The increase in closed order volumes was primarily related to a significant increase in both refinance and purchase transactions as highlighted by the increase in closed orders. Closed order volumes were 345,000 in the three months ended March 31, 2015 compared with 295,000 in the three months ended March 31, 2014, an increase of 17%. The average fee per file in our direct operations was $1,833 in the three months ended March 31, 2015, compared to $1,858 in the three months ended March 31, 2014, with the decrease reflecting a higher volume of refinance transactions, which have a lower fee per file, offset by an increase in commercial transactions which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of the overall increase in real estate activity over the comparable period. The increase was consistent with the increase in direct operations, slightly offset by the higher mix of refinance transactions in our agency operations.
Escrow, title related and other fees increased by $50 million, or 12% in the three months ending March 31, 2015 from 2014. Escrow fees, which are more directly related to our direct operations, increased $24 million, or 19%, in the three months ended March 31, 2015 compared to the 2014 period. The increase is consistent with the increase in direct title premiums.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $2 million in the three months ended March 31, 2015 compared to the 2014 period. The increase is due primarily to an increase in dividends on our preferred stock portfolio and distributions from our long term investments during the three months ended March 31, 2015 from the 2014 period. Income from our fixed maturity portfolio, the largest percentage of our portfolio, remained flat over the comparable period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $21 million, or 5% increase in the three-month period ended March 31, 2015 compared to the 2014 period is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue. These increases were offset by a slightly lower headcount in the three months ended March 31, 2015 from the 2014 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 54% for the three month period ended March 31, 2015 and 60% for the three-month period ended March 31, 2014. Average employee count in the Title segment was 19,627 and 19,837 in the three-month periods ended March 31, 2015 and 2014, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses decreased $12 million, or 3% in the three months ending March 31, 2015 from 2014. Other operating expenses decreased primarily due to a reduction in professional fees in 2015 from 2014 related to costs incurred for the acquisition of LPS.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions, which have remained consistent since 2014:

	Three months ended March 31,
	2015	%	2014	%
	(Dollars in millions)
Agent premiums	441	100%	404	100%
Agent commissions	333	76%	307	76%
Net retained agent premiums	$108	24%	$97	24%
Depreciation and amortization in the title segment decreased $1 million in the three months ended March 31, 2015 from the 2014 period.
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
The claim loss provision for title insurance was $51 million and $53 million for the three-month periods ended March 31, 2015 and 2014, respectively, and reflects an average provision rate of 6% and 7% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
BKFS
The results of the FNF Core segment reflected in the three months ended March 31, 2015 include the results of BKFS and subsidiaries. The following table presents the results from operations of BKFS:

	Three months ended March 31,
	2015	2014
	(In millions)
Revenues:
Total revenues	$227	$205
Expenses:
Personnel costs	97	144
Other operating expenses	37	77
Depreciation and amortization	45	62
Interest expense	8	8
Total expenses	187	291
Earnings (loss) from continuing operations before income taxes	$40	$(86)
The results of the BKFS segment were positively affected by both a $22 million increase in total revenues in the three months ended March 31, 2015 compared to the 2014 period, and the reduction in costs related to the acquisition and integration of LPS by FNF on January 2, 2014. During the three months ended March 31, 2014, the results of BKFS contain $35 million of transaction expenses, $24 million in severance expenses, and a $13 million expense to accrue for bonuses for the synergy bonus program.
Earnings from continuing operations before income taxes increased $126 million in the three months ending March 31, 2015 compared to the 2014 period. The increase is primarily attributable to the increased revenue and decreased costs discussed above.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

The FNF Core Corporate and Other segment generated revenues of $(4) million and $(9) million for the three months ended  March 31, 2015 and 2014, respectively. The revenue in both periods represents the elimination of revenues between our BKFS segment and our Title segment.
Other operating expenses in the FNF Core Corporate and Other segment were $(3) million and $(28) million for the three months ended March 31, 2015 and 2014, respectively. The increase in the three month period is due to the inclusion of an approximately $24 million in reimbursements of transaction costs related to the LPS acquisition in the three months ended March 31, 2014 from the Title and BKFS segments. Both periods also reflect the elimination of software license fees between our BKFS segment and our Title segment.
Interest expense was $21 million and $22 million for the three months ended March 31, 2015 and 2014, respectively. The slight decrease is attributable to the lower average outstanding debt over the period.
This segment generated pretax losses of $28 million and $11 million for the three months ended March 31, 2015 and 2014, respectively. The change was due to the reasons discussed above, primarily the change in Other operating expenses.

Restaurant Group	Three months ended March 31,
	2015	2014
	(In millions)
Revenues:
Total restaurant revenue	$364	$354
Expenses:
Personnel costs	17	16
Cost of restaurant revenue	306	300
Other operating expenses	16	14
Depreciation and amortization	13	13
Interest expense	2	2
Total expenses	354	345
Earnings from continuing operations before income taxes	$10	$9
Total revenues for the Restaurant group segment increased $10 million, or 3%, in the three months ended March 31, 2015, from the 2014 period.
Earnings from continuing operations before income taxes increased $1 million in the three months ending March 31, 2015, from the 2014 period which is a result of the increased revenue period over period offset by slightly higher Other operating expenses.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, and other smaller operations which are not title related. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments. During 2014, the LTIP was frozen and then was terminated on December 31, 2014. Also during 2014, we established our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events relating to our investments, and such events result in realized or realizable pre-tax gains.
The FNFV Corporate and Other segment generated revenues of $114 million and $29 million for the three months ending March 31, 2015 and 2014, respectively, reflecting an increase of $85 million, or 293%. The increase is primarily attributable to the sale of Cascade Timberlands in the current quarter. The change also includes an increase in revenue of $6 million in the three months ending March 31, 2015 from the 2014 period at Digital Insurance. Digital Insurance made several acquisitions subsequent to March 31, 2014, which account for this growth in revenue.
Personnel costs were $21 million and $20 million for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily attributable to the aforementioned acquisitions by Digital Insurance.
This segment generated pretax earnings of $11 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, with the change due to the increase in revenues described above.
Equity in losses of unconsolidated affiliates was $3 million and $31 million for the three months ended March 31, 2015 and 2014, respectively. The equity in losses of unconsolidated affiliates for the three-months ending March 31, 2014 includes six months of Ceridian's results, as in the first quarter of 2014 we transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the results for the three month period ending March 31, 2014 includes $31 million of equity in losses of unconsolidated affiliates, which represents our portion of Ceridian's net losses for the six month period ending March 31, 2014 as well as the settlement of Ceridian's U.S. Fueling Merchants lawsuit.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.19 per share for the first quarter of 2015, or approximately $53 million to our FNF Group common shareholders. On May 1, 2015, our Board of Directors declared cash dividends of $0.19 per share, payable on June 30, 2015, to FNF Group common shareholders of record as of June 16, 2015. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2014, $2,108 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2015, our title subsidiaries could pay or make distributions to us of approximately $236 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by (used in) operations for the three months ended March 31, 2015 and 2014 totaled $34 million and $(242) million, respectively. The increase of $276 million is primarily due to the reduction of expenses in the current period from those incurred in the prior year period including $41 million of transaction costs and $9 million in severance payments related to the acquisition of LPS, bonus payments of $191 million including payments under the Long Term Incentive Program (LTIP), and $48 million in payments made for certain legal matters relating to historic LPS matters. These cash outflows were offset by tax refunds of $62 million on LPS acquisition costs.

Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $43 million and $36 million for the three-month periods ended March 31, 2015 and 2014, respectively, with the increase related to expenditures on property and equipment and capitalized software at BKFS.
Financing. For a description of our financing arrangements see Note D included in Item 1 of Part 1 of this Report, which is incorporated by reference into this Part I Item 2.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2014 and into 2015, we saw seasonality trends return to historical patterns.
In our Restaurant Group, average weekly sales per restaurant are typically higher in the first and fourth quarters, and we typically generate a disproportionate share of our earnings from operations in the first and fourth quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. There have been no significant changes to our long term contractual obligations since the 10-K filed on March 2, 2015, other than as described below.
During the first quarter of 2015, we entered into a credit agreement (the "Digital Insurance Credit Facility") with Bank of America, N.A. as Administrative Agent, Swingline Lender and Issuing Lender. The Digital Insurance Credit Facility provides for a maximum revolving loan of $120 million (the "DI Revolver") with a maturity date of March 31, 2020. See Note D to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.
Capital Stock Transactions. On March 20, 2015 we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 million shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 423,350 shares under this program during the three months ended March 31, 2015 for $5 million, or an average of $12.34 per share. Subsequent to March 31, 2015 through market close on April 30, 2015, we purchased 50,000 additional shares for $1 million, or an average of $14.62 per share. Since the original commencement of the plan, we have repurchased a total of 589,450 shares for $8 million, or an average of $12.86 per share, and there are 9,410,550 shares available to be repurchased under this program.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our FNF Group common stock through July 31, 2015. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We did not repurchase any shares under this program during the three months ended March 31, 2015. Subsequent to March 31, 2015 through market close on April 30, 2015, we did not purchase any additional shares. Since the original commencement of the plan, we have repurchased a total of 2,080,000 shares for $50 million, or an average of $23.90 per share, and there are 12,920,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2015 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.

Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note E to the Condensed Consolidated Financial Statements included in Item 1 of
Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our
Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNFV during the three months ending March 31, 2015:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2015 - 1/31/2015	423,350	$12.34	423,350	9,460,550
2/1/2015 - 2/28/2015	—	—	—	9,460,550
3/1/2015 - 3/31/2015	12,333,333	15.00	—	9,460,550
Total	12,756,683	$14.91	423,350	9,460,550

(1)
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017.

(2)	As of the last day of the applicable month.

(3)	On March 20, 2015 we completed our tender offer to purchase 12,333,333 shares of FNFV stock at a price of $15.00 per share.

Item 6. Exhibits
     (a) Exhibits:

10.1	Credit Agreement, dated as of March 31, 2015, among Digital Insurance, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.2
Amendment effective March 1, 2015 to the Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.3	Employment Agreement between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Unaudited Attributed Financial Information for FNF Group Tracking Stock

99.2	Unaudited Attributed Financial Information for FNFV Group Tracking Stock

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2015	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Credit Agreement, dated as of March 31, 2015, among Digital Insurance, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.2
Amendment effective March 1, 2015 to the Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.3	Employment Agreement between Black Knight Financial Services, LLC and Michael L. Gravelle, effective as of March 1, 2015 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Unaudited Attributed Financial Information for FNF Group Tracking Stock

99.2	Unaudited Attributed Financial Information for FNFV Group Tracking Stock

101
The following materials from Fidelity National Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.