Form 10-Q
period 2015-06-30
Fidelity National Financial, Inc.
filed 2015-07-30
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of June 30, 2015 were:
FNF Group Common Stock    279,565,496
FNFV Group Common Stock     78,171,787

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2015

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2015 and December 31, 2014 includes pledged fixed maturity securities of $349 and $499, respectively, related to secured trust deposits	$2,826	$3,025
Preferred stock available for sale, at fair value	300	223
Equity securities available for sale, at fair value	289	145
Investments in unconsolidated affiliates	703	770
Other long-term investments	110	172
Short-term investments	294	334
Total investments	4,522	4,669
Cash and cash equivalents, at June 30, 2015 and December 31, 2014 includes $406 and $136, respectively, of pledged cash related to secured trust deposits	1,383	700
Trade and notes receivables, net of allowance of $32, at both June 30, 2015 and December 31, 2014, respectively	574	504
Goodwill	4,740	4,721
Prepaid expenses and other assets	591	484
Capitalized software, net	567	570
Other intangible assets, net	1,072	1,110
Title plants	393	393
Property and equipment, net	555	635
Income taxes receivable	—	59
Total assets	$14,397	$13,845
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,313	$1,308
Notes payable	2,829	2,803
Reserve for title claim losses	1,612	1,621
Secured trust deposits	784	622
Income taxes payable	82	—
Deferred tax liability	666	703
Total liabilities	7,286	7,057
Commitments and Contingencies:
Redeemable non-controlling interest by 35% minority holder of ServiceLink Holdings, LLC as of June 30, 2015 and 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink Holdings, LLC as of December 31, 2014	344	715
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2015 and December 31, 2014; outstanding of 279,565,496 and 279,443,239 as of June 30, 2015 and December 31, 2014, respectively, and issued of 281,041,158 and 279,824,125 as of June 30, 2015 and December 31, 2014, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of June 30, 2015 and December 31, 2014; outstanding of 78,171,787 and 92,828,470 as of June 30, 2015 and December 31, 2014, respectively, and issued of 80,613,212 and 92,946,545 as of June 30, 2015 and December 31, 2014, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,755	4,855
Retained earnings	1,300	1,150
Accumulated other comprehensive (loss) earnings	(21)	2
Less: treasury stock, 3,917,087 shares as of June 30, 2015 and 493,737 shares as of December 31, 2014, at cost	(87)	(13)
Total Fidelity National Financial, Inc. shareholders’ equity	5,947	5,994
Non-controlling interests	820	79
Total equity	6,767	6,073
Total liabilities, redeemable non-controlling interest and equity	$14,397	$13,845
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$547	$433	$964	$784
Agency title insurance premiums	597	518	1,038	922
Escrow, title related and other fees	857	715	1,665	1,361
Restaurant revenue	371	358	735	712
Interest and investment income	32	36	63	65
Realized gains and (losses), net	(9)	(1)	(9)	1
Total revenues	2,395	2,059	4,456	3,845
Expenses:
Personnel costs	690	623	1,313	1,272
Agent commissions	451	395	784	702
Other operating expenses	482	407	948	825
Cost of restaurant revenue	313	303	619	603
Depreciation and amortization	104	84	204	201
Provision for title claim losses	69	57	120	110
Interest expense	32	33	63	64
Total expenses	2,141	1,902	4,051	3,777
Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	254	157	405	68
Income tax expense	88	54	138	14
Earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	166	103	267	54
Equity in earnings (losses) of unconsolidated affiliates	4	(5)	3	(36)
Net earnings from continuing operations	170	98	270	18
Net earnings from discontinued operations, net of tax	—	5	—	12
Net earnings	170	103	270	30
Less: Net earnings (loss) attributable to non-controlling interests	—	(9)	14	(60)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$170	$112	$256	$90

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to Old FNF common shareholders	$—	$112	$—	$90

Net earnings attributable to FNF Group common shareholders	$160	$—	$246	$—

Net earnings attributable to FNFV Group common shareholders	$10	$—	$10	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - Continued
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Earnings per share
Basic
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$0.39	$—	$0.29
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	0.02	—	0.04
Net earnings per share attributable to Old FNF common shareholders	$—	$0.41	$—	$0.33
Net earnings per share attributable to FNF Group common shareholders	$0.57	$—	$0.88	$—
Net earnings per share attributable to FNFV Group common shareholders	$0.12	$—	$0.12	$—

Diluted
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$0.38	$—	$0.28
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	0.02	—	0.04
Net earnings per share attributable to Old FNF common shareholders	$—	$0.40	$—	$0.32
Net earnings per share attributable to FNF Group common shareholders	$0.56	$—	$0.86	$—
Net earnings per share attributable to FNFV Group common shareholders	$0.12	$—	$0.12	$—

Weighted average shares outstanding Old FNF common stock, basic basis	—	275	—	275
Weighted average shares outstanding Old FNF common stock, diluted basis	—	283	—	282
Cash dividends paid per share Old FNF common stock	$—	$0.18	$—	$0.36

Weighted average shares outstanding FNF Group common stock, basic basis	279	—	278	—
Weighted average shares outstanding FNF Group common stock, diluted basis	287	—	287	—
Cash dividends paid per share FNF Group common stock	$0.19	$—	$0.38	$—

Weighted average shares outstanding FNFV Group common stock, basic basis	78	—	84	—
Weighted average shares outstanding FNFV Group common stock, diluted basis	80	—	86	—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$170	$103	$270	$30
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(19)	12	(11)	21
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	7	5	(5)	(1)
Unrealized (loss) gain on foreign currency translation (3)	(4)	6	(7)	3
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	(1)	—	(1)
Other comprehensive (loss) earnings	(16)	22	(23)	22
Comprehensive earnings	154	125	247	52
Less: Comprehensive earnings (loss) attributable to non-controlling interests	—	(9)	14	(60)
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$154	$134	$233	$112

Comprehensive earnings attributable to Old FNF common shareholders	$—	$134	$—	$112

Comprehensive earnings attributable to FNF Group common shareholders	$137	$—	$228	$—

Comprehensive earnings attributable to FNFV Group common shareholders	$17	$—	$5	$—
_______________________________________

(1)
Net of income tax (benefit) expense of $(11) million and $7 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $(6) million and $12 million for the six-month periods ended June 30, 2015 and 2014, respectively.

(2)
Net of income tax expense (benefit) of $5 million and $3 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $(3) million and $(1) million for the six-month periods ended June 30, 2015 and 2014, respectively.

(3)
Net of income tax (benefit) expense of $(3) million and $4 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $(5) million and $2 million for the six-month periods ended June 30, 2015 and 2014, respectively.

(4)	Net of income tax benefit of less than $1 million for the three and six-month periods ended June 30, 2014.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2014	280	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
Equity offering costs	—	—	—	—	(1)	—	—	—	—	—	(1)	—
Exercise of stock options	1	—	—	—	14	—	—	—	—	—	14	—
Treasury stock repurchased	—	—	—	—	—	—	—	16	(260)	—	(260)	—
Tax benefit associated with the exercise of stock options	—	—	—	—	11	—	—	—	—	—	11	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(11)	—	—	—	(11)	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	(5)	—	—	—	(5)	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	—	—	(7)	—	—	—	(7)	—
Stock-based compensation	—	—	—	—	19	—	—	—	—	(46)	(27)	59
Retirement of treasury shares	—	—	(12)	—	(186)	—	—	(12)	186	—	—	—
Dividends declared	—	—	—	—	—	(106)	—	—	—	—	(106)	—
Dilution of ownership in unconsolidated affiliates	—	—	—	—	(4)	—	—	—	—	—	(4)	—
Proceeds from Black Knight IPO	—	—	—	—	—	—	—	—	—	475	475	—
Gain on Black Knight IPO	—	—	—	—	53	—	—	—	—	(96)	(43)	—
Reclassification of redeemable NCI resulting from IPO/share conversion	—	—	—	—	—	—	—	—	—	430	430	(430)
Contributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	(27)	(27)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	(6)	—	—	—	—	—	(6)
Net earnings	—	—	—	—	—	256	—	—	—	14	270	—
Balance, June 30, 2015	281	$—	81	$—	$4,755	$1,300	$(21)	4	$(87)	$820	$6,767	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings	$270	$30
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	204	235
Equity in (earnings) losses of unconsolidated affiliates	(3)	36
Gain on sales of investments and other assets, net	(9)	(1)
Gain on sale of Cascade Timberlands	(12)	—
Stock-based compensation cost	32	25
Tax benefit associated with the exercise of stock options	(11)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments, and secured trust deposits	(1)	—
Net increase in trade receivables	(65)	(43)
Net increase in prepaid expenses and other assets	(48)	(75)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(76)	(246)
Net decrease in reserve for title claim losses	(9)	(29)
Net change in income taxes	106	59
Net cash provided by (used in) operating activities	378	(11)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	405	454
Proceeds from calls and maturities of investment securities available for sale	159	160
Proceeds from sales of other assets	14	2
Additions to property and equipment and capitalized software	(103)	(83)
Purchases of investment securities available for sale	(606)	(607)
Net (purchases of) proceeds from short-term investment securities	(47)	4
Net purchases of other long-term investments	(21)	(39)
(Contributions to) distributions from investments in unconsolidated affiliates	(35)	20
Distributions from unconsolidated affiliates	154	—
Net other investing activities	(7)	(3)
Acquisition of Lender Processing Services, Inc., net of cash acquired	—	(2,248)
Acquisition of USA Industries, Inc., net of cash acquired	—	(40)
Acquisition of BPG Holdings, LLC, net of cash acquired	(43)	—
Acquisition of Compass and Prospective	(19)	—
Proceeds from sale of Cascades Timberlands	56	—
Other acquisitions/disposals of businesses, net of cash acquired	(13)	2
Net cash used in investing activities	(106)	(2,378)
Cash flows from financing activities:
Borrowings	1,334	1,509
Debt service payments	(1,309)	(584)
Additional investment in non-controlling interest	(6)	—
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	—	687
Proceeds from Black Knight IPO	475	—
Dividends paid	(106)	(99)
Subsidiary dividends paid to non-controlling interest shareholders	(2)	(9)
Exercise of stock options	14	16
Equity and debt issuance costs	(1)	(2)
Tax benefit associated with the exercise of stock options	11	2
Distributions by BKFS to member	(17)	—
Purchases of treasury stock	(252)	—
Net cash provided by financing activities	141	1,520
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	413	(869)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	564	1,630
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$977	$761
Supplemental cash flow information:
Income taxes paid, net	$26	$(48)
Interest paid	$61	$66
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
Description of the Business
We have organized our business into two groups, FNF Core Operations and FNF Ventures ("FNFV").
Through our Core Operations, FNF is a leading provider of (i) title insurance, escrow and other title related services, including collection and trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, Inc. ("Black Knight") and ServiceLink Holdings, LLC ("ServiceLink").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of June 30, 2015, we had the following reporting segments:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services ("LPS"), now combined with our ServiceLink business. Transaction services include other title related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Black Knight. This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.

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

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance, in which we own 96%, and other smaller operations which are not title related.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On July 30, 2015 we announced our intention to pursue a tax-free spin-off of ABRH to FNFV stockholders.
On July 20, 2015, we completed the recapitalization of ServiceLink Holdings, LLC through a conversion (the "ServiceLink Conversion") of $505 million of the $566 million aggregate preference amount associated with its Class A1 participating preferred units into slightly more than 67.3 million Class A common units. As a result of the ServiceLink Conversion, our ownership percentage in ServiceLink Holdings, LLC increased from 65% to 79%.
On July 20, 2015, our Board of Directors approved a new FNF Group three-year stock repurchase program, effective August 1, 2015, under which we may repurchase up to 25 million shares of FNF Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through July 31, 2018.
On June 25, 2015, J. Alexander's filed a draft registration statement on Form 10 with the Securities and Exchange Commission ("SEC") for its planned spin-off (the "Spin-off") from FNF. J. Alexander's is currently presented as part of the Restaurant Group segment of FNFV. Immediately prior to the Distribution, FNF will own 13,116,000 shares of common stock of J. Alexander’s Holdings, Inc. (“PubliCo”), which represents 87.44% of the total issued and outstanding shares of PubliCo. As a result of the Spin-off, all 13,116,000 of PubliCo shares owned by FNF will be distributed ("the Distribution") in the form of a dividend to common stockholders of FNFV. As a result of the Distribution, each FNFV shareholder is expected to receive 0.1678 shares of PubliCo's common stock for each share of FNFV common stock owned by such shareholder. The Spin-off and Distribution are subject to the satisfaction or waiver of certain conditions as outlined in their Form 10 filed with the SEC on June 25, 2015. The registration statement has not yet become effective. As a result, shares to be registered may not be sold nor may offers to buy be accepted prior to the time when the registration statement becomes effective.
On May 29, 2015, Black Knight completed a redemption (the "Redemption") of $205 million in aggregate principal of its senior notes ("Black Knight Senior Notes") at a price of 105.750%. Black Knight incurred a charge on the Redemption of $12 million and also reduced the bond premium by $7 million for the portion of the premium that relates to the redeemed Black Knight Senior Notes, resulting in a net charge on the Redemption of $5 million. Following the Redemption, $390 million in aggregate principal of Black Knight Senior Notes remained outstanding.
On May 27, 2015, Black Knight InfoServ, LLC (“BKIS”), a subsidiary of Black Knight, entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion, dated as of May 27, 2015, with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. FNF is not a party to and does not provide any guaranty or stock pledge under the BKIS Credit Agreement.
On May 27, 2015, we entered into an amendment to our existing $800 million third amended and restated credit agreement (as previously amended, the “Existing Revolving Credit Agreement”), dated as of June 25, 2013, with Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “FNF Amended Revolving Credit Agreement”). Among other changes, the FNF Amended Revolving Credit Agreement amends the Existing Revolving Credit Agreement to permit FNF and its subsidiaries to incur the indebtedness and liens in connection with the BKIS Credit Agreement.
On May 26, 2015, Black Knight closed its initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price to the public of $24.50 per share, which included 2,700,000 shares of Class A common stock issued upon the exercise in full of the underwriters' option to purchase additional shares. Black Knight received net proceeds of $475 million from the offering, after deduction of underwriter discount and expenses. In connection with the IPO, Black Knight amended and restated their certificate of incorporation to authorize the issuance of two classes of common stock, Class A common stock and Class B common stock, which will generally vote together as a single class on all matters submitted for a vote to stockholders. As a result, Black Knight issued shares of Class B common stock to us, and certain Thomas H. Lee Partners affiliates, as the holders of membership interests in Black Knight Operating, LLC prior to the IPO. Class B common stock is not publicly traded and does not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation that would be provided to holders of Class A common stock. Prior to the IPO, we owned 67% of the membership interests in Black Knight Operating LLC. Following the IPO, we own 55% of the outstanding shares of Black Knight in the form of Class B common stock, with a corresponding ownership interest in Black Knight Operating, LLC.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of substantially all of the assets of Cascade Timberlands, LLC ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

indemnity holdback of $1 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the six months ended June 30, 2015. The effect of the sale on FNFV's net earnings was income of approximately $12 million. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On June 4, 2015, Digital Insurance closed on the purchase of Compass Consulting Group, Inc. ("Compass") and Prospective Risk Management Corporation ("Prospective"), pursuant to a certain Stock Purchase Agreement, for approximately $21 million. We have consolidated the results of Compass and Prospective as of June 30, 2015.  Compass provides insurance and employee benefits consulting services for companies nationwide. Prospective is a third-party health care underwriting and consulting firm that offers risk assessment and risk consulting services to health insuring corporations, Professional Employer Organizations and Multiple Employer Welfare Arrangement organizations, single employer plans, and the agent/broker/health care consultant community.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
Remy
On December 31, 2014, we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy", NASDAQ: REMY) to FNFV shareholders. We continue to hold $29 million in Remy term loans, which are included in Fixed maturities available for sale on the Condensed Consolidated Balance Sheet. Prior to the Remy Spin-off these investments were eliminated in consolidation.
As a result of the Remy Spin-off, the results from New Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three and six months ended June 30, 2014. Total revenue included in discontinued operations was $301 million and $603 million for the three and six months ended June 30, 2014, respectively. Pre-tax earnings included in discontinued operations were $8 million and $18 million for the three and six months ended June 30, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of Remy to the Statement of Earnings is shown below:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(In millions)	(In millions)
Revenues:
Auto parts revenues	$300	$602
Other revenues	1	1
Total	301	603

Expenses:
Personnel costs	21	43
Other operating expenses	14	24
Cost of auto parts revenues	251	505
Depreciation & amortization	1	2
Interest expense	6	11
Total expenses	293	585

Earnings from discontinued operations before income taxes	8	18
Income tax expense	3	6
Net earnings from discontinued operations	5	12
Less: Net earnings attributable to non-controlling interests	2	5
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	$3	$7
Cash flow from discontinued operations data:
Net cash provided by (used in) operations	$5	$(4)
Net cash used in investing activities	(5)	(52)

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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options during the three and six months ended June 30, 2015 and June 30, 2014.
As of the close of business on June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. As a result of the recapitalization, the weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the three and six month period ended June 30, 2014 includes shares of Old FNF common stock. The weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the three and six month periods ended June 30, 2015 include shares of FNF Group common stock and FNFV Group common stock. Earnings per share for all periods presented are attributed to the related class of common stock.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Accounting for Sales of Stock by a Subsidiary
As discussed above, Black Knight closed on its IPO on May 26, 2015. Black Knight received net proceeds of $475 million  from the offering, net of underwriting discounts and fees. As a result, we recorded a $53 million gain to additional paid in capital, a decrease in non-controlling interest in consolidated subsidiary of $96 million and an increase to deferred tax liability of $43 million.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 Consolidation (Topic 810). This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 or that operate under requirements similar to those in Rule 2a-7 from the GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application prior periods. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet determined the effect of the standard on our ongoing financial reporting. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted.
In April 2015, FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30). The ASU was issued as part of FASB's current plan to simplify overly complex standards. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted. We have early adopted the standard as of June 30, 2015 and have retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $36 million and $23 million have been reclassified from Other intangible assets to offset Notes payable in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. Had we adopted this ASU as of March 31, 2015, $23 million of debt issuance costs would have been reclassified from Other intangible assets to offset Note payable in our March 31, 2015 Condensed Consolidated Balance Sheet. The reclassification had no effect on income or retained earnings in any period.
In May 2015, FASB issued ASU No. 2015-09 Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this ASU require insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses related to short-duration contracts. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. This update is effective for annual and interim periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. We do not expect this update to have a significant effect on our ongoing financial reporting as our primary insurance products are not short-duration contracts. However, we are still evaluating the totality of the effects the update will have on our disclosures.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	879	—	879
Corporate debt securities	—	1,638	—	1,638
Mortgage-backed/asset-backed securities	—	86	—	86
Foreign government bonds	—	108	—	108
Preferred stock available for sale	61	239	—	300
Equity securities available for sale	278	11	—	289
Total assets	$339	$3,076	$—	$3,415

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	948	—	948
Corporate debt securities	—	1,820	—	1,820
Mortgage-backed/asset-backed securities	—	105	—	105
Foreign government bonds	—	37	—	37
Preferred stock available for sale	50	173	—	223
Equity securities available for sale	145	—	—	145
Total assets	$195	$3,198	$—	$3,393

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•
Mortgage-backed/asset-backed securities: These securities are comprised of agency mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•	Preferred stocks: Preferred stocks are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.

•
Equity securities available for sale:  This security is valued using a blending of two models, a discounted cash flow model and a comparable company model utilizing earnings and multiples of similar publicly-traded companies.

As of June 30, 2015 and December 31, 2014 we held no assets nor liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.
Note C — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$115	$112	$3	$—	$115
State and political subdivisions	879	855	25	(1)	879
Corporate debt securities	1,638	1,622	30	(14)	1,638
Mortgage-backed/asset-backed securities	86	82	4	—	86
Foreign government bonds	108	119	—	(11)	108
Preferred stock available for sale	300	300	4	(4)	300
Equity securities available for sale	289	214	84	(9)	289
Total	$3,415	$3,304	$150	$(39)	$3,415

	December 31, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$115	$112	$3	$—	$115
State and political subdivisions	948	917	31	—	948
Corporate debt securities	1,820	1,793	37	(10)	1,820
Mortgage-backed/asset-backed securities	105	101	4	—	105
Foreign government bonds	37	40	—	(3)	37
Preferred stock available for sale	223	223	3	(3)	223
Equity securities available for sale	145	72	79	(6)	145
Total	$3,393	$3,258	$157	$(22)	$3,393
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2015:

	June 30, 2015
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$342	12%	$343	12%
After one year through five years	2,007	72	2,027	72
After five years through ten years	346	12	356	13
After ten years	14	1	14	—
Mortgage-backed/asset-backed securities	82	3	86	3
Total	$2,791	100%	$2,826	100%
Subject to call	$1,634	59%	$1,647	58%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,308 million and $1,317 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of June 30, 2015.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014, were as follows (in millions):

June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$437	$(14)	$10	$—	$447	$(14)
Foreign government bonds	98	(9)	11	(2)	109	(11)
State and political subdivisions	95	—	7	(1)	102	(1)
Preferred stock available for sale	155	(3)	13	(1)	168	(4)
Equity securities available for sale	110	(9)	—	—	110	(9)
Total temporarily impaired securities	$895	$(35)	$41	$(4)	$936	$(39)

December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	682	(9)	17	(1)	699	(10)
Foreign government bonds	21	(1)	16	(2)	37	(3)
Equity securities available for sale	8	(6)	—	—	8	(6)
Preferred stock available for sale	59	(1)	19	(2)	78	(3)
Total temporarily impaired securities	$770	$(17)	$52	$(5)	$822	$(22)
We recorded no impairment charges relating to investments during the three or six-month periods ended June 30, 2015 or 2014. As of both June 30, 2015 and December 31, 2014, we held $5 million in fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ended June 30, 2015 and 2014, respectively:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$284	$4	$(3)	$1	$524
Preferred stock available for sale	—	—	—	33	—	—	—	38
Equity securities available for sale	—	—	—	—	1	(2)	(1)	6
Other long-term investments			—	—			—	14
Debt extinguishment costs			(9)	—			(9)	—
Total			$(9)	$317			$(9)	$582

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$255	$3		$—	$3	$556
Preferred stock available for sale	—	(1)	(1)	30	—	—	(3)	(3)	58
Other long-term investments			—	—				2	—
Other assets			(1)	—				(1)	2
Total			$(1)	$285				$1	$616
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2015 and December 31, 2014, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	June 30, 2015	December 31, 2014
Ceridian	32%	$575	$725
Other	Various	128	45
Total		$703	$770

During the three months ended June 30, 2015, Ceridian sold a portion of its holdings of Fleetcor common stock. The sale resulted in distributions from Ceridian to us of $135 million in the three months ended June 30, 2015 which reduced our associated balance of investments in unconsolidated affiliates.
Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $32 million as of June 30, 2015 and December 31, 2014, respectively. We did not purchase or dispose of any Ceridian Bonds for the three or six-month periods ended June 30, 2015.
We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the six-month period ended June 30, 2014 includes our equity in Ceridian's earnings for the nine-month period ended June 30, 2014. Our net earnings for the three and six-month periods ended June 30, 2015 includes our equity in Ceridian's earnings for the corresponding three and six-month periods ended June 30, 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the three month periods ended June 30, 2015 and 2014, we recorded $2 million and $(5) million, in equity in earnings (losses) of Ceridian, respectively. During the six month periods ended June 30, 2015 and 2014, we recorded $1 million and $(35) million, in equity in earnings (losses) of Ceridian, respectively. There was $2 million in equity in earnings of other unconsolidated affiliates during the three month period ended June 30, 2015 and no equity in earnings of other unconsolidated affiliates during the same period in 2014. There were $2 million and $(1) million in equity in earnings (losses) of other unconsolidated affiliates during the six month periods ended June 30, 2015 and 2014, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings, respectively, is presented below.

	June 30, 2015	December 31, 2014
	(In millions)
Total current assets before customer funds	$981	$1,417
Customer funds	3,115	4,957
Goodwill and other intangible assets, net	2,460	2,509
Other assets	86	92
Total assets	$6,642	$8,975
Current liabilities before customer obligations	$185	$205
Customer obligations	3,084	4,931
Long-term obligations, less current portion	1,165	1,168
Other long-term liabilities	385	391
Total liabilities	4,819	6,695
Equity	1,823	2,280
Total liabilities and equity	$6,642	$8,975

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six Months Ended June 30, 2015	Nine Months Ended June 30, 2014
	(In millions)
Total revenues	$197	$213	$405	$670
Earnings (loss) before income taxes	6	(6)	—	(11)
Net earnings (loss)	5	(25)	(5)	(132)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D —Notes Payable
Notes payable consists of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$396	$395
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	286	284
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299	299
FNF Term Loan, interest payable monthly at LIBOR + 1.63%, due January 2019	—	1,094
Revolving Credit Facility, unsecured, unused portion of $800 at June 30, 2015, due July 2018 with interest payable monthly at LIBOR + 1.45%	(6)	(7)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	403	616
Black Knight Term A Facility, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.25% (2.44% at June 30, 2015)	790	—
Black Knight Term B Facility, due May 27, 2022 with interest currently payable quarterly at LIBOR + 3.00% (3.75% at June 30, 2015)	346	—
Black Knight Revolving Credit Facility, unused portion of $300, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.25% (2.44% at June 30, 2015)	94	—
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (2.94% at June 30, 2015), due August 2019	102	106
Digital Insurance Revolving Credit Facility, unused portion $26 at June 30, 2015, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.43% at June 30, 2015)	94	—
ABRH Revolving Credit Facility, unused portion of $83 at June 30, 2015, due August 2019 with interest payable monthly at LIBOR + 2.75%	—	—
Other	25	16
	$2,829	$2,803
At June 30, 2015, the estimated fair value of our long-term debt was approximately $3,231 million or $366 million higher than its carrying value, excluding unamortized debt issuance costs. The carrying value of our ABRH term loan approximates the fair value at June 30, 2015 as it is a variable rate instrument with short reset periods which reflects current market rates. The fair value of our unsecured notes payable was $1,760 million as of June 30, 2015. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2015 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A and Term B facilities and the Digital Insurance revolving credit facility approximate fair value at June 30, 2015, as they were entered into recently and there has no been a significant change to market rates. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, BKIS entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The BKIS Credit Agreement provides for (i) an $800 million term loan A facility (the “Term A Facility”), (ii) a $400 million term loan B facility (the “Term B Facility”) and (iii) a $400 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term A Facility and Term B Facility, the “Facilities”). The loans under the Term A Facility and the Revolving Credit Facility mature on May 27, 2020 and the loans under the Term B Facility mature on May 27, 2022. The Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and Black Knight Financial Services, LLC, a Delaware limited liability company and the direct parent company of BKIS (“Holdings”), and are secured by associated collateral agreements which pledge a lien on virtually all of the BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors. The Term A Facility and the Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 50 and 125 basis points depending on the total leverage ratio of Holdings and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 150 and 225 basis points depending on the Consolidated Leverage Ratio. Until

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the delivery of the initial financial statements under the BKIS Credit Agreement, the Term A Facility and the Revolving Credit Facility bear interest, at the option of BKIS, at either (i) the base rate plus a margin of 125 basis points or (ii) the Eurodollar rate plus a margin of 225 basis points. The Term B Facility bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 175 or 200 basis points depending on the Consolidated Leverage Ratio and (ii) the Eurodollar rate plus a margin of 275 or 300 basis points depending on the Consolidated Leverage Ratio; subject to a Eurodollar rate floor of 75 basis points. Until the delivery of the initial financial statements under the BKIS Credit Agreement, the Term B Facility bears interest, at the option of BKIS, at either (i) the base rate plus a margin of 200 basis points or (ii) the Eurodollar rate plus a margin of 300 basis points. In addition, BKIS will pay an unused commitment fee of between 25 and 35 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. As of June 30, 2015 BKIS had aggregate outstanding debt of $1,230 million under the BKIS Credit Agreement, net of debt issuance costs. We hold approximately $50 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and the other financial institutions party thereto. The Digital Insurance Facility provides for a maximum revolving loan of up to $120 million with a maturity date of March 31, 2020. The Digital Insurance Facility is guaranteed by Digital Insurance Holdings, Inc. (“DIH”) and each subsidiary of Digital Insurance (together with DIH, the “Loan Parties”) and secured by (i) a lien on all equity interests in Digital Insurance and each of its present and future subsidiaries, (ii) all property and assets of Digital Insurance and (iii) all proceeds and products of the property described in (i) and (ii) above. Pricing under the Digital Insurance Facility is based on an applicable margin between 250 and 350 basis points over LIBOR and between 150 and 250 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the Bank of America “prime rate” and (c) 100 basis points in excess of the one month LIBOR adjusted daily rate). A commitment fee amount is also due at a rate per annum equal to between 25 and 40 basis points on the actual daily unused portions of the Digital Insurance Facility. The Digital Insurance Facility also allows Digital Insurance to request up to $15 million in letters of credit commitments and $10 million in swingline debt from Bank of America. The Digital Insurance Facility allows Digital Insurance to elect to increase the amount of revolving commitments by up to $40 million so long as (i) no default or event of default exists under the Digital Insurance Facility at the time of such request and (ii) Digital Insurance is in compliance with its financial covenants on a pro forma basis after giving effect to such request. The Digital Insurance facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on Digital Insurance’s creation of liens, incurrence of indebtedness, dispositions of assets, restricted payments and transactions with affiliates. The Digital Insurance Facility includes customary events of default for facilities of this type, which include a cross-default provision whereby an event of default will be deemed to have occurred if any Loan Party fails to make any payment when due in respect of any indebtedness having a principal amount of $7.5 million or more or otherwise defaults under such indebtedness and such default results in a right by the lender to accelerate such Loan Party’s obligations. As of June 30, 2015, Digital Insurance had outstanding debt of $94 million under the Digital Insurance Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as Syndication Agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. As of June 30, 2015, ABRH has no outstanding borrowings under the ABRH Revolver. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH has borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee is also due at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million, (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants addressing restricted payments

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $1.5 million if such dividend occurs on or before June 15, 2016. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. ABRH had $17 million of outstanding letters of credit and $83 million of remaining borrowing capacity under the ABRH Credit Facility as of June 30, 2015.
On January 2, 2014, as a result of the LPS acquisition, FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due in 2023, initially issued by BKIS on October 12, 2012 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is payable semi-annually on the 15th day of April and October. The Black Knight Senior Notes are senior unsecured obligations and were guaranteed by us as of January 2, 2014. Prior to October 15, 2017, BKIS may redeem some or all of the Black Knight Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, BKIS may redeem some or all of the Black Knight Senior Notes at the redemption prices described in the Black Knight Senior Notes indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, BKIS is required to offer to purchase all outstanding Black Knight Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).The Black Knight Senior Notes contain covenants that, among other things, limit BKIS's ability and the ability of certain of its subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than BKIS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to BKIS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to BKIS or certain other subsidiaries or (iii) transfer any property or assets to BKIS or certain other subsidiaries, (f) to sell or dispose of assets of BKIS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. As a result of our guarantee of the Black Knight Senior Notes on January 2, 2014, the notes became rated investment grade. The indenture provides that certain covenants are suspended while the Black Knight Senior Notes are rated investment grade. Currently covenants (a), (b), (e), certain provisions of (f) and (g) outlined above are suspended. These covenants will continue to be suspended as long as the notes are rated investment grade, as defined in the indenture. These covenants are subject to a number of exceptions, limitations and qualifications in the Black Knight Senior Notes indenture. The Black Knight Senior Notes contain customary events of default, including failure of BKIS (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for the Black Knight Senior Notes tendered as required by the Black Knight Senior Notes. Events of default also include defaults with respect to any other debt of BKIS or debt of certain subsidiaries having an outstanding principal amount of $80 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to BKIS or certain subsidiaries), the trustee or holders of at least 25% of the Black Knight Senior Notes then outstanding may accelerate the Black Knight Senior Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to BKIS or certain subsidiaries, then the principal of and accrued interest on the Black Knight Senior Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder. Subsequent to year end, on January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions above at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequently purchased by us on February 24, 2014. On May 29, 2015, Black Knight completed a redemption of $205 million in

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

aggregate principal of its Black Knight Senior Notes at a price of 105.75% under the note feature allowing redemption using proceeds from an equity offering.
On July 11, 2013, FNF entered into a term loan credit agreement with Bank of America, N.A., as administrative agent (in such capacity, the “TL Administrative Agent”), the lenders party thereto and the other agents party thereto (the “Term Loan Agreement”). The Term Loan Agreement permitted us to borrow up to $1.1 billion to fund the acquisition of LPS. The term loans under the Term Loan Agreement mature on the date that is five years from the funding date of the term loans under the Term Loan Agreement. Term loans under the Term Loan Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the TL Administrative Agent’s “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 50 basis points and 100 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 150 basis points and 200 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for term loans subject to LIBOR is 163 basis points over LIBOR. Under the Term Loan Agreement, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio. The Term Loan Agreement also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding term loans may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Term Loan Agreement shall automatically become immediately due and payable, and the lenders’ commitments will automatically terminate. Under the Term Loan Agreement the financial covenants are the same as under the Revolving Credit Facility. On October 27, 2013, we amended the Term Loan Agreement to permit us to incur the indebtedness in respect of the Bridge Facility and incorporate technical changes to describe the structure of the LPS merger. As part of the acquisition of LPS on January 2, 2014, the Term Loan Agreement was fully funded. In May 2015 we repaid the entire $1.1 billion outstanding balance of the term loan.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million second amended and restated credit agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amended the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we will pay a facility fee of between 175 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Existing Credit

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Agreement, except that the total debt to total capitalization ratio limit of 35% increased to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. As of June 30, 2015 there was no outstanding balance under the Revolving Credit Facility and $6 million in unamortized debt issuance costs.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The notes were priced at 99.513% of par to yield 5.564% annual interest. As such we recorded a discount of $2 million, which is netted against the $400 million aggregate principal amount of the 5.50% notes. The discount is amortized to September 2022 when the 5.50% notes mature. The 5.50% notes will pay interest semi-annually on the 1st of March and September, beginning March 1, 2013. We received net proceeds of $396 million, after expenses, which were used to repay the $237 million aggregate principal amount outstanding of our 5.25% unsecured notes maturing in March 2013, and $50 million outstanding on our revolving credit facility, with the remainder being used for general corporate purposes. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of FNF in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the Notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any 10 consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of Notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. Beginning October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. On March 28, 2014, $42 thousand in principal of these bonds were converted at the election of the bondholder. These bonds had a fair value of $65 thousand. The conversion was completed in the second quarter of 2014.
On May 5, 2010, FNF completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the SEC. The 6.60% Notes were priced at 99.897% of par to yield 6.61% annual interest. We received net proceeds of $297 million, after expenses, which were used to repay outstanding borrowings under our credit agreement. Interest is payable semi-annually.  These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of FNF in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at June 30, 2015 are as follows (in millions):
2015 (remaining)	$3
2016	9
2017	308
2018	299
2019	75
Thereafter	2,218
$2,912

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $89 million as of June 30, 2015 and $95 million as of December 31, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
During 2010, a number of lenders imposed freezes on foreclosures in some or all states as they reviewed their foreclosure practices. In early 2011, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “Banking Agencies”), announced formal consent orders against several national bank mortgage servicers and third-party servicer providers for inappropriate practices related to residential mortgage loan servicing and foreclosure processing. As a third-party service provider, LPS entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of LPS' services included the services provided by its default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, LPS agreed to further study the issues identified in the review and to enhance its compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of its default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010.
The document execution review by the independent third party has been on indefinite hold since June 30, 2013 while the Banking Agencies consider what, if any, additional review work they would like the independent third party to undertake. Accordingly, the document execution review has taken, and is likely to continue to take longer to complete than previously

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

anticipated. In addition, the LPS default operations that were subject to the Order were contributed to ServiceLink in connection with the Internal Reorganization. To the extent such third party review, once completed, requires additional remediation of mortgage documents, ServiceLink has agreed to implement an appropriate plan to address the issues. The Order contains various deadlines to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. We or the LPS default operations contributed to ServiceLink will continue to make periodic reports to the Banking Agencies on the progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the Banking Agencies have not yet concluded their assessment of whether any civil monetary penalties should be imposed. ServiceLink has accrued for estimated losses expected to be paid for this matter in our legal and regulatory accrual.
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
Operating Leases
Future minimum operating lease payments are as follows (in millions):

2015 (remaining)	$102
2016	256
2017	160
2018	130
2019	102
Thereafter	305
Total future minimum operating lease payments	$1,055
Note F — Dividends
On July 20, 2015, our Board of Directors declared cash dividends of $0.21 per share, payable on September 30, 2015, to FNF Group common shareholders of record as of September 16, 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended June 30, 2015:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,144	$—	$—	$1,144	$—	$—	$—	$1,144
Other revenues	591	232	4	827	—	30	30	857
Restaurant revenues	—	—	—	—	371	—	371	371
Revenues from external customers	1,735	232	4	1,971	371	30	401	2,372
Interest and investment income, including realized gains and losses	33	(5)	(4)	24	—	(1)	(1)	23
Total revenues	1,768	227	—	1,995	371	29	400	2,395
Depreciation and amortization	37	50	—	87	13	4	17	104
Interest expense	—	11	20	31	1	—	1	32
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	265	23	(36)	252	7	(5)	2	254
Income tax expense (benefit)	97	—	(2)	95	—	(7)	(7)	88
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	168	23	(34)	157	7	2	9	166
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	4	4	4
Earnings (loss) from continuing operations	$168	$23	$(34)	$157	$7	$6	$13	$170
Assets	$8,735	$3,626	$298	$12,659	$665	$1,073	$1,738	$14,397
Goodwill	2,310	2,224	3	4,537	118	85	203	4,740

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2014:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1) (2)	Total FNFV	Total

Title premiums	$951	$—	$—	$951	$—	$—	$—	$951
Other revenues	481	213	(5)	689	—	26	26	715
Restaurant revenues	—	—	—	—	358	—	358	358
Revenues from external customers	1,432	213	(5)	1,640	358	26	384	2,024
Interest and investment income, including realized gains and losses	33	—	—	33	(1)	3	2	35
Total revenues	1,465	213	(5)	1,673	357	29	386	2,059
Depreciation and amortization	35	32	1	68	12	4	16	84
Interest expense	—	7	24	31	1	1	2	33
Earnings (loss) from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	175	16	(42)	149	7	1	8	157
Income tax expense (benefit)	50	—	5	55	—	(1)	(1)	54
Earnings (loss) from continuing operations, before equity in (loss) earnings of unconsolidated affiliates	125	16	(47)	94	7	2	9	103
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	(7)	(7)	(5)
Earnings (loss) from continuing operations	$127	$16	$(47)	$96	$7	$(5)	$2	$98
Assets	$8,315	$3,633	$97	$12,045	$688	$2,087	$2,775	$14,820
Goodwill	2,220	2,218	3	4,441	118	358	476	4,917
(1) Assets as of June 30, 2014 include $1,314 million for Remy, which is now presented as discontinued operations.
(2) Goodwill as of June 30, 2014 includes $262 million for Remy, which is now presented as discontinued operations.

As of and for the six months ended June 30, 2015:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$2,002	$—	$—	$2,002	$—	$—	$—	$2,002
Other revenues	1,063	459	—	1,522	—	143	143	1,665
Restaurant revenues	—	—	—	—	735	—	735	735
Revenues from external customers	3,065	459	—	3,524	735	143	878	4,402
Interest and investment income, including realized gains and losses	63	(5)	(4)	54	—	—	—	54
Total revenues	3,128	454	(4)	3,578	735	143	878	4,456
Depreciation and amortization	74	95	1	170	26	8	34	204
Interest expense	—	19	41	60	3	—	3	63
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	383	63	(64)	382	17	6	23	405
Income tax expense	140	—	2	142	—	(4)	(4)	138
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	243	63	(66)	240	17	10	27	267
Equity in earnings of unconsolidated affiliates	2	—	—	2	—	1	1	3
Earnings (loss) from continuing operations	$245	$63	$(66)	$242	$17	$11	$28	$270
Assets	$8,735	$3,626	$298	$12,659	$665	$1,073	$1,738	$14,397
Goodwill	2,310	2,224	3	4,537	118	85	203	4,740

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2014:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1) (2)	Total FNFV	Total

Title premiums	$1,706	$—	$—	$1,706	$—	$—	$—	$1,706
Other revenues	903	418	(14)	1,307	—	54	54	1,361
Restaurant revenues	—	—	—	—	712	—	712	712
Revenues from external customers	2,609	418	(14)	3,013	712	54	766	3,779
Interest and investment income, including realized gains and losses	63	—	—	63	(1)	4	3	66
Total revenues	2,672	418	(14)	3,076	711	58	769	3,845
Depreciation and amortization	73	94	2	169	25	7	32	201
Interest expense	—	15	46	61	3	—	3	64
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	172	(70)	(53)	49	16	3	19	68
Income tax expense (benefit)	60	(11)	(31)	18	—	(4)	(4)	14
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	112	(59)	(22)	31	16	7	23	54
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	(38)	(38)	(36)
Earnings (loss) from continuing operations	$114	$(59)	$(22)	$33	$16	$(31)	$(15)	$18
Assets	$8,315	$3,633	$97	$12,045	$688	$2,087	$2,775	$14,820
Goodwill	2,220	2,218	3	4,441	118	358	476	4,917
(1) Assets as of June 30, 2014 include $1,314 million for Remy, which is now presented as discontinued operations.
(2) Goodwill as of June 30, 2014 includes $262 million for Remy, which is now presented as discontinued operations.

The activities of the reportable segments include the following:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in the production and management of mortgage loans, including mortgage loans that experience default.
Black Knight
This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.
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

Note H.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Six months ended June 30,
	2015	2014
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(4)	$(10)
Change in purchases of investments available for sale payable in period	31	27

Financing activities:
Treasury stock purchases payable at period end	$8	$—

Note I.	Net Income Attributable to FNF Group Shareholders and Change in Total Equity
The following table presents the effect of the change in our ownership percentage in Black Knight Financial Services, LLC on equity attributable to FNF.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to FNF Group shareholders	$160	$112	$246	$90
Increase in FNF's additional paid in capital for reduction in ownership percentage in Black Knight Financial Services, LLC	53	—	53	—
Decrease in noncontrolling interests resulting from decreased ownership percentage	(96)	—	(96)	—
Net decrease in total equity	$(43)	$—	$(43)	$—
Change from net income attributable to FNF Group shareholders and change in total equity	$117	$112	$203	$90

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Form 10-K for the year ended December 31, 2014 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We have organized our business into two groups, FNF Core Operations and FNF Ventures ("FNFV").
Through our Core Operations, FNF is a leading provider of (i) title insurance, escrow and other title related services, including collection and trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title, Chicago Title, Commonwealth Land Title, Alamo Title and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. FNF also provides industry-leading mortgage technology solutions and transaction services, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiaries, Black Knight Financial Services, Inc. ("Black Knight") and ServiceLink Holdings, LLC ("ServiceLink").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), J. Alexander’s, LLC ("J. Alexander's"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have five reporting segments as follows:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in the production and management of mortgage loans, including mortgage loans that experience default.
Black Knight
This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.
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
FNFV Corporate and Other
This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance in which we own 96%, and other smaller operations which are not title related.
Recent Developments
On July 30, 2015 we announced our intention to pursue a tax-free spin-off of ABRH to FNFV stockholders.
On July 20, 2015, we completed the recapitalization of ServiceLink Holdings, LLC through a conversion (the "ServiceLink Conversion") of $505 million of the $566 million aggregate preference amount associated with its Class A1 participating preferred units into slightly more than 67.3 million Class A common units. As a result of the ServiceLink Conversion, our ownership percentage in ServiceLink Holdings, LLC increased from 65% to 79%.
On July 20, 2015, our Board of Directors approved a new FNF Group three-year stock repurchase program, effective August 1, 2015, under which we may repurchase up to 25 million shares of FNF Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through July 31, 2018.
On June 25, 2015, J. Alexander's filed a draft registration statement on Form 10 with the Securities and Exchange Commission ("SEC") for its planned spin-off (the "Spin-off") from FNF. J. Alexander's is currently presented as part of the Restaurant Group segment of FNFV. Immediately prior to the Distribution, FNF will own 13,116,000 shares of common stock of J. Alexander’s Holdings, Inc. (“PubliCo”), which represents 87.44% of the total issued and outstanding shares of PubliCo. As a result of the Spin-off, all 13,116,000 of PubliCo shares owned by FNF will be distributed ("the Distribution") in the form of a dividend to common stockholders of FNFV. As a result of the Distribution, each FNFV shareholder is expected to receive 0.1678 shares of PubliCo's common stock for each share of FNFV common stock owned by such shareholder. The Spin-off and Distribution are subject to the satisfaction or waiver of certain conditions as outlined in their Form 10 filed with the SEC on June 25, 2015. The registration statement has not yet become effective. As a result, shares to be registered may not be sold nor may offers to buy be accepted prior to the time when the registration statement becomes effective.
On May 29, 2015, Black Knight completed a redemption of $205 million in aggregate principal of its senior notes ("Black Knight Senior Notes") at a price of 105.750%. Black Knight incurred a charge on the Redemption of $12 million and also reduced the bond premium by $7 million for the portion of the premium that relates to the redeemed Black Knight Senior Notes, resulting in a net charge on the Redemption of $5 million. Following the Redemption, $390 million in aggregate principal of Black Knight Senior Notes remained outstanding.
On May 27, 2015, Black Knight InfoServ, LLC (“BKIS”), a subsidiary of Black Knight, entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion, dated as of May 27, 2015, with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. FNF is not a party to and does not provide any guaranty or stock pledge under the BKIS Credit Agreement.
On May 27, 2015, we entered into an amendment to our existing $800 million third amended and restated credit agreement (as previously amended, the “Existing Revolving Credit Agreement”), dated as of June 25, 2013, with Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “FNF Amended Revolving Credit Agreement”). Among other changes, the FNF Amended Revolving Credit Agreement amends the Existing Revolving Credit Agreement to permit FNF and its subsidiaries to incur the indebtedness and liens in connection with the BKIS Credit Agreement.
On May 26, 2015, Black Knight closed its initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price to the public of $24.50 per share, which included 2,700,000 shares of Class A common stock issued upon the exercise in full of the underwriters' option to purchase additional shares. Black Knight received net proceeds of $475 million from the offering, after deduction of underwriter discount and expenses. In connection with the IPO, Black Knight amended and restated their certificate of incorporation to authorize the issuance of two classes of common stock, Class A common stock and Class B common stock, which will generally vote together as a single class on all matters submitted for a vote to stockholders. As a result, Black Knight issued shares of Class B common stock to us, and certain Thomas H. Lee Partners affiliates, as the holders of membership interests in Black Knight Operating, LLC prior to the IPO. Class B common stock is not publicly traded and does not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation that would be provided to holders of Class A common stock. Prior to the IPO, we owned 67% of the membership interests in Black Knight Operating LLC. Following the IPO, we own 55% of the outstanding shares of Black Knight in the form of Class B common stock, with a corresponding ownership interest in Black Knight Operating, LLC.

On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of substantially all of the assets of Cascade Timberlands, LLC ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the six months ended June 30, 2015. The effect of the sale on FNFV's net earnings was income of approximately $12 million. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On June 4, 2015, Digital Insurance closed on the purchase of Compass Consulting Group, Inc. ("Compass") and Prospective Risk Management Corporation ("Prospective"), pursuant to a certain Stock Purchase Agreement, for approximately $21 million. We have consolidated the results of Compass and Prospective as of June 30, 2015.  Compass provides insurance and employee benefits consulting services for companies nationwide. Prospective is a third-party health care underwriting and consulting firm that offers risk assessment and risk consulting services to health insuring corporations, Professional Employer Organizations and Multiple Employer Welfare Arrangement organizations, single employer plans, and the agent/broker/health care consultant community.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
On December 31, 2014 we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of New Remy Corp. ("New Remy") to FNFV shareholders. As a result of the Remy Spin-off, the results from New Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three and six months ended June 30, 2014. Total revenue included in discontinued operations was $301 million and $603 million for the three and six months ended June 30, 2014, respectively. Pre-tax earnings included in discontinued operations were $8 million and $18 million, for the three and six months ended June 30, 2014, respectively.
Business Trends and Conditions
Title
Our Title segment revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates and the strength of the United States economy, including employment levels. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
We have found that residential real estate activity is generally dependent on the following:

•	mortgage interest rates;

•	the mortgage funding supply; and

•	the strength of the United States economy, including employment levels.
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%. The Federal Reserve recently reiterated its intentions to raise the federal funds rate in 2015; however, there are no assurances as to the timing or severity of the increase. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through 2014, mortgage interest rates declined moderately. In the fourth quarter of 2014, interest rates dropped below 4.00% and have remained between 3.50% and 4.25% through the end of June 2015.

As of July 22, 2015, the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2013 - 2016 in their "Mortgage Finance Forecast" (in trillions):

	2016	2015	2014	2013
Purchase transactions	$0.9	$0.8	$0.6	$0.7
Refinance transactions	0.4	0.6	0.5	1.1
Total U.S. mortgage originations forecast	$1.3	$1.4	$1.1	$1.8
As shown above, the originations in 2013 were driven primarily by refinance transactions, which coincided with the historically low interest rates experienced during 2012 and 2013. In 2014 there was an approximately $700 billion or 39% decrease in mortgage originations primarily driven by the decrease in refinance activity following an extended period of low interest rates. The MBA predicts mortgage originations in 2015 and 2016 will increase from the 2014 period driven primarily by a predicted increase in purchase transactions.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including the first half of 2015, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
Several pieces of legislation were enacted to address the struggling mortgage market and the weak economic and financial environment in 2008 through 2010. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. In June 2014, the FHFA announced that the modified HARP program had been extended through December 2016. We believe the modified HARP program had a positive effect on our results during 2012 through 2014, but are uncertain to what degree the program has impacted our results in 2015, if at all.
In addition to state-level regulation, segments of our FNF core businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") which also included regulation over financial services and other lending related businesses including Black Knight. The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for the consumer. The additional disclosure requirements will require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications. The additional disclosures will be in effect for mortgage loan applications made on or after October 3, 2015. These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Readiness for and compliance with these rules also requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants. Although there can be no assurance that FNF, its agents or other market participants will be successful in their implementation efforts, we have reviewed the new requirements, and are reviewing and updating our policies, procedures and technology resources as appropriate. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them to comply with the increased regulatory oversight and burdens. Black Knight has developed solutions that target this need, which has resulted in additional revenue.
Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2014 and 2015, we have seen seasonality trends return to historical patterns.
Black Knight
Black Knight's various businesses are impacted differently by the level of mortgage originations including refinancing transactions. MSP is generally less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of our client contracts for origination technology contain minimum charges.
Black Knight's various businesses are also impacted by an evolving mortgage market. Some of the changes we are seeing in the mortgage industry that may affect Black Knight's results of operations are as follows:

•
mortgage originators and servicers have seen volatility in their earnings as a result of significant changes in mortgage origination and default volumes and increasing regulatory compliance costs. As a result of increased volatility in originations, greater regulatory scrutiny and the higher cost of doing business, lenders have become increasingly focused on their core operations and customers. We believe lenders are increasingly shifting from affiliate business models and in-house technologies to solutions with third-party providers who can provide better technology and services more efficiently;

•
the complexity of the mortgage origination and servicing processes have led some banks, lenders and servicers to become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines; and

•
industry participants are working to minimize risk in lending, servicing and capital markets and increasingly rely on data and analytics to integrate with technologies and enhance the decision making process.

FNFV
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for almost 50 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$547	$433	964	784
Agency title insurance premiums	597	518	1,038	922
Escrow, title-related and other fees	857	715	1,665	1,361
Restaurant revenue	371	358	735	712
Interest and investment income	32	36	63	65
Realized gains and losses, net	(9)	(1)	(9)	1
Total revenues	2,395	2,059	4,456	3,845
Expenses:
Personnel costs	690	623	1,313	1,272
Agent commissions	451	395	784	702
Other operating expenses	482	407	948	825
Cost of restaurant revenue	313	303	619	603
Depreciation and amortization	104	84	204	201
Provision for title claim losses	69	57	120	110
Interest expense	32	33	63	64
Total expenses	2,141	1,902	4,051	3,777
Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	254	157	405	68
Income tax expense	88	54	138	14
Equity in earnings (losses) of unconsolidated affiliates	4	(5)	3	(36)
Net earnings from continuing operations	$170	$98	$270	$18
 Revenues.
Total revenues increased $336 million in the three months ended June 30, 2015, compared to the 2014 period. The increase consisted of a $322 million increase at FNF Core and a $14 million increase at FNFV. Total revenues increased $611 million in the six months ended June 30, 2015, compared to the 2014 period. The increase consisted of a $502 million increase at FNF Core and a $109 million increase at FNFV.
Total net earnings from continuing operations increased $72 million in the three months ended June 30, 2015, compared to the 2014 period. The increase consisted of a $61 million increase at FNF Core and $11 million increase at FNFV. Total net earnings from continuing operations increased $252 million in the six months ended June 30, 2015, compared to the 2014 period. The increase consisted of a $209 million increase at FNF Core and $43 million increase at FNFV.
The change in revenue from the FNF Core segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of personnel costs; other operating expenses, which in our title business are incurred as orders are received and processed and at Black Knight are incurred for data processing and program design and development costs; agent commissions, which are incurred as revenue is recognized; and cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short time lag exists in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.
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
Income tax expense was $88 million and $54 million in the three-month periods ended June 30, 2015 and 2014, respectively, and $138 million and $14 million in the six-month periods ended June 30, 2015 and 2014, respectively. Income tax expense as a percentage of earnings before income taxes was 35% and 34% for the three-month periods ended June 30, 2015 and 2014, respectively, and 34% and 21% for the six-month periods ended June 30, 2015 and 2014, respectively. Income taxes as a percentage of earnings (loss) before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense in the six-months ended June 30, 2014 is a $12 million income tax benefit related to our portion of $35 million equity in losses recorded during the period related to our minority investment in Ceridian.
Equity in earnings (losses) of unconsolidated affiliates was $4 million and $(5) million for the three-month periods ended June 30, 2015 and 2014, respectively, and $3 million and $(36) million in the six-month periods ended June 30, 2015 and 2014, respectively. The equity in earnings (losses) in 2015 and 2014 consisted primarily of net earnings (losses) related to our investment in Ceridian, which is described further at the segment level below.

FNF Core
Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Direct title insurance premiums	$547	$433	$964	$784
Agency title insurance premiums	597	518	1,038	922
Escrow, title related and other fees	591	481	1,063	903
Interest and investment income	32	33	62	61
Realized gains and losses, net	1	—	1	2
Total revenues	1,768	1,465	3,128	2,672
Expenses:
Personnel costs	543	474	1,026	936
Agent commissions	451	395	784	702
Other operating expenses	403	329	741	679
Depreciation and amortization	37	35	74	73
Provision for title claim losses	69	57	120	110
Total expenses	1,503	1,290	2,745	2,500
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$265	$175	$383	$172
Orders opened by direct title operations (in thousands)	560	514	1,138	982
Orders closed by direct title operations (in thousands)	408	342	753	637
Fee per file	$2,026	$1,982	$1,930	$1,924
Total revenues for the Title segment increased $303 million, or 21%, in the three months ended June 30, 2015 from the 2014 period and increased $456 million, or 17%, in the six months ended June 30, 2015 from the 2014 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2015	Total	2014	Total	2015	Total	2014	Total
	(Dollars in millions)
Title premiums from direct operations	$547	48%	$433	46%	$964	48%	$784	46%
Title premiums from agency operations	597	52	518	54	1,038	52	922	54
Total title premiums	$1,144	100%	$951	100%	$2,002	100%	$1,706	100%
Title premiums increased 20% in the three months ended June 30, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $114 million, or 26%, and an increase in premiums from agency operations of $79 million, or 15% in the three months ended June 30, 2015. Title premiums increased 17% in the six months ended June 30, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $180 million, or 23%, and an increase in premiums from agency operations of $116 million, or 13% in the six months ended June 30, 2015.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Opened title insurance orders from purchase transactions (1)	57.0%	60.1%	51.7%	58.7%
Opened title insurance orders from refinance transactions (1)	43.0	39.9	48.3	41.3
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	53.8%	60.9%	50.5%	58.0%
Closed title insurance orders from refinance transactions (1)	46.2	39.1	49.5	42.0
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six months ended June 30, 2015 as compared to 2014 primarily due to an increase in closed order volumes. The increase in closed order volumes was primarily related to a significant increase in purchase transactions in the three and six months ended June 30, 2015 as compared to 2014. Closed order volumes were 408,000 and 753,000 in the three and six months ended June 30, 2015, respectively, compared with 342,000 and 637,000 in the three and six months ended June 30, 2014, respectively. This represented an increase of 19% and 18%, respectively. Open title orders increased consistently with closed orders over the three and six months ended June 30, 2015 as compared to 2014. The average fee per file in our direct operations was $1,930 and $2,026 in the three and six months ended June 30, 2015, respectively, compared to $1,924 and $1,982 in the three and six months ended June 30, 2014, respectively. The slight increase in average fee per file reflects an increase in commercial transactions which have a higher fee per file. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of the overall increase in real estate activity over the comparable period. The increase was consistent with the increase in direct operations, described above.
Escrow, title related and other fees increased by $110 million, or 23%, in the three months ended June 30, 2015 from 2014 and increased $160 million, or 18%, in the six months ended June 30, 2015 from 2014. Escrow fees, which are more closely related to our direct operations, increased $36 million, or 23%, in the three months ended June 30, 2015 compared to the 2014 period and increased $60 million or 22% in the six months ended June 30, 2015 compared to the 2014 period. In both periods the increase is consistent with the increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $76 million, or 24%, in the three months ended June 30, 2015 from 2014 and increased $103 million, or 17%, in the six months ended June 30, 2015 from 2014. The increase in other fees is consistent with the increase in our direct premiums and is also driven by $57 million and $78 million in revenue for the three and six months ended June 30, 2015, respectively, from Pacific Union in which we acquired a controlling stake in December 2014 and an increase in our home warranty revenue resulting from our acquisition of BPG.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $1 million in the three months ended June 30, 2015 compared to the 2014 period. The decrease is attributable to decreases in bond holdings and bond yields and was offset by increases in preferred and common stock dividends. Interest and investment income increased $1 million in the six months ended June 30, 2015 compared to the 2014 period. The increase is primarily attributable to the increase in the average portfolio balance in the six months ended June 30, 2015 compared to the 2014 period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $69 million, or 15% increase in the three-month period ended June 30, 2015 compared to the 2014 period. The increase is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue and higher headcount associated with the increase in order volume in the three months ended June 30, 2015 from the 2014 period, offset by severance expense of $1 million and a synergy bonus program accrual of $25 million related to the LPS transaction in the 2014 period. There was a $90 million, or 10% increase in the six-month period ended June 30, 2015 compared to the 2014 period. The increase is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue and higher headcount associated with the increase in order volume in the six-month period ended June 30, 2015 compared to the 2014 period, offset by severance expense of $16 million and a synergy bonus program accrual related to the LPS transaction in the 2014 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 48% and 51% for the three and six month periods ended June 30, 2015 and 52% and 56%

for the three and six-month periods ended June 30, 2014. The decrease in personnel costs as a percentage of revenue is consistent with the increase in revenues discussed above, offset by the lower percentage increase in personnel costs. Average employee count in the Title segment was 21,016 and 19,702 in the three-month periods ended June 30, 2015 and 2014, respectively, and 20,322 and 19,770 in the six-month periods ended June 30, 2015 and 2014, respectively. The increase in personnel costs is attributable to the increased order volume discussed above.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $74 million, or 22% in the three months ended June 30, 2015 from 2014. Other operating expenses increased $62 million, or 9% in the six months ended June 30, 2015 from 2014. The increase in other operating expenses is consistent with the increase in revenue and was also driven by additional expenses associated with Pacific Union in which we acquired a controlling stake in December 2014.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained consistent since 2014:

	Three months ended June 30,				Six months ended June 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in millions)
Agent premiums	597	100%	518	100%	$1,038	100%	$922	100%
Agent commissions	451	76%	395	76%	784	76%	702	76%
Net retained agent premiums	$146	24%	$123	24%	$254	24%	$220	24%
Depreciation and amortization in the title segment decreased $2 million and $1 million in the three and six months ended June 30, 2015 from the 2014 period.
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
The claim loss provision for title insurance was $69 million and $57 million for the three-month periods ended June 30, 2015 and 2014, respectively, and reflects an average provision rate of 6% of title premiums. The claim loss provision for title insurance was $120 million and $110 million for the six-month periods ended June 30, 2015 and 2014, respectively, and reflects an average provision rate of 6% and 6.4% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Black Knight
The results of the FNF Core segment reflected in the three and six months ended June 30, 2015 and 2014 include the results of Black Knight and subsidiaries. The following table presents the results from operations of Black Knight:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Escrow, title related and other fees	$232	$213	459	418
Realized gains and losses, net	(5)	—	(5)	—
Total revenues	227	213	454	418
Expenses:
Personnel costs	102	110	199	254
Other operating expenses	41	48	78	125
Depreciation and amortization	50	32	95	94
Interest expense	11	7	19	15
Total expenses	204	197	391	488
Earnings (loss) from continuing operations before income taxes	$23	$16	$63	$(70)
The results of the Black Knight segment were positively affected by a $14 million and $36 million increase in total revenues in the three and six-month periods ended June 30, 2015 compared to the 2014 periods. The increased revenue in the three month period was primarily driven by increased loan counts on its servicing platform, increased communication and usage fees, and the implementation of a large loan origination systems client. For the six-month period the increase is also attributable to price increases, new products, and favorable contract renewals.
The results of the Black Knight segment were also improved by the reduction in costs related to the acquisition and integration of LPS by FNF on January 2, 2014. During the six months ended June 30, 2014, the results of Black Knight contain $37 million of transaction expenses, $26 million in severance expenses, and a $25 million expense to accrue for bonuses under the former synergy bonus program. These additional costs in the 2014 period resulted in the increase in the current period earnings and were offset by additional costs associated with Black Knight's IPO incurred in the current year which totaled $4 million in the six months ended June 30, 2015.
Earnings from continuing operations before income taxes increased $7 million and $133 million in the three and six months ended June 30, 2015 compared to the 2014 period. The increase is primarily attributable to the increased revenue and decreased costs discussed above.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Core Corporate and Other segment generated no revenues for the three months ended June 30, 2015 and negative revenue of $5 million for the three months ended June 30, 2014, and generated negative revenues of $4 million and $14 million in the six-month periods ended June 30, 2015 and 2014, respectively. The revenue in the six-month periods represents the elimination of revenues between our Black Knight segment and our Title segment. In the three-month periods the elimination of revenues is offset by increased revenue at other small subsidiaries within the segment resulting in no net revenue.
Other operating expenses in the FNF Core Corporate and Other segment were $9 million and $9 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $(19) million for the six-month periods ended June 30, 2015 and 2014, respectively.The increase in the current six month period is due to the inclusion of approximately $29 million in payments from Black Knight as reimbursement of transaction costs related to the LPS acquisition in the 2014 period. Both periods also reflect the elimination of software license fees between our Black Knight segment and our Title segment.
Interest expense was $20 million and $24 million for the three months ended June 30, 2015 and 2014, respectively, and $41 million and $46 million for the six-month periods ended June 30, 2015 and 2014, respectively. The slight decrease is attributable to the lower average outstanding balance on the FNF revolving credit facility over the period as well as the repayment of the $1.1 billion FNF term loan in the current quarter.

This segment generated pretax losses of $36 million and $42 million for the three months ended June 30, 2015 and 2014, respectively, and $64 million and $53 million for the six months ended June 30, 2015 and 2014, respectively. The change was due to the reasons discussed above, primarily the change in Other operating expenses.

Restaurant Group	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Total restaurant revenue	$371	$358	$735	$712
Realized gains and losses, net	—	(1)	—	(1)
Total revenues	371	357	735	711
Expenses:
Personnel costs	16	17	33	33
Cost of restaurant revenue	313	303	619	603
Other operating expenses	21	17	37	31
Depreciation and amortization	13	12	26	25
Interest expense	1	1	3	3
Total expenses	364	350	718	695
Earnings from continuing operations before income taxes	$7	$7	$17	$16
Total revenues for the Restaurant group segment increased $14 million, or 4%, in the three months ended June 30, 2015, from the 2014 period and $24 million, or 3%, in the six months ended June 30, 2015 from the 2014 period.
Earnings from continuing operations before income taxes remained flat in the three months ended June 30, 2015, from the 2014 period and increased by $1 million in the six months ended June 30, 2015 from the 2014 period. The increase in the six month period is a result of the increased revenue period over period offset by slightly higher Cost of restaurant revenue and Other operating expenses.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, and other smaller operations which are not title related. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which is tied to the fair value of certain of our FNFV investments. During 2014, the LTIP was frozen and then was terminated on December 31, 2014. Also during 2014, we established our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable pre-tax gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $29 million and $29 million for the three months ended June 30, 2015 and 2014, respectively, and $143 million and $58 million for the six months ended June 30, 2015 and 2014, respectively. The increase in the six month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015 and an increase in revenue of $11 million in the six months ended June 30, 2015 from the 2014 period at Digital Insurance. Digital Insurance made several acquisitions subsequent to June 30, 2014, which account for this growth in revenue.
Personnel costs were $22 million and $19 million for the three months ended June 30, 2015 and 2014, respectively, and $43 million and $39 million for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily attributable to the aforementioned acquisitions by Digital Insurance.
This segment generated pretax (losses) earnings of $(5) million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $6 million and $3 million for the six months ended June 30, 2015 and 2014, respectively. The change in the three month period is primarily due to the increase in personnel costs and the change in the six month period is primarily attributable to the increase in revenues described above.
Equity in earnings (losses) of unconsolidated affiliates was $4 million and $(7) million for the three months ended June 30, 2015 and 2014, respectively, and $1 million and $(38) million for the six months ended June 30, 2015 and 2014, respectively. The increase of $11 million in the three months ended June 30, 2015 is primarily a result of the sale of a portion of its stake in Fleetcor by Ceridian. The equity in earnings (losses) of unconsolidated affiliates for the six months ended June 30, 2014 includes nine months of Ceridian's results, as in the first quarter of 2014 we transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the results for the six month period ended June 30, 2014 includes $38 million of equity in losses of unconsolidated affiliates, which represents our portion of Ceridian's net losses for the nine-month period ended June 30, 2014 as well as the settlement of Ceridian's U.S. Fueling Merchants lawsuit.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.19 per share for the second quarter of 2015, or approximately $53 million to our FNF Group common shareholders. On July 20, 2015, our Board of Directors declared cash dividends of $0.21 per share, payable on September 30, 2015, to FNF Group common shareholders of record as of September 16, 2015. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2014, $2,108 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2015, our title subsidiaries could pay or make distributions to us of approximately $236 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On June 30, 2014, we completed the creation of a tracking stock for our portfolio company investments, now known as FNFV. The primary FNFV investments include our equity interests in ABRH, J. Alexander's, Ceridian, and Digital Insurance. We provided $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used for investment purposes, repurchasing FNFV Group stock or other general corporate purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives and/or conserving cash.
Our cash flows provided by (used in) operations for the six months ended June 30, 2015 and 2014 totaled $378 million and $(11) million, respectively. The increase of $389 million is primarily due to higher net income in the six months ended June 30, 2015 as compared to the 2014 period, the reduction of expenses in the current period from those incurred in the prior year period including $45 million of transaction costs and $42 million in severance payments related to the acquisition of LPS, bonus payments of $88 million including payments under the Long Term Incentive Program (LTIP) which was terminated as of December 31, 2014, and $48 million in payments made for certain legal matters relating to historic LPS matters. These 2014 cash outflows were offset by tax refunds of $62 million on LPS acquisition costs.

Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $103 million and $83 million for the six-month periods ended June 30, 2015 and 2014, respectively, with the increase related to expenditures on property and equipment and capitalized software at Black Knight.
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
In our Restaurant Group segment, average weekly sales per restaurant are typically higher in the first and fourth quarters, and accordingly we typically generate a disproportionate share of our earnings from operations in those quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. There have been no significant changes to our long term contractual obligations since the 10-K filed on March 2, 2015, other than as described below.
In May 2015, we repaid the $1.1 billion balance of term loans outstanding under our Term Loan Agreement with Bank of America, N.A.
On May 29, 2015, Black Knight completed a redemption (the "Redemption") of $205 million in aggregate principal of its senior notes ("Black Knight Senior Notes") at a price of 105.750%. Black Knight incurred a charge on the Redemption of $12 million and also reduced the bond premium by $7 million for the portion of the premium that relates to the redeemed Black Knight Senior Notes, resulting in a net charge on the Redemption of $5 million. Following the Redemption, $390 million in aggregate principal of Black Knight Senior Notes remained outstanding.
On May 27, 2015, BKIS, a subsidiary of Black Knight, entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion, dated as of May 27, 2015, with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. FNF is not a party to and does not provide any guaranty or stock pledge under the BKIS Credit Agreement.
On May 27, 2015, we entered into an amendment to our existing $800 million third amended and restated credit agreement (as previously amended, the “Existing Revolving Credit Agreement”), dated as of June 25, 2013, with Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (the “FNF Amended Revolving Credit Agreement”). Among other changes, the FNF Amended Revolving Credit Agreement amends the Existing Revolving Credit Agreement to permit FNF and its subsidiaries to incur the indebtedness and liens in connection with the BKIS Credit Agreement.
During the first quarter of 2015, Digital Insurance entered into a credit agreement (the "Digital Insurance Credit Facility") with Bank of America, N.A. as Administrative Agent, Swingline Lender and Issuing Lender. The Digital Insurance Credit Facility provides for a maximum revolving loan of $120 million (the "DI Revolver") with a maturity date of March 31, 2020.
See Note D to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion on our notes payable.
Capital Stock Transactions. On June 25, 2015, J. Alexander's filed a draft registration statement on Form 10 with the Securities and Exchange Commission ("SEC") for its planned spin-off (the "Spin-off") from FNF. J. Alexander's is currently presented as part of the Restaurant Group segment of FNFV. Immediately prior to the Distribution, FNF will own 13,116,000 shares of common stock of J. Alexander’s Holdings, Inc. (“PubliCo”), which represents 87.44% of the total issued and outstanding shares of PubliCo. As a result of the Spin-off, all 13,116,000 of PubliCo shares owned by FNF will be distributed ("the Distribution") in the form of a dividend to common stockholders of FNFV. As a result of the Distribution, each FNFV shareholder is expected to receive 0.1678 shares of PubliCo's common stock for each share of FNFV common stock owned by such shareholder. The Spin-off and Distribution are subject to the satisfaction or waiver of certain conditions as outlined in their Form 10 filed with the SEC on June 25, 2015. The registration statement has not yet become effective. As a result, shares to be registered may not be sold nor may offers to buy be accepted prior to the time when the registration statement becomes effective.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.

On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 2,323,350 shares under this program during the six months ended June 30, 2015 for approximately $34 million, or an average of $14.63 per share. Subsequent to June 30, 2015 through market close on July 30, 2015, we purchased 104,000 additional shares for approximately $2 million, or an average of $15.57 per share. Since the original commencement of this program, we have repurchased a total of 2,543,450 shares for $37 million, or an average of $14.64 per share, and there are 7,456,550 shares available to be repurchased under this program.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our FNF Group common stock through July 30, 2015. On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 1,100,000 shares of FNF Group common stock during the six months ended June 30, 2015 for approximately $41 million, or an average of $36.93 per share. Subsequent to June 30, 2015 through market close on July 30, 2015, we purchased 200,000 additional shares for $8 million, or an average of $37.81 per share. Since the original commencement of the plan, we have repurchased a total of 3,380,000 shares of FNF Group common stock for $100 million, or an average of $28.97 per share, and there are 11,620,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of June 30, 2015 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNFV during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2015 - 4/30/2015	50,000	14.62	50,000	9,410,550
5/1/2015 - 5/31/2015	850,000	15.07	850,000	8,560,550
6/1/2015 - 6/30/2015	1,000,000	15.23	1,000,000	7,560,550
Total	1,900,000	$15.14	1,900,000	7,560,550

(1)
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNF during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/1/2015 - 6/30/2015	1,100,000	36.93	1,100,000	11,820,000
Total	1,100,000	$36.93	1,100,000	11,820,000

(1)
On July 30, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our FNF Group common stock through July 31, 2015. On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program. Under the new stock repurchase program, we can repurchase up to 25 million shares of our common stock. This program had not been approved as of June 30, 2015, and, accordingly, is not included in the table above.

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2015	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.