Form 10-Q
period 2015-09-30
Fidelity National Financial, Inc.
filed 2015-10-29
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of September 30, 2015 were:
FNF Group Common Stock    277,517,179
FNFV Group Common Stock     75,805,382

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2015

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2015 and December 31, 2014 includes pledged fixed maturity securities of $337 and $499, respectively, related to secured trust deposits	$2,661	$3,025
Preferred stock available for sale, at fair value	292	223
Equity securities available for sale, at fair value	323	145
Investments in unconsolidated affiliates	682	770
Other long-term investments	104	172
Short-term investments, at September 30, 2015 and December 31, 2014 includes short term investments of $113 and $146, respectively, related to secured trust deposits	625	334
Total investments	4,687	4,669
Cash and cash equivalents, at September 30, 2015 and December 31, 2014 includes $248 and $136, respectively, of pledged cash related to secured trust deposits	1,018	700
Trade and notes receivables, net of allowance of $31 and $32, at September 30, 2015 and December 31, 2014, respectively	562	504
Goodwill	4,731	4,721
Prepaid expenses and other assets	583	484
Capitalized software, net	564	570
Other intangible assets, net	1,010	1,110
Title plants	394	393
Property and equipment, net	487	635
Income taxes receivable	—	59
Total assets	$14,036	$13,845
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,308	$1,308
Notes payable	2,811	2,803
Reserve for title claim losses	1,605	1,621
Secured trust deposits	684	622
Income taxes payable	66	—
Deferred tax liability	613	703
Total liabilities	7,087	7,057
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC as of September 30, 2015 and 33% minority holder of Black Knight Financial Services, LLC and 35% minority holder of ServiceLink Holdings, LLC as of December 31, 2014	344	715
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2015 and December 31, 2014; outstanding of 277,517,179 and 279,443,239 as of September 30, 2015 and December 31, 2014, respectively, and issued of 281,342,841 and 279,824,125 as of September 30, 2015 and December 31, 2014, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of September 30, 2015 and December 31, 2014; outstanding of 75,805,382 and 92,828,470 as of September 30, 2015 and December 31, 2014, respectively, and issued of 80,581,466 and 92,946,545 as of September 30, 2015 and December 31, 2014, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,772	4,855
Retained earnings	1,294	1,150
Accumulated other comprehensive (loss) earnings	(65)	2
Less: treasury stock, 8,601,746 shares as of September 30, 2015 and 493,737 shares as of December 31, 2014, at cost	(209)	(13)
Total Fidelity National Financial, Inc. shareholders’ equity	5,792	5,994
Non-controlling interests	813	79
Total equity	6,605	6,073
Total liabilities, redeemable non-controlling interest and equity	$14,036	$13,845
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$524	$465	$1,488	$1,249
Agency title insurance premiums	647	528	1,685	1,450
Escrow, title related and other fees	852	736	2,517	2,097
Restaurant revenue	349	343	1,084	1,055
Interest and investment income	30	28	93	93
Realized gains and losses, net	(10)	(7)	(19)	(6)
Total revenues	2,392	2,093	6,848	5,938
Expenses:
Personnel costs	680	626	1,993	1,888
Agent commissions	495	396	1,279	1,098
Other operating expenses	476	411	1,424	1,247
Cost of restaurant revenue	302	296	921	899
Depreciation and amortization	102	101	306	302
Provision for title claim losses	65	59	185	169
Interest expense	34	32	97	96
Total expenses	2,154	1,921	6,205	5,699
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	238	172	643	239
Income tax expense	81	65	219	79
Earnings from continuing operations before equity in losses of unconsolidated affiliates	157	107	424	160
Equity in losses of unconsolidated affiliates	(19)	(7)	(16)	(43)
Net earnings from continuing operations	138	100	408	117
Net loss from discontinued operations, net of tax	—	(13)	—	(1)
Net earnings	138	87	408	116
Less: Net earnings (loss) attributable to non-controlling interests	6	(15)	20	(75)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$132	$102	$388	$191

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to Old FNF common shareholders	$—	$—	$—	$77
Net earnings from discontinued operations attributable to Old FNF common shareholders	$—	$—	$—	$12
Net earnings attributable to Old FNF common shareholders	$—	$—	$—	$89

Net earnings attributable to FNF Group common shareholders	$150	$114	$396	$114

Net (loss) earnings from continuing operations attributable to FNFV Group common shareholders	$(18)	$1	$(8)	$1
Net loss from discontinued operations attributable to FNFV Group common shareholders	$—	$(13)	$—	$(13)
Net loss attributable to FNFV Group common shareholders	$(18)	$(12)	$(8)	$(12)
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - Continued
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Earnings per share
Basic
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$—	$—	$0.29
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	—	—	0.04
Net earnings per share attributable to Old FNF common shareholders	$—	$—	$—	$0.33

Net earnings per share attributable to FNF Group common shareholders	$0.54	$0.41	$1.42	$0.41

Net (loss) earnings per share from continuing operations attributable to FNFV Group common shareholders	(0.24)	0.01	(0.10)	0.01
Net loss per share from discontinued operations attributable to FNFV Group common shareholders	—	(0.14)	—	(0.14)
Net loss per share attributable to FNFV Group common shareholders	$(0.24)	$(0.13)	$(0.10)	$(0.13)
Diluted
Net earnings per share from continuing operations attributable to Old FNF common shareholders	$—	$—	$—	$0.28
Net earnings per share from discontinued operations attributable to Old FNF common shareholders	—	—	—	0.04
Net earnings per share attributable to Old FNF common shareholders	$—	$—	$—	$0.32

Net earnings per share attributable to FNF Group common shareholders	$0.53	$0.40	$1.38	$0.40

Net (loss) earnings per share from continuing operations attributable to FNFV Group common shareholders	(0.24)	0.01	(0.10)	0.01
Net loss per share from discontinued operations attributable to FNFV Group common shareholders	—	(0.14)	—	(0.14)
Net loss per share attributable to FNFV Group common shareholders	$(0.24)	$(0.13)	$(0.10)	$(0.13)

Weighted average shares outstanding Old FNF common stock, basic basis	—	—	—	183
Weighted average shares outstanding Old FNF common stock, diluted basis	—	—	—	189
Cash dividends paid per share Old FNF common stock	$—	$—	$—	$0.36

Weighted average shares outstanding FNF Group common stock, basic basis	277	275	278	92
Weighted average shares outstanding FNF Group common stock, diluted basis	285	284	286	94
Cash dividends paid per share FNF Group common stock	$0.21	$0.18	$0.59	$0.18

Weighted average shares outstanding FNFV Group common stock, basic basis	76	92	81	31
Weighted average shares outstanding FNFV Group common stock, diluted basis	78	93	84	31
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$138	$87	$408	$116
Other comprehensive loss:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(19)	(12)	(30)	9
Unrealized loss on investments in unconsolidated affiliates (2)	(19)	(7)	(24)	(8)
Unrealized loss on foreign currency translation (3)	(2)	(8)	(9)	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	1	—	—
Minimum pension liability adjustment (5)	(4)	—	(4)	—
Other comprehensive loss	(44)	(26)	(67)	(4)
Comprehensive earnings	94	61	341	112
Less: Comprehensive earnings (loss) attributable to non-controlling interests	6	(15)	20	(75)
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$88	$76	$321	$187

Comprehensive earnings attributable to Old FNF common shareholders	$—	$—	$—	$111

Comprehensive earnings attributable to FNF Group common shareholders	$125	$100	$357	$100

Comprehensive loss attributable to FNFV Group common shareholders	$(37)	$(24)	$(32)	$(24)
_______________________________________

(1)
Net of income tax (benefit) expense of $(12) million and $(7) million for the three-month periods ended September 30, 2015 and 2014, respectively, and $(18) million and $5 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

(2)
Net of income tax benefit of $12 million and $4 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $15 million and $5 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

(3)
Net of income tax benefit of $1 million and $5 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $6 million and $3 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

(4)	Net of income tax expense of less than $1 million for the three-month period ended September 30, 2014.

(5)	Net of income tax benefit of $2 million for both the three and nine-month periods ended September 30, 2015.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2014	280	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
Equity offering costs	—	—	—	—	(1)	—	—	—	—	—	(1)	—
Exercise of stock options	1	—	—	—	19	—	—	—	—	—	19	—
Treasury stock repurchased	—	—	—	—	—	—	—	20	(381)	—	(381)	—
Tax benefit associated with the exercise of stock options	—	—	—	—	13	—	—	—	—	—	13	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(30)	—	—	—	(30)	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	(24)	—	—	—	(24)	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	—	—	(9)	—	—	—	(9)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	(4)	—	—	—	(4)	—
J. Alexander's Spin-off	—	—	—	—	—	(80)	—	—	—	(13)	(93)	—
Stock-based compensation	—	—	—	—	29	—	—	—	—	(44)	(15)	59
Retirement of treasury shares	—	—	(12)	—	(186)	—	—	(12)	186	—	—	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(1)	—	(1)
Dividends declared	—	—	—	—	—	(164)	—	—	—	—	(164)	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	(6)	—	—	—	—	—	(6)	—
Proceeds from Black Knight IPO	—	—	—	—	—	—	—	—	—	475	475	—
Gain on Black Knight IPO	—	—	—	—	53	—	—	—	—	(96)	(43)	—
Reclassification of redeemable NCI resulting from IPO/share conversion	—	—	—	—	—	—	—	—	—	430	430	(430)
Contributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	(27)	(27)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(4)	(4)	—
Dilution of ownership in unconsolidated affiliates	—	—	—	—	(4)	—	—	—	—	—	(4)
Net earnings	—	—	—	—	—	388	—	—	—	20	408	—
Balance, September 30, 2015	281	$—	81	$—	$4,772	$1,294	$(65)	8	$(209)	$813	$6,605	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings	$408	$116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	306	356
Equity in losses of unconsolidated affiliates	16	43
Loss on sales of investments and other assets, net	9	6
Gain on sale of Cascade Timberlands	(12)	—
Impairment of assets	10	—
Stock-based compensation cost	44	39
Tax benefit associated with the exercise of stock options	(13)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments, and secured trust deposits	(1)	—
Net increase in trade receivables	(57)	(53)
Net increase in prepaid expenses and other assets	(67)	(56)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(34)	(182)
Net decrease in reserve for title claim losses	(16)	(50)
Net change in income taxes	67	75
Net cash provided by operating activities	660	289
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	712	581
Proceeds from calls and maturities of investment securities available for sale	245	321
Proceeds from sales of other assets	14	2
Additions to property and equipment and capitalized software	(172)	(144)
Purchases of investment securities available for sale	(936)	(841)
Net purchases of short-term investment securities	(309)	—
Net purchases of other long-term investments	(22)	(57)
Contributions to investments in unconsolidated affiliates	(78)	—
Distributions from unconsolidated affiliates	175	33
Net other investing activities	(9)	(3)
Acquisition of Lender Processing Services, Inc., net of cash acquired	—	(2,253)
Acquisition of USA Industries, Inc., net of cash acquired	—	(40)
Acquisition of BPG Holdings, LLC, net of cash acquired	(43)	—
Acquisition of Compass and Prospective	(19)	—
Proceeds from sale of Cascades Timberlands	56	—
Other acquisitions/disposals of businesses, net of cash acquired	(36)	(45)
Net cash used in investing activities	(422)	(2,446)
Cash flows from financing activities:
Borrowings	1,352	1,683
Debt service payments	(1,325)	(860)
Additional investment in non-controlling interest	(6)	—
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	—	687
Proceeds from Black Knight IPO	475	—
Dividends paid	(164)	(150)
Subsidiary dividends paid to non-controlling interest shareholders	(4)	(47)
Exercise of stock options	19	22
Equity and debt issuance costs	(1)	(3)
Tax benefit associated with the exercise of stock options	13	5
Distributions by BKFS to member	(17)	—
Purchases of treasury stock	(374)	—
Net cash (used in) provided by financing activities	(32)	1,337
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	206	(820)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	564	1,630
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$770	$810
Supplemental cash flow information:
Income taxes paid (received), net	$148	$(7)
Interest paid	$92	$101
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
Through our Core Operations, FNF is a leading provider of (i) title insurance, escrow and other title related services, including collection and trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of September 30, 2015, we had the following reporting segments:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services, Inc. ("LPS"), now combined with our ServiceLink business. Transaction services include other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Black Knight. This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.

•
FNF Core Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance-related operations.

FNFV

•
Restaurant Group. As of September 30, 2015, this segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. The segment also includes the results of J. Alexander's, Inc. ("J. Alexander's") through September 28, 2015, the date it was distributed to FNFV shareholders. See the Recent Developments section below for further discussion of the distribution of J. Alexander's.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On October 28, 2015, we announced that we are reevaluating the form and timing of the spin-off of ABRH to FNFV shareholders previously announced on July 30, 2015.
On September 16, 2015, J. Alexander's and FNF entered into a Separation and Distribution Agreement, pursuant to which FNF agreed to distribute one hundred percent (100%) of its shares of J. Alexander's common stock, on a pro rata basis, to the holders of FNFV common stock. Holders of FNFV common stock received, as a distribution from FNF, approximately 0.17272 shares of J. Alexander’s common stock for every one share of FNFV common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). The Distribution was made on September 28, 2015. As a result of the Distribution, J. Alexander's is now an independent public company and its common stock is listed under the symbol “JAX” on the New York Stock Exchange. The Distribution is expected to generally be tax-free to FNFV shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of J. Alexander's fractional shares.
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
On May 27, 2015, Black Knight InfoServ, LLC (“BKIS”), a subsidiary of Black Knight, entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion, with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. FNF does not provide any guaranty or stock pledge under the BKIS Credit Agreement.
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
On May 26, 2015, Black Knight closed its initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price to the public of $24.50 per share, which included 2,700,000 shares of Class A common stock issued upon the exercise in full of the underwriters' option to purchase additional shares. Black Knight received net proceeds of $475 million from the offering, after deduction of underwriter discount and expenses. In connection with the IPO, Black Knight amended and restated its certificate of incorporation to authorize the issuance of two classes of common stock, Class A common stock and Class B common stock, which will generally vote together as a single class on all matters submitted for a vote to stockholders. As a result, Black Knight issued shares of Class B common stock to us, and certain Thomas H. Lee Partners affiliates, as the holders of membership interests in Black Knight Financial Services, LLC ("BKFS Operating, LLC") prior to the IPO. Class B common stock is not publicly traded and does not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation that would be provided to holders of Class A common stock. Prior to the IPO, we owned 67% of the membership interests in BKFS Operating, LLC. Following the IPO, we own 55% of the outstanding shares of Black Knight in the form of Class B common stock, with a corresponding ownership interest in BKFS Operating, LLC.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of substantially all of the assets of Cascade Timberlands, LLC ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2015. The effect of the sale on FNFV's net earnings was income of approximately $12 million. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On June 4, 2015, Digital Insurance closed on the purchase of Compass Consulting Group, Inc. ("Compass") and Prospective Risk Management Corporation ("Prospective"), pursuant to a certain Stock Purchase Agreement, for approximately $21 million. We first consolidated the results of Compass and Prospective as of June 30, 2015.  Compass provides insurance and employee benefits consulting services for companies nationwide. Prospective is a third-party health care underwriting and consulting firm that offers risk assessment and risk consulting services to health insuring corporations, Professional Employer Organizations and Multiple Employer Welfare Arrangement organizations, single employer plans, and the agent/broker/health care consultant community.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We first consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
Remy
On December 31, 2014, we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of our previously owned subsidiary Remy International, Inc. ("New Remy", NASDAQ: REMY) a manufacturer and distributer of auto parts to FNFV shareholders. We continue to hold $29 million in Remy term loans, which are included in Fixed maturities available for sale on the Condensed Consolidated Balance Sheet. Prior to the Remy Spin-off, these investments were eliminated in consolidation.
As a result of the Remy Spin-off, the results from New Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three and nine months ended September 30, 2014. Total revenue included in discontinued operations was $290 million and $893 million for the three and nine months ended September 30, 2014, respectively. Pre-tax (losses) earnings included in discontinued operations were $(18) million and $0 for the three and nine months ended September 30, 2014, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of New Remy to the Statement of Earnings is shown below:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In millions)	(In millions)
Revenues:
Auto parts revenues	$290	$892
Other revenues	—	1
Total	290	893

Expenses:
Personnel costs	20	63
Other operating expenses	16	40
Cost of auto parts revenues	266	771
Depreciation & amortization	1	3
Interest expense	5	16
Total expenses	308	893

Loss from discontinued operations before income taxes	(18)	—
Income tax benefit	(6)	—
Net loss from discontinued operations	(12)	—
Less: Net loss attributable to non-controlling interests	(7)	(2)
Net (loss) earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	$(5)	$2
Cash flow from discontinued operations data:
Net cash used in operations	$(3)	$(7)
Net cash used in investing activities	(5)	(57)

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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we own to the total weighted average diluted shares of Black Knight outstanding and multiply the ratio by their net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted EPS calculation. As the effect was antidilutive for the nine months ended September 30, 2015 and had no effect for the three months ended September 30, 2015, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted EPS. There are no adjustments to earnings attributable to FNF in our calculation of basic EPS. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted EPS.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options during the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
As of the close of business on June 30, 2014, we completed the recapitalization of our previously outstanding FNF Class A common stock ("Old FNF common stock") into two tracking stocks, FNF Group common stock and FNFV Group common stock.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As a result of the recapitalization, the weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the nine month period ended September 30, 2014 includes shares of Old FNF common stock. The weighted average shares outstanding presented on the Condensed Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2015 include shares of FNF Group common stock and FNFV Group common stock. Earnings per share for all periods presented are attributed to the related class of common stock.
Accounting for Sales of Stock by a Subsidiary
Black Knight closed its IPO on May 26, 2015. Black Knight received net proceeds of $475 million  from the offering, net of underwriting discounts and fees. As a result, we recorded a $53 million gain to additional paid in capital, a decrease in non-controlling interest in consolidated subsidiary of $96 million and an increase to deferred tax liability of $43 million as of and for the nine months ended September 30, 2015.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 or that operate under requirements similar to those in Rule 2a-7 from the GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application prior periods. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet determined the effect of the standard on our ongoing financial reporting. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted.
In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU was issued as part of FASB's current plan to simplify overly complex standards. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The update requires retrospective application to all prior period amounts presented. This update is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted. We early adopted the standard as of June 30, 2015 and have retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $34 million and $23 million have been reclassified from Other intangible assets to offset Notes payable in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. Had we adopted this ASU as of March 31, 2015, $23 million of debt issuance costs would have been reclassified from Other intangible assets to offset Note payable in our March 31, 2015 Condensed Consolidated Balance Sheet. The reclassification had no effect on income or retained earnings in any period.
In May 2015, the FASB issued ASU No. 2015-09 Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this ASU require insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses related to short-duration contracts. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. This update is effective for annual and interim periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. We do not expect this update to have a significant effect on our ongoing financial reporting as our primary insurance products are not short-duration contracts. However, we are still evaluating the totality of the effects the update will have on our disclosures.
In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this ASU defer the effective date of the guidance in Update 2014-09 which provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Update 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

from customer contracts. Update 2015-14 makes the amendments in Update 2014-09 effective for annual and interim periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of reporting periods beginning after December 15, 2016. Update 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities will also be required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU requires the prospective application of the amendments for adjustments to provisional amounts that occur after its effective date. While we are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures, the ASU would potentially have a material effect in future periods on large acquisitions with significant measurement period adjustments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$118	$—	$118
State and political subdivisions	—	798	—	798
Corporate debt securities	—	1,567	—	1,567
Mortgage-backed/asset-backed securities	—	75	—	75
Foreign government bonds	—	103	—	103
Preferred stock available for sale	56	236	—	292
Equity securities available for sale	312	11	—	323
Total assets	$368	$2,908	$—	$3,276

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$115	$—	$115
State and political subdivisions	—	948	—	948
Corporate debt securities	—	1,820	—	1,820
Mortgage-backed/asset-backed securities	—	105	—	105
Foreign government bonds	—	37	—	37
Preferred stock available for sale	50	173	—	223
Equity securities available for sale	145	—	—	145
Total assets	$195	$3,198	$—	$3,393

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

As of September 30, 2015 and December 31, 2014 we held no assets nor liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.
Note C — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$118	$116	$2	$—	$118
State and political subdivisions	798	774	24	—	798
Corporate debt securities	1,567	1,561	22	(16)	1,567
Mortgage-backed/asset-backed securities	75	72	3	—	75
Foreign government bonds	103	119	—	(16)	103
Preferred stock available for sale	292	294	3	(5)	292
Equity securities available for sale	323	268	78	(23)	323
Total	$3,276	$3,204	$132	$(60)	$3,276

	December 31, 2014
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$115	$112	$3	$—	$115
State and political subdivisions	948	917	31	—	948
Corporate debt securities	1,820	1,793	37	(10)	1,820
Mortgage-backed/asset-backed securities	105	101	4	—	105
Foreign government bonds	37	40	—	(3)	37
Preferred stock available for sale	223	223	3	(3)	223
Equity securities available for sale	145	72	79	(6)	145
Total	$3,393	$3,258	$157	$(22)	$3,393
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2015:

	September 30, 2015
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$415	16%	$416	16%
After one year through five years	1,828	69	1,839	69
After five years through ten years	297	11	301	11
After ten years	30	1	30	1
Mortgage-backed/asset-backed securities	72	3	75	3
Total	$2,642	100%	$2,661	100%
Subject to call	$1,562	59%	$1,569	59%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Included above in amounts subject to call are $1,255 million and $1,258 million in amortized cost and fair value, respectively, of fixed maturity securities with make-whole call provisions as of September 30, 2015.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, were as follows (in millions):

September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$365	$(15)	$13	$(1)	$378	$(16)
Foreign government bonds	79	(11)	23	(5)	102	(16)
Preferred stock available for sale	150	(3)	25	(2)	175	(5)
Equity securities available for sale	154	(23)	—	—	154	(23)
Total temporarily impaired securities	$748	$(52)	$61	$(8)	$809	$(60)

December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	682	(9)	17	(1)	699	(10)
Foreign government bonds	21	(1)	16	(2)	37	(3)
Equity securities available for sale	8	(6)	—	—	8	(6)
Preferred stock available for sale	59	(1)	19	(2)	78	(3)
Total temporarily impaired securities	$770	$(17)	$52	$(5)	$822	$(22)
We recorded $9 million in impairment charges on fixed maturity securities during the three and nine-month periods ended September 30, 2015 relating to investments that were determined to be other-than-temporarily impaired. The impairment charges were for fixed maturity securities that we determined the credit risk of the holdings was high and the ability of the issuer to pay the full amount of the principal was unlikely. We recorded no impairment charges relating to investments during the three or nine-month periods ended September 30, 2014. As of September 30, 2015 and December 31, 2014, we held $2 million and $5 million, respectively, in fixed maturity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ended September 30, 2015 and 2014, respectively:

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$9	$(12)	$(3)	$375	$13	$(15)	$(2)	$899
Preferred stock available for sale	—	—	—	5	—	—	—	43
Equity securities available for sale	9	(6)	3	20	10	(8)	2	26
Other long-term investments			—	—			—	14
Other assets			(10)	—			(10)	—
Debt extinguishment costs			—	—			(9)	—
Total			$(10)	$400			$(19)	$982

	Three months ended September 30, 2014				Nine months ended September 30, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)				(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$232	$4		$—	$4	$829
Preferred stock available for sale	—	—	—	15	—	—	(3)	(3)	73
Other long-term investments			(2)	—				—	—
Other assets			(6)	39				(7)	2
Total			$(7)	$286				$(6)	$904
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2015 and December 31, 2014, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	September 30, 2015	December 31, 2014
Ceridian	32%	$524	$725
Other	Various	158	45
Total		$682	$770

During the nine months ended September 30, 2015, Ceridian sold a portion of its holdings of Fleetcor common stock. The sale resulted in distributions from Ceridian to us of $135 million in the nine months ended September 30, 2015 which reduced our associated balance of investments in unconsolidated affiliates.
Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $27 million and $32 million as of September 30, 2015 and December 31, 2014, respectively. We did not purchase or dispose of any Ceridian Bonds for the three or nine-month periods ended September 30, 2015.
We have historically accounted for our equity in Ceridian on a three-month lag. However, during the first quarter of 2014, we began to account for our equity in Ceridian on a real-time basis. Accordingly, our net earnings for the nine-month period ended September 30, 2014 includes our equity in Ceridian's earnings for the 12-month period ended September 30, 2014. Our net earnings for the three and nine-month periods ended September 30, 2015 includes our equity in Ceridian's earnings for the corresponding three and nine-month periods ended September 30, 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the three month periods ended September 30, 2015 and 2014, we recorded $21 million and $9 million, in equity in losses of Ceridian, respectively. During the nine month periods ended September 30, 2015 and 2014, we recorded $21 million and $44 million, in equity in losses of Ceridian, respectively. There was $2 million in equity in earnings of other unconsolidated affiliates during both of the three month periods ended September 30, 2015 and 2014. There were $5 million and $1 million in equity in earnings of other unconsolidated affiliates during the nine month periods ended September 30, 2015 and 2014, respectively.
Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in earnings (losses) of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings, respectively, is presented below.

	September 30, 2015	December 31, 2014
	(In millions)
Total current assets before customer funds	$920	$1,417
Customer funds	2,975	4,957
Goodwill and other intangible assets, net	2,369	2,509
Other assets	82	92
Total assets	$6,346	$8,975
Current liabilities before customer obligations	$240	$205
Customer obligations	2,948	4,931
Long-term obligations, less current portion	1,163	1,168
Other long-term liabilities	339	391
Total liabilities	4,690	6,695
Equity	1,656	2,280
Total liabilities and equity	$6,346	$8,975

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2014
	(In millions)
Total revenues	$186	$193	$569	$832
Loss before income taxes	(36)	(36)	(44)	(63)
Net loss	(70)	(34)	(77)	(166)

On October 15, 2015, FNFV received gross proceeds of approximately $136 million from the indirect sale of approximately 912,000 shares of Fleetcor common stock in September 2015. The net, after-tax proceeds were approximately $108 million. We now own approximately 600,000 shares of FleetCor common stock that are valued at approximately $87 million. The remaining shares are being held in escrow, with 200,000 shares being released in each of November 2015, 2016 and 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D —Notes Payable
Notes payable consists of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$403	$395
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	287	284
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	299	299
FNF Term Loan, interest payable monthly at LIBOR + 1.63%, due January 2019	—	1,094
Revolving Credit Facility, unsecured, unused portion of $800 at September 30, 2015, due July 2018 with interest payable monthly at LIBOR + 1.45%	(5)	(7)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	397	616
Black Knight Term A Facility, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.25% (2.50% at September 30, 2015)	780	—
Black Knight Term B Facility, due May 27, 2022 with interest currently payable quarterly at LIBOR + 3.00% (3.75% at September 30, 2015)	344	—
Black Knight Revolving Credit Facility, unused portion of $300, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.25% (2.50% at September 30, 2015)	95	—
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (2.94% at September 30, 2015), due August 2019	102	106
Digital Insurance Revolving Credit Facility, unused portion of $26 at September 30, 2015, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.77% at September 30, 2015)	97	—
ABRH Revolving Credit Facility, unused portion of $73 at September 30, 2015, due August 2019 with interest payable monthly at LIBOR + 2.75% (2.94% at September 30, 2015)	11	—
Other	1	16
	$2,811	$2,803
At September 30, 2015, the estimated fair value of our long-term debt was approximately $3,169 million or $324 million higher than its carrying value, excluding $34 million of unamortized debt issuance costs. The carrying values of our ABRH term loan, ABRH revolving credit facility and Digital Insurance revolving credit facility approximate the fair values at September 30, 2015 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,715 million as of September 30, 2015. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2015 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A and Term B facilities approximate fair value at September 30, 2015. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, BKIS entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The BKIS Credit Agreement provides for (i) an $800 million term loan A facility (the “Term A Facility”), (ii) a $400 million term loan B facility (the “Term B Facility”) and (iii) a $400 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term A Facility and Term B Facility, the “Facilities”). The loans under the Term A Facility and the Revolving Credit Facility mature on May 27, 2020 and the loans under the Term B Facility mature on May 27, 2022. The Facilities are guaranteed by all of BKIS’s wholly-owned domestic restricted subsidiaries and BKFS Operating, LLC, a Delaware limited liability company and the direct parent company of BKIS (“Holdings”), and are secured by associated collateral agreements which pledge a lien on virtually all of the BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors. The Term A Facility and the Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 50 and 125 basis points depending on the total leverage ratio of Holdings and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 150 and 225 basis points depending on the Consolidated Leverage Ratio. Until the delivery of the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

initial financial statements under the BKIS Credit Agreement, the Term A Facility and the Revolving Credit Facility bear interest, at the option of BKIS, at either (i) the base rate plus a margin of 125 basis points or (ii) the Eurodollar rate plus a margin of 225 basis points. The Term B Facility bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 175 or 200 basis points depending on the Consolidated Leverage Ratio and (ii) the Eurodollar rate plus a margin of 275 or 300 basis points depending on the Consolidated Leverage Ratio; subject to a Eurodollar rate floor of 75 basis points. Until the delivery of the initial financial statements under the BKIS Credit Agreement, the Term B Facility bears interest, at the option of BKIS, at either (i) the base rate plus a margin of 200 basis points or (ii) the Eurodollar rate plus a margin of 300 basis points. In addition, BKIS will pay an unused commitment fee of between 25 and 35 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. As of September 30, 2015 BKIS had aggregate outstanding debt of $1,269 million under the BKIS Credit Agreement, net of debt issuance costs. We hold approximately $50 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and the other financial institutions party thereto. The Digital Insurance Facility provides for a maximum revolving loan of up to $120 million with a maturity date of March 31, 2020. The Digital Insurance Facility is guaranteed by Digital Insurance Holdings, Inc. (“DIH”) and each subsidiary of Digital Insurance (together with DIH, the “Loan Parties”) and secured by (i) a lien on all equity interests in Digital Insurance and each of its present and future subsidiaries, (ii) all property and assets of Digital Insurance and (iii) all proceeds and products of the property described in (i) and (ii) above. Pricing under the Digital Insurance Facility is based on an applicable margin between 250 and 350 basis points over LIBOR and between 150 and 250 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the Bank of America “prime rate” and (c) 100 basis points in excess of the one month LIBOR adjusted daily rate). A commitment fee amount is also due at a rate per annum equal to between 25 and 40 basis points on the actual daily unused portions of the Digital Insurance Facility. The Digital Insurance Facility also allows Digital Insurance to request up to $15 million in letters of credit commitments and $10 million in swingline debt from Bank of America. The Digital Insurance Facility allows Digital Insurance to elect to increase the amount of revolving commitments by up to $40 million so long as (i) no default or event of default exists under the Digital Insurance Facility at the time of such request and (ii) Digital Insurance is in compliance with its financial covenants on a pro forma basis after giving effect to such request. The Digital Insurance facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on Digital Insurance’s creation of liens, incurrence of indebtedness, dispositions of assets, restricted payments and transactions with affiliates. The Digital Insurance Facility includes customary events of default for facilities of this type, which include a cross-default provision whereby an event of default will be deemed to have occurred if any Loan Party fails to make any payment when due in respect of any indebtedness having a principal amount of $7.5 million or more or otherwise defaults under such indebtedness and such default results in a right by the lender to accelerate such Loan Party’s obligations. As of September 30, 2015, Digital Insurance had outstanding debt of $97 million under the Digital Insurance Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. As of September 30, 2015, ABRH has $11 million in outstanding borrowings under the ABRH Revolver. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH has borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee is also due at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million, (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $1.5 million if such dividend occurs on or before June 15, 2016. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. ABRH had $16 million of outstanding letters of credit and $73 million of remaining borrowing capacity under the ABRH Credit Facility as of September 30, 2015.
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
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amended the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1.0% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we pay a facility fee of between 175 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Existing Credit Agreement, except that the total debt to total capitalization ratio limit of 35% increased to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. As of September 30, 2015, there was no outstanding balance under the Revolving Credit Facility and $5 million in unamortized debt issuance costs.
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
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the Notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any 10 consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of Notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described above. On March 28, 2014, $42 thousand in principal of these bonds were converted at the election of the bondholder. These bonds had a fair value of $65 thousand. The conversion was completed in the second quarter of 2014.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at September 30, 2015 are as follows (in millions):
2015 (remaining)	$3
2016	9
2017	311
2018	300
2019	88
Thereafter	2,138
$2,849

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $87 million as of September 30, 2015 and $95 million as of December 31, 2014. None of the amounts we have currently recorded are considered to be individually or in the aggregate material to our financial condition. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending cases is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), Black Knight's predecessor (Lender Processing Services, Inc or "LPS") entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies’ review of LPS’s services included the services provided by LPS’s default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor did LPS admit any fault or liability. Under the Order, LPS agreed to further study the issues identified in the review and to enhance the LPS’s compliance, internal audit, risk management and board oversight plans with respect to those businesses. LPS also agreed to engage an independent third party to conduct a risk assessment and review of LPS’s default management businesses and the document execution services it provided to mortgage servicers from January 1, 2008 through December 31, 2010.
The document execution review by the independent third party has been on indefinite hold since June 30, 2013 while the banking agencies consider what, if any, additional review work they would like the independent third party to undertake.  Accordingly, the document execution review has taken and will continue to take longer to complete than the Company originally anticipated. In addition, the LPS default operations that were subject to the Order were contributed to ServiceLink in connection with the LPS acquisition and reorganization. To the extent such review, once completed, requires additional remediation of mortgage

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

documents or identifies any financial injury from the document execution services LPS provided, ServiceLink (as a result of the contribution of the underlying LPS business) has agreed to implement an appropriate plan to address the issues. The Order contains various deadlines to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. We or the LPS default operations contributed to ServiceLink will continue to make periodic reports to the banking agencies on the progress with respect to each of the undertakings in the Order. Although the Order does not include any fine or other monetary penalty, the banking agencies reserved their right to impose civil monetary penalties at any time. Based on discussions with the banking agencies and actions taken by the banking agencies with respect to other companies, we believe the likelihood that the banking agencies will assess a civil monetary penalty is both probable and reasonably estimable, and ServiceLink Holdings, LLC has included an estimate of such loss in its accrual for loss contingencies. This matter is subject to a Cross-Indemnity Agreement dated December 22, 2014, between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2015 (remaining)	$51
2016	261
2017	166
2018	136
2019	108
Thereafter	314
Total future minimum operating lease payments	$1,036
Note F — Dividends
On October 27, 2015, our Board of Directors declared cash dividends of $0.21 per share, payable on December 31, 2015, to FNF Group common shareholders of record as of December 17, 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
As of and for the three months ended September 30, 2015:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,171	$—	$—	$1,171	$—	$—	$—	$1,171
Other revenues	594	234	(5)	823	—	29	29	852
Restaurant revenues	—	—	—	—	349	—	349	349
Revenues from external customers	1,765	234	(5)	1,994	349	29	378	2,372
Interest and investment income, including realized gains and losses	31	—	(2)	29	(11)	2	(9)	20
Total revenues	1,796	234	(7)	2,023	338	31	369	2,392
Depreciation and amortization	36	48	1	85	12	5	17	102
Interest expense	—	16	15	31	2	1	3	34
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	244	39	(29)	254	(13)	(3)	(16)	238
Income tax expense (benefit)	89	17	(11)	95	—	(14)	(14)	81
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	155	22	(18)	159	(13)	11	(2)	157
Equity in earnings (losses) of unconsolidated affiliates	2	—	—	2	—	(21)	(21)	(19)
Earnings (loss) from continuing operations	$157	$22	$(18)	$161	$(13)	$(10)	$(23)	$138
Assets	$8,559	$3,682	$308	$12,549	$501	$986	$1,487	$14,036
Goodwill	2,316	2,224	3	4,543	103	85	188	4,731

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2014:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1) (2)	Total FNFV	Total

Title premiums	$993	$—	$—	$993	$—	$—	$—	$993
Other revenues	491	214	3	708	—	28	28	736
Restaurant revenues	—	—	—	—	343	—	343	343
Revenues from external customers	1,484	214	3	1,701	343	28	371	2,072
Interest and investment income, including realized gains and losses	26	—	(1)	25	—	(4)	(4)	21
Total revenues	1,510	214	2	1,726	343	24	367	2,093
Depreciation and amortization	35	48	1	84	14	3	17	101
Interest expense	—	8	24	32	2	(2)	—	32
Earnings (loss) from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	192	24	(35)	181	(3)	(6)	(9)	172
Income tax expense (benefit)	69	—	4	73	—	(8)	(8)	65
Earnings (loss) from continuing operations, before equity in (loss) earnings of unconsolidated affiliates	123	24	(39)	108	(3)	2	(1)	107
Equity in earnings (loss) of unconsolidated affiliates	1	—	—	1	—	(8)	(8)	(7)
Earnings (loss) from continuing operations	$124	$24	$(39)	$109	$(3)	$(6)	$(9)	$100
Assets	$8,393	$3,609	$(25)	$11,977	$682	$2,095	$2,777	$14,754
Goodwill	2,253	2,219	2	4,474	118	365	483	4,957
(1) Assets as of September 30, 2014 include $1,297 million for Remy, which is now presented as discontinued operations.
(2) Goodwill as of September 30, 2014 includes $262 million for Remy, which is now presented as discontinued operations.

As of and for the nine months ended September 30, 2015:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$3,173	$—	$—	$3,173	$—	$—	$—	$3,173
Other revenues	1,657	693	(5)	2,345	—	172	172	2,517
Restaurant revenues	—	—	—	—	1,084	—	1,084	1,084
Revenues from external customers	4,830	693	(5)	5,518	1,084	172	1,256	6,774
Interest and investment income, including realized gains and losses	94	(5)	(6)	83	(11)	2	(9)	74
Total revenues	4,924	688	(11)	5,601	1,073	174	1,247	6,848
Depreciation and amortization	110	143	2	255	38	13	51	306
Interest expense	—	35	56	91	5	1	6	97
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	627	102	(93)	636	4	3	7	643
Income tax expense (benefit)	229	17	(9)	237	—	(18)	(18)	219
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	398	85	(84)	399	4	21	25	424
Equity in earnings (losses) of unconsolidated affiliates	4	—	—	4	—	(20)	(20)	(16)
Earnings (loss) from continuing operations	$402	$85	$(84)	$403	$4	$1	$5	$408
Assets	$8,559	$3,682	$308	$12,549	$501	$986	$1,487	$14,036
Goodwill	2,316	2,224	3	4,543	103	85	188	4,731

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2014:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other (1) (2)	Total FNFV	Total

Title premiums	$2,699	$—	$—	$2,699	$—	$—	$—	$2,699
Other revenues	1,394	632	(11)	2,015	—	82	82	2,097
Restaurant revenues	—	—	—	—	1,055	—	1,055	1,055
Revenues from external customers	4,093	632	(11)	4,714	1,055	82	1,137	5,851
Interest and investment income, including realized gains and losses	89	—	(1)	88	(1)	—	(1)	87
Total revenues	4,182	632	(12)	4,802	1,054	82	1,136	5,938
Depreciation and amortization	109	142	2	253	39	10	49	302
Interest expense	—	23	70	93	5	(2)	3	96
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	353	(34)	(90)	229	13	(3)	10	239
Income tax expense (benefit)	129	(11)	(26)	92	—	(13)	(13)	79
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	224	(23)	(64)	137	13	10	23	160
Equity in earnings (loss) of unconsolidated affiliates	3	—	—	3	—	(46)	(46)	(43)
Earnings (loss) from continuing operations	$227	$(23)	$(64)	$140	$13	$(36)	$(23)	$117
Assets	$8,393	$3,609	$(25)	$11,977	$682	$2,095	$2,777	$14,754
Goodwill	2,253	2,219	2	4,474	118	365	483	4,957
(1) Assets as of September 30, 2014 include $1,297 million for Remy, which is now presented as discontinued operations.
(2) Goodwill as of September 30, 2014 includes $262 million for Remy, which is now presented as discontinued operations.

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
FNFV
Restaurant Group
As of September 30, 2015, this segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. The segment also includes the results of J. Alexander's through September 28, 2015, the date it was distributed to FNFV shareholders.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

FNFV Corporate and Other
The FNFV Corporate and Other segment primarily consists of our share in the operations of certain equity investments, including Ceridian, Digital Insurance and other smaller operations which are not title related.

Note H.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Nine months ended September 30,
	2015	2014
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(11)	$2
Change in purchases of investments available for sale payable in period	21	2

Financing activities:
Treasury stock purchases payable at period end	$7	$—

Note I.	Net Income Attributable to FNF Group Shareholders and Change in Total Equity
The following table presents the effect of the change in our ownership percentage in Black Knight Financial Services, LLC on equity attributable to FNF.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to FNF Group shareholders	$150	$114	$396	$114
Increase in FNF's additional paid in capital for reduction in ownership percentage in Black Knight Financial Services, LLC	—	—	53	—
Decrease in noncontrolling interests resulting from decreased ownership percentage	—	—	(96)	—
Net decrease in total equity	$—	$—	$(43)	$—
Change from net income attributable to FNF Group shareholders and change in total equity	$150	$114	$353	$114

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
Through our Core Operations, FNF is a leading provider of (i) title insurance, escrow and other title related services, including collection and trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
We currently have five reporting segments as follows:
FNF Core Operations
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from Lender Processing Services, Inc. ("LPS"), now combined with our ServiceLink business. Transaction services include other title related services used in the production and management of mortgage loans, including mortgage loans that experience default.
Black Knight
This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance-related operations.

FNFV
Restaurant Group
As of September 30, 2015, this segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Max & Erma's, Village Inn, Bakers Square, and Legendary Baking concepts. The segment also includes the results of J. Alexander's, Inc. ("J. Alexander's") through September 28, 2015, the date it was distributed to FNFV shareholders. See the Recent Developments section below for further discussion of the distribution of J. Alexander's.
FNFV Corporate and Other
This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance in which we own 96%, and other smaller operations which are not title related.
Recent Developments
On October 28, 2015, we announced that we are reevaluating the form and timing of the spin-off of ABRH to FNFV shareholders previously announced on July 30, 2015.
On September 16, 2015, J. Alexander's and FNF entered into a Separation and Distribution Agreement, pursuant to which FNF agreed to distribute one hundred percent (100%) of its shares of J. Alexander's common stock, on a pro rata basis, to the holders of FNFV common stock. Holders of FNFV common stock received, as a distribution from FNF, approximately 0.17272 shares of J. Alexander’s common stock for every one share of FNFV common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). The Distribution was made on September 28, 2015. As a result of the Distribution, J. Alexander's is now an independent public company and its common stock is listed under the symbol “JAX” on the New York Stock Exchange. The Distribution is expected to generally be tax-free to FNFV shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of J. Alexander's fractional shares.
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
On May 26, 2015, Black Knight closed its initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price to the public of $24.50 per share, which included 2,700,000 shares of Class A common stock issued upon the exercise in full of the underwriters' option to purchase additional shares. Black Knight received net proceeds of $475 million from the offering, after deduction of underwriter discount and expenses. In connection with the IPO, Black Knight amended and restated its certificate of incorporation to authorize the issuance of two classes of common stock, Class A common stock and Class B common stock, which will generally vote together as a single class on all matters submitted for a vote to stockholders. As a result, Black Knight issued shares of Class B common stock to us, and certain Thomas H. Lee Partners affiliates, as the holders of membership interests in Black Knight Financial Services, LLC ("BKFS Operating, LLC") prior to the IPO. Class B common stock is not publicly traded and does not entitle the holders thereof to any of the economic rights, including rights to dividends and distributions upon liquidation that would be provided to holders of Class A common stock. Prior to the IPO, we owned 67% of the membership interests in BKFS Operating, LLC. Following the IPO, we own 55% of the outstanding shares of Black Knight in the form of Class B common stock, with a corresponding ownership interest in BKFS Operating, LLC.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On January 16, 2015, we closed the sale of substantially all of the assets of Cascade Timberlands, LLC ("Cascade") which grows and sells timber and in which we owned a 70.2% interest, for $85 million less a replanting allowance of $1 million and an indemnity holdback of $1 million. The revenue from the sale was recorded in Escrow, title related and other fees and the cost of the land sold was in Other operating expenses in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2015. The effect of the sale on FNFV's net earnings was income of approximately $12 million. There was no effect on net earnings attributable to FNFV Group common shareholders due to offsetting amounts attributable to noncontrolling interests.
Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Condensed Consolidated Financial Statements from and after the date of acquisition.
On June 4, 2015, Digital Insurance closed on the purchase of Compass Consulting Group, Inc. ("Compass") and Prospective Risk Management Corporation ("Prospective"), pursuant to a certain Stock Purchase Agreement, for approximately $21 million. We consolidated the results of Compass and Prospective as of June 30, 2015.  Compass provides insurance and employee benefits consulting services for companies nationwide. Prospective is a third-party health care underwriting and consulting firm that offers risk assessment and risk consulting services to health insuring corporations, Professional Employer Organizations and Multiple Employer Welfare Arrangement organizations, single employer plans, and the agent/broker/health care consultant community.
On February 12, 2015, we closed the purchase of BPG Holdings, LLC ("BPG"), pursuant to a certain Membership Interest Purchase Agreement, for $46 million. We consolidated the results of BPG as of March 31, 2015. BPG is a recognized leader in home warranty, home inspection services and commercial inspections.
Discontinued Operations
On December 31, 2014, we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of our previously owned subsidiary Remy International, Inc. ("New Remy", NASDAQ: REMY) a manufacturer and distributer of auto parts to FNFV shareholders. We continue to hold $29 million in Remy term loans, which are included in Fixed maturities available for sale on the Condensed Consolidated Balance Sheet. Prior to the Remy Spin-off, these investments were eliminated in consolidation.
As a result of the Remy Spin-off, the results from New Remy are reflected in the Condensed Consolidated Statements of Earnings as discontinued operations for the three and nine months ended September 30, 2014. Total revenue included in discontinued operations was $290 million and $893 million for the three and nine months ended September 30, 2014, respectively. Pre-tax earnings (losses) included in discontinued operations were $(18) million and $0 for the three and nine months ended September 30, 2014, respectively.
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
Since December 2008, the Federal Reserve has held the federal funds rate at 0.0%-0.25%. The Federal Reserve recently reiterated its intentions to raise the federal funds rate; however, there are no assurances as to the timing or severity of the increase. Mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through 2014, mortgage interest rates declined moderately. In the fourth quarter of 2014, interest rates dropped below 4.00% and have remained between 3.50% and 4.25% through the end of September 2015.

As of October 20, 2015, the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2014 - 2017 in their "Mortgage Finance Forecast" (in trillions):

	2017	2016	2015	2014
Purchase transactions	$1.0	$0.9	$0.8	$0.8
Refinance transactions	0.3	0.4	0.6	0.5
Total U.S. mortgage originations forecast	$1.3	$1.3	$1.4	$1.3
In 2014 the mix of mortgage originations between purchase and refinance transactions returned closer to historical norms. Driven by the decrease in refinance activity following an extended period of low interest rates, the ratio of refinances to total originations was approximately 40% and is projected to continue to decline through 2017 by the MBA. The MBA predicts mortgage originations in 2015 through 2017 to remain flat compared to the 2014 period with a slight increase in purchase transactions expected to be offset by a slight decrease in refinance transactions. We expect the predicted change in mix, if it materializes, to have a positive effect on our earnings because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Because commercial real estate transactions tend to be driven more by supply and demand for commercial space and occupancy rates in a particular area rather than by macroeconomic events, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including the nine months ended September 30, 2015, we have experienced an increase in volume and fee per file of commercial transactions from the previous years, indicating strong commercial markets.
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
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for the consumer. The additional disclosure requirements require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications. The additional disclosures are effective for mortgage loan applications made on or after October 3, 2015. The main provisions of the additional disclosures include amending Regulation Z (the Truth in Lending Act) and Regulation X (Real Estate Settlement Procedures Act) (collectively, the “TILA-RESPA Rule”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. The TILA-RESPA Rule will require (i) timely delivery of a loan estimate upon receipt a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation. The TILA-RESPA Rule will also impose certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents. These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation. We do not believe the changes will have a significant effect on long term mortgage volumes, but could have the effect of delaying mortgage closings to 2016 that absent the rule may have closed in 2015. We do not anticipate this having a material impact on our current year results from operations.
Readiness for and compliance with the TILA-RESPA Rule required extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants. Although there can be no assurance that FNF, its agents or other market participants will be successful in their implementation efforts, we have reviewed the new requirements, and reviewed and updated our policies, procedures and technology resources as appropriate. It is our experience that mortgage lenders have become more focused on the risk of non-compliance with these evolving regulations and are focused on technologies and solutions that help them to comply with the increased regulatory oversight and burdens. Black Knight has developed solutions that target this need, which has resulted in additional revenue.
Several pieces of legislation were enacted to address the struggling mortgage market and the weak economic and financial environment in 2008 through 2010. On October 24, 2011, the Federal Housing Finance Agency ("FHFA") announced a series of changes to the Home Affordable Refinance Program ("HARP") that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at lower interest rates. The program reduces or eliminates the risk-based fees Fannie Mae and Freddie Mac charge on many loans, raises the loan-to-home value ratio requirement for refinancing, and streamlines the underwriting process. According to the Federal Housing Authority ("FHA"), lenders began taking refinancing applications on December 1, 2011 under the modified HARP. In June 2014, the FHFA announced that the modified HARP program had been extended through December 2016. We believe the modified HARP program had a positive effect on our results during 2012 through 2014, but has had a minimal effect on our 2015 earnings as total refinancing transactions under the program have tapered off.
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
Black Knight
Underlying the mortgage loan life cycle is the technology and data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan life cycle.
Black Knight's various businesses are impacted differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is generally less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of their data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of their client contracts for origination technology contain minimum charges.
Black Knight's various businesses are also impacted by general economic conditions. For example, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and Black Knight is not able to counter the impact of those events with increased market share or higher fees, it could have a material adverse effect on our mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can increase the revenues in Black Knight's specialty servicing technology business that is used to service residential mortgage loans in default. Also, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to Black Knight's origination technology offerings, most specifically the RealEC Exchange platform.
FNFV
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for approximately 48 percent of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$524	$465	1,488	1,249
Agency title insurance premiums	647	528	1,685	1,450
Escrow, title-related and other fees	852	736	2,517	2,097
Restaurant revenue	349	343	1,084	1,055
Interest and investment income	30	28	93	93
Realized gains and losses, net	(10)	(7)	(19)	(6)
Total revenues	2,392	2,093	6,848	5,938
Expenses:
Personnel costs	680	626	1,993	1,888
Agent commissions	495	396	1,279	1,098
Other operating expenses	476	411	1,424	1,247
Cost of restaurant revenue	302	296	921	899
Depreciation and amortization	102	101	306	302
Provision for title claim losses	65	59	185	169
Interest expense	34	32	97	96
Total expenses	2,154	1,921	6,205	5,699
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	238	172	643	239
Income tax expense	81	65	219	79
Equity in losses of unconsolidated affiliates	(19)	(7)	(16)	(43)
Net earnings from continuing operations	$138	$100	$408	$117
 Revenues.
Total revenues increased $299 million in the three months ended September 30, 2015, compared to the 2014 period. The increase consisted of a $297 million increase at FNF Core and a $2 million increase at FNFV. Total revenues increased $910 million in the nine months ended September 30, 2015, compared to the 2014 period. The increase consisted of a $799 million increase at FNF Core and a $111 million increase at FNFV.
Total net earnings from continuing operations increased $38 million in the three months ended September 30, 2015, compared to the 2014 period. The increase consisted of a $52 million increase at FNF Core and $14 million decrease at FNFV. Total net earnings from continuing operations increased $291 million in the nine months ended September 30, 2015, compared to the 2014 period. The increase consisted of a $263 million increase at FNF Core and $28 million increase at FNFV.
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
Income tax expense was $81 million and $65 million in the three-month periods ended September 30, 2015 and 2014, respectively, and $219 million and $79 million in the nine-month periods ended September 30, 2015 and 2014, respectively. Income tax expense as a percentage of earnings before income taxes was 34% and 38% for the three-month periods ended September 30, 2015 and 2014, respectively, and 34% and 33% for the nine-month periods ended September 30, 2015 and 2014, respectively. Income taxes as a percentage of earnings (loss) before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. Included in income tax expense in the nine-months ended September 30, 2014 is a $12 million income tax benefit related to our portion of $35 million equity in losses recorded during the period related to our minority investment in Ceridian.
Equity in losses of unconsolidated affiliates was $19 million and $7 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $16 million and $43 million in the nine-month periods ended September 30, 2015 and 2014, respectively. The equity in losses in 2015 and 2014 consisted primarily of net losses related to our investment in Ceridian, which is described further at the segment level below.

FNF Core
Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Direct title insurance premiums	$524	$465	$1,488	$1,249
Agency title insurance premiums	647	528	1,685	1,450
Escrow, title related and other fees	594	491	1,657	1,394
Interest and investment income	30	28	92	89
Realized gains and losses, net	1	(2)	2	—
Total revenues	1,796	1,510	4,924	4,182
Expenses:
Personnel costs	543	479	1,569	1,413
Agent commissions	495	396	1,279	1,098
Other operating expenses	413	349	1,154	1,040
Depreciation and amortization	36	35	110	109
Provision for title claim losses	65	59	185	169
Total expenses	1,552	1,318	4,297	3,829
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$244	$192	$627	$353
Orders opened by direct title operations (in thousands)	514	481	1,651	1,463
Orders closed by direct title operations (in thousands)	378	348	1,132	985
Fee per file	$2,133	$2,066	$2,003	$1,974
Total revenues for the Title segment increased $286 million, or 19%, in the three months ended September 30, 2015 from the 2014 period and increased $742 million, or 18%, in the nine months ended September 30, 2015 from the 2014 period.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2015	Total	2014	Total	2015	Total	2014	Total
	(Dollars in millions)
Title premiums from direct operations	$524	45%	$465	47%	$1,488	47%	$1,249	46%
Title premiums from agency operations	647	55	528	53	1,685	53	1,450	54
Total title premiums	$1,171	100%	$993	100%	$3,173	100%	$2,699	100%
Title premiums increased 18% in the three months ended September 30, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $59 million, or 13%, and an increase in premiums from agency operations of $119 million, or 23% in the three months ended September 30, 2015. Title premiums increased 18% in the nine months ended September 30, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $239 million, or 19%, and an increase in premiums from agency operations of $235 million, or 16% in the nine months ended September 30, 2015.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Opened title insurance orders from purchase transactions (1)	58.2%	59.7%	53.7%	59.0%
Opened title insurance orders from refinance transactions (1)	41.8	40.3	46.3	41.0
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	59.5%	61.6%	53.5%	59.2%
Closed title insurance orders from refinance transactions (1)	40.5	38.4	46.5	40.8
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2015 as compared to 2014 primarily due to an increase in closed order volumes. The increase in closed order volumes was driven by a significant increase in purchase and refinance transactions in the three and nine months ended September 30, 2015 as compared to 2014. Closed order volumes were 378,000 and 1,132,000 in the three and nine months ended September 30, 2015, respectively, compared with 348,000 and 985,000 in the three and nine months ended September 30, 2014, respectively. This represented an increase of 9% and 15%, respectively. Open title orders increased consistently with closed orders over the three and nine months ended September 30, 2015 as compared to 2014. The average fee per file in our direct operations was $2,133 and $2,003 in the three and nine months ended September 30, 2015, respectively, compared to $2,066 and $1,974 in the three and nine months ended September 30, 2014, respectively. The increase in average fee per file reflects an increase in commercial transactions which have a higher fee per file, offset by a higher proportion of refinance to purchase transactions from our residential title revenue. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of the overall increase in real estate activity over the comparable period. The increase was consistent with the increase in direct operations, described above.
Escrow, title related and other fees increased by $103 million, or 21%, in the three months ended September 30, 2015 from 2014 and increased $263 million, or 19%, in the nine months ended September 30, 2015 from 2014. Escrow fees, which are more closely related to our direct operations, increased $32 million, or 20%, in the three months ended September 30, 2015 compared to the 2014 period and increased $91 million or 21% in the nine months ended September 30, 2015 compared to the 2014 period. In both periods the increase is consistent with the increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $73 million, or 22%, in the three months ended September 30, 2015 from 2014 and increased $176 million, or 18%, in the nine months ended September 30, 2015 from 2014. The increase in other fees is consistent with the increase in our direct premiums and is also driven by $57 million and $135 million in revenue for the three and nine months ended September 30, 2015, respectively, from Pacific Union, a luxury real estate broker based in California in which we acquired a controlling stake in December 2014, and an increase in our home warranty revenue resulting from our acquisition of BPG.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $2 million in the three months ended September 30, 2015 compared to the 2014 period. The increase is attributable to increases in common and preferred stock dividends offset by a decrease in bond holdings and yield. Interest and investment income increased $3 million in the nine months ended September 30, 2015 compared to the 2014 period and was driven by similar factors as the change over the quarter.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $64 million, or 13% increase in the three-month period ended September 30, 2015 compared to the 2014 period. The increase is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue and higher headcount associated with the increase in order volume in the three months ended September 30, 2015 from the 2014 period. There was a $156 million, or 11% increase in the nine-month period ended September 30, 2015 compared to the 2014 period. The increase is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue and higher headcount associated with the increase in order volume and acquisitions in the nine-month period ended September 30, 2015 compared to the 2014 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 49% and 50% for the three and nine month periods ended

September 30, 2015 and 50% and 53% for the three and nine-month periods ended September 30, 2014. The decrease in personnel costs as a percentage of revenue is consistent with the increase in revenues discussed above, offset by a lower percentage increase in personnel costs and is consistent with historical trends. Average employee count in the Title segment was 21,444 and 19,550 in the three-month periods ended September 30, 2015 and 2014, respectively, and 20,696 and 18,928 in the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in personnel is attributable to the increased order volume discussed above.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased $64 million, or 18% in the three months ended September 30, 2015 from 2014. Other operating expenses increased $114 million, or 11% in the nine months ended September 30, 2015 from 2014. The increase in other operating expenses is consistent with the increase in revenue and was also driven by additional expenses of $48 million and $112 million in the three and nine months ended September 30, 2015 associated with Pacific Union in which we acquired a controlling stake in December 2014.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015	%	2014	%	2015	%	2014	%
	(Dollars in millions)
Agent premiums	647	100%	528	100%	$1,685	100%	$1,450	100%
Agent commissions	495	77%	396	75%	1,279	76%	1,098	76%
Net retained agent premiums	$152	23%	$132	25%	$406	24%	$352	24%
Depreciation and amortization was flat in the three months ended September 30, 2015 compared to the 2014 period. Depreciation and amortization in the title segment decreased $1 million in the nine months ended September 30, 2015 from the 2014 period.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective July 1, 2015, we revised our loss provision rate to 5.5% from 6% primarily due to favorable development on more recent policy year claims.
The claim loss provision for title insurance was $65 million and $59 million for the three-month periods ended September 30, 2015 and 2014, respectively, and reflects an average provision rate of 5.5% and 6% of title premiums, respectively. The claim loss provision for title insurance was $185 million and $169 million for the nine-month periods ended September 30, 2015 and 2014, respectively, and reflects an average provision rate of 5.8% and 6.3% of title premiums, respectively. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Black Knight
The results of the FNF Core segment reflected in the three and nine months ended September 30, 2015 and 2014 include the results of Black Knight and subsidiaries. The following table presents the results from operations of Black Knight:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Escrow, title related and other fees	$234	$214	693	632
Realized gains and losses, net	—	—	(5)	—
Total revenues	234	214	688	632
Expenses:
Personnel costs	90	96	289	342
Other operating expenses	41	38	119	159
Depreciation and amortization	48	48	143	142
Interest expense	16	8	35	23
Total expenses	195	190	586	666
Earnings (loss) from continuing operations before income taxes	$39	$24	$102	$(34)
The results of the Black Knight segment were positively affected by a $20 million and $56 million increase in total revenues in the three and nine-month periods ended September 30, 2015 compared to the 2014 periods. The increase in revenue in the three and nine-month periods were primarily driven by higher loan counts, increased usage and communication fees, increased professional services and processing revenues from loan origination systems clients, revenue recognition from a large Closing Insight client, as well as additional revenue from long term strategic data deals.
The results of the Black Knight segment were also improved by the reduction in costs related to the acquisition and integration of LPS by FNF on January 2, 2014. Transition and integration costs were $111 million in the nine months ended September 30, 2014 compared to $7 million in the 2015 period. These additional costs in the 2014 period resulted in the increase in the current period earnings.
Earnings from continuing operations before income taxes increased $15 million and $136 million in the three and nine months ended September 30, 2015 compared to the 2014 period. The increase is primarily attributable to the increased revenue and decreased costs discussed above.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Core Corporate and Other segment generated revenues of $(7) million and $2 million for the three months ended September 30, 2015 and September 30, 2014, and revenues of $(11) million and $(12) million in the nine-month periods ended September 30, 2015 and 2014, respectively. The revenue in all periods represents the elimination of revenues between our Black Knight segment and our Title segment offset by revenue at other small subsidiaries within the segment.
Other operating expenses in the FNF Core Corporate and Other segment were $(2) million and $3 million for the three months ended September 30, 2015 and 2014, respectively, and $4 million and $(13) million for the nine-month periods ended September 30, 2015 and 2014, respectively. Both periods reflect the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment.
Interest expense was $15 million and $24 million for the three months ended September 30, 2015 and 2014, respectively, and $56 million and $70 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The decrease is attributable to the lower average outstanding balance on the FNF revolving credit facility over the period as well as the repayment of the $1.1 billion FNF term loan in the second quarter of 2015.
This segment generated pretax losses of $29 million and $35 million for the three months ended September 30, 2015 and 2014, respectively, and $93 million and $90 million for the nine months ended September 30, 2015 and 2014, respectively. The change was due to the reasons discussed above, primarily the decrease in Interest expense and Other operating expenses for the three months ended September 30, 2015 and the increase in Other operating expenses offset by the decrease in Interest expense for the nine months ended September 30, 2015 .

Restaurant Group	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues:
Total restaurant revenue	$349	$343	$1,084	$1,055
Realized gains and losses, net	(11)	—	(11)	(1)
Total revenues	338	343	1,073	1,054
Expenses:
Personnel costs	17	19	50	52
Cost of restaurant revenue	302	296	921	899
Other operating expenses	18	15	55	46
Depreciation and amortization	12	14	38	39
Interest expense	2	2	5	5
Total expenses	351	346	1,069	1,041
(Loss) earnings from continuing operations before income taxes	$(13)	$(3)	$4	$13
Total revenues for the Restaurant group segment decreased $5 million, or 1%, in the three months ended September 30, 2015, from the 2014 period and increased $19 million, or 2%, in the nine months ended September 30, 2015 from the 2014 period.
Losses from continuing operations before income taxes increased $10 million in the three months ended September 30, 2015, from the 2014 period and earnings decreased by $9 million in the nine months ended September 30, 2015 from the 2014 period. The change in both the three and nine-month periods is attributable to impairments of assets of $10 million taken in the third quarter of 2015 at ABRH.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, and other smaller operations which are not title related. This segment also includes our Long Term Incentive Plan ("LTIP") established during 2012 which was tied to the fair value of certain of our FNFV investments. During 2014, the LTIP was frozen and then was terminated on December 31, 2014. During 2014, we replaced the LTIP with the Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable economic gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $31 million and $24 million for the three months ended September 30, 2015 and 2014, respectively, and $174 million and $82 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the nine month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015 and an increase in revenue of $16 million in the nine months ended September 30, 2015 from the 2014 period at Digital Insurance. Digital Insurance made acquisitions subsequent to September 30, 2014, which account for this growth in revenue.
Personnel costs were $22 million and $23 million for the three months ended September 30, 2015 and 2014, respectively, and $65 million and $62 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the nine month period is primarily attributable to the aforementioned acquisitions by Digital Insurance.
This segment generated pretax losses of $3 million and $6 million for the three months ended September 30, 2015 and 2014, respectively, and pretax earnings of $3 million and losses of $3 million for the nine months ended September 30, 2015 and 2014, respectively. The change in the nine month period is primarily due to the increase in revenue discussed above, offset by increased other operating expenses related to costs associated with the distribution of J. Alexanders.
Equity in losses of unconsolidated affiliates was $21 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $20 million and $46 million for the nine months ended September 30, 2015 and 2014, respectively. The increased losses in the three months ended September 30, 2015 is primarily a result of impairments taken at Ceridian. The equity in losses of unconsolidated affiliates for the nine months ended September 30, 2014 includes twelve months of Ceridian's results, as in the first quarter of 2014 we transitioned Ceridian to a real-time financial reporting schedule as opposed to the historical one-quarter lag. As a result, the results for the nine month period ended September 30, 2014 includes our portion of Ceridian's net losses for the twelve-month period ended September 30, 2014 as well as the settlement of Ceridian's U.S. Fueling Merchants lawsuit.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.21 per share for the third quarter of 2015, or approximately $58 million to our FNF Group common shareholders. On October 27, 2015, our Board of Directors declared cash dividends of $0.21 per share, payable on December 31, 2015, to FNF Group common shareholders of record as of December 17, 2015. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases, and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2014, $2,108 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2015, our title subsidiaries could pay or make distributions to us of approximately $94 million without prior approval. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
On June 30, 2014, we completed the creation of a tracking stock for our portfolio company investments, now known as FNFV. The primary FNFV investments include our equity interests in ABRH, Ceridian, and Digital Insurance. We provided $200 million in financial support to FNFV comprised of $100 million in cash and $100 million in a line of credit, upon formation of the tracking stock.  The $100 million in cash and the $100 million line of credit will be used for investment purposes, repurchasing FNFV Group stock or other general corporate purposes. From time to time, we may also provide additional loans to FNFV to cover corporate expenses and working capital. All additional investments in existing FNFV owned companies and any new FNFV company investments will be funded and managed by FNFV.
Cash flow from FNF's core operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, other strategic initiatives and/or conserving cash.
Our cash flows provided by operations for the nine months ended September 30, 2015 and 2014 totaled $660 million and $289 million, respectively. The increase of $371 million is primarily due to higher net income in the nine months ended September 30, 2015 as compared to the 2014 period. The higher net income is driven by improved revenue in our Title and Black Knight segments as well as the reduction of expenses in the current period from those incurred in the prior year period related to the acquisition and integration of LPS.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $172 million and $144 million for the nine-month periods ended September 30, 2015 and 2014, respectively, with the increase primarily related to expenditures on property and equipment and capitalized software at Black Knight.

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
Capital Stock Transactions. On September 16, 2015, J. Alexander's Holding, Inc. ("J. Alexander's") and FNF entered into a Separation and Distribution Agreement, pursuant to which FNF agreed to distribute one hundred percent (100%) of its shares of J. Alexander's common stock, on a pro rata basis, to the holders of FNFV common stock. Holders of FNFV common stock received, as a distribution from FNF, approximately 0.17272 shares of J. Alexander’s common stock for every one share of FNFV common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). The Distribution was made on September 28, 2015. As a result of the Distribution, J. Alexander's is now an independent public company and its common stock is listed under the symbol “JAX” on the New York Stock Exchange, effective September 29, 2015. The Distribution is expected to generally be tax-free to FNFV shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of J. Alexander's fractional shares.
On March 20, 2015, we completed our tender offer to purchase shares of FNFV stock. As a result of the offer, we accepted for purchase 12,333,333 shares of FNFV Group Common Stock for a purchase price of $15.00 per common share, for a total aggregate cost of $185 million, excluding fees and expenses related to the tender offer.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 4,599,882 shares under this program during the nine months ended September 30, 2015 for approximately $67 million, or an average of $14.47 per share. Subsequent to September 30, 2015 through market close on October 29, 2015, we purchased 380,000 additional shares for approximately $4 million, or an average of $11.79 per share. Since the original commencement of this program, we have repurchased a total of 5,095,982 shares for $73 million, or an average of $14.26 per share, and there are 4,904,018 shares available to be repurchased under this program.
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our FNF Group common stock through July 31, 2015. On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 3,450,000 shares of FNF Group common stock during the nine months ended September 30, 2015 for approximately $129 million, or an average of $37.33 per share. Subsequent to September 30, 2015 through market close on October 29, 2015, we purchased 250,000 additional shares for $9 million, or an average of $36.26 per share. Since the original commencement of the plan announced on July 20, 2015, we have repurchased a total of 2,400,000 shares of FNF Group common stock for $90 million, or an average of $37.36 per share, and there are 22,600,000 shares available to be repurchased under the program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of September 30, 2015 of $71 million. We are currently evaluating our options for extension of the amended synthetic lease. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNFV during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2015 - 7/31/2015	204,000	$15.08	204,000	7,356,550
8/1/2015 - 8/31/2015	1,393,000	14.49	1,393,000	5,963,550
9/1/2015 - 9/30/2015	679,532	13.73	679,532	5,284,018
Total	2,276,532	$14.32	2,276,532	5,284,018

(1)
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2015 - 7/31/2015	250,000	38.12	250,000		24,950,000
8/1/2015 - 8/31/2015	1,050,000	38.52	1,050,000		23,900,000
9/1/2015 - 9/30/2015	1,050,000	36.34	1,050,000		22,850,000
Total	2,350,000	$37.50	2,350,000	22.85	22,850,000

(1)
On July 21, 2012, our Board of Directors approved a three-year stock purchase program, effective August 1, 2012, under which we can repurchase up to 15 million shares of our FNF Group common stock through July 31, 2015. On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program. Under the new stock repurchase program, we can repurchase up to 25 million shares of our common stock through July 30, 2018.

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2015	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.