Form 10-Q
period 2016-03-31
Fidelity National Financial, Inc.
filed 2016-05-02
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 30, 2016 were:
FNF Group Common Stock    274,043,227
FNFV Group Common Stock     68,716,364

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2016

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2016 and December 31, 2015 includes pledged fixed maturity securities of $328 and $342, respectively, related to secured trust deposits	$2,641	$2,558
Preferred stock available for sale, at fair value	295	289
Equity securities available for sale, at fair value	365	345
Investments in unconsolidated affiliates	598	521
Other long-term investments	107	106
Short-term investments, at March 31, 2016 and December 31, 2015 includes short term investments of $172 and $266, respectively, related to secured trust deposits	569	1,034
Total investments	4,575	4,853
Cash and cash equivalents, at March 31, 2016 and December 31, 2015 includes $355 and $108, respectively, of pledged cash related to secured trust deposits	1,083	780
Trade and notes receivables, net of allowance of $25 and $32, at March 31, 2016 and December 31, 2015, respectively	487	496
Goodwill	4,766	4,760
Prepaid expenses and other assets	618	615
Capitalized software, net	548	553
Other intangible assets, net	930	969
Title plants	395	395
Property and equipment, net	541	510
Total assets	$13,943	$13,931
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,180	$1,283
Notes payable	2,742	2,793
Reserve for title claim losses	1,595	1,583
Secured trust deposits	840	701
Income taxes payable	46	45
Deferred tax liability	621	594
Total liabilities	7,024	6,999
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of March 31, 2016 and December 31, 2015; outstanding of 274,338,136 and 275,781,160 as of March 31, 2016 and December 31, 2015, respectively, and issued of 282,851,946 and 282,394,970 as of March 31, 2016 and December 31, 2015, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of March 31, 2016 and December 31, 2015; outstanding of 69,016,364 and 72,217,882 as of March 31, 2016 and December 31, 2015, respectively, and issued of 80,581,466 as of both March 31, 2016 and December 31, 2015	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,809	4,795
Retained earnings	1,390	1,374
Accumulated other comprehensive loss	(31)	(69)
Less: treasury stock, 20,078,912 shares as of March 31, 2016 and 14,977,394 shares as of December 31, 2015, at cost	(441)	(346)
Total Fidelity National Financial, Inc. shareholders’ equity	5,727	5,754
Non-controlling interests	848	834
Total equity	6,575	6,588
Total liabilities, redeemable non-controlling interest and equity	$13,943	$13,931
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Revenues:
Direct title insurance premiums	$422	$417
Agency title insurance premiums	530	441
Escrow, title related and other fees	779	808
Restaurant revenue	293	364
Interest and investment income	30	31
Realized gains and losses, net	(6)	—
Total revenues	2,048	2,061
Expenses:
Personnel costs	652	623
Agent commissions	402	333
Other operating expenses	432	466
Cost of restaurant revenue	245	306
Depreciation and amortization	100	100
Provision for title claim losses	52	51
Interest expense	34	31
Total expenses	1,917	1,910
Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	131	151
Income tax expense	49	50
Earnings from continuing operations before equity in earnings (losses) of unconsolidated affiliates	82	101
Equity in earnings (losses) of unconsolidated affiliates	2	(1)
Net earnings from continuing operations	84	100
Less: Net earnings attributable to non-controlling interests	10	14
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$74	$86

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to FNF Group common shareholders	$73	$86

Net earnings attributable to FNFV Group common shareholders	$1	$—

Earnings per share
Basic
Net earnings per share attributable to FNF Group common shareholders	$0.27	$0.31

Net earnings per share attributable to FNFV Group common shareholders	$0.01	$—
Diluted
Net earnings per share attributable to FNF Group common shareholders	$0.26	$0.30

Net earnings per share attributable to FNFV Group common shareholders	$0.01	$—

Weighted average shares outstanding FNF Group common stock, basic basis	274	278

Weighted average shares outstanding FNF Group common stock, diluted basis	281	288

Cash dividends paid per share FNF Group common stock	$0.21	$0.19

Weighted average shares outstanding FNFV Group common stock, basic basis	70	90

Weighted average shares outstanding FNFV Group common stock, diluted basis	72	92
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2016	2015
	(Unaudited)
Net earnings	$84	$100
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	21	9
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	13	(12)
Unrealized gain (loss) on foreign currency translation (3)	4	(4)
Other comprehensive earnings (loss)	38	(7)
Comprehensive earnings	122	93
Less: Comprehensive earnings attributable to non-controlling interests	10	14
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$112	$79

Comprehensive earnings attributable to FNF Group common shareholders	$99	$91

Comprehensive earnings (loss) attributable to FNFV Group common shareholders	$13	$(12)
_______________________________________

(1)	Net of income tax expense of $13 million and $5 million for the three-month periods ended March 31, 2016 and 2015, respectively.

(2)	Net of income tax expense (benefit) of $8 million and $(8) million for the three-month periods ended March 31, 2016 and 2015, respectively.

(3)	Net of income tax expense (benefit) of $2 million and $(2) million for the three-month periods ended March 31, 2016 and 2015, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	1	—	—	—	5	—	—	—	—	—	5	—
Treasury stock repurchased	—	—	—	—	—	—	—	5	(95)	—	(95)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	21	—	—	—	21	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	13	—	—	—	13	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	4	—	—	—	4	—
Stock-based compensation	—	—	—	—	9	—	—	—	—	5	14	—
Dividends declared	—	—	—	—	—	(58)	—	—	—	—	(58)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	2	2	—
Sales and dissolution of non-controlling interests	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	—	—	74	—	—	—	10	84	—
Balance, March 31, 2016	283	$—	81	$—	$4,809	$1,390	$(31)	20	$(441)	$848	$6,575	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$84	$100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100	100
Equity in (earnings) losses of unconsolidated affiliates	(2)	1
Loss on sales of investments and other assets, net	3	—
Gain on sale of Cascade Timberlands	—	(12)
Impairment of assets	3	—
Stock-based compensation cost	14	13
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments, and secured trust deposits	—	(3)
Net decrease (increase) in trade receivables	10	(18)
Net increase in prepaid expenses and other assets	(2)	(37)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(133)	(137)
Net increase (decrease) in reserve for title claim losses	12	(9)
Net change in income taxes	3	43
Net cash provided by operating activities	92	41
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	69	173
Proceeds from calls and maturities of investment securities available for sale	114	75
Proceeds from sales of other assets	—	14
Additions to property and equipment and capitalized software	(50)	(43)
Purchases of investment securities available for sale	(251)	(326)
Net proceeds from short-term investment securities	371	137
Purchases of other long-term investments	—	(20)
Contributions to investments in unconsolidated affiliates	(76)	(2)
Distributions from unconsolidated affiliates	25	—
Net other investing activities	—	(9)
Acquisition of BPG Holdings, LLC, net of cash acquired	—	(43)
Proceeds from sale of Cascade Timberlands	—	56
Other acquisitions/disposals of businesses, net of cash acquired	(31)	(11)
Net cash provided by investing activities	171	1
Cash flows from financing activities:
Borrowings	18	81
Debt service payments	(73)	(2)
Additional investment in non-controlling interest	—	(6)
Dividends paid	(58)	(53)
Subsidiary dividends paid to non-controlling interest shareholders	(2)	(1)
Exercise of stock options	5	11
Payment of contingent consideration for prior period acquisitions	(1)	—
Purchases of treasury stock	(96)	(191)
Net cash used in financing activities	(207)	(161)
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	56	(119)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	672	564
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$728	$445
Supplemental cash flow information:
Income taxes paid, net	$46	$1
Interest paid	$29	$24
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2015.
Certain reclassifications have been made in the 2015 Condensed Consolidated Financial Statements to conform to classifications used in 2016.
Description of the Business
We have organized our business into two groups, FNF Group and FNF Ventures ("FNFV").
Through FNF Group, we are a leading provider of (i) title insurance, escrow and other title related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title Insurance of New York Inc. - that collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. and Fleetcor Technologies, Inc. (collectively "Ceridian") and Digital Insurance, Inc. ("Digital Insurance").
As of March 31, 2016, we had the following reporting segments:
FNF Group

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Black Knight. This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.

•
FNF Group Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate and insurance-related operations.

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking concepts. As of and for the three months ended March 31, 2015, this segment also included the results of J. Alexander's, Inc. ("J. Alexander's"), which was distributed to FNFV shareholders on September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On March 30, 2016, Ceridian HCM Holding, Inc., a wholly-owned subsidiary of Ceridian, completed its offering (the "Offering") of senior convertible preferred shares for aggregate proceeds of $150 million. As part of the Offering, FNF purchased a number of shares equal to its pro rata ownership in Ceridian for $47 million. FNF's ownership percentage in Ceridian did not change as a result of the transaction.
On March 16, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, as further described under Off-Balance Sheet Arrangements in Item 2 of Part II of this Quarterly Report, we notified SunTrust Bank of our intention to exercise our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida for $71 million. We completed the purchase on April 29, 2016.
On March 3, 2016 our Board of Directors adopted a resolution increasing the size of the Company’s Board of Directors to eleven, and elected Janet Kerr to serve on our Board of Directors. Ms. Kerr will serve in Class II of our Board of Directors, and her initial term will expire at the annual meeting of our shareholders to be held in 2016, at which she has been nominated for reelection. At this time, Ms. Kerr has not been appointed to any committee of our Board.
On February 18, 2016 our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through February 28, 2019.
Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share based payments which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we hold to the total weighted average diluted shares of Black Knight outstanding and multiply such ratio by Black Knight's net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted earnings per share calculation. As the result had no effect for the three months ended March 31, 2016, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted earnings per share. There are no adjustments to earnings attributable to FNF in our calculation of basic earnings per share. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted earnings per share.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 2 million and 3 million antidilutive options outstanding during the three months ended March 31, 2016 and March 31, 2015, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations was issued by FASB in March 2016 to clarify the principal versus agent considerations within ASU 2014-09. ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued by the FASB in April 2016 to clarify how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

on our ongoing financial reporting. Upon issuance of ASU 2015-14, the effective date of ASU 2014-09 was deferred to annual and interim periods beginning on or after December 15, 2017.
In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940, as amended, or that operate under requirements similar to those in Rule 2a-7 from the GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application for prior periods. This update is effective for annual and interim periods beginning on or after December 15, 2015. We have adopted the update as of and for the three months ended March 31, 2016. The update did not have a material effect on our financial position or results of operations.
In May 2015, the FASB issued ASU No. 2015-09 Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this ASU require insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses related to short-duration contracts. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. This update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. We do not expect this update to have a significant effect on our ongoing financial reporting as our primary insurance products are not short-duration contracts. However, we are still evaluating the totality of the effects the update will have on our disclosures.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities will also be required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU requires the prospective application of the amendments for adjustments to provisional amounts that occur after its effective date. We have adopted the update as of and for the three months ended March 31, 2016. The update did not have a material effect on our financial position or results of operations.
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The primary amendments required by the ASU include: requiring equity investments with readily determinable fair values to be measured at fair value through net income rather than through other comprehensive income; allowing entities with equity investments without readily determinable fair values to report the investments at cost, adjusted for changes in observable prices, less impairment; requiring entities that elect the fair value option for financial liabilities to report the change in fair value attributable to instrument-specific credit risk in other comprehensive income; and clarifying that entities should assess the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires a cumulative-effect adjustment of the balance sheet as of the beginning of the year of adoption. Early adoption of the ASU is not permitted, except for the provision related to financial liabilities for which the fair value option has been elected. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.
In March 2016, the FASB issued ASU No. 2016-04 Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The primary amendment in this ASU will provide guidance for derecognition of prepaid stored-value product liabilities that meet certain criteria and was designed to alleviate diversity in practice under current GAAP. This update is effective for annual and interim periods beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this update to have a significant effect on our ongoing financial reporting as we do not have a significant liability for prepaid stored-value products. However, we are still evaluating the totality of the effects the update will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The primary amendment in this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting. This update is effective for annual and interim periods beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted the update as of and for the three months ended March 31, 2016. The update did not have a material effect on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this ASU as of and for the three month period ended March 31, 2016. As a result we have recorded $3 million in income tax benefit related to the tax effects associated with the exercise of stock options within Income tax expense on the Condensed Consolidated Statement of Earnings for the three month period ended March 31, 2016. There was no impact to opening equity for the three month period ended March 31, 2016. There was no impact to net earnings for the three month period ended March 31, 2015. The Condensed Consolidated Statement of Cash Flows for the three month period ended March 31, 2015 has been restated to conform with the current period, which resulted in an increase to both cash flows provided by operations and cash flows used in financing activities of $7 million for the period. We did not change our accounting policy for estimating expected forfeitures of stock compensation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$125	$—	$125
State and political subdivisions	—	729	—	729
Corporate debt securities	—	1,608	—	1,608
Mortgage-backed/asset-backed securities	—	67	—	67
Foreign government bonds	—	112	—	112
Preferred stock available for sale	41	254	—	295
Equity securities available for sale	365	—	—	365
Total assets	$406	$2,895	$—	$3,301

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	768	—	768
Corporate debt securities	—	1,495	—	1,495
Mortgage-backed/asset-backed securities	—	71	—	71
Foreign government bonds	—	107	—	107
Preferred stock available for sale	42	247	—	289
Equity securities available for sale	334	11	—	345
Total assets	$376	$2,816	$—	$3,192
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

As of March 31, 2016 and December 31, 2015 we held no assets nor liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note C.
Note C — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$125	$123	$2	$—	$125
State and political subdivisions	729	708	21	—	729
Corporate debt securities	1,608	1,601	26	(19)	1,608
Mortgage-backed/asset-backed securities	67	64	3	—	67
Foreign government bonds	112	119	1	(8)	112
Preferred stock available for sale	295	298	5	(8)	295
Equity securities available for sale	365	282	91	(8)	365
Total	$3,301	$3,195	$149	$(43)	$3,301

	December 31, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$115	$2	$—	$117
State and political subdivisions	768	748	20	—	768
Corporate debt securities	1,495	1,509	14	(28)	1,495
Mortgage-backed/asset-backed securities	71	68	3	—	71
Foreign government bonds	107	120	—	(13)	107
Preferred stock available for sale	289	290	5	(6)	289
Equity securities available for sale	345	276	81	(12)	345
Total	$3,192	$3,126	$125	$(59)	$3,192
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2016:

	March 31, 2016
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$432	17%	$432	16%
After one year through five years	1,849	71	1,862	71
After five years through ten years	245	9	254	10
After ten years	26	1	26	1
Mortgage-backed/asset-backed securities	64	2	67	2
Total	$2,616	100%	$2,641	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015, were as follows (in millions):

March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$292	$(7)	$38	$(12)	$330	$(19)
Foreign government bonds	80	(4)	23	(4)	103	(8)
Preferred stock available for sale	141	(6)	24	(2)	165	(8)
Equity securities available for sale	63	(7)	5	(1)	68	(8)
Total temporarily impaired securities	$576	$(24)	$90	$(19)	$666	$(43)

December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	747	(24)	20	(4)	767	(28)
Foreign government bonds	106	(13)	—	—	106	(13)
Preferred stock available for sale	140	(4)	24	(2)	164	(6)
Equity securities available for sale	92	(12)	—	—	92	(12)
Total temporarily impaired securities	$1,085	$(53)	$44	$(6)	$1,129	$(59)
We recorded $3 million in impairment charges relating to investments during the three-month period ended March 31, 2016. The impairment charges related to an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely. We recorded no impairment charges relating to investments during the three-month period ended March 31, 2015. As of March 31, 2016 we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2015, we held $2 million in fixed maturity and equity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ended March 31, 2016 and 2015, respectively:

	Three months ended March 31, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$158
Equity securities available for sale	—	(1)	(1)	—
Investments in unconsolidated affiliates			(3)	—
Other assets			(3)	—
Total			$(6)	$158

	Three months ended March 31, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(Dollars in millions)
Fixed maturity securities available for sale	$1	$—	$1	$238
Preferred stock available for sale	—	—	—	5
Equity securities available for sale	1	(2)	(1)	5
Other long-term investments			—	14
Total			$—	$262
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2016 and December 31, 2015, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	March 31, 2016	December 31, 2015
Ceridian	32%	$418	$358
Other	Various	180	163
Total		$598	$521
Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $27 million and $23 million as of March 31, 2016 and December 31, 2015, respectively. We did not purchase or dispose of any Ceridian Bonds in the three-month periods ended March 31, 2016.
During the three-month periods ended March 31, 2016 and 2015, we recorded $3 million and $2 million, in equity in losses of Ceridian, respectively. There was $5 million and $1 million in equity in earnings of other unconsolidated affiliates during the three-month periods ended March 31, 2016 and 2015, respectively.

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

	March 31, 2016	December 31, 2015
	(In millions)
Total current assets before customer funds	$462	$442
Customer funds	5,339	4,333
Goodwill and other intangible assets, net	2,365	2,297
Other assets	114	114
Total assets	$8,280	$7,186
Current liabilities before customer obligations	$205	$264
Customer obligations	5,310	4,312
Long-term obligations, less current portion	1,142	1,143
Other long-term liabilities	322	325
Total liabilities	6,979	6,044
Equity	1,301	1,142
Total liabilities and equity	$8,280	$7,186

	Three months ended March 31, 2016	Three months ended March 31, 2015
	(In millions)
Total revenues	$197	$197
Loss before income taxes	(14)	(10)
Net loss	(10)	(10)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D —Notes Payable
Notes payable consists of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	290	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at March 31, 2016, due July 2018 with interest payable monthly at LIBOR + 1.45%	(5)	(5)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	402	402
Black Knight Term A Facility, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.44% at March 31, 2016)	761	771
Black Knight Term B Facility, due May 27, 2022 with interest currently payable quarterly at LIBOR + 3.00% (3.75% at March 31, 2016)	342	343
Black Knight Revolving Credit Facility, unused portion of $350, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.44% at March 31, 2016)	46	95
ABRH Term Loan, interest payable monthly at LIBOR + 2.50% (2.93% at March 31, 2016), due August 2019	96	100
Digital Insurance Revolving Credit Facility, unused portion of $65 at March 31, 2016, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.80% at March 31, 2016)	94	99
ABRH Revolving Credit Facility, unused portion of $85 at March 31, 2016, due August 2019 with interest payable monthly at LIBOR + 2.50%	—	—
Other	19	3
	$2,742	$2,793
At March 31, 2016, the estimated fair value of our long-term debt was approximately $3,093 million, which was $323 million higher than its carrying value, excluding $28 million of unamortized debt issuance costs and premium/discount. The carrying values of our ABRH term loan, ABRH revolving credit facility and Digital Insurance revolving credit facility approximate the fair values at March 31, 2016 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,713 million as of March 31, 2016. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2016 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and revolving facilities approximate fair value at March 31, 2016. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight Infoserv, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The material terms of the BKIS Credit Agreement are set forth in our Annual Report for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report. As of March 31, 2016 BKIS had aggregate outstanding debt of $1,149 million under the BKIS Credit Agreement, net of debt issuance costs. We hold approximately $50 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and the other financial institutions party thereto. The material terms of the Digital Insurance Facility are set forth in our Annual Report for the year ended December 31, 2015. On March 10, 2016, the Digital Insurance Facility was amended to increase the borrowing capacity from $120 million to $160 million and to add Fifth Third Bank as an additional lender. As of March 31, 2016, Digital Insurance had outstanding debt of $94 million under the Digital Insurance Facility.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report, except to clarify that a commitment fee is also due thereunder, at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. As of March 31, 2016, ABRH had $96 million outstanding for the ABRH Term Loan, had no outstanding borrowings under the ABRH Revolver, had $15 million of outstanding letters of credit and had $85 million of remaining borrowing capacity under the ABRH Credit Facility.
On January 2, 2014, as a result of the LPS acquisition, FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due in 2023, initially issued by BKIS on October 12, 2012 (the "Black Knight Senior Notes"). The material terms of the Black Knight Senior Notes are set forth in our Annual Report for the year ended December 31, 2015. On January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequently purchased by us on February 24, 2014. On May 29, 2015, Black Knight completed a redemption of $205 million in aggregate principal of its Black Knight Senior Notes at a price of 105.75% under the note feature allowing redemption using proceeds from an equity offering.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2015. As of March 31, 2016, there was no outstanding balance under the Revolving Credit Facility and $5 million in unamortized debt issuance costs.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% notes are set forth in our Annual Report for the year ended December 31, 2015.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2015. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report.
On May 5, 2010, FNF completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 6.60% notes are set forth in our Annual Report for the year ended December 31, 2015.

Gross principal maturities of notes payable at March 31, 2016 are as follows (in millions):
2016 (remaining)	$41
2017	372
2018	395
2019	179
2020	649
Thereafter	1,134
$2,770

Note E — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, depart from customary litigation incidental to our business.
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $69 million as of March 31, 2016 and $75 million as of December 31, 2015. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. On September 18, 2014, we reached an agreement with Merion Capital to pay the merger consideration to Merion Capital and stop the accrual of additional statutory interest during the pendency of the appraisal proceeding, and FNF paid Merion Capital the merger consideration (cash and stock), which was previously held in escrow for Merion Capital, in respect of the Appraisal Shares, and Black Knight Financial Services, LLC paid interest of $9 million through the date of payment. Trial is currently scheduled for early May 2016. Merion’s expert has opined that the consideration should have been $50.46 per share, which was approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $75 million plus statutory interest, which is approximately $13 million as of March 31, 2016. The Company’s position is that the merger consideration paid was fair value, and no additional consideration is owed. Discovery is closed. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2016 (remaining)	$218
2017	176
2018	144
2019	115
2020	84
Thereafter	243
Total future minimum operating lease payments	$980
Note F — Dividends
On April 27, 2016, our Board of Directors declared cash dividends of $0.21 per share, payable on June 30, 2016, to FNF Group common shareholders of record as of June 16, 2016.

Note G — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
During the fourth quarter of 2015, we determined that Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California in which we acquired a controlling stake in December 2014, better aligned with the businesses within our FNF Group Corporate and Other segment. Accordingly, Pacific Union's Total assets of $49 million, Goodwill of $24 million, Other revenues of $22 million, Depreciation and amortization of $1 million and Loss from continuing operations of $1 million as of and for the three months ended March 31, 2015 which were previously included in the Title segment are now included in the FNF Group Corporate and Other segment in the below table.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended March 31, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$952	$—	$—	$952	$—	$—	$—	$952
Other revenues	466	242	33	741	—	38	38	779
Restaurant revenues	—	—	—	—	293	—	293	293
Revenues from external customers	1,418	242	33	1,693	293	38	331	2,024
Interest and investment income, including realized gains and losses	29	—	(3)	26	(3)	1	(2)	24
Total revenues	1,447	242	30	1,719	290	39	329	2,048
Depreciation and amortization	35	48	2	85	10	5	15	100
Interest expense	—	16	15	31	1	2	3	34
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	121	41	(32)	130	—	1	1	131
Income tax expense (benefit)	45	14	(9)	50	—	(1)	(1)	49
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	76	27	(23)	80	—	2	2	82
Equity in earnings (losses) of unconsolidated affiliates	3	—	—	3	—	(1)	(1)	2
Earnings (loss) from continuing operations	$79	$27	$(23)	$83	$—	$1	$1	$84
Assets	$8,668	$3,645	$220	$12,533	$491	$919	$1,410	$13,943
Goodwill	2,310	2,224	45	4,579	101	86	187	4,766
As of and for the three months ended March 31, 2015:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$858	$—	$—	$858	$—	$—	$—	$858
Other revenues	450	227	18	695	—	113	113	808
Restaurant revenues	—	—	—	—	364	—	364	364
Revenues from external customers	1,308	227	18	1,553	364	113	477	2,030
Interest and investment income, including realized gains and losses	30	—	—	30	—	1	1	31
Total revenues	1,338	227	18	1,583	364	114	478	2,061
Depreciation and amortization	37	45	1	83	13	4	17	100
Interest expense	—	8	21	29	2	—	2	31
Earnings (loss) from continuing operations, before income taxes and equity in (loss) earnings of unconsolidated affiliates	120	40	(30)	130	10	11	21	151
Income tax expense (benefit)	43	—	4	47	—	3	3	50
Earnings (loss) from continuing operations, before equity in (loss) earnings of unconsolidated affiliates	77	40	(34)	83	10	8	18	101
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	(3)	(3)	(1)
Earnings (loss) from continuing operations	$79	$40	$(34)	$85	$10	$5	$15	$100
Assets	$8,282	$3,599	$73	$11,954	$662	$1,083	$1,745	$13,699
Goodwill	2,267	2,224	27	4,518	118	76	194	4,712
The activities of the reportable segments include the following:
FNF Group
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title related services including trust activities, trustee sales guarantees, recordings and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title related services used in the production and management of mortgage loans, including mortgage loans that experience default.
Black Knight
This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate and insurance related operations.
FNFV
Restaurant Group
This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking concepts. As of and for the three months ended March 31, 2015, this segment also included the results of J. Alexander's, Inc. ("J. Alexander's"), which was distributed to FNFV shareholders on September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.
FNFV Corporate and Other
This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance, in which we own 96%, and other smaller operations which are not title related.

Note H.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Three months ended March 31,
	2016	2015
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$25	$(3)
Change in purchases of investments available for sale payable in period	3	11

Financing activities:
Change in treasury stock purchases payable in period	$(1)	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2015 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2015.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion under Basis of Financial Statements in Note A to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.

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
We have found that residential real estate activity is generally dependent on the following factors:

•	mortgage interest rates;

•	mortgage funding supply; and

•	strength of the United States economy, including employment levels.
From December 2008 through December 2015, the Federal Reserve held the federal funds rate at 0.0%-0.25%. In December 2015, the Federal Reserve raised the target federal funds rate to 0.25%-0.50%. As a result, mortgage interest rates were at historically low levels through the beginning of 2013. During the last half of 2013, however, interest rates rose to their highest level since 2011. Through 2014, mortgage interest rates declined moderately and in the fourth quarter of 2014 dropped below 4.00%. Mortgage interest rates have remained between 3.50% and 4.25% through the quarter ended March 31, 2016.
As of April 18, 2016 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2015 - 2018 in their "Mortgage Finance Forecast" (in trillions):

	2018	2017	2016	2015
Purchase transactions	$1.0	$1.0	$1.0	$0.9
Refinance transactions	0.3	0.4	0.6	0.7
Total U.S. mortgage originations forecast	$1.3	$1.4	$1.6	$1.6
The extended period of low interest rates described above resulted in a greater proportion of refinance transactions to overall mortgage originations compared to historical norms. In 2015, the ratio of refinances to total originations increased to nearly 50% in anticipation of increased mortgage rates resulting from projected increases in the target federal funds rate weighed on the market. The MBA predicts the ratio will return to historical norms and the ratio of refinances will decrease through 2018. The MBA also predicts mortgage originations in 2017 through 2018 will decrease slightly compared to the 2015 period with a slight increase in purchase transactions expected to be offset by a decrease in refinance transactions. We expect the predicted change in mix, if it materializes, to have a positive effect on our earnings because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For the past several years, including the year ended December 31, 2015, we have experienced an increase in fee per file of commercial transactions from the previous years. In 2015 and through the quarter ended March 31, 2016, we continued to see the volume and fee per file of commercial transactions trend higher, indicating strong commercial markets.
In addition to state-level regulation, segments of our FNF Group businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") which also included regulation over financial services and other lending related businesses including Black Knight. The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.  On July 9, 2012, the CFPB introduced a number of proposed rules related to the enforcement of the Real Estate Settlement Procedures Act and the Truth in Lending Act, including, among others, measures designed to (i) simplify financing documentation and (ii) require lenders to deliver to consumers a statement of final financing charges (and the related annual percentage rate) at least three business days prior to the closing.  These rules became effective on January 10, 2014.
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for consumers. The additional disclosure rules require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications. The additional disclosures are effective for mortgage loan applications made on or after October 3, 2015. The main provisions of the additional disclosures include amending Regulation Z (the Truth in Lending Act) and Regulation X (Real Estate Settlement Procedures Act) (collectively, the “TILA-RESPA Integrated Disclosure" or "TRID”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. TRID requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation. TRID also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents. These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation. We do not believe the changes will have a significant effect on long term mortgage volumes and do not believe this had a material impact on our results from operations for the three months ending March 31, 2016.
Readiness for and compliance with TRID required extensive planning; changes to systems, forms and processes; and heightened coordination among market participants. We believe that FNF, its agents or other market participants have generally been successful in their implementation efforts. It is our experience that mortgage lenders have become increasingly focused on the risk of non-compliance with these evolving regulations and the technologies and solutions that help them to comply with the increased regulatory oversight and burdens. Black Knight has developed solutions that target this need, which has resulted in additional revenue for Black Knight.
Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and 2014, we saw seasonality trends return to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory. The trend has continued through the three months ended March 31, 2016.
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
Black Knight's various businesses are impacted differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is generally less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of its data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of its client contracts for origination technology contain minimum charges.
Black Knight's various businesses are also impacted by general economic conditions. For example, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and Black Knight is not able to counter the impact of those events with increased market share or higher fees, it could have a material adverse effect on our mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which may increase the revenues in Black Knight's specialty servicing technology business that is used to service residential mortgage loans in default. Moreover, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to Black Knight's origination technology offerings, most specifically the RealEC Exchange platform.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2016	2015
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$422	$417
Agency title insurance premiums	530	441
Escrow, title-related and other fees	779	808
Restaurant revenue	293	364
Interest and investment income	30	31
Realized gains and losses, net	(6)	—
Total revenues	2,048	2,061
Expenses:
Personnel costs	652	623
Agent commissions	402	333
Other operating expenses	432	466
Cost of restaurant revenue	245	306
Depreciation and amortization	100	100
Provision for title claim losses	52	51
Interest expense	34	31
Total expenses	1,917	1,910
Earnings from continuing operations before income taxes and equity in earnings (losses) of unconsolidated affiliates	131	151
Income tax expense	49	50
Equity in earnings (losses) of unconsolidated affiliates	2	(1)
Net earnings from continuing operations	$84	$100
 Revenues.
Total revenues decreased by $13 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. The decrease consisted of a $136 million increase at FNF Group and a $149 million decrease at FNFV.
Net earnings from continuing operations decreased by $16 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. The decrease consisted of a $2 million decrease at FNF Group and $14 million decrease at FNFV.
The change in revenue from the FNF Group segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed and at Black Knight for data processing and program design and development costs; Agent commissions, which are incurred as revenue is recognized; and Cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
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
The change in expenses from the FNF Group segments and FNFV segments is discussed in further detail at the segment level below.
Income tax expense was $49 million and $50 million in the three-month periods ended March 31, 2016 and 2015, respectively. Income tax expense as a percentage of earnings before income taxes was 37% and 33% for the three-month periods ended March 31, 2016 and 2015, respectively. Income taxes as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in earnings (losses) of unconsolidated affiliates was $2 million and $(1) million for the three-month periods ended March 31, 2016 and 2015, respectively. The equity in earnings (losses) in 2016 and 2015 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2016	2015
	(In millions)
Revenues:
Direct title insurance premiums	$422	$417
Agency title insurance premiums	530	441
Escrow, title related and other fees	466	450
Interest and investment income	29	30
Total revenues	1,447	1,338
Expenses:
Personnel costs	506	480
Agent commissions	402	333
Other operating expenses	331	317
Depreciation and amortization	35	37
Provision for title claim losses	52	51
Total expenses	1,326	1,218
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$121	$120
Orders opened by direct title operations (in thousands)	517	578
Orders closed by direct title operations (in thousands)	322	345
Fee per file	$2,032	$1,833
Total revenues for the Title segment increased by $109 million, or 8%, in the three months ended March 31, 2016 from the corresponding period in 2015.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2016	Total	2015	Total
	(Dollars in millions)
Title premiums from direct operations	$422	44%	$417	49%
Title premiums from agency operations	530	56	441	51
Total title premiums	$952	100%	$858	100%
Title premiums increased by 11% in the three months ended March 31, 2016 as compared to the corresponding period in 2015. The increase comprised of an increase in Title premiums from direct operations of $5 million, or 1%, and an increase in Title premiums from agency operations of $89 million, or 20% in the three months ended March 31, 2016.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2016	2015
Opened title insurance orders from purchase transactions (1)	55.3%	46.7%
Opened title insurance orders from refinance transactions (1)	44.7	53.3
	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	54.6%	46.5%
Closed title insurance orders from refinance transactions (1)	45.4	53.5
	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2016 as compared to the corresponding period in 2015 primarily due to a favorable change in the mix of closed orders from purchase and refinance transactions. A favorable increase in Closed title insurance orders from purchase transactions was largely offset by a decrease in Closed title insurance orders from refinance transactions in the three months ended March 31, 2016 as compared to the corresponding period in 2015. Closed order volumes were 322,000 in the three months ended March 31, 2016 compared with 345,000 in the three months ended March 31, 2015. This represented an overall decrease of 7%. Open title orders decreased consistently with closed orders over the three months ended March 31, 2016 as compared to 2015. The average fee per file in our direct operations was $2,032 in the three months ended March 31, 2016 compared to $1,833 in the three months ended March 31, 2015. The increase in average fee per file reflects the aforementioned change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums due to strength in agency driven real estate markets, including the Mid-Atlantic and Southern states.
Escrow, title related and other fees increased by $16 million, or 4%, in the three months ended March 31, 2016 from the corresponding period in 2015. Escrow fees, which are more closely related to our direct operations, increased by $9 million, or 6%, in the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase is representative of the change in the mix of purchase to refinance orders previously discussed. Other fees in the Title segment, excluding escrow fees, increased by $7 million, or 2%, in the three months ended March 31, 2016 from the corresponding period in 2015. The increase in other fees is consistent with the increase in our direct premiums and is also driven primarily by increased revenue in our home warranty business partially offset by decreases at ServiceLink.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased by $1 million in the three months ended March 31, 2016 compared to the corresponding period in 2015. The decrease is attributable to a decrease in bond holdings and yield, offset by increased dividends on equity holdings and interest on short term investments.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $26 million, or 5% increase in the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The increase is primarily due to higher commissions and bonuses associated with the higher direct title premium revenue and higher headcount associated with the increased direct title revenue in the three months ended March 31, 2016 from the 2015 period as well as due to increased costs associated with the implementation of TRID. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 57% for the three-month period ended March 31, 2016 and 55% for the three-month period ended March 31, 2015. The increase in personnel costs as a percentage of revenue is consistent with the increase in headcount. Average employee count in the Title segment was 20,806 and 19,627 in the three-month periods ended March 31, 2016 and 2015, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased by $14 million, or 4% in the three months ended March 31, 2016 from the corresponding period in

2015. The increase in other operating expenses is consistent with the increase in revenue and remained consistent as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2015:

	Three months ended March 31,
	2016	%	2015	%
	(Dollars in millions)
Agent premiums	530	100%	441	100%
Agent commissions	402	76%	333	76%
Net retained agent premiums	$128	24%	$108	24%
Depreciation and amortization decreased by $2 million in the three months ended March 31, 2016 compared to the corresponding period in 2015.
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
The claim loss provision for title insurance was $52 million and $51 million for the three-month periods ended March 31, 2016 and 2015, respectively, and reflects an average provision rate of 5.5% and 6% of title premiums, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
Black Knight
The results of the FNF Group segment reflected in the three months ended March 31, 2016 and 2015 include the results of Black Knight and subsidiaries. The following table presents the results from operations of Black Knight:

	Three months ended March 31,
	2016	2015
	(In millions)
Revenues:
Escrow, title related and other fees	$242	$227
Total revenues	242	227
Expenses:
Personnel costs	96	97
Other operating expenses	41	37
Depreciation and amortization	48	45
Interest expense	16	8
Total expenses	201	187
Earnings from continuing operations before income taxes	$41	$40
The results of the Black Knight segment were positively affected by a $15 million increase in total revenues in the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The increase in revenue was primarily driven by loan growth on Black Knight's Mortgage Servicing Platform, standard price increases, the implementation of new clients and the successful negotiation of a client contract buyout, offset by a decrease related to lower upfront revenues associated with data licensing deals.

Interest expense increased by $8 million, or 100%, in the three month period ended March 31, 2016 compared to the corresponding period in 2015. The increase is attributable to new third party debt issued subsequent to Black Knight's initial public offering in May 2015, offset slightly by decreased interest on its outstanding public debt resulting from paydowns of principal subsequent to the first quarter of 2015.
Earnings from continuing operations before income taxes increased by $1 million in the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase is primarily attributable to the increased revenue, offset by increased interest expense, discussed above, as well as increased other operating expenses related to bonus accruals, public company costs and increased amortization related to deferred contract costs.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Group Corporate and Other segment generated revenues of $30 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. The revenue in all periods represents revenue generated by our other small real estate brokerage subsidiaries offset by the elimination of revenues between our Black Knight segment and our Title segment. The increase of $12 million, or 67%, was primarily attributable to revenue growth and acquisitions by Pacific Union.
Other operating expenses in the FNF Group Corporate and Other segment were $33 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. Both periods reflect expenses at our other small real estate brokerage subsidiaries offset by the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment. The increase of $15 million, or 83%, is primarily attributable to the growth of Pacific Union.
Interest expense was $15 million and $21 million for the three months ended March 31, 2016 and 2015, respectively. The decrease is attributable to the repayment of the $1.1 billion FNF term loan in the second quarter of 2015.
This segment generated pretax losses of $32 million and $30 million for the three months ended March 31, 2016 and 2015, respectively. The increased loss was primarily attributable to realized losses in the 2016 period related to investment impairments and increased personnel costs offset by the aforementioned decrease in interest expense.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2016	2015
	(In millions)
Revenues:
Total restaurant revenue	$293	$364
Realized gains and losses, net	(3)	—
Total revenues	290	364
Expenses:
Personnel costs	13	17
Cost of restaurant revenue	245	306
Other operating expenses	21	16
Depreciation and amortization	10	13
Interest expense	1	2
Total expenses	290	354
Earnings from continuing operations before income taxes	$—	$10
Total revenues for the Restaurant group segment decreased $74 million, or 20%, in the three months ended March 31, 2016, from the corresponding period in 2015. The decrease was primarily attributable to the spin-off of J. Alexander's in September 2015. Cost of restaurant revenue decreased by $61 million, or 20%, which was consistent with the change in revenue.
Earnings from continuing operations before income taxes decreased by $10 million in the three months ended March 31, 2016, from the corresponding period in 2015. The decrease is attributable to increased Other operating expenses and earnings from J. Alexander's which are not included in the current quarter.

FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, and other smaller operations which are not title related. This segment also includes our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable economic gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $39 million and $114 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $75 million, or 66%, is primarily attributable to the sale of Cascade Timberlands in the 2015 period, offset by increased revenue resulting from acquisitions at Digital Insurance.
Other operating expenses were $6 million and $78 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $72 million is primarily attributable to the sale of Cascade Timberlands in the 2015 period.
Personnel costs were $25 million and $21 million for the three months ended March 31, 2016 and 2015, respectively. The change is primarily attributable to acquisitions at Digital Insurance.
This segment generated pretax income of $1 million and $11 million for the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily attributable to the aforementioned changes in revenues and expenses.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.21 per share for the first quarter of 2016, or approximately $58 million to our FNF Group common shareholders. On April 27, 2016, our Board of Directors declared cash dividends of $0.21 per share, payable on June 30, 2016, to FNF Group common shareholders of record as of June 16, 2016. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets and borrowings on existing credit facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
Our insurance subsidiaries generate cash from premiums earned and their respective investment portfolios, and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our investment portfolio in relation to our title claim loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2015, $2,049 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of March 31, 2016, our title subsidiaries can pay or make ordinary distributions to us of approximately $329 million, in the aggregate. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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

Cash flow from FNF Group's operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Our cash flows provided by operations for the three months ended March 31, 2016 and 2015 totaled $92 million and $41 million, respectively. The increase of $51 million is primarily due to a reduction in title claims paid and timing of cash receipts and payments.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $50 million and $43 million for the three-month periods ended March 31, 2016 and 2015, respectively, with the increase primarily related to property, plant and equipment additions in our title and restaurant segments.
Financing. For a description of our financing arrangements see Note D included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and 2014, we saw seasonality trends return to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory.
In our Restaurant Group segment, average weekly sales per restaurant are typically higher in the first and fourth quarters. Accordingly, we typically generate a disproportionate share of our earnings from operations in those quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. There have been no significant changes to our long term contractual obligations since our Annual Report for the year ended December 31, 2015, filed on February 23, 2016, other than as described below.
On March 16, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, as further described under Off-Balance Sheet Arrangements in Item 2 of Part II of this Quarterly Report, we notified SunTrust Bank of our intention to exercise our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida for $71 million. We completed the purchase on April 29, 2016. With the purchase, the lease previously associated with the property was terminated.
On January 20, 2016, Black Knight entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on a total of $400 million of floating rate debt ($200 million notional value each) (the “Swap Agreements”). The Swap Agreements have been designated as cash flow hedging instruments. Under the terms of the Swap Agreements, Black Knight receives payments based on the 1-month LIBOR rate and pays a weighted average fixed rate of 1.01%. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.
See Note D to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion on our notes payable.
Capital Stock Transactions. On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we could repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through February 28, 2019. We repurchased 3,201,518 shares under these programs during the three months ended March 31, 2016 for approximately $33 million, or an average of $10.31 per share. Subsequent to March 31, 2016 through market close on April 27, 2016, we purchased 250,000 additional shares for approximately $3 million, or an average of $10.56 per share. Since the original commencement of the program effective March 1, 2016 through market close on April 27, 2016, we have repurchased a total of 1,755,000 shares for $19 million, or an average of $10.76 per share, and there are 13,245,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 1,900,000 shares of FNF Group common stock during the three months ended March 31, 2016 for approximately $62 million, or an average of $32.71 per share. Subsequent to March 31, 2016 through market close on April 27, 2016, we purchased 250,000 additional shares for $8 million, or an average of $33.58 per share. Since the original commencement of this program through market close on April 27, 2016, we have repurchased a total of 6,725,000 shares of FNF Group common stock for $236 million, or an average of $35.13 per share, and there are 18,275,000 shares available to be repurchased under the program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than facility and equipment leasing arrangements. On June 29, 2004 we entered into an off-balance sheet financing arrangement (commonly referred to as a “synthetic lease”). The owner/lessor in this arrangement acquired land and various real property improvements associated with new construction of an office building in Jacksonville, Florida, at our corporate campus and headquarters. The lessor financed the acquisition of the facilities through funding provided by third-party financial institutions. On June 27, 2011, we renewed and amended the synthetic lease for the facilities. The amended synthetic lease provides for a five year term ending June 27, 2016 and had an outstanding balance as of March 31, 2016 of $71 million. The amended lease includes guarantees by us of up to 83% of the outstanding lease balance, and options to purchase the facilities at the outstanding lease balance. The guarantee becomes effective if we decline to purchase the facilities or renew the lease at the end of its term. On March 15, 2016, we notified the lessor of our intention to exercise our option to purchase the property on April 29, 2016. The lessor is a third-party company and we have no affiliation or relationship with the lessor or any of its employees, directors or affiliates, and transactions with the lessor are limited to the operating lease agreements and the associated rent expense that have been included in other operating expenses in the Condensed Consolidated Statements of Earnings. We do not believe the lessor is a variable interest entity, as defined in the FASB standard on consolidation of variable interest entities. We completed the purchase on April 29, 2016. With the purchase, the lease previously associated with the property was terminated.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report for our fiscal year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2016 - 1/31/2016	250,000	$33.56	250,000	20,175,000
2/1/2016 - 2/29/2016	550,000	32.86	550,000	19,625,000
3/1/2016 - 3/31/2016	1,100,000	32.43	1,100,000	18,525,000
Total	1,900,000	$32.71	1,900,000

(1)
On July 20, 2015, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we may repurchase up to 25 million shares of our common stock through July 30, 2018.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNFV during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2016 - 1/31/2016	375,000	$10.52	375,000	1,321,518
2/1/2016 - 2/29/2016	1,321,518	9.70	1,321,518	15,000,000
3/1/2016 - 3/31/2016	1,505,000	10.79	1,505,000	13,495,000
Total	3,201,518	$10.31	3,201,518

(1)
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we could repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Unaudited Attributed Financial Information for Fidelity National Financial Group Tracking Stock

99.2	Unaudited Attributed Financial Information for Fidelity National Financial Ventures Group Tracking Stock

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2016	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Unaudited Attributed Financial Information for Fidelity National Financial Group Tracking Stock

99.2	Unaudited Attributed Financial Information for Fidelity National Financial Ventures Group Tracking Stock

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.