Form 10-Q
period 2016-06-30
Fidelity National Financial, Inc.
filed 2016-08-09
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of July 31, 2016 were:
FNF Group Common Stock    272,634,601
FNFV Group Common Stock     67,166,506

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2016

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2016 and December 31, 2015 includes pledged fixed maturity securities of $336 and $342, respectively, related to secured trust deposits	$2,550	$2,558
Preferred stock available for sale, at fair value	304	289
Equity securities available for sale, at fair value	429	345
Investments in unconsolidated affiliates	635	521
Other long-term investments	103	106
Short-term investments, at June 30, 2016 and December 31, 2015 includes short-term investments of $258 and $266, respectively, related to secured trust deposits	675	1,034
Total investments	4,696	4,853
Cash and cash equivalents, at June 30, 2016 and December 31, 2015 includes $520 and $108, respectively, of pledged cash related to secured trust deposits	1,134	780
Trade and notes receivables, net of allowance of $21 and $32, at June 30, 2016 and December 31, 2015, respectively	533	496
Goodwill	4,863	4,760
Prepaid expenses and other assets	667	615
Capitalized software, net	565	553
Other intangible assets, net	978	969
Title plants	395	395
Property and equipment, net	607	510
Total assets	$14,438	$13,931
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,258	$1,283
Notes payable	2,785	2,793
Reserve for title claim losses	1,590	1,583
Secured trust deposits	1,102	701
Income taxes payable	91	45
Deferred tax liability	599	594
Total liabilities	7,425	6,999
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2016 and December 31, 2015; outstanding of 272,703,257 and 275,781,160 as of June 30, 2016 and December 31, 2015, respectively, and issued of 283,681,067 and 282,394,970 as of June 30, 2016 and December 31, 2015, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of June 30, 2016 and December 31, 2015; outstanding of 67,241,506 and 72,217,882 as of June 30, 2016 and December 31, 2015, respectively, and issued of 80,581,608 and 80,581,466 as of June 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,826	4,795
Retained earnings	1,530	1,374
Accumulated other comprehensive loss	(1)	(69)
Less: treasury stock, 24,317,912 shares as of June 30, 2016 and 14,977,394 shares as of December 31, 2015, at cost	(546)	(346)
Total Fidelity National Financial, Inc. shareholders’ equity	5,809	5,754
Non-controlling interests	860	834
Total equity	6,669	6,588
Total liabilities, redeemable non-controlling interest and equity	$14,438	$13,931
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$540	$547	$962	$964
Agency title insurance premiums	691	597	1,221	1,038
Escrow, title-related and other fees	907	857	1,686	1,665
Restaurant revenue	292	371	585	735
Interest and investment income	37	32	67	63
Realized gains and losses, net	15	(9)	9	(9)
Total revenues	2,482	2,395	4,530	4,456
Expenses:
Personnel costs	707	690	1,359	1,313
Agent commissions	526	451	928	784
Other operating expenses	493	482	925	948
Cost of restaurant revenue	245	313	490	619
Depreciation and amortization	102	104	202	204
Provision for title claim losses	68	69	120	120
Interest expense	33	32	67	63
Total expenses	2,174	2,141	4,091	4,051
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	308	254	439	405
Income tax expense	101	88	150	138
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	207	166	289	267
Equity in (losses) earnings of unconsolidated affiliates	(1)	4	1	3
Net earnings from continuing operations	206	170	290	270
Less: Net earnings attributable to non-controlling interests	9	—	19	14
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$197	$170	$271	$256

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to FNF Group common shareholders	$187	$160	$260	$246

Net earnings attributable to FNFV Group common shareholders	$10	$10	$11	$10

Earnings per share
Basic
Net earnings per share attributable to FNF Group common shareholders	$0.69	$0.57	$0.95	$0.88

Net earnings per share attributable to FNFV Group common shareholders	$0.15	$0.12	$0.16	$0.12
Diluted
Net earnings per share attributable to FNF Group common shareholders	$0.67	$0.56	$0.93	$0.86

Net earnings per share attributable to FNFV Group common shareholders	$0.14	$0.12	$0.15	$0.12

Weighted average shares outstanding FNF Group common stock, basic basis	272	279	273	278

Weighted average shares outstanding FNF Group common stock, diluted basis	281	287	281	287

Cash dividends paid per share FNF Group common stock	$0.21	$0.19	$0.42	$0.38

Weighted average shares outstanding FNFV Group common stock, basic basis	67	78	69	84

Weighted average shares outstanding FNFV Group common stock, diluted basis	70	80	71	86
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings	$206	$170	$290	$270
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	25	(19)	46	(11)
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	2	7	15	(5)
Unrealized gain (loss) on foreign currency translation (3)	1	(4)	5	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	2	—	2	—
Other comprehensive earnings (loss)	30	(16)	68	(23)
Comprehensive earnings	236	154	358	247
Less: Comprehensive earnings attributable to non-controlling interests	9	—	19	14
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$227	$154	$339	$233

Comprehensive earnings attributable to FNF Group common shareholders	$219	$137	$318	$228

Comprehensive earnings attributable to FNFV Group common shareholders	$8	$17	$21	$5
_______________________________________

(1)
Net of income tax expense (benefit) of $16 million and $(11) million for the three-month periods ended June 30, 2016 and 2015, respectively, and $29 million and $(6) million for the six-month periods ended June 30, 2016 and 2015, respectively.

(2)
Net of income tax expense (benefit) of $1 million and $5 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $9 million and $(3) million for the six-month periods ended June 30, 2016 and 2015, respectively.

(3)
Net of income tax expense (benefit) of $1 million and $(3) million for the three-month periods ended June 30, 2016 and 2015, respectively, and $3 million and $(5) million for the six-month periods ended June 30, 2016 and 2015, respectively.

(4)	Net of income tax expense of $1 million for the three and six-month periods ended June 30, 2016.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	12	—	—	—	—	—	12	—
Treasury stock repurchased	—	—	—	—	—	—	—	9	(200)	—	(200)	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	46	—	—	(2)	44	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	15	—	—	—	15	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Stock-based compensation	—	—	—	—	19	—	—	—	—	10	29	—
Dividends declared	—	—	—	—	—	(115)	—	—	—	—	(115)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	2	2	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Net earnings	—	—	—	—	—	271	—	—	—	19	290	—
Balance, June 30, 2016	284	$—	81	$—	$4,826	$1,530	$(1)	24	$(546)	$860	$6,669	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$290	$270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202	204
Equity in earnings of unconsolidated affiliates	(1)	(3)
Gain on sales of investments and other assets, net	(12)	(9)
Gain on sale of Cascade Timberlands	—	(12)
Impairment of assets	3	—
Stock-based compensation cost	29	32
Changes in assets and liabilities, net of effects from acquisitions:
Net change in pledged cash, pledged investments, and secured trust deposits	3	(1)
Net increase in trade receivables	(31)	(65)
Net increase in prepaid expenses and other assets	(43)	(48)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(81)	(76)
Net increase (decrease) in reserve for title claim losses	7	(9)
Net change in income taxes	8	106
Net cash provided by operating activities	374	389
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	165	405
Proceeds from calls and maturities of investment securities available for sale	214	159
Proceeds from sales of other assets	—	14
Proceeds from the sale of cost method and other investments	36	—
Additions to property and equipment and capitalized software	(180)	(103)
Purchases of investment securities available for sale	(387)	(606)
Net proceeds from (purchases of) short-term investment securities	351	(47)
Purchases of other long-term investments	—	(21)
Contributions to investments in unconsolidated affiliates	(130)	(35)
Distributions from unconsolidated affiliates	44	154
Net other investing activities	6	(7)
Acquisition of eLynx Holdings, Inc., net of cash acquired	(115)	—
Acquisition of BPG Holdings, LLC, net of cash acquired	—	(43)
Proceeds from sale of Cascade Timberlands	—	56
Other acquisitions/disposals of businesses, net of cash acquired	(104)	(32)
Net cash used in investing activities	(100)	(106)
Cash flows from financing activities:
Borrowings	87	1,334
Debt service payments	(111)	(1,309)
Additional investment in non-controlling interest	—	(6)
Proceeds from Black Knight IPO	—	475
Dividends paid	(115)	(106)
Subsidiary dividends paid to non-controlling interest shareholders	(3)	(2)
Exercise of stock options	12	14
Equity and debt issuance costs	—	(1)
Distributions by Black Knight to member	—	(17)
Payment of contingent consideration for prior period acquisitions	(1)	—
Purchases of treasury stock	(201)	(252)
Net cash (used in) provided by financing activities	(332)	130
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(58)	413
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	672	564
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$614	$977
Supplemental cash flow information:
Income taxes paid, net	$140	$26
Interest paid	$62	$61
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
Through FNF Group, we are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty insurance and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. ("Ceridian"), Digital Insurance, Inc. ("Digital Insurance") and Del Frisco's Restaurant Group ("Del Frisco's", NYSE: DFRG).
As of June 30, 2016, we had the following reporting segments:
FNF Group

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

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

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we hold a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking restaurant and food service concepts. As of and for the six months ended June 30, 2015, this segment also included the results of J. Alexander's, Inc. ("J. Alexander's"), which was distributed to FNFV shareholders on September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance, in which we own 96%, and other smaller operations which are not title-related.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On July 26, 2016, we announced that FNF Group signed a definitive agreement to acquire Commissions, Inc. ("CINC"), a leading provider of web-based real estate marketing and customer relationship management software for elite agents and teams across North America. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management.
During the second quarter of 2016 we invested $30 million in CF Corporation (“CF Corp”, NYSE: CFCOU), a blank check company co-founded by William P. Foley, the Chairman of our Board of Directors. Mr. Foley also serves as the Co-Executive Chairman of CF Corp. As of June 30, 2016, our investment in CF Corp has a fair value of $30 million and is included in Equity securities available for sale on the corresponding Condensed Consolidated Balance Sheet.
On May 16, 2016, Black Knight completed its acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform, for $115 million. eLynx helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. This acquisition positions Black Knight to electronically support the full mortgage origination process. See Note B for further discussion.
On May 2, 2016, we purchased certain shares of common and preferred stock of Ceridian Holding, LLC, the ultimate parent of Ceridian, from third-party minority interest holders for $17 million. As a result of this purchase, our ownership of Ceridian increased from 32% to 33%.
On April 29, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, and further described under Off-Balance Sheet Arrangements in Item 2 of Part I of this Quarterly Report, we exercised our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida from SunTrust Bank for $71 million.
On March 30, 2016, Ceridian HCM Holding, Inc., a wholly-owned subsidiary of Ceridian, completed its offering (the "Offering") of senior convertible preferred shares for aggregate proceeds of $150 million. As part of the Offering, FNF purchased a number of shares equal to its pro-rata ownership in Ceridian for $47 million. FNF's ownership percentage in Ceridian did not change as a result of the transaction.
On March 3, 2016 our Board of Directors adopted a resolution increasing the size of the Company’s Board of Directors to eleven, and elected Janet Kerr to serve on our Board of Directors. Ms. Kerr serves in Class II of our Board of Directors, and her initial term expired at the annual meeting of our shareholders held on June 15, 2016, at which time shareholders elected her to the Board of Directors. At this time, Ms. Kerr has not been appointed to any committee of our Board.
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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we hold to the total weighted average diluted shares of Black Knight outstanding and multiply such ratio by Black Knight's net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted earnings per share calculation. As the result had no effect for the three or six-months ended June 30, 2016, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted earnings per share. There are no adjustments to earnings attributable to FNF in our calculation of basic earnings per share. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted earnings per share.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 2 million antidilutive options outstanding during both the three and six-months ended June 30, 2016. There were no antidilutive options outstanding during the three or six-month periods ended June 30, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations was issued by FASB in March 2016 to clarify the principal versus agent considerations within ASU 2014-09. ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued by the FASB in April 2016 to clarify how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued by the FASB in May 2016 to clarify certain terms from the aforementioned updates and to add practical expedients for contracts at various stages of completion.We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. Upon issuance of ASU 2015-14, the effective date of ASU 2014-09 was deferred to annual and interim periods beginning on or after December 15, 2017.
In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940, as amended, or that operate under requirements similar to those in Rule 2a-7 from the GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application for prior periods. This update is effective for annual and interim periods beginning on or after December 15, 2015. We adopted the update as of March 31, 2016. The update did not have a material effect on our financial position or results of operations.
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
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities will also be required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU requires the prospective application of the amendments for adjustments to provisional amounts that occur after its effective date. We adopted the update as of March 31, 2016. The update did not have a material effect on our financial position or results of operations.

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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.
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
In March 2016, the FASB issued ASU No. 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The primary amendment in this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting. This update is effective for annual and interim periods beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the update as of March 31, 2016. The update did not have a material effect on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted this ASU as of March 31, 2016. For the three and six-month periods ended June 30, 2016 we have recorded $7 million and $11 million, respectively, in income tax benefit related to the tax effects associated with the exercise of stock options within Income tax expense on the Condensed Consolidated Statement of Earnings. There was no impact to opening equity for the six-month period ended June 30, 2016. There was no impact to net earnings for the three or six-month periods ended June 30, 2015. The Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2015 has been restated to conform with the current period, which resulted in an increase to both cash flows provided by operations and cash flows used in financing activities of $11 million for the period. We did not change our accounting policy for estimating expected forfeitures of stock compensation.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.

Note B — Acquisitions
On May 16, 2016, Black Knight completed its acquisition of eLynx, a leading lending document and data delivery platform. eLynx helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. Black Knight purchased eLynx to augment its origination technologies. This acquisition positions Black Knight to electronically support the full mortgage origination process. The acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). Further, the results of operations are not material to our financial statements. Further details on the acquisition are discussed below.
Black Knight paid total consideration, net of cash received, of $115 million for 100% of the equity interests of eLynx. The total consideration paid was as follows (in millions):

Cash paid	$96
Borrowings under revolving line of credit	25
Total cash paid	121
Less: Cash Acquired	(6)
Total net consideration paid	$115
The fair value of eLynx’s acquired Computer software and Other intangible assets was determined using a preliminary third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. The fair value of the remaining assets acquired and liabilities assumed approximate their carrying values, and therefore, no fair value adjustments are reflected in these amounts.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade and notes receivable	$4
Prepaid expenses and other assets	1
Property and equipment	1
Computer software	15
Other intangible assets	40
Goodwill	58
Total assets acquired	119

Accounts payable and other accrued liabilities	4
Total liabilities assumed	4

Net assets acquired	$115

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The gross carrying value and weighted average estimated useful lives of Property and equipment, Computer software and Other acquired in the eLynx acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$15	5
Property and equipment	1	3
Other intangible assets:
Customer relationships	36	10
Trade name	4	10
Total Other intangible assets	40
Total	$56

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$113	$—	$113
State and political subdivisions	—	684	—	684
Corporate debt securities	—	1,574	—	1,574
Mortgage-backed/asset-backed securities	—	65	—	65
Foreign government bonds	—	114	—	114
Preferred stock available for sale	34	270	—	304
Equity securities available for sale	429	—	—	429
Total assets	$463	$2,820	$—	$3,283

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	768	—	768
Corporate debt securities	—	1,495	—	1,495
Mortgage-backed/asset-backed securities	—	71	—	71
Foreign government bonds	—	107	—	107
Preferred stock available for sale	42	247	—	289
Equity securities available for sale	334	11	—	345
Total assets	$376	$2,816	$—	$3,192
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

As of June 30, 2016 and December 31, 2015 we held no assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$113	$111	$2	$—	$113
State and political subdivisions	684	664	20	—	684
Corporate debt securities	1,574	1,554	33	(13)	1,574
Mortgage-backed/asset-backed securities	65	61	4	—	65
Foreign government bonds	114	119	—	(5)	114
Preferred stock available for sale	304	302	8	(6)	304
Equity securities available for sale	429	323	112	(6)	429
Total	$3,283	$3,134	$179	$(30)	$3,283

	December 31, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$115	$2	$—	$117
State and political subdivisions	768	748	20	—	768
Corporate debt securities	1,495	1,509	14	(28)	1,495
Mortgage-backed/asset-backed securities	71	68	3	—	71
Foreign government bonds	107	120	—	(13)	107
Preferred stock available for sale	289	290	5	(6)	289
Equity securities available for sale	345	276	81	(12)	345
Total	$3,192	$3,126	$125	$(59)	$3,192
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2016:

	June 30, 2016
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$442	18%	$442	17%
After one year through five years	1,798	72	1,827	72
After five years through ten years	185	7	193	8
After ten years	23	1	23	1
Mortgage-backed/asset-backed securities	61	2	65	2
Total	$2,509	100%	$2,550	100%

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
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015, were as follows (in millions):

June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$133	$(3)	$36	$(10)	$169	$(13)
Foreign government bonds	—	—	65	(5)	65	(5)
Preferred stock available for sale	74	(1)	74	(5)	148	(6)
Equity securities available for sale	87	(4)	22	(2)	109	(6)
Total temporarily impaired securities	$294	$(8)	$197	$(22)	$491	$(30)

December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	747	(24)	20	(4)	767	(28)
Foreign government bonds	106	(13)	—	—	106	(13)
Preferred stock available for sale	140	(4)	24	(2)	164	(6)
Equity securities available for sale	92	(12)	—	—	92	(12)
Total temporarily impaired securities	$1,085	$(53)	$44	$(6)	$1,129	$(59)
We recorded $3 million in impairment charges relating to investments during the six-month period ended June 30, 2016. The impairment charges related to an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely. We recorded no impairment charges relating to investments during the three-month period ended June 30, 2016 or the three or six-month periods ended June 30, 2015. As of June 30, 2016 we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2015, we held $2 million in fixed maturity and equity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ended June 30, 2016 and 2015, respectively:

	Three months ended June 30, 2016				Six months ended June 30, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$2	$(1)	$1	$191	$3	$(1)	$2	$349
Preferred stock available for sale	1	—	1	9	1	—	1	9
Equity securities available for sale	—	—	—	—	—	(1)	(1)	—
Investments in unconsolidated affiliates			—	—			(3)	—
Other long-term investments			15	36			15	36
Other assets			(2)	—			(5)	—
Total			$15	$236			$9	$394

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$284	$4		$(3)	$1	$524
Preferred stock available for sale	—	—	—	33	—	—	—	—	38
Equity securities available for sale	—	—	—	—	1	—	(2)	(1)	6
Other long-term investments			—	—				—	14
Debt extinguishment costs			(9)	—				(9)	—
Total			$(9)	$317				$(9)	$582
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2016 and December 31, 2015, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	June 30, 2016	December 31, 2015
Ceridian	33%	$435	$358
Other	Various	200	163
Total		$635	$521
In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $29 million and $23 million as of June 30, 2016 and December 31, 2015, respectively. We did not purchase or dispose of any Ceridian bonds in the six-month period ended June 30, 2016.
During the three-month periods ended June 30, 2016 and 2015, we recorded $(4) million and $2 million, in equity in (losses) earnings of Ceridian, respectively, and $3 million and $2 million in equity in earnings of other unconsolidated affiliates, respectively. During the six-month periods ended June 30, 2016 and 2015, we recorded $(6) million and $1 million, in equity in (losses) earnings of Ceridian, respectively, and $7 million and $2 million in equity in earnings of other unconsolidated affiliates, respectively.

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

	June 30, 2016	December 31, 2015
	(In millions)
Total current assets before customer funds	$501	$489
Customer funds	4,703	4,333
Goodwill and other intangible assets, net	2,320	2,272
Other assets	91	92
Total assets	$7,615	$7,186
Current liabilities before customer obligations	$187	$267
Customer obligations	4,669	4,312
Long-term obligations, less current portion	1,140	1,143
Other long-term liabilities	312	322
Total liabilities	6,308	6,044
Equity	1,307	1,142
Total liabilities and equity	$7,615	$7,186

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
	(In millions)		(In millions)
Total revenues	$167	$166	$345	$343
Loss before income taxes	(26)	—	(40)	(9)
Net (loss) earnings	(15)	3	(25)	(7)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	June 30, 2016	December 31, 2015
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	290	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at June 30, 2016, due July 2018 with interest payable monthly at LIBOR + 1.45%	(4)	(5)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	402	402
Black Knight Term A Facility, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.50% at June 30, 2016)	752	771
Black Knight Term B Facility, due May 27, 2022 with interest currently payable quarterly at LIBOR + 3.00% (3.75% at June 30, 2016)	342	343
Black Knight Revolving Credit Facility, unused portion of $320, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.48% at June 30, 2016)	76	95
ABRH Term Loan, interest payable monthly at LIBOR + 2.50% (2.96% at June 30, 2016), due August 2019	95	100
Digital Insurance Revolving Credit Facility, unused portion of $51, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.70% at June 30, 2016)	108	99
ABRH Revolving Credit Facility, unused portion of $85, due August 2019 with interest payable monthly at LIBOR + 2.50%	—	—
Other	27	3
	$2,785	$2,793
At June 30, 2016, the estimated fair value of our long-term debt was approximately $3,196 million, which was $385 million higher than its carrying value, excluding $26 million of net unamortized debt issuance costs and premium/discount. The carrying values of our ABRH term loan, ABRH revolving credit facility and Digital Insurance revolving credit facility approximate the fair values at June 30, 2016 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,775 million as of June 30, 2016. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2016 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and revolving facilities approximate fair value at June 30, 2016. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight Infoserv, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The material terms of the BKIS Credit Agreement are set forth in our Annual Report for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report. As of June 30, 2016 BKIS had aggregate outstanding debt of $1,170 million under the BKIS Credit Agreement, net of debt issuance costs. We hold $50 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and the other financial institutions party thereto. The material terms of the Digital Insurance Facility are set forth in our Annual Report for the year ended December 31, 2015. On March 10, 2016, the Digital Insurance Facility was amended to increase the borrowing capacity from $120 million to $160 million and to add Fifth Third Bank as an additional lender. As of June 30, 2016, Digital Insurance had outstanding debt of $108 million under the Digital Insurance Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report, except to clarify that a commitment fee is also due thereunder, at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. As of June 30, 2016, ABRH had $95 million outstanding for the ABRH Term Loan, had no outstanding borrowings under the ABRH Revolver, had $15 million of outstanding letters of credit and had $85 million of remaining borrowing capacity under the ABRH Credit Facility.
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
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2015. As of June 30, 2016, there was no outstanding balance under the Revolving Credit Facility and $4 million in unamortized debt issuance costs.
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

Gross principal maturities of notes payable at June 30, 2016 are as follows (in millions):
2016 (remaining)	$39
2017	372
2018	395
2019	179
2020	693
Thereafter	1,133
$2,811

Note F — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other companies, our ordinary course litigation includes a number

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, depart from customary litigation incidental to our business.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $69 million as of June 30, 2016 and $75 million as of December 31, 2015. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
The document execution review by the independent third party has been on indefinite hold since June 30, 2013 while the banking agencies consider what, if any, additional review work they would like the independent third party to undertake. Accordingly, the document execution review has taken and will continue to take longer to complete than the Company originally anticipated. In addition, the LPS default operations that were subject to the Order were contributed to ServiceLink in connection with FNF's acquisition of LPS in January 2014. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services LPS provided, ServiceLink (as a result of the contribution of the underlying LPS business) has agreed to implement an appropriate plan to address the issues. The Order contains various deadlines to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. ServiceLink will continue to make periodic reports to the banking agencies on the progress with respect to each of the undertakings in the Order. Although the Order does not include any fine or other monetary penalty, the banking agencies reserved their right to impose civil monetary penalties at any time. Based on discussions with the banking agencies and actions taken by the banking agencies with respect to other companies, the Company believes the likelihood that the banking agencies will assess a civil monetary penalty is both probable and reasonably estimable, and ServiceLink Holdings, LLC has included an estimate of such loss in its accrual for loss contingencies. The banking agencies notified ServiceLink in December 2015 that they wish to discuss terminating the Order through a possible agreed civil monetary penalty amount in lieu of requiring any additional document execution review by the independent third party. At this time, the parties have not agreed on a possible civil monetary penalty amount. The Company does not believe an adjustment to the amount already accrued in loss contingencies is warranted based upon discussions thus far. The parties have entered into a tolling agreement to allow the parties to engage in these discussions. This matter is subject to a Cross-Indemnity Agreement dated December 22, 2014, between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC.
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. Merion’s expert has opined that the consideration should have been $50.46 per share, which was approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $75 million plus statutory interest, which is approximately $12 million as of June 30, 2016. The Company’s position is that the merger consideration paid was fair value, and no additional consideration is owed. A bench trial was held on May 2-5, 2016. Post-trial arguments will be held on September 21, 2016. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2016 (remaining)	$102
2017	189
2018	157
2019	127
2020	95
Thereafter	260
Total future minimum operating lease payments	$930

Note G — Dividends
On July 20, 2016, our Board of Directors declared cash dividends of $0.21 per share, payable on September 30, 2016, to FNF Group common shareholders of record as of September 16, 2016.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
During the fourth quarter of 2015, we determined that Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California in which we acquired a controlling stake in December 2014, better aligned with the businesses within our FNF Group Corporate and Other segment. Accordingly, Total assets of $38 million and Goodwill of $31 million as of June 30, 2015; Other revenues of $57 million, Depreciation and amortization of $1 million and Earnings from continuing operations of $2 million for the three months ended June 30, 2015; and Other revenues of $78 million, Depreciation and amortization of $2 million, and Earnings from continuing operations of less than $1 million for the six months ended June 30, 2015, which were previously included in the Title segment are now included in the FNF Group Corporate and Other segment in the below tables.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended June 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,231	$—	$—	$1,231	$—	$—	$—	$1,231
Other revenues	552	256	59	867	—	40	40	907
Restaurant revenues	—	—	—	—	292	—	292	292
Revenues from external customers	1,783	256	59	2,098	292	40	332	2,430
Interest and investment income, including realized gains and losses	39	—	(3)	36	—	16	16	52
Total revenues	1,822	256	56	2,134	292	56	348	2,482
Depreciation and amortization	36	49	2	87	10	5	15	102
Interest expense	—	16	16	32	1	—	1	33
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	281	41	(33)	289	6	13	19	308
Income tax expense (benefit)	106	14	(22)	98	—	3	3	101
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	175	27	(11)	191	6	10	16	207
Equity in earnings (losses) of unconsolidated affiliates	3	—	—	3	—	(4)	(4)	(1)
Earnings (loss) from continuing operations	$178	$27	$(11)	$194	$6	$6	$12	$206
Assets	$8,963	$3,665	$404	$13,032	$487	$919	$1,406	$14,438
Goodwill	2,323	2,301	45	4,669	101	93	194	4,863
As of and for the three months ended June 30, 2015:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$1,144	$—	$—	$1,144	$—	$—	$—	$1,144
Other revenues	535	232	60	827	—	30	30	857
Restaurant revenues	—	—	—	—	371	—	371	371
Revenues from external customers	1,679	232	60	1,971	371	30	401	2,372
Interest and investment income, including realized gains and losses	32	(5)	(3)	24	—	(1)	(1)	23
Total revenues	1,711	227	57	1,995	371	29	400	2,395
Depreciation and amortization	35	50	2	87	13	4	17	104
Interest expense	—	11	20	31	1	—	1	32
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	261	23	(32)	252	7	(5)	2	254
Income tax expense (benefit)	96	—	(1)	95	—	(7)	(7)	88
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	165	23	(31)	157	7	2	9	166
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	4	4	4
Earnings (loss) from continuing operations	$165	$23	$(31)	$157	$7	$6	$13	$170
Assets	$8,697	$3,626	$336	$12,659	$665	$1,073	$1,738	$14,397
Goodwill	2,279	2,224	34	4,537	118	85	203	4,740

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$2,183	$—	$—	$2,183	$—	$—	$—	$2,183
Other revenues	1,018	498	92	1,608	—	78	78	1,686
Restaurant revenues	—	—	—	—	585	—	585	585
Revenues from external customers	3,201	498	92	3,791	585	78	663	4,454
Interest and investment income, including realized gains and losses	68	—	(6)	62	(3)	17	14	76
Total revenues	3,269	498	86	3,853	582	95	677	4,530
Depreciation and amortization	71	97	4	172	20	10	30	202
Interest expense	—	32	31	63	2	2	4	67
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	402	82	(65)	419	6	14	20	439
Income tax expense (benefit)	151	28	(31)	148	—	2	2	150
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	251	54	(34)	271	6	12	18	289
Equity in earnings (losses) of unconsolidated affiliates	6		—	6	—	(5)	(5)	1
Earnings (loss) from continuing operations	$257	$54	$(34)	$277	$6	$7	$13	$290
Assets	$8,963	$3,665	$404	$13,032	$487	$919	$1,406	$14,438
Goodwill	2,323	2,301	45	4,669	101	93	194	4,863
As of and for the six months ended June 30, 2015:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$2,002	$—	$—	$2,002	$—	$—	$—	$2,002
Other revenues	985	459	78	1,522	—	143	143	1,665
Restaurant revenues	—	—	—	—	735	—	735	735
Revenues from external customers	2,987	459	78	3,524	735	143	878	4,402
Interest and investment income, including realized gains and losses	62	(5)	(3)	54	—	—	—	54
Total revenues	3,049	454	75	3,578	735	143	878	4,456
Depreciation and amortization	72	95	3	170	26	8	34	204
Interest expense	—	19	41	60	3	—	3	63
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	381	63	(62)	382	17	6	23	405
Income tax expense (benefit)	139	—	3	142	—	(4)	(4)	138
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	242	63	(65)	240	17	10	27	267
Equity in earnings of unconsolidated affiliates	2	—	—	2	—	1	1	3
Earnings (loss) from continuing operations	$244	$63	$(65)	$242	$17	$11	$28	$270
Assets	$8,697	$3,626	$336	$12,659	$665	$1,073	$1,738	$14,397
Goodwill	2,279	2,224	34	4,537	118	85	203	4,740

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The activities of the reportable segments include the following:
FNF Group
Title
This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty insurance. This segment also includes the transaction services business acquired from LPS, now combined with our ServiceLink business. Transaction services include other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.
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
FNFV
Restaurant Group
This segment consists of the operations of ABRH, in which we hold a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking restaurant and food service concepts. As of and for the six months ended June 30, 2015, this segment also included the results of J. Alexander's, Inc. ("J. Alexander's"), which was distributed to FNFV shareholders on September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.
FNFV Corporate and Other
This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance, in which we own 96%, and other smaller operations which are not title-related.

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Six months ended June 30,
	2016	2015
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$21	$(4)
Change in purchases of investments available for sale payable in period	3	31
Additions to IT hardware financed through a lease	(10)	—

Financing activities:
Change in treasury stock purchases payable in period	$(1)	$8
Borrowings to finance IT hardware additions	10	—

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
From December 2008 through December 2015, the Federal Reserve held the federal funds rate at historically low levels of 0.0%-0.50%. As a result of the low federal funds rate, mortgage interest rates were at historically low levels over the same period. Through 2015 and the six-months ended June 30, 2016, mortgage interest rates fluctuated between 3.25% and 4.25% and have dropped to the lower end of such range recently due to increased global economic uncertainty.
As of July 14, 2016 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2015 - 2018 in their "Mortgage Finance Forecast" (in trillions):

	2018	2017	2016	2015
Purchase transactions	$1.0	$1.0	$1.0	$0.9
Refinance transactions	0.3	0.4	0.8	0.7
Total U.S. mortgage originations forecast	$1.3	$1.4	$1.8	$1.6
The extended period of low interest rates described above resulted in a greater proportion of refinance transactions to overall mortgage originations compared to historical norms. In 2015, the ratio of refinances to total originations increased to nearly 50% as the anticipation of increased mortgage rates resulting from projected increases in the target federal funds rate weighed on the market. The MBA predicts the ratio will return to historical norms and the ratio of refinances will remain high through 2016 and subsequently decrease through 2018. The MBA also predicts mortgage originations in 2017 through 2018 will decrease compared to the 2015 and 2016 periods as refinance transactions decrease. We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions and negative effects of projected decreases in overall originations will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.

Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015 we experienced continual year-over-year increases in the fee per file of commercial transactions. Through the six months ended June 30, 2016, we experienced a slight decrease in the fee per file of commercial transactions as compared to the corresponding period in 2015. The volume of our commercial real estate transactions has remained strong through the current period, indicating strong commercial markets.
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
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for consumers. The additional disclosure rules require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications. The additional disclosures are effective for mortgage loan applications made on or after October 3, 2015. The main provisions of the additional disclosures include amending Regulation Z (the Truth in Lending Act) and Regulation X (Real Estate Settlement Procedures Act) (collectively, the “TILA-RESPA Integrated Disclosure" or "TRID”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. TRID requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation. TRID also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents. We do not believe the changes will have a significant effect on long-term mortgage volumes and do not believe this had a material impact on our results from operations for the six months ended June 30, 2016.
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
Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and into 2016, we saw seasonality trends return closer to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory. The trend has continued through the six months ended June 30, 2016.
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
Black Knight's various businesses are impacted differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of its data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of its client contracts for origination technology contain minimum charges.

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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$540	$547	962	964
Agency title insurance premiums	691	597	1,221	1,038
Escrow, title-related and other fees	907	857	1,686	1,665
Restaurant revenue	292	371	585	735
Interest and investment income	37	32	67	63
Realized gains and losses, net	15	(9)	9	(9)
Total revenues	2,482	2,395	4,530	4,456
Expenses:
Personnel costs	707	690	1,359	1,313
Agent commissions	526	451	928	784
Other operating expenses	493	482	925	948
Cost of restaurant revenue	245	313	490	619
Depreciation and amortization	102	104	202	204
Provision for title claim losses	68	69	120	120
Interest expense	33	32	67	63
Total expenses	2,174	2,141	4,091	4,051
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	308	254	439	405
Income tax expense	101	88	150	138
Equity in (losses) earnings of unconsolidated affiliates	(1)	4	1	3
Net earnings from continuing operations	$206	$170	$290	$270
 Revenues.
Total revenues increased by $87 million in the three months ended June 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $139 million increase at FNF Group and a $52 million decrease at FNFV. Total revenues increased by $74 million in the six months ended June 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $275 million increase at FNF Group and a $201 million decrease at FNFV.
Net earnings from continuing operations increased by $36 million in the three months ended June 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $37 million increase at FNF Group and $1 million decrease at FNFV. Net earnings from continuing operations increased by $20 million in the six months ended June 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $35 million increase at FNF Group and $15 million decrease at FNFV.
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
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), appraisal fees and other cost of sales on ServiceLink product offerings and other title-related products, postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable.
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
Income tax expense was $101 million and $88 million in the three-month periods ended June 30, 2016 and 2015, respectively, and $150 million and $138 million in the six-month periods ended June 30, 2016 and 2015, respectively. Income tax expense as a percentage of earnings before income taxes was 33% and 35% for the three-month periods ended June 30, 2016 and 2015, respectively, and 34% for both six-month periods ended June 30, 2016 and 2015. Income taxes as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in (losses) earnings of unconsolidated affiliates was $(1) million and $4 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $1 million and $3 million for the six-month periods ended June 30, 2016 and 2015, respectively. The equity in (losses) earnings in 2016 and 2015 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Direct title insurance premiums	$540	$547	$962	$964
Agency title insurance premiums	691	597	1,221	1,038
Escrow, title-related and other fees	552	535	1,018	985
Interest and investment income	36	32	65	62
Realized gains and losses, net	3	—	3	—
Total revenues	1,822	1,711	3,269	3,049
Expenses:
Personnel costs	557	540	1,063	1,020
Agent commissions	526	451	928	784
Other operating expenses	354	355	685	672
Depreciation and amortization	36	35	71	72
Provision for title claim losses	68	69	120	120
Total expenses	1,541	1,450	2,867	2,668
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$281	$261	$402	$381
Orders opened by direct title operations (in thousands)	577	560	1,094	1,137
Orders closed by direct title operations (in thousands)	401	408	723	754
Fee per file	$2,116	$2,026	$2,079	$1,938
Total revenues for the Title segment increased by $111 million, or 6%, in the three months ended June 30, 2016 and increased by $220 million, or 7%, in the six months ended June 30, 2016 from the corresponding periods in 2015.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2016	Total	2015	Total	2016	Total	2015	Total
	(Dollars in millions)
Title premiums from direct operations	$540	44%	$547	48%	$962	44%	$964	48%
Title premiums from agency operations	691	56	597	52	1,221	56	1,038	52
Total title premiums	$1,231	100%	$1,144	100%	$2,183	100%	$2,002	100%
Title premiums increased by 8% in the three months ended June 30, 2016 as compared to the corresponding period in 2015. The increase comprised of a decrease in Title premiums from direct operations of $7 million, or 1%, and an increase in Title premiums from agency operations of $94 million, or 16%, in the three months ended June 30, 2016. Title premiums increased by 9% in the six months ended June 30, 2016 as compared to the corresponding period in 2015. The increase comprised of a decrease in Title premiums from direct operations of $2 million, or less than 1%, and an increase in Title premiums from agency operations of $183 million, or 18%, in the six months ended June 30, 2016.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Opened title insurance orders from purchase transactions (1)	56.7%	57.0%	56.0%	51.7%
Opened title insurance orders from refinance transactions (1)	43.3	43.0	44.0	48.3
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	57.7%	53.8%	56.3%	50.5%
Closed title insurance orders from refinance transactions (1)	42.3	46.2	43.7	49.5
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015 primarily due to a decrease in closed order volume offset by a favorable change in the mix of closed orders from purchase and refinance transactions. A favorable increase in Closed title insurance orders from purchase transactions was largely offset by a decrease in Closed title insurance orders from refinance transactions in the three and six months ended June 30, 2016 as compared to the corresponding period in 2015. Closed order volumes were 401,000 and 723,000 in the three and six months ended June 30, 2016, respectively compared with 408,000 and 754,000 in the three and six months ended June 30, 2015, respectively. This represented an overall decrease of 2% and 4%, respectively. Open title orders increased over the three months ended June 30, 2016 and decreased over the six months ended June 30, 2016 as compared to the corresponding periods in 2015. The increase in the three-month period reflected an increase in purchase and refinance transactions resulting from a drop in interest rates quarter over quarter. The average fee per file in our direct operations was $2,116 and $2,079 in the three and six months ended June 30, 2016, respectively, compared to $2,026 and $1,938 in the three and six months ended June 30, 2015. The increase in average fee per file reflects the aforementioned change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums due to strength in agency driven real estate markets, including the mid-Atlantic and southern states, as well as an increase in the number of independent agents with which we transacted business period over period.
Escrow, title-related and other fees increased by $17 million, or 3%, in the three months ended June 30, 2016, and increased by $33 million, or 3%, in the six months ended June 30, 2016 from the corresponding periods in 2015. Escrow fees, which are more closely related to our direct operations, increased by $20 million, or 10%, in the three months ended June 30, 2016 and increased $28 million, or 8%, in the six months ended June 30, 2016 compared to the corresponding periods in 2015. The increase is representative of the change in the mix of purchase to refinance orders previously discussed. Other fees in the Title segment, excluding escrow fees, decreased by $3 million, or 1%, in the three months ended June 30, 2016, and increased $5 million, or 1%, in the six months ended June 30, 2016 from the corresponding periods in 2015. The decrease in other fees in the three-month period was primarily driven by revenue decreases at ServiceLink offset by increased fee revenue in our home warranty businesses. The increase in other fees in the six-month period is driven primarily by increased revenue in our home warranty business partially offset by decreases at ServiceLink.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $4 million in the three months ended June 30, 2016 and increased by $3 million in the six months ended June 30, 2016 compared to the corresponding periods in 2015. The increase is attributable to increased interest income on our short-term and cost method investments as well as increased dividends on our equity securities and preferred stock holdings, offset by a decrease in interest income related to our fixed maturity securities.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $17 million, or 3% increase in the three-month period ended June 30, 2016, and a $43 million, or 4%, increase in the six-month period ended June 30, 2016 compared to the corresponding periods in 2015. The increase in the 2016 period is primarily due to higher commissions and bonuses associated with a stronger residential purchase market and higher headcount and costs associated with the implementation of TRID. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51% and 54% for the three and six-month periods ended June 30, 2016 and 50% and 52% for the three and six-month periods ended June 30, 2015, respectively. The increase in personnel costs as a percentage of revenue is consistent with the increase in headcount. Average employee count in the Title segment was 21,845 and 21,016 in the three-month periods ended June 30, 2016 and 2015, respectively, and 21,325 and 20,322 in the six-month periods ended June 30, 2016 and 2015, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses decreased by $1 million, or less than 1% in the three months ended June 30, 2016 and increased $13 million, or 2%, in the six months ended June 30, 2016 from the corresponding periods in 2015. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses have remained consistent across all periods.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2015:

	Three months ended June 30,
	2016	%	2015	%
	(Dollars in millions)
Agent premiums	691	100%	597	100%
Agent commissions	526	76%	451	76%
Net retained agent premiums	$165	24%	$146	24%
Depreciation and amortization increased by $1 million in the three months ended June 30, 2016 and decreased $1 million in the six months ended June 30, 2016 compared to the corresponding periods in 2015.
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
The claim loss provision for title insurance was $68 million and $69 million for the three-month periods ended June 30, 2016 and 2015, respectively, and reflects an average provision rate of 5.5% and 6% of title premiums, respectively. The claim loss provision for title insurance was $120 million for both six-month periods ended June 30, 2016 and 2015, and reflects an average provision rate of 5.5% and 6% of title premiums, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Black Knight
The following table presents the results from operations of our Black Knight segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Escrow, title-related and other fees	256	232	498	459
Realized gains and losses, net	—	(5)	—	(5)
Total revenues	256	227	498	454
Expenses:
Personnel costs	95	102	191	199
Other operating expenses	55	41	96	78
Depreciation and amortization	49	50	97	95
Interest expense	16	11	32	19
Total expenses	215	204	416	391
Earnings from continuing operations before income taxes	$41	$23	$82	$63
Total revenues for our Black Knight segment increased $29 million, or 13%, in the three-month period ended June 30, 2016 and increased $44 million, or 10%, in the six-month period ended June 30, 2016 compared to the corresponding periods in 2015. The increase in both periods was primarily driven by loan growth on Black Knight's mortgage servicing platform, price increases, the implementation of new clients and higher transaction volumes in its origination technology segment.
Other operating expenses increased by $14 million, or 34%, in the three-month period ended June 30, 2016 and increased by $18 million, or 23%, in the six-month period ended June 30, 2016 compared to the corresponding periods in 2015. The increase is primarily driven by lower capitalized software development and deferred implementation costs, increased bonus accruals, and increased public company costs.
Interest expense increased by $5 million, or 45%, in the three-month period ended June 30, 2016 and increased by $13 million, or 68%, in the six-month period ended June 30, 2016 compared to the corresponding periods in 2015. The increase is attributable to new third party debt issued in connection with Black Knight's initial public offering in May 2015, offset slightly by decreased interest on its outstanding public debt resulting from paydowns of principal in May 2015.
Earnings from continuing operations before income taxes increased by $18 million in the three-month period ended June 30, 2016 and increased by $19 million in the six-month period ended June 30, 2016 compared to the corresponding periods in 2015. The increase is primarily attributable to the increased revenue, offset by increased operating and interest expense, discussed above.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Group Corporate and Other segment generated revenues of $56 million and $57 million for the three months ended June 30, 2016 and 2015, respectively, and $86 million and $75 million for the six months ended June 30, 2016 and 2015, respectively. The revenue in all periods represents revenue generated by our real estate brokerage subsidiaries offset by the elimination of revenues between our Black Knight segment and our Title segment. The increase of $11 million, or 15%, in the six-month period is primarily attributable to revenue growth and acquisitions by Pacific Union.
Other operating expenses in the FNF Group Corporate and Other segment were $56 million and $57 million for the three months ended June 30, 2016 and 2015, respectively, and $89 million and $75 million for the six months ended June 30, 2016 and 2015, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries offset by the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment. The increase of $14 million, or 19%, in the six months ended June 30, 2016 is primarily attributable to the growth of Pacific Union.
Interest expense was $16 million and $20 million for the three months ended June 30, 2016 and 2015, respectively, and $31 million and $41 million for the six months ended June 30, 2016 and 2015, respectively. The decrease is attributable to the repayment of the $1.1 billion FNF term loan in late May 2015.
This segment generated pretax losses of $33 million and $32 million for the three months ended June 30, 2016 and 2015, respectively, and $65 million and $62 million, for the six months ended June 30, 2016 and 2015, respectively. The increased loss in the six-month period was primarily attributable to realized losses related to investment impairments, increased personnel costs associated with acquisitions, and the increased operating expenses offset by the decrease in interest expense.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Total restaurant revenue	$292	$371	$585	$735
Realized gains and losses, net	—	—	(3)	—
Total revenues	292	371	582	735
Expenses:
Personnel costs	14	16	27	33
Cost of restaurant revenue	245	313	490	619
Other operating expenses	16	21	37	37
Depreciation and amortization	10	13	20	26
Interest expense	1	1	2	3
Total expenses	286	364	576	718
Earnings from continuing operations before income taxes	$6	$7	$6	$17
Total revenues for the Restaurant group segment decreased $79 million, or 21%, in the three months ended June 30, 2016 and decreased $153 million, or 21%, in the six months ended June 30, 2016, from the corresponding periods in 2015. The decrease is primarily attributable to the spin-off of J. Alexander's in September 2015 and the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue decreased by $68 million, or 22%, in the three months ended June 30, 2016 and decreased $129 million, or 21% in the six months ended June 30, 2016, from the corresponding periods in 2015. The change is consistent with the change in revenue.
Earnings from continuing operations before income taxes decreased by $1 million, or 14%, in the three months ended June 30, 2016, and decreased by $11 million, or 65%, in the six months ended June 30, 2016 from the corresponding periods in 2015. The decrease is primarily attributable to the results of J. Alexander's which are not included in the 2016 periods.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, Digital Insurance, and other smaller operations which are not title-related. This segment also includes our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable economic gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $56 million and $29 million for the three months ended June 30, 2016 and 2015, respectively, and $95 million and $143 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $27 million, or 93%, in the three-month period is primarily attributable to increased revenue resulting from acquisitions and growth at Digital Insurance as well as $15 million of realized gains associated with the sale of Stillwater Insurance Group, our specialty insurance business, in the second quarter of 2016. The decrease of $48 million, or 34%, in the six-month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015.
Other operating expenses were $12 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and $18 million and $86 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $4 million in the three-month period is primarily attributable to acquisitions and growth at Digital Insurance. The decrease of $68 million in the six-month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015.
Personnel costs were $26 million and $22 million for the three months ended June 30, 2016 and 2015, respectively and $51 million and $43 million for the six months ended June 30, 2016 and 2015, respectively. The change in both periods is primarily attributable to acquisitions and growth at Digital Insurance.

This segment generated pretax earnings (losses) of $13 million and $(5) million for the three months ended June 30, 2016 and 2015, respectively and $14 million and $6 million for the six months ended June 30, 2016 and 2015, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.21 per share for the second quarter of 2016, or approximately $57 million to our FNF Group common shareholders. On July 20, 2016, our Board of Directors declared cash dividends of $0.21 per share, payable on September 30, 2016, to FNF Group common shareholders of record as of September 16, 2016. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2015, $2,049 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of June 30, 2016, our title subsidiaries can pay or make ordinary distributions in 2016 to us of approximately $19 million, in the aggregate. However, we anticipate that our title insurance subsidiaries will pay or make extraordinary dividends in 2016 of approximately $231 million by obtaining prior approval from the relevant departments of insurance. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by operations for the six months ended June 30, 2016 and 2015 totaled $374 million and $389 million, respectively. The decrease of $15 million is primarily attributable to increased payments for taxes offset by increased net earnings and a reduction in claims paid in the 2016 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $190 million and $103 million for the six-month periods ended June 30, 2016 and 2015, respectively, with the increase primarily related to the purchase of our corporate headquarters in April 2016 as well as other increases in property, plant and equipment additions in our title and restaurant segments.
Financing. For a description of our financing arrangements see Note E included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.

Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and into 2016, we saw seasonality trends return closer to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory. The trend has continued through the six months ended June 30, 2016.
In our Restaurant Group segment, average weekly sales per restaurant are typically higher in the first and fourth quarters. Accordingly, we typically generate a disproportionate share of our earnings from operations in those quarters. Holidays, severe weather and other disruptive conditions may impact sales volumes seasonally in some operating regions.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2015, filed on February 23, 2016, other than as described below.
On April 29, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, and further described below, we exercised our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida from SunTrust Bank for $71 million.
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
See Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further discussion of our notes payable.
Capital Stock Transactions. On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we could repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through February 28, 2019. We repurchased 4,976,518 shares under these programs during the six months ended June 30, 2016 for $53 million, or an average of $10.74 per share. Subsequent to June 30, 2016 through market close on July 31, 2016, we purchased 75,000 additional shares for $1 million, or an average of $11.56 per share. Since the original commencement of the program effective March 1, 2016 through market close on July 31, 2016, we have repurchased a total of 1,850,000 shares for $21 million, or an average of $11.52 per share, and there are 11,645,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 4,364,000 shares of FNF Group common stock during the six months ended June 30, 2016 for $147 million, or an average of $33.59 per share. Subsequent to June 30, 2016 through market close on July 31, 2016, we purchased 150,000 additional shares for $6 million, or an average of $37.02 per share. Since the original commencement of this program through market close on July 31, 2016, we have repurchased a total of 9,089,000 shares of FNF Group common stock for $318 million, or an average of $34.97 per share, and there are 15,911,000 shares available to be repurchased under the program.
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
Off-Balance Sheet Arrangements. We are not currently engaged in off-balance sheet activities. Through April of 2016, we had an off-balance sheet facility leasing arrangement (commonly referred to as a “synthetic lease”) for our corporate campus in Jacksonville, Florida. The material terms of the synthetic lease are set forth in our Annual Report for the year ended December 31, 2015. On April 29, 2016, we exercised our option to purchase the property, at which time the lease previously associated with the property was terminated.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2016 - 4/30/2016	300,000	33.27	300,000	18,225,000
5/1/2016 - 5/31/2016	1,064,000	33.57	1,064,000	17,161,000
6/1/2016 - 6/30/2016	1,100,000	35.22	1,100,000	16,061,000
Total	2,464,000	$34.27	2,464,000

(1)
On July 20, 2015, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we may repurchase up to 25 million shares of our common stock through July 30, 2018.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNFV during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2016 - 4/30/2016	300,000	10.60	300,000	13,195,000
5/1/2016 - 5/31/2016	925,000	11.65	925,000	12,270,000
6/1/2016 - 6/30/2016	550,000	11.79	550,000	11,720,000
Total	1,775,000	$11.52	1,775,000

(1)
On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II effective January 8, 2016 (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.2
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk effective October 10, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.3
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett effective July 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.4
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park effective February 4, 2010 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.5
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.6
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski effective February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7	Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016

10.8
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.9	Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016

10.10
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II effective January 8, 2016 (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.2
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk effective October 10, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.3
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett effective July 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.4
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park effective February 4, 2010 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.5
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.6
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski effective February 4, 2010 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7	Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016

10.8
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.9	Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016

10.10
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.