Form 10-Q
period 2016-09-30
Fidelity National Financial, Inc.
filed 2016-11-03
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of October 31, 2016 were:
FNF Group Common Stock    271,950,614
FNFV Group Common Stock     66,606,822

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2016

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2016 and December 31, 2015 includes pledged fixed maturity securities of $332 and $342, respectively, related to secured trust deposits	$2,476	$2,558
Preferred stock available for sale, at fair value	321	289
Equity securities available for sale, at fair value	432	345
Investments in unconsolidated affiliates	620	521
Other long-term investments	103	106
Short-term investments, at September 30, 2016 and December 31, 2015 includes short-term investments of $193 and $266, respectively, related to secured trust deposits	523	1,034
Total investments	4,475	4,853
Cash and cash equivalents, at September 30, 2016 and December 31, 2015 includes $412 and $108, respectively, of pledged cash related to secured trust deposits	1,061	780
Trade and notes receivables, net of allowance of $42 and $32, at September 30, 2016 and December 31, 2015, respectively	547	496
Goodwill	5,047	4,760
Prepaid expenses and other assets	649	615
Capitalized software, net	582	553
Other intangible assets, net	1,020	969
Title plants	395	395
Property and equipment, net	610	510
Total assets	$14,386	$13,931
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,306	$1,283
Notes payable	2,754	2,793
Reserve for title claim losses	1,602	1,583
Secured trust deposits	922	701
Income taxes payable	73	45
Deferred tax liability	621	594
Total liabilities	7,278	6,999
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2016 and December 31, 2015; outstanding of 271,896,091 and 275,781,160 as of September 30, 2016 and December 31, 2015, respectively, and issued of 283,973,901 and 282,394,970 as of September 30, 2016 and December 31, 2015, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of September 30, 2016 and December 31, 2015; outstanding of 66,636,822 and 72,217,882 as of September 30, 2016 and December 31, 2015, respectively, and issued of 80,581,675 and 80,581,466 as of September 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,839	4,795
Retained earnings	1,629	1,374
Accumulated other comprehensive earnings (loss)	2	(69)
Less: treasury stock, 26,022,663 shares as of September 30, 2016 and 14,977,394 shares as of December 31, 2015, at cost	(595)	(346)
Total Fidelity National Financial, Inc. shareholders’ equity	5,875	5,754
Non-controlling interests	889	834
Total equity	6,764	6,588
Total liabilities, redeemable non-controlling interest and equity	$14,386	$13,931
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$556	$524	$1,518	$1,488
Agency title insurance premiums	713	647	1,934	1,685
Escrow, title-related and other fees	950	852	2,636	2,517
Restaurant revenue	273	349	858	1,084
Interest and investment income	29	30	96	93
Realized gains and losses, net	(4)	(10)	5	(19)
Total revenues	2,517	2,392	7,047	6,848
Expenses:
Personnel costs	732	680	2,091	1,993
Agent commissions	545	495	1,473	1,279
Other operating expenses	514	476	1,439	1,424
Cost of restaurant revenue	237	302	727	921
Depreciation and amortization	113	102	315	306
Provision for title claim losses	70	65	190	185
Interest expense	35	34	102	97
Total expenses	2,246	2,154	6,337	6,205
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	271	238	710	643
Income tax expense	95	81	245	219
Earnings from continuing operations before equity in losses of unconsolidated affiliates	176	157	465	424
Equity in losses of unconsolidated affiliates	(7)	(19)	(6)	(16)
Net earnings from continuing operations	169	138	459	408
Less: Net earnings attributable to non-controlling interests	13	6	32	20
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$156	$132	$427	$388

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to FNF Group common shareholders	$163	$150	$423	$396

Net (loss) earnings attributable to FNFV Group common shareholders	$(7)	$(18)	$4	$(8)

Earnings per share
Basic
Net earnings per share attributable to FNF Group common shareholders	$0.60	$0.54	$1.56	$1.42

Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.11)	$(0.24)	$0.06	$(0.10)
Diluted
Net earnings per share attributable to FNF Group common shareholders	$0.58	$0.53	$1.51	$1.38

Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.11)	$(0.24)	$0.06	$(0.10)

Weighted average shares outstanding FNF Group common stock, basic basis	271	277	272	278

Weighted average shares outstanding FNF Group common stock, diluted basis	279	285	280	286

Cash dividends paid per share FNF Group common stock	$0.21	$0.21	$0.63	$0.59

Weighted average shares outstanding FNFV Group common stock, basic basis	66	76	68	81

Weighted average shares outstanding FNFV Group common stock, diluted basis	69	78	70	84
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings	$169	$138	$459	$408
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	6	(19)	52	(30)
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(2)	(19)	13	(24)
Unrealized gain (loss) on foreign currency translation (3)	1	(2)	6	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(2)	—	—	—
Minimum pension liability adjustment (5)	—	(4)	—	(4)
Other comprehensive earnings (loss)	3	(44)	71	(67)
Comprehensive earnings	172	94	530	341
Less: Comprehensive earnings attributable to non-controlling interests	13	6	32	20
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$159	$88	$498	$321

Comprehensive earnings attributable to FNF Group common shareholders	$169	$125	$487	$357

Comprehensive (loss) earnings attributable to FNFV Group common shareholders	$(10)	$(37)	$11	$(32)
_______________________________________

(1)
Net of income tax expense (benefit) of $4 million and $(12) million for the three-month periods ended September 30, 2016 and 2015, respectively, and $33 million and $(18) million for the nine-month periods ended September 30, 2016 and 2015, respectively.

(2)
Net of income tax (benefit) expense of $(1) million and $(12) million for the three-month periods ended September 30, 2016 and 2015, respectively, and $8 million and $(15) million for the nine-month periods ended September 30, 2016 and 2015, respectively.

(3)
Net of income tax expense (benefit) of less than $1 million and $(1) million for the three-month periods ended September 30, 2016 and 2015, respectively, and $3 million and $(6) million for the nine-month periods ended September 30, 2016 and 2015, respectively.

(4)	Net of income tax benefit of $1 million for the three-month period ended September 30, 2016.

(5)	Net of income tax benefit of $2 million for the three and nine-month periods ended September 30, 2015.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	16	—	—	—	—	—	16	—
Treasury stock repurchased	—	—	—	—	—	—	—	11	(247)	—	(247)	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	52	—	—	(1)	51	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	13	—	—	—	13	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	6	—	—	—	6	—
Stock-based compensation	—	—	—	—	28	—	—	—	—	16	44	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(2)	—	(2)	—
Dividends declared	—	—	—	—	—	(172)	—	—	—	—	(172)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	14	14	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Net earnings	—	—	—	—	—	427	—	—	—	32	459	—
Balance, September 30, 2016	284	$—	81	$—	$4,839	$1,629	$2	26	$(595)	$889	$6,764	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$459	$408
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	315	306
Equity in losses of unconsolidated affiliates	6	16
(Gain) loss on sales of investments and other assets, net	(10)	9
Gain on sale of Cascade Timberlands	—	(12)
Impairment of assets	5	10
Stock-based compensation cost	44	44
Changes in assets and liabilities, net of effects from acquisitions:
Net change in pledged cash, pledged investments, and secured trust deposits	—	(1)
Net increase in trade receivables	(43)	(57)
Net increase in prepaid expenses and other assets	(23)	(67)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(33)	(34)
Net increase (decrease) in reserve for title claim losses	19	(16)
Net change in income taxes	6	67
Net cash provided by operating activities	745	673
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	188	712
Proceeds from calls and maturities of investment securities available for sale	340	245
Proceeds from sales of other assets	—	14
Proceeds from the sale of cost method and other investments	36	—
Additions to property and equipment and capitalized software	(230)	(172)
Purchases of investment securities available for sale	(496)	(936)
Net proceeds from (purchases of) short-term investment securities	438	(309)
Purchases of other long-term investments	—	(22)
Contributions to investments in unconsolidated affiliates	(155)	(78)
Distributions from unconsolidated affiliates	75	175
Net other investing activities	2	(9)
Acquisition of Commissions, Inc., net of cash acquired	(229)	—
Acquisition of eLynx Holdings, Inc., net of cash acquired	(115)	—
Acquisition of BPG Holdings, LLC, net of cash acquired	—	(43)
Proceeds from sale of Cascade Timberlands	—	56
Other acquisitions/disposals of businesses, net of cash acquired	(146)	(55)
Net cash used in investing activities	(292)	(422)
Cash flows from financing activities:
Borrowings	100	1,352
Debt service payments	(158)	(1,325)
Additional investment in non-controlling interest	—	(6)
Proceeds from Black Knight IPO	—	475
Dividends paid	(171)	(164)
Subsidiary dividends paid to non-controlling interest shareholders	(6)	(4)
Exercise of stock options	16	19
Equity and debt issuance costs	—	(1)
Distributions by Black Knight to member	—	(17)
Payment of contingent consideration for prior period acquisitions	(4)	—
Payment for withholding taxes on stock-based compensation for shares withheld from participants and in treasury	(2)	—
Purchases of treasury stock	(251)	(374)
Net cash used in financing activities	(476)	(45)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(23)	206
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	672	564
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$649	$770
Supplemental cash flow information:
Income taxes paid, net	$236	$148
Interest paid	$92	$92
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
Through our FNFV group, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. ("Ceridian"), and Digital Insurance, Inc. ("Digital Insurance").
As of September 30, 2016, we had the following reporting segments:
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

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we hold a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking restaurant and food service concepts. This segment also included the results of operations of J. Alexander's, Inc. ("J. Alexander's") through the date it was distributed to FNFV shareholders, September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Recent Developments
On August 23, 2016, FNF Group completed its acquisition of Commissions, Inc. ("CINC"), a leading provider of web-based real estate marketing and customer relationship management software for elite Realtors® and agent teams across North America, for $229 million. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management. See Note B for further discussion.
During the second quarter of 2016 we invested $30 million in CF Corporation (“CF Corp”, NYSE: CFCOU), a blank check company co-founded by William P. Foley, the Chairman of our Board of Directors. Mr. Foley also serves as the Co-Executive Chairman of CF Corp. As of September 30, 2016, our investment in CF Corp has a fair value of $31 million and is included in Equity securities available for sale on the corresponding Condensed Consolidated Balance Sheet.
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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we hold to the total weighted average diluted shares of Black Knight outstanding and multiply such ratio by Black Knight's net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted earnings per share calculation. As the result had no effect for the three or nine-months ended September 30, 2016, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted earnings per share. There are no adjustments to earnings attributable to FNF in our calculation of basic earnings per share. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted earnings per share.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 2 million antidilutive options outstanding during both the three

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

and nine-months ended September 30, 2016. There were no antidilutive options outstanding during the three or nine-month periods ended September 30, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations was issued by FASB in March 2016 to clarify the principal versus agent considerations within ASU 2014-09. ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued by the FASB in April 2016 to clarify how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued by the FASB in May 2016 to clarify certain terms from the aforementioned updates and to add practical expedients for contracts at various stages of completion. We are evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. Upon issuance of ASU 2015-14, the effective date of ASU 2014-09 was deferred to annual and interim periods beginning on or after December 15, 2017.
In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU eliminates the ASU 2010-10 deferral of the ASU 2009-17 VIE consolidation requirements for certain investment companies and similar entities. In addition, the ASU excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940, as amended, or that operate under requirements similar to those in Rule 2a-7 from the GAAP consolidation requirements. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed though a contractual arrangement. The update allows for the application of the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospective application for prior periods. This update is effective for annual and interim periods beginning on or after December 15, 2015. We adopted the update as of March 31, 2016. The update did not have a material effect on our financial position or results of operations. In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which clarified certain aspects of assessing a VIE for consolidation as a decision maker when related party interests exist. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. As we have already adopted ASU 2015-02, the ASU requires that adjustments resulting from adoption, if any, be applied retrospectively to all relevant prior periods presented beginning with the fiscal year in which the amendments in ASU 2015-02 initially were applied. The update will not have a material effect on our financial position or results of operations and no adjustments were made to prior periods.
In May 2015, the FASB issued ASU No. 2015-09 Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this ASU require insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses related to short-duration contracts. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. This update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. This update will not have a significant effect on our ongoing financial reporting as our primary insurance products are not short-duration contracts. Except for certain disclosure requirements, the Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted this ASU as of March 31, 2016. For the three and nine-month periods ended September 30, 2016 we have recorded $3 million and $13 million, respectively, in income tax benefit related to the tax effects associated with the exercise of stock options within Income tax expense on the Condensed Consolidated Statement of Earnings. There was no impact to opening equity for the nine-month period ended September 30, 2016. There was no impact to net earnings for the three or nine-month periods ended September 30, 2015. The Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2015 has been restated to conform with the current period, which resulted in an increase to both cash flows provided by operations and cash flows used in financing activities of $13 million for the period. We did not change our accounting policy

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

for estimating expected forfeitures of stock compensation.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.

Note B — Acquisitions
FNF Group Corporate and Other
On August 23, 2016, FNF Group completed its acquisition of Commissions, Inc. ("CINC"), a leading provider of web-based real estate marketing and customer relationship management software for elite Realtors® and agent teams across North America, for $229 million. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management. CINC's financial position and results of operations from the acquisition date are included in our Core Corporate and Other segment. The acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). Further, the results of operations are not material to our financial statements. Further details on the acquisition are discussed below.
FNF Group paid total consideration, net of cash received, of $229 million in exchange for 95% of the equity interests of CINC. The total consideration paid was as follows (in millions):

Cash paid	$240
Less: Cash Acquired	(11)
Total net consideration paid	$229
The purchase price has been initially allocated to CINC's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to computer software, other intangible assets, accounts payable and accrued liabilities, taxes and goodwill.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Computer software	$25
Other intangible assets	45
Goodwill	181
Total assets acquired	251

Accounts payable and accrued liabilities	8
Deferred tax liability	3
Total liabilities assumed	11

Non-controlling interests	11
Total liabilities and equity assumed	22

Net assets acquired	$229
The gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired in the CINC acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$25	3
Other intangible assets:
Customer relationships	35	10
Trade name	8	10
Non-compete agreements	2	4
Total Other intangible assets	45
Total	$70
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and nine months ended September 30, 2016 and 2015 are presented below. Pro-forma results presented assume the consolidation of CINC occurred as of the beginning of the 2015 period. Amounts reflect our  95% ownership interest in CINC and are adjusted to exclude costs directly attributable to the acquisition of CINC, including transaction costs.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenues	$2,524	$2,400	$7,075	$6,870
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	159	133	432	390
Black Knight
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
The fair value of eLynx’s acquired Computer software and Other intangible assets was determined using a preliminary third-party valuation based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. These estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to computer software, other intangible assets, and goodwill. The fair value of the remaining assets acquired and liabilities assumed approximate their carrying values, and therefore, no fair value adjustments are reflected in these amounts.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade and notes receivable	$4
Property and equipment	1
Computer software	14
Other intangible assets	39
Goodwill	61
Total assets acquired	119

Accounts payable and other accrued liabilities	4
Total liabilities assumed	4

Net assets acquired	$115
The gross carrying value and weighted average estimated useful lives of Computer software, Property and equipment and Other intangible assets acquired in the eLynx acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$14	5
Property and equipment	1	3
Other intangible assets:
Customer relationships	35	10
Trade name	4	10
Total Other intangible assets	39
Total	$54

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$110	$—	$110
State and political subdivisions	—	617	—	617
Corporate debt securities	—	1,571	—	1,571
Mortgage-backed/asset-backed securities	—	63	—	63
Foreign government bonds	—	115	—	115
Preferred stock available for sale	35	286	—	321
Equity securities available for sale	432	—	—	432
Total assets	$467	$2,762	$—	$3,229

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	768	—	768
Corporate debt securities	—	1,495	—	1,495
Mortgage-backed/asset-backed securities	—	71	—	71
Foreign government bonds	—	107	—	107
Preferred stock available for sale	42	247	—	289
Equity securities available for sale	334	11	—	345
Total assets	$376	$2,816	$—	$3,192
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

As of September 30, 2016 and December 31, 2015 we held no assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$110	$109	$1	$—	$110
State and political subdivisions	617	601	16	—	617
Corporate debt securities	1,571	1,550	31	(10)	1,571
Mortgage-backed/asset-backed securities	63	60	3	—	63
Foreign government bonds	115	118	1	(4)	115
Preferred stock available for sale	321	312	10	(1)	321
Equity securities available for sale	432	323	115	(6)	432
Total	$3,229	$3,073	$177	$(21)	$3,229

	December 31, 2015
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$115	$2	$—	$117
State and political subdivisions	768	748	20	—	768
Corporate debt securities	1,495	1,509	14	(28)	1,495
Mortgage-backed/asset-backed securities	71	68	3	—	71
Foreign government bonds	107	120	—	(13)	107
Preferred stock available for sale	289	290	5	(6)	289
Equity securities available for sale	345	276	81	(12)	345
Total	$3,192	$3,126	$125	$(59)	$3,192
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2016:

	September 30, 2016
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$489	20%	$490	20%
After one year through five years	1,706	70	1,733	70
After five years through ten years	161	7	167	7
After ten years	22	1	23	1
Mortgage-backed/asset-backed securities	60	2	63	2
Total	$2,438	100%	$2,476	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015, were as follows (in millions):

September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$172	$(1)	$20	$(9)	$192	$(10)
Foreign government bonds	47	(1)	20	(3)	67	(4)
Preferred stock available for sale	—	—	47	(1)	47	(1)
Equity securities available for sale	65	(5)	17	(1)	82	(6)
Total temporarily impaired securities	$284	$(7)	$104	$(14)	$388	$(21)

December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	747	(24)	20	(4)	767	(28)
Foreign government bonds	106	(13)	—	—	106	(13)
Preferred stock available for sale	140	(4)	24	(2)	164	(6)
Equity securities available for sale	92	(12)	—	—	92	(12)
Total temporarily impaired securities	$1,085	$(53)	$44	$(6)	$1,129	$(59)
We recorded $5 million in impairment charges relating to investments during the nine-month period ended September 30, 2016. The impairment charges related to a fixed maturity security and an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely. We recorded $2 million in impairment charges relating to investments during the three-month period ended September 30, 2016 related to the aforementioned fixed maturity security. We recorded $9 million in impairment charges on fixed maturity securities during the three and nine-month periods ended September 30, 2015 relating to investments that were determined to be other-than-temporarily impaired. The impairment charges were for fixed maturity securities that we determined the credit risk of the holdings was high and the ability of the issuer to pay the full amount of the principal was unlikely. As of September 30, 2016 we held $1 million in fixed maturity securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2015, we held $2 million in fixed maturity and equity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ended September 30, 2016 and 2015, respectively:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$—	$(2)	$(2)	$156	$3	$(4)	$(1)	$505
Preferred stock available for sale	—	—	—	—	1	—	1	9
Equity securities available for sale	—	—	—	—	—	(1)	(1)	1
Investments in unconsolidated affiliates			—	—			(3)	—
Other long-term investments			—	—			15	36
Other assets			(2)	—			(6)	—
Total			$(4)	$156			$5	$551

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$9	$(12)	$(3)	$375	$13		$(15)	$(2)	$899
Preferred stock available for sale	—	—	—	5	—	—	—	—	43
Equity securities available for sale	9	(6)	3	20	10	—	(8)	2	26
Other long-term investments			—	—				—	14
Debt extinguishment costs			—	—				(9)	—
Other assets			(10)	—				(10)	—
Total			$(10)	$400				$(19)	$982
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2016 and December 31, 2015, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	September 30, 2016	December 31, 2015
Ceridian	33%	$423	$358
Other	Various	197	163
Total		$620	$521
In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $23 million as of September 30, 2016 and December 31, 2015, respectively. We did not purchase or dispose of any Ceridian bonds in the nine-month period ended September 30, 2016.
During the three-month periods ended September 30, 2016 and 2015, we recorded $10 million and $21 million, in equity in losses of Ceridian, respectively, and $3 million and $2 million in equity in earnings of other unconsolidated affiliates, respectively. During the nine-month periods ended September 30, 2016 and 2015, we recorded $15 million and $21 million, in equity in losses of Ceridian, respectively, and $9 million and $5 million in equity in earnings of other unconsolidated affiliates, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings, respectively, is presented below.

	September 30, 2016	December 31, 2015
	(In millions)
Total current assets before customer funds	$441	$489
Customer funds	3,434	4,333
Goodwill and other intangible assets, net	2,307	2,272
Other assets	90	92
Total assets	$6,272	$7,186
Current liabilities before customer obligations	$178	$267
Customer obligations	3,404	4,312
Long-term obligations, less current portion	1,141	1,143
Other long-term liabilities	285	322
Total liabilities	5,008	6,044
Equity	1,264	1,142
Total liabilities and equity	$6,272	$7,186

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(In millions)		(In millions)
Total revenues	$170	$166	$515	$509
Loss before income taxes	(31)	(38)	(71)	(47)
Net loss	(35)	(70)	(59)	(77)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	291	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800, due July 2018 with interest payable monthly at LIBOR + 1.45%	(4)	(5)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	401	402
Black Knight Term A Facility, due May 2020 with interest currently payable monthly at LIBOR + 2.00% (2.56% at September 30, 2016)	743	771
Black Knight Term B Facility, due May 2022 with interest currently payable quarterly at LIBOR + 3.00% (3.75% at September 30, 2016)	342	343
Black Knight Revolving Credit Facility, unused portion of $350, due May 2020 with interest currently payable monthly at LIBOR + 2.00% (2.56% at September 30, 2016)	46	95
ABRH Term Loan, interest payable monthly at LIBOR + 2.50% (3.02% at September 30, 2016), due August 2019	94	100
Digital Insurance Revolving Credit Facility, unused portion of $48, due March 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.70% at September 30, 2016)	110	99
ABRH Revolving Credit Facility, unused portion of $76, due August 2019 with interest payable monthly at Base Rate + 1.50% (5.00% at September 30, 2016)	8	—
Other	26	3
	$2,754	$2,793
At September 30, 2016, the estimated fair value of our long-term debt was approximately $3,163 million, which was $386 million higher than its carrying value, excluding $23 million of net unamortized debt issuance costs and premium/discount. The carrying values of our ABRH term loan, ABRH revolving credit facility and Digital Insurance revolving credit facility approximate the fair values at September 30, 2016 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,775 million as of September 30, 2016. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2016 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and revolving facilities approximate fair value at September 30, 2016. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The material terms of the BKIS Credit Agreement are set forth in our Annual Report for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report. As of September 30, 2016 BKIS had aggregate outstanding debt of $1,131 million under the BKIS Credit Agreement, net of debt issuance costs. We hold $49 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, Digital Insurance, entered into a senior secured credit facility (the “Digital Insurance Facility”) with Bank of America, N.A. (“Bank of America”) as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and the other financial institutions party thereto. The material terms of the Digital Insurance Facility are set forth in our Annual Report for the year ended December 31, 2015. On March 10, 2016, the Digital Insurance Facility was amended to increase the borrowing capacity from $120 million to $160 million and to add Fifth Third Bank as an additional lender. As of September 30, 2016, Digital Insurance had outstanding debt of $110 million under the Digital Insurance Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and have not been amended since the filing of such Annual Report, except to clarify that a commitment fee is also due thereunder, at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. As of September 30, 2016, ABRH had $94 million outstanding for the ABRH Term Loan, had $8 million outstanding under the ABRH Revolver, had $16 million of outstanding letters of credit and had $76 million of remaining borrowing capacity under the ABRH Credit Facility.
On January 2, 2014, as a result of our acquisition of Lender Processing Services ("LPS"), FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due in 2023, initially issued by BKIS on October 12, 2012 (the "Black Knight Senior Notes"). The material terms of the Black Knight Senior Notes are set forth in our Annual Report for the year ended December 31, 2015. On January 16, 2014, we issued an offer to purchase the Black Knight Senior Notes pursuant to the change of control provisions at a purchase price of 101% of the principal amount plus accrued interest to the purchase date.  The offer expired on February 18, 2014.  As a result of the offer, bondholders tendered $5 million in principal of the Black Knight Senior Notes, which were subsequently purchased by us on February 24, 2014. On May 29, 2015, Black Knight completed a redemption of $205 million in aggregate principal of its Black Knight Senior Notes at a price of 105.75% under the note feature allowing redemption using proceeds from an equity offering.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2015. As of September 30, 2016, there was no outstanding balance under the Revolving Credit Facility and $4 million in unamortized debt issuance costs.
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

Gross principal maturities of notes payable at September 30, 2016 are as follows (in millions):
2016 (remaining)	$25
2017	372
2018	395
2019	187
2020	666
Thereafter	1,132
$2,777

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
Our Restaurant Group companies are a defendant from time to time in various legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the restaurants; individual and purported class or collective action claims alleging violation of federal and state employment, franchise and other laws; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. Our Restaurant Group companies are also subject to compliance with extensive government laws and regulations related to employment practices and policies and the manufacture, preparation, and sale of food and alcohol. We may also become subject to lawsuits and other proceedings, as well as card network fines and penalties, arising out of the actual or alleged theft of our customers' credit or debit card information.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $64 million as of September 30, 2016 and $75 million as of December 31, 2015. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
The document execution review by the independent third party has been on indefinite hold since June 30, 2013 while the banking agencies consider what, if any, additional review work they would like the independent third party to undertake. Accordingly, the document execution review has taken and will continue to take longer to complete than the Company originally anticipated. In addition, the LPS default operations that were subject to the Order were contributed to ServiceLink in connection with FNF's acquisition of LPS in January 2014. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services LPS provided, ServiceLink (as a result of the contribution of the underlying LPS business) has agreed to implement an appropriate plan to address the issues. The Order contains various deadlines to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. ServiceLink will continue to make periodic reports to the banking agencies on the progress with respect to each of the undertakings in the Order. Although the Order does not include any fine or other monetary penalty, the banking agencies reserved their right to impose civil monetary penalties at any time. Based on discussions with the banking agencies and actions taken by the banking agencies with respect to other companies, the Company believes the likelihood that the banking agencies will assess a civil monetary penalty is both probable and reasonably estimable, and ServiceLink Holdings, LLC has included an estimate of such loss in its accrual for loss contingencies. The banking agencies notified ServiceLink in December 2015 that they wish to discuss terminating the Order through a possible agreed upon civil monetary penalty amount in lieu of requiring any additional document execution review by the independent third party. At this time, the parties have not agreed on a possible civil monetary penalty amount; however, in the quarter ended September 30, 2016, ServiceLink has adjusted the amount accrued in loss contingencies from $55 million to $60 million based on the ongoing discussions. The parties have entered into a tolling agreement to allow the parties to engage in these discussions. This matter is subject to a Cross-Indemnity Agreement dated December 22, 2014, between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. We filed an answer to this suit on March 3, 2014. Merion’s expert opined that the consideration should have been $50.46 per share, which was approximately 36 percent higher than the final consideration of $37.14, and therefore, they are owed an additional $76 million plus statutory interest, which is approximately $13 million as of September 30, 2016. The Company’s position is that the merger consideration paid was fair value, and no additional consideration is owed. A bench trial was held in May 2016, and post-trial arguments were heard on September 21, 2016. We will continue to vigorously defend against the appraisal proceedings, and we do not believe the result will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2016 (remaining)	$52
2017	197
2018	165
2019	133
2020	100
Thereafter	265
Total future minimum operating lease payments	$912

Note G — Dividends
On November 2, 2016, our Board of Directors declared cash dividends of $0.25 per share, payable on December 30, 2016, to FNF Group common shareholders of record as of December 16, 2016.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. Prior period segment information has been restated to conform to the current segment presentation.
During the fourth quarter of 2015, we determined that Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California in which we acquired a controlling stake in December 2014, better aligned with the businesses within our FNF Group Corporate and Other segment. Accordingly, Total assets of $42 million and Goodwill of $36 million as of September 30, 2015; Other revenues of $57 million, Depreciation and amortization of less than $1 million and Earnings from continuing operations of $3 million for the three months ended September 30, 2015; and Other revenues of $137 million, Depreciation and amortization of $2 million, and Earnings from continuing operations of $4 million for the nine months ended September 30, 2015, which were previously included in the Title segment are now included in the FNF Group Corporate and Other segment in the below tables.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the three months ended September 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,269	$—	$—	$1,269	$—	$—	$—	$1,269
Other revenues	569	267	68	904	—	46	46	950
Restaurant revenues	—	—	—	—	273	—	273	273
Revenues from external customers	1,838	267	68	2,173	273	46	319	2,492
Interest and investment income, including realized gains and losses	27	—	(2)	25	(1)	1	—	25
Total revenues	1,865	267	66	2,198	272	47	319	2,517
Depreciation and amortization	38	57	3	98	11	4	15	113
Interest expense	—	16	15	31	2	2	4	35
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	263	38	(26)	275	(4)	—	(4)	271
Income tax expense (benefit)	100	12	(10)	102	—	(7)	(7)	95
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	163	26	(16)	173	(4)	7	3	176
Equity in earnings (losses) of unconsolidated affiliates	3	—	1	4	—	(11)	(11)	(7)
Earnings (loss) from continuing operations	$166	$26	$(15)	$177	$(4)	$(4)	$(8)	$169
Assets	$8,812	$3,712	$477	$13,001	$482	$903	$1,385	$14,386
Goodwill	2,324	2,304	223	4,851	101	95	196	5,047
As of and for the three months ended September 30, 2015:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$1,171	$—	$—	$1,171	$—	$—	$—	$1,171
Other revenues	537	234	52	823	—	29	29	852
Restaurant revenues	—	—	—	—	349	—	349	349
Revenues from external customers	1,708	234	52	1,994	349	29	378	2,372
Interest and investment income, including realized gains and losses	30	—	(1)	29	(11)	2	(9)	20
Total revenues	1,738	234	51	2,023	338	31	369	2,392
Depreciation and amortization	36	48	1	85	12	5	17	102
Interest expense	—	16	15	31	2	1	3	34
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	239	39	(24)	254	(13)	(3)	(16)	238
Income tax expense (benefit)	87	17	(9)	95	—	(14)	(14)	81
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	152	22	(15)	159	(13)	11	(2)	157
Equity in earnings (loss) of unconsolidated affiliates	2	—	—	2	—	(21)	(21)	(19)
Earnings (loss) from continuing operations	$154	$22	$(15)	$161	$(13)	$(10)	$(23)	$138
Assets	$8,517	$3,682	$350	$12,549	$501	$986	$1,487	$14,036
Goodwill	2,280	2,224	39	4,543	103	85	188	4,731

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$3,452	$—	$—	$3,452	$—	$—	$—	$3,452
Other revenues	1,587	765	160	2,512	—	124	124	2,636
Restaurant revenues	—	—	—	—	858	—	858	858
Revenues from external customers	5,039	765	160	5,964	858	124	982	6,946
Interest and investment income, including realized gains and losses	95	—	(8)	87	(4)	18	14	101
Total revenues	5,134	765	152	6,051	854	142	996	7,047
Depreciation and amortization	109	154	7	270	31	14	45	315
Interest expense	—	48	46	94	4	4	8	102
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	665	120	(91)	694	2	14	16	710
Income tax expense (benefit)	251	40	(41)	250	—	(5)	(5)	245
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	414	80	(50)	444	2	19	21	465
Equity in earnings (losses) of unconsolidated affiliates	9	—	1	10	—	(16)	(16)	(6)
Earnings (loss) from continuing operations	$423	$80	$(49)	$454	$2	$3	$5	$459
Assets	$8,812	$3,712	$477	$13,001	$482	$903	$1,385	$14,386
Goodwill	2,324	2,304	223	4,851	101	95	196	5,047
As of and for the nine months ended September 30, 2015:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$3,173	$—	$—	$3,173	$—	$—	$—	$3,173
Other revenues	1,522	693	130	2,345	—	172	172	2,517
Restaurant revenues	—	—	—	—	1,084	—	1,084	1,084
Revenues from external customers	4,695	693	130	5,518	1,084	172	1,256	6,774
Interest and investment income, including realized gains and losses	92	(5)	(4)	83	(11)	2	(9)	74
Total revenues	4,787	688	126	5,601	1,073	174	1,247	6,848
Depreciation and amortization	108	143	4	255	38	13	51	306
Interest expense	—	35	56	91	5	1	6	97
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	620	102	(86)	636	4	3	7	643
Income tax expense (benefit)	226	17	(6)	237	—	(18)	(18)	219
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	394	85	(80)	399	4	21	25	424
Equity in earnings of unconsolidated affiliates	4	—	—	4	—	(20)	(20)	(16)
Earnings (loss) from continuing operations	$398	$85	$(80)	$403	$4	$1	$5	$408
Assets	$8,517	$3,682	$350	$12,549	$501	$986	$1,487	$14,036
Goodwill	2,280	2,224	39	4,543	103	85	188	4,731

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
FNFV
Restaurant Group
This segment consists of the operations of ABRH, in which we hold a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking restaurant and food service concepts. This segment also included the results of operations of J. Alexander's, Inc. ("J. Alexander's") through the date which it was distributed to FNFV shareholders, September 28, 2015, and the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.
FNFV Corporate and Other
This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including Digital Insurance, in which we own 96%, and other smaller operations which are not title-related.

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Nine months ended September 30,
	2016	2015
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$13	$(11)
Change in purchases of investments available for sale payable in period	3	21
Additions to IT hardware financed through a lease	(10)	—

Financing activities:
Change in treasury stock purchases payable in period	$(4)	$7
Change in dividends payable in period	1	—
Borrowings to finance IT hardware additions	10	—

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J.	Goodwill
Goodwill consists of the following:

	Title	Black Knight	FNF Core Corporate and Other	Restaurant Group	FNFV Corporate and Other	Total
	(In millions)
Balance, December 31, 2015	$2,303	$2,224	$45	$103	$85	$4,760
Goodwill acquired during the year (1)	27	80	181	—	10	298
Adjustments to prior year acquisitions	(6)	—	(4)	—	—	(10)
Sale of Max & Erma's	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	1	—	—	1
Balance, September 30, 2016	$2,324	$2,304	$223	$101	$95	$5,047
_____________________________________
(1) See Note B for further discussion of goodwill acquired in the current year.

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
From December 2008 through September 2016, the Federal Reserve held the federal funds rate at historically low levels of 0.0%-0.50%. As a result of the low federal funds rate, mortgage interest rates were at historically low levels over the same period. Through 2015 and the nine-months ended September 30, 2016, mortgage interest rates fluctuated between 3.25% and 4.25% and have dropped to the lower end of such range in the current period.
As of October 25, 2016 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2015 - 2018 in their "Mortgage Finance Forecast" (in trillions):

	2018	2017	2016	2015
Purchase transactions	$1.2	$1.1	$1.0	$0.9
Refinance transactions	0.4	0.5	0.9	0.8
Total U.S. mortgage originations forecast	$1.6	$1.6	$1.9	$1.7
The extended period of low interest rates described above resulted in a greater proportion of refinance transactions to overall mortgage originations compared to historical norms. In 2015, the ratio of refinances to total originations increased to nearly 50% as the anticipation of increased mortgage rates resulting from projected increases in the target federal funds rate weighed on the market. The MBA predicts the ratio of refinance transactions will remain high through 2016 and subsequently decrease through 2018 as it returns to historical norms. The MBA also predicts overall mortgage originations in 2017 through 2018 will decrease compared to the 2015 and 2016 periods due to a decrease in refinance transactions. We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions and negative effects of projected decreases in overall originations will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.

Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015 we experienced continual year-over-year increases in the fee per file of commercial transactions. Through the nine months ended September 30, 2016, we experienced a slight decrease in the fee per file of commercial transactions as compared to the corresponding period in 2015. The volume of our commercial real estate transactions has also decreased slightly, but remained strong through the current period.
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
On November 20, 2013, the CFPB issued additional rules regarding mortgage forms and other mortgage related disclosures with the intent to provide "easier-to-use" mortgage disclosure forms for consumers. The additional disclosure rules require participants in the mortgage market, including us, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications. The additional disclosures are effective for mortgage loan applications made on or after October 3, 2015. The main provisions of the additional disclosures include amending Regulation Z (the Truth in Lending Act) and Regulation X (Real Estate Settlement Procedures Act) (collectively, the “TILA-RESPA Integrated Disclosure" or "TRID”) to consolidate existing loan disclosures under TILA and RESPA for closed-end credit transactions secured by real property. TRID requires (i) timely delivery of a loan estimate upon receipt of a consumer’s application and (ii) timely delivery of a closing disclosure prior to consummation. TRID also imposes certain restrictions, including the prohibition of imposing fees prior to provision of an estimate and the prohibition of providing estimates prior to a consumer’s submission of verifying documents. We do not believe the changes will have a significant effect on long-term mortgage volumes and do not believe this had a material impact on our results from operations for the nine months ended September 30, 2016.
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
Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and into 2016, we saw seasonality trends return closer to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory. The trend has continued through the nine months ended September 30, 2016.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$556	$524	1,518	1,488
Agency title insurance premiums	713	647	1,934	1,685
Escrow, title-related and other fees	950	852	2,636	2,517
Restaurant revenue	273	349	858	1,084
Interest and investment income	29	30	96	93
Realized gains and losses, net	(4)	(10)	5	(19)
Total revenues	2,517	2,392	7,047	6,848
Expenses:
Personnel costs	732	680	2,091	1,993
Agent commissions	545	495	1,473	1,279
Other operating expenses	514	476	1,439	1,424
Cost of restaurant revenue	237	302	727	921
Depreciation and amortization	113	102	315	306
Provision for title claim losses	70	65	190	185
Interest expense	35	34	102	97
Total expenses	2,246	2,154	6,337	6,205
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	271	238	710	643
Income tax expense	95	81	245	219
Equity in losses of unconsolidated affiliates	(7)	(19)	(6)	(16)
Net earnings from continuing operations	$169	$138	$459	$408
 Revenues.
Total revenues increased by $125 million in the three months ended September 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $175 million increase at FNF Group and a $50 million decrease at FNFV. Total revenues increased by $199 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $450 million increase at FNF Group and a $251 million decrease at FNFV.
Net earnings from continuing operations increased by $31 million in the three months ended September 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $16 million increase at FNF Group and $15 million increase at FNFV. Net earnings from continuing operations increased by $51 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015. The increase consisted of a $51 million increase at FNF Group and no change at FNFV.
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
Income tax expense was $95 million and $81 million in the three-month periods ended September 30, 2016 and 2015, respectively, and $245 million and $219 million in the nine-month periods ended September 30, 2016 and 2015, respectively. Income tax expense as a percentage of earnings before income taxes was 35% and 34% for the three-month periods ended September 30, 2016 and 2015, respectively, and 35% and 34% for the nine-month periods ended September 30, 2016 and 2015, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in losses of unconsolidated affiliates was $7 million and $19 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $6 million and $16 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The equity in losses in 2016 and 2015 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Direct title insurance premiums	$556	$524	$1,518	$1,488
Agency title insurance premiums	713	647	1,934	1,685
Escrow, title-related and other fees	569	537	1,587	1,522
Interest and investment income	29	30	94	92
Realized gains and losses, net	(2)	—	1	—
Total revenues	1,865	1,738	5,134	4,787
Expenses:
Personnel costs	570	539	1,633	1,559
Agent commissions	545	495	1,473	1,279
Other operating expenses	379	364	1,064	1,036
Depreciation and amortization	38	36	109	108
Provision for title claim losses	70	65	190	185
Total expenses	1,602	1,499	4,469	4,167
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$263	$239	$665	$620
Orders opened by direct title operations (in thousands)	616	514	1,708	1,651
Orders closed by direct title operations (in thousands)	433	378	1,156	1,132
Fee per file	$2,015	$2,133	$2,055	$2,003
Total revenues for the Title segment increased by $127 million, or 7%, in the three months ended September 30, 2016 and increased by $347 million, or 7%, in the nine months ended September 30, 2016 from the corresponding periods in 2015.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2016	Total	2015	Total	2016	Total	2015	Total
	(Dollars in millions)
Title premiums from direct operations	$556	44%	$524	45%	$1,518	44%	$1,488	47%
Title premiums from agency operations	713	56	647	55	1,934	56	1,685	53
Total title premiums	$1,269	100%	$1,171	100%	$3,452	100%	$3,173	100%
Title premiums increased by 8% in the three months ended September 30, 2016 as compared to the corresponding period in 2015. The increase is comprised of an increase in Title premiums from direct operations of $32 million, or 6%, and an increase in Title premiums from agency operations of $66 million, or 10%, in the three months ended September 30, 2016. Title premiums increased by 9% in the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The increase comprised of an increase in Title premiums from direct operations of $30 million, or 2%, and an increase in Title premiums from agency operations of $249 million, or 15%, in the nine months ended September 30, 2016.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Opened title insurance orders from purchase transactions (1)	49.5%	58.2%	53.7%	53.7%
Opened title insurance orders from refinance transactions (1)	50.5	41.8	46.3	46.3
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	54.0%	59.5%	55.5%	53.5%
Closed title insurance orders from refinance transactions (1)	46.0	40.5	44.5	46.5
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. The increase in the three-month period is primarily due to an increase in closed order volume offset by an unfavorable change in the mix of closed orders from purchase and refinance transactions. The increase in the nine-month period is primarily due to an increase in closed order volume and a favorable change in mix of closed orders from purchase and refinance transactions. We experienced favorable increases in closed title insurance order volumes from both purchase and refinance transactions in the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. Closed order volumes were 433,000 and 1,156,000 in the three and nine months ended September 30, 2016, respectively compared with 378,000 and 1,132,000 in the three and nine months ended September 30, 2015, respectively. This represented an overall increase of 15% and 2%, respectively. Open title orders increased similarly over the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. The increase in the three-month period reflected an increase in purchase and refinance transactions.The average fee per file in our direct operations was $2,015 and $2,055 in the three and nine months ended September 30, 2016, respectively, compared to $2,133 and $2,003 in the three and nine months ended September 30, 2015. The decrease in average fee per file in the three-month period reflects the unfavorable change in mix of closed orders from purchase and refinance transactions and the increase in the nine-month period reflects a favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums due to strength in agency driven real estate markets and an increase in the number of independent agents with which we transacted business period over period.
Escrow, title-related and other fees increased by $32 million, or 6%, in the three months ended September 30, 2016, and increased by $65 million, or 4%, in the nine months ended September 30, 2016 from the corresponding periods in 2015. Escrow fees, which are more closely related to our direct operations, increased by $33 million, or 17%, in the three months ended September 30, 2016 and increased $61 million, or 12%, in the nine months ended September 30, 2016 compared to the corresponding periods in 2015. The increase is representative of the favorable increase in closed title insurance orders from purchase transactions previously discussed. Other fees in the Title segment, excluding escrow fees, decreased by $1 million, or less than 1%, in the three months ended September 30, 2016, and increased $4 million, or less than 1%, in the nine months ended September 30, 2016 from the corresponding periods in 2015.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased by $1 million in the three months ended September 30, 2016 and increased by $2 million in the nine months ended September 30, 2016 compared to the corresponding periods in 2015.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $31 million, or 6% increase in the three-month period ended September 30, 2016, and a $74 million, or 5%, increase in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase in the 2016 period is primarily due to higher commissions and bonuses associated with higher closed order counts. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51% and 53% for the three and nine-month periods ended September 30, 2016 and 51% and 52% for the three and nine-month periods ended September 30, 2015, respectively. Average employee count in the Title segment was

22,490 and 21,444 in the three-month periods ended September 30, 2016 and 2015, respectively, and 21,714 and 20,696 in the nine-month periods ended September 30, 2016 and 2015, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased by $15 million, or 4% in the three months ended September 30, 2016 and increased $28 million, or 3%, in the nine months ended September 30, 2016 from the corresponding periods in 2015. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses have remained consistent across all periods.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	%	2015	%	2016	%	2015	%
	(Dollars in millions)
Agent premiums	713	100%	647	100%	$1,934	100%	$1,685	100%
Agent commissions	545	76%	495	77%	1,473	76%	1,279	76%
Net retained agent premiums	$168	24%	$152	23%	$461	24%	$406	24%
Depreciation and amortization increased by $2 million in the three months ended September 30, 2016 and increased $1 million in the nine months ended September 30, 2016 compared to the corresponding periods in 2015.
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
The claim loss provision for title insurance was $70 million and $65 million for the three-month periods ended September 30, 2016 and 2015, respectively, and reflects an average provision rate of 5.5% of title premiums. The claim loss provision for title insurance was $190 million and $185 million for the nine-month periods ended September 30, 2016 and 2015, respectively, and reflects an average provision rate of 5.5% and 5.8% of title premiums in the 2016 and 2015 periods, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Black Knight
The following table presents the results from operations of our Black Knight segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Escrow, title-related and other fees	267	234	765	693
Realized gains and losses, net	—	—	—	(5)
Total revenues	267	234	765	688
Expenses:
Personnel costs	103	90	294	289
Other operating expenses	53	41	149	119
Depreciation and amortization	57	48	154	143
Interest expense	16	16	48	35
Total expenses	229	195	645	586
Earnings from continuing operations before income taxes	$38	$39	$120	$102
Total revenues for our Black Knight segment increased $33 million, or 14%, in the three-month period ended September 30, 2016 and increased $77 million, or 11%, in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase in the three and nine-month periods was primarily driven by higher average loan volumes on its' mortgage servicing platform, price increases and new client wins related to its servicing technology as well as the implementation of new clients, higher transaction volumes, and the acquisition of eLynx in its origination technology segment. The revenue increase in the three-month period was also driven by acquisitions, new client wins, and higher transaction volumes in its data and analytics business.
Personnel costs increased by $13 million, or 14%, in the three-month period ended September 30, 2016 and increased by $5 million, or 2%, in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase in the three and nine-month periods was primarily driven by the acquisition of eLynx and by higher compensation and employee-related costs as they expanded certain corporate functions in 2016 to support continued growth. The increase in the nine-month period was offset by lower personnel costs in its servicing technology business.
Other operating expenses increased by $12 million, or 29%, in the three-month period ended September 30, 2016 and increased by $30 million, or 25%, in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase in the three-month period was primarily driven by expenses attributable to eLynx and other acquisitions as well as lower capitalized software development costs in its data and analytics business. The increase in the nine-month period was primarily driven by the addition of eLynx and other acquisitions, lower capitalized software development and deferred implementation costs, and public company costs.
Depreciation and amortization increased by $9 million, or 19%, in the three-month period ended September 30, 2016 and increased by $11 million, or 8%, in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase was primarily driven by increased amortization of deferred contract costs relating to client implementations, including accelerated amortization of $3 million related to certain deferred implementation costs, and amortization from new software development. The increase in the nine-month period was offset by lower amortization of customer relationship assets.
Interest expense remained flat in the three-month period and increased by $13 million, or 37%, in the nine-month period ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in the nine-month period is attributable to new third party debt issued in connection with Black Knight's initial public offering in May 2015, offset slightly by decreased interest on its outstanding public debt resulting from paydowns of principal in May 2015.
Earnings from continuing operations before income taxes decreased by $1 million in the three-month period ended September 30, 2016 and increased by $18 million in the nine-month period ended September 30, 2016 compared to the corresponding periods in 2015. The increase is primarily attributable to the increased revenue, offset by increased personnel costs, other operating expenses, depreciation and amortization, and interest expense, discussed above.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.

The FNF Group Corporate and Other segment generated revenues of $66 million and $51 million for the three months ended September 30, 2016 and 2015, respectively, and $152 million and $126 million for the nine months ended September 30, 2016 and 2015, respectively. The revenue in all periods represents revenue generated by our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of revenues between our Black Knight segment and our Title segment. The increase of $15 million, or 29%, in the three-month period and the increase of $26 million, or 21%, in the nine-month period are primarily attributable to the acquisition of CINC and to revenue growth and acquisitions by Pacific Union, a luxury real estate broker based in California in which we have a 66% ownership interest.
Other operating expenses in the FNF Group Corporate and Other segment were $57 million and $47 million for the three months ended September 30, 2016 and 2015, respectively, and $146 million and $122 million for the nine months ended September 30, 2016 and 2015, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment. The increase of $10 million, or 21%, and the increase of $24 million, or 20%, in the nine months ended September 30, 2016 are primarily attributable to the acquisition of CINC and growth of Pacific Union.
Interest expense was $15 million for both the three months ended September 30, 2016 and 2015 and $46 million and $56 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the nine-month period is attributable to the repayment of the $1.1 billion FNF term loan in late May 2015.
This segment generated pretax losses of $26 million and $24 million for the three months ended September 30, 2016 and 2015, respectively, and $91 million and $86 million, for the nine months ended September 30, 2016 and 2015, respectively. The increased loss in the nine-month period was primarily attributable to realized losses related to investment impairments, increased personnel costs associated with acquisitions, and the increased operating expenses, offset by the increase in revenue and decrease in interest expense discussed above.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues:
Total restaurant revenue	$273	$349	$858	$1,084
Realized gains and losses, net	(1)	(11)	(4)	(11)
Total revenues	272	338	854	1,073
Expenses:
Personnel costs	13	17	40	50
Cost of restaurant revenue	237	302	727	921
Other operating expenses	13	18	50	55
Depreciation and amortization	11	12	31	38
Interest expense	2	2	4	5
Total expenses	276	351	852	1,069
(Loss) earnings from continuing operations before income taxes	$(4)	$(13)	$2	$4
Total revenues for the Restaurant group segment decreased $66 million, or 20%, in the three months ended September 30, 2016 and decreased $219 million, or 20%, in the nine months ended September 30, 2016, from the corresponding periods in 2015. The decrease is primarily attributable to the spin-off of J. Alexander's in September 2015 and the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue decreased by $65 million, or 22%, in the three months ended September 30, 2016 and decreased $194 million, or 21% in the nine months ended September 30, 2016, from the corresponding periods in 2015. The change is consistent with the change in revenue.
(Loss) earnings from continuing operations before income taxes increased by $9 million, or 69%, in the three months ended September 30, 2016, and decreased by $2 million, or 50%, in the nine months ended September 30, 2016 from the corresponding periods in 2015. The increase in the three-month period is primarily attributable to realized losses in the 2015 period related to the sale of Max & Erma's concept which did not recur in the 2016 period. The decrease in the nine-month period is primarily attributable to the results of J. Alexander's which are not included in the 2016 periods, offset by the aforementioned realized losses in the 2015 period.
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
The FNFV Corporate and Other segment generated revenues of $47 million and $31 million for the three months ended September 30, 2016 and 2015, respectively, and $142 million and $174 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $16 million, or 52%, in the three-month period is primarily attributable to increased revenue resulting from acquisitions and growth at Digital Insurance and to revenue associated with smaller FNFV acquisitions in the current year. The decrease of $32 million, or 18%, in the nine-month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015, offset by increased revenue resulting from acquisitions and growth at Digital Insurance and $15 million of realized gains associated with the sale of Stillwater Insurance Group, our specialty insurance business, in the second quarter of 2016.
Other operating expenses were $12 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and $30 million and $92 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $6 million in the three-month period is primarily attributable to acquisitions and growth at Digital Insurance and to expense associated with smaller FNFV acquisitions in the current year. The decrease of $62 million in the nine-month period is primarily attributable to the sale of Cascade Timberlands in the first quarter of 2015.
Personnel costs were $29 million and $22 million for the three months ended September 30, 2016 and 2015, respectively and $80 million and $65 million for the nine months ended September 30, 2016 and 2015, respectively. The change in both periods is primarily attributable to acquisitions and growth at Digital Insurance and to costs with associated smaller FNFV acquisitions in the current year.
This segment generated pretax earnings (losses) of $0 million and $(3) million for the three months ended September 30, 2016 and 2015, respectively and $14 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.21 per share for the third quarter of 2016, or approximately $57 million to our FNF Group common shareholders. On November 2, 2016, our Board of Directors declared cash dividends of $0.25 per share, payable on December 30, 2016, to FNF Group common shareholders of record as of December 16, 2016. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2015, $2,049 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. As of September 30, 2016, our title subsidiaries have no remaining capacity to make ordinary distributions in 2016. However, we anticipate that our title insurance subsidiaries will pay or make extraordinary dividends in the remainder of 2016 of approximately $114 million by obtaining prior approval from the relevant departments of insurance. Our underwritten title companies and non-insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by operations for the nine months ended September 30, 2016 and 2015 totaled $745 million and $673 million, respectively. The increase of $72 million is primarily attributable to increased net earnings and a reduction in claims paid offset by increased payments for taxes in the 2016 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $240 million and $172 million for the nine-month periods ended September 30, 2016 and 2015, respectively, with the increase primarily related to the purchase of our corporate headquarters in April 2016.
Financing. For a description of our financing arrangements see Note E included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates and the implementation and subsequent expiration of government programs designed to stimulate the real estate market. In 2015 and into 2016, we saw seasonality trends return closer to historical patterns. During 2015, we experienced a moderate increase in existing home sales and a decline in total housing inventory. The trend has continued through the nine months ended September 30, 2016.
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
Capital Stock Transactions. On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we could repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions through February 28, 2019. We repurchased 5,431,518 shares under these programs during the nine months ended September 30, 2016 for $76 million, or an average of $10.88 per share. Subsequent to September 30, 2016 through market close on October 31, 2016, we purchased 30,000 additional shares for less than $1 million, or an average of $12.55 per share. Since the original commencement of the program effective March 1, 2016 through market close on October 31, 2016, we have repurchased a total of 3,765,000 shares for $43 million, or an average of $11.35 per share, and there are 11,235,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 5,464,000 shares of FNF Group common stock during the nine months ended September 30, 2016 for $188 million, or an average of $34.32 per share. Subsequent to September 30, 2016 through market close on October 31, 2016, we purchased 75,000 additional shares for $3 million, or an average of $36.78 per share. Since the original commencement of this program through market close on October 31, 2016, we have repurchased a total of 10,114,000 shares of FNF Group common stock for $356 million, or an average of $35.20 per share, and there are 14,886,000 shares available to be repurchased under the program.
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
Off-Balance Sheet Arrangements. We are not currently engaged in off-balance sheet activities. Through April 2016, we had an off-balance sheet facility leasing arrangement (commonly referred to as a “synthetic lease”) for our corporate campus in Jacksonville, Florida. The material terms of the synthetic lease are set forth in our Annual Report for the year ended December 31, 2015. On April 29, 2016, we exercised our option to purchase the property, at which time the lease previously associated with the property was terminated.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2016 - 7/31/2016	150,000	$37.02	150,000	15,911,000
8/1/2016 - 8/31/2016	425,000	37.03	425,000	15,486,000
9/1/2016 - 9/30/2016	525,000	37.42	525,000	14,961,000
Total	1,100,000	$37.22	1,100,000

(1)
On July 20, 2015, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we may repurchase up to 25 million shares of our common stock through July 30, 2018.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNFV during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2016 - 7/31/2016	75,000	11.53	75,000	11,645,000
8/1/2016 - 8/31/2016	170,000	12.48	170,000	11,475,000
9/1/2016 - 9/30/2016	210,000	12.76	210,000	11,265,000
Total	455,000	$12.48	455,000

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2016	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.1	Unaudited Attributed Financial Information for Fidelity National Financial Group Tracking Stock

99.2	Unaudited Attributed Financial Information for Fidelity National Financial Ventures Group Tracking Stock

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.