Form 10-K
period 2016-12-31
Fidelity National Financial, Inc.
filed 2017-02-27
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the FNF Group and FNFV Group common stock held by non-affiliates of the registrant as of June 30, 2016 was $9,755,504,475 and $728,715,733, respectively, based on the closing price of $37.50 and $11.47, respectively, as reported by The New York Stock Exchange.
As of January 31, 2017 there were 272,212,935 of FNF Group common stock outstanding and 66,416,822 shares of FNFV Group common stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2016, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to “we,” “us,” “our,” or “FNF” are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We have organized our business into two groups, FNF Group and FNF Ventures ("FNFV").
Through FNF Group, we are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF Group is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF Group also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight"). On December 7, 2016, we announced that our Board of Directors has approved a tax-free plan whereby we intend to distribute all 83.3 million shares of Black Knight common stock that we currently own to holders of our FNF Group common stock. See further discussion in Item 7 Management Discussion and Analysis.
Through FNFV group, our diversified investment holding company, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. ("Ceridian"), and Digital Insurance, Inc. ("OneDigital"). On December 7, 2016, we announced that our Board of Directors has approved a tax-free plan whereby we intend to redeem all outstanding shares of our FNFV Group common stock in exchange for shares of common stock of FNFV.  Following the distribution, FNF and FNFV will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. See further discussion in Item 7 Management Discussion and Analysis.
As of December 31, 2016, we had the following reporting segments:
FNF Group

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Black Knight. This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.

•	FNF Group Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate operations.
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

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including OneDigital, in which we own 96%, and other smaller investments which are not title-related.

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
Title
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2016, our insurance companies had a 33.3% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes approximately 1,300 direct residential title offices and more than 5,000 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
Black Knight
Market leadership with comprehensive and integrated solutions. Black Knight is a leading provider of comprehensive and integrated solutions to the mortgage industry. One or more of Black Knight's solutions are utilized by 23 of the top 25 servicers and 22 of the top 25 originators in the United States according to Inside Mortgage Finance as of December 31, 2016. Its solutions are utilized to service approximately 61% of all U.S. first lien mortgages as of December 31, 2016, according to the Black Knight Mortgage Monitor Report, and to operate one of the industry’s largest exchanges connecting originators, agents, settlement services providers and investors. We believe Black Knight's leadership position is, in part, the result of its unique expertise and insight developed from over 50 years serving the needs of customers in the mortgage industry. Black Knight has used this insight to develop an integrated and comprehensive suite of proprietary technology, data and analytics solutions to automate many of the mission-critical business processes across the entire mortgage loan life cycle. These integrated solutions are designed to reduce manual processes, assist in improving organizational compliance and mitigating risk, and to ultimately deliver significant cost savings to our clients.

Broad and deep client relationships with significant recurring revenues. Black Knight has long-standing relationships with its largest clients. Black Knight frequently enters into long-term contracts with its mortgage servicing and loan origination clients that contain volume minimums and provide for annual increases. Its products are typically embedded within its clients’ mission-critical workflow and decision making processes across various parts of their organizations.
Extensive data assets and analytics capabilities. Black Knight develops and maintains large, accurate and comprehensive data sets on the mortgage and housing industry that we believe are competitively differentiated. Its unique data sets provide a combination of public and proprietary data in real-time and each of Black Knight's data records features a large number of attributes. Black Knight's data scientists utilize its data sets, subject to any applicable use restrictions, and comprehensive analytical capabilities to create highly customized reports, including models of customer behavior for originators and servicers, portfolio analytics for capital markets and government agencies and proprietary market insights for real estate agencies. Black Knight's data and analytics capabilities are also embedded into its technology platform and workflow products, providing its clients with integrated and comprehensive solutions.
Scalable and cost-effective operating model. We believe Black Knight has a highly attractive and scalable operating model derived from its market leadership, hosted technology platforms and the large number of clients it serves across the mortgage industry. Black Knight's scalable operating model provides it with significant benefits. Black Knight's scale and operating leverage allows it to add incremental clients to its existing platforms with limited incremental cost. As a result, Black Knight's operating model drives attractive margins and generates significant cash flow. Also, by leveraging its scale and leading market position, Black Knight is able to make cost-effective investments in its technology platform to meet evolving regulatory and compliance requirements, further increasing its value proposition to clients.
World class management team with depth of experience and track record of success. Black Knight's management team has an average of over 20 years of experience in the banking technology and mortgage processing industries and a proven track record of strong execution capabilities. Following our acquisition of Lender Processing Services, Inc. ("LPS") in 2014, Black Knight has significantly improved its operations and enhanced its go-to-market strategy, further integrated its technology platforms, expanded its data and analytics capabilities and introduced several new innovative products. Black Knight has executed all of these projects while delivering attractive revenues growth and strong profitability.
FNFV
Proven management team.  Our executive management team has a proven track record of investment identification and management. Our executive management's breadth of knowledge of capital markets allows us to identify companies and strategic assets with attractive value propositions, to structure investments to maximize their value, and to return the value created to shareholders.
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

Black Knight
Black Knight's comprehensive and integrated technology platforms, robust data and analytic capabilities, differentiated business model, broad and deep client relationships and other competitive strengths enable us to pursue multiple growth opportunities. Black Knight intends to continue to expand its business and grow through the following key strategies:

•
Further penetration of its solutions with existing clients. We believe Black Knight's established client base presents a substantial opportunity for growth. Black Knight seeks to capitalize on the trend of standardization and increased adoption of leading third party solutions and increase the number of solutions provided to its existing client base. Black Knight intends to broaden and deepen its client relationships by cross-selling its suite of end-to-end technology solutions, as well as its robust data and analytics. By helping its clients understand the full extent of its comprehensive solutions and the value of leveraging the multiple solutions Black Knight offers, we believe Black Knight can expand its existing relationships by allowing its clients to focus on their core businesses and their customers.

•
Win new clients in existing markets. Black Knight intends to attract new clients by leveraging the value proposition provided by its technology platform and comprehensive solutions offering. In particular, we believe there is a significant opportunity to penetrate the mid-tier mortgage originators and servicers market. We believe these institutions can benefit from Black Knight's proven solutions suite in order to address complex regulatory requirements and compete more effectively in the evolving mortgage market. Black Knight intends to continue to pursue this channel and benefit from the low incremental cost of adding new customers to its scaled technology infrastructure.

•
Continue to innovate and introduce new solutions. Black Knight's long-term vision is to be the industry-leading provider for participants of the mortgage industry for their platform, data and analytic needs. Black Knight intends to enhance what we believe is a leadership position in the industry by continuing to innovate its solutions and refine the insight Black Knight provides to its clients. Black Knight has a strong track record of introducing and developing new solutions that span the mortgage loan life cycle, are tailored to specific industry trends and enhance its clients’ core operating functions. By working in partnership with key clients, Black Knight has been able to develop and market new and advanced solutions to its client base that meet the evolving demands of the mortgage industry. In addition, Black Knight will continue to develop and leverage insights from its large public and proprietary data assets to further improve its customer value proposition.

•
Selectively pursue strategic acquisitions. The core focus of its strategy is to grow organically. However, Black Knight may selectively evaluate strategic acquisition opportunities that would allow it to expand its footprint, broaden its client base and deepen its product and service offerings. We believe that there are meaningful synergies that result from acquiring small companies that provide best-of-breed single point solutions. Integrating and cross-selling these point solutions into Black Knight's broader client base and integrating acquisitions into its efficient operating environment would potentially result in revenue and cost synergies.

FNFV
Through FNFV we actively manage a group of companies and investments with a net asset value of approximately $916 million as of December 31, 2016. The businesses within FNFV primarily consist of our majority ownership positions in ABRH and OneDigital and our 33% minority investment in Ceridian. Our strategy for the Group is to continue our activities with respect to such business investments to achieve superior financial performance, maximize and ultimately monetize the value of those assets and to continue to pursue similar investments in businesses and to grow and achieve superior financial performance with respect to such newly acquired businesses.

Restaurant Group
Our restaurant operations are focused in the family dining and casual dining segments. The Restaurant Group's strategy is to achieve long-term profit growth and drive increases in same store sales and guest counts. We have a highly experienced management team that is focused on enhancing the guest experience at our restaurants and building team member engagement. We also utilize a shared service platform that takes advantage of the combined back-office synergies of our operating companies. We expect to continue to maintain a strong balance sheet for our Restaurant Group to provide stability in all operating environments.
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
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2016 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $10.3 billion in 2011 to $13.7 billion in 2015, which is a $1.5 billion increase from 2014. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 87% of net premiums written in 2015. Approximately 32 independent title insurance companies accounted for the remaining 13% of net premiums written in 2015. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
Our Title segment revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. For further discussion of current trends in real estate activity in the United States, see discussion under the Business Trends and Conditions included in Item 7 of Part II of this Report, which is incorporated by reference into this Part I, Item 1.
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
We have approximately 1,300 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2016, we transact business with more than 5,000 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,097	44.4%	$2,009	46.9%	$1,727	47.0%
Agency	2,626	55.6	2,277	53.1	1,944	53.0
Total title insurance premiums	$4,723	100.0%	$4,286	100.0%	$3,671	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including collection and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 30.5%, 31.2%, and 32.8% of total title segment revenues in 2016, 2015, and 2014, respectively.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into two contracts. The first excess of loss reinsurance contract provides coverage for residential and commercial transactions up to $100 million per loss occurrence, subject to a $20 million retention per loss occurrence. The second excess of loss reinsurance contract provides additional coverage for commercial transactions in excess of $100 million of loss per occurrence up to $300 million per loss occurrence, with the Company participating at approximately 5%.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2016, the combined statutory unearned premium reserve required and reported for our title insurers was $1,750 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
In addition to state-level regulation, segments of our FNF Group businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") which also included regulation over financial services and other lending related businesses including Black Knight. The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Truth-in-Lending Act ("TILA") and the Real Estate Settlement Procedures Act (individually, "RESPA", and together, "TILA-RESPA Integrated Disclosure" or "TRID") formerly placed with the Department of Housing and Urban Development.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2017, our directly owned title insurers can pay dividends or make distributions to us of approximately $372 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
Three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, have filed applications to redomesticate from their existing states of domicile to a new state of domicile. The anticipated redomestications are subject to prior regulatory approval, which may be received in 1Q 2017. If the anticipated redomestications are approved, the Company may receive a special dividend from the title insurance underwriters in 2017 related to such redomestication. This special dividend would be due in part to differences in the laws among the states of domicile.
The combined statutory capital and surplus of our title insurers was approximately $1,469 million and $1,412 million as of December 31, 2016 and 2015, respectively. The combined statutory earnings of our title insurers were $541 million, $381 million, and $276 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2016.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2016.
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
Title Insurance Ratings
Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, Fidelity National Title and National Title of New York. Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service (“Moody’s”) provide ratings for the entire FNF family of companies as a whole as follows:

	S&P	Moody’s
FNF family of companies	A	A3
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:

•
An S&P "A" rating is the third highest rating of 10 ratings for S&P. According to S&P, an “A” rating represents an investment grade company that, in its opinion, has strong capacity to meet financial commitments, but is somewhat susceptible to adverse economic conditions.

•	A Moody's "A3" rating is the third highest rating of 9 ratings for Moody's. Moody's states that companies rated “A3” are judged to be upper-medium grade and are subject to low credit risk.

Demotech provides financial strength/stability ratings for each of our principal title insurance underwriters individually, as follows:

Alamo Title Insurance	A'
Chicago Title Insurance Company	A''
Commonwealth Land Title Insurance Company	A'
Fidelity National Title Insurance Company	A'
National Title Insurance of New York	A'
 Demotech states that its ratings of "A"(A double prime)" and "A' (A prime)" reflect its opinion that, regardless of the severity of a general economic downturn or deterioration in the insurance cycle, the insurers assigned either of those ratings possess "Unsurpassed" financial stability related to maintaining positive surplus as regards policyholders. The A'' and A' ratings are the two highest ratings of Demotech's six ratings.
The ratings of S&P, Moody’s, and Demotech described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. See “Item 1A. Risk Factors — If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer” for further information.
Black Knight
Black Knight's business is organized into technology and data and analytics divisions. Through its technology division, Black Knight offers software and hosting solutions that support loan servicing, loan origination and settlement services. Through is data and analytics division, Black Knight offers data and analytics solutions to the mortgage, real estate and capital markets industries. These solutions include property ownership data, lien data, servicing data, automated valuation models, collateral risk scores, prepayment and default models, lead generation and other data solutions.
The U.S. mortgage market has seen significant change over the past few years and is expected to continue to evolve going forward. Key regulatory actions arising from the recent financial crisis, such as the Dodd-Frank Act and the establishment of the CFPB impose new and evolving standards for market participants. These regulatory changes have spurred lenders and servicers to seek technology solutions that facilitate the meeting of compliance obligations in the face of a changing regulatory environment while remaining efficient and profitable.
Current trends in the mortgage industry affecting our Black Knight segment include:

•
Evolving regulation. Most U.S. mortgage market participants have become subject to increasing regulatory oversight and regulatory requirements as federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which contains broad changes for many sectors of the financial services and lending industries and established the CFPB, a new federal regulatory agency responsible for regulating consumer financial protection within the United States. It is Black Knight's experience that mortgage lenders have become more focused on minimizing the risk of non-compliance with these evolving regulations and are looking toward technologies and solutions that help them to comply with the increased regulatory oversight and requirements.

•
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

•
Growing role of technology in the U.S. mortgage industry. Banks and other lenders and servicers have become increasingly focused on technology automation and workflow management to operate more efficiently and meet their regulatory guidelines. We believe vendors must be able to support the complexity of the market, display extensive industry knowledge and possess the financial resources to make the necessary investments in technology to support lenders.

•
Increased demand for enhanced transparency and analytic insight. As U.S. mortgage market participants work to minimize the risk in lending, servicing and capital markets, they rely on the integration of data and analytics with technologies that enhance the decision making process. These industry participants rely on large comprehensive third party databases coupled with enhanced analytics to achieve these goals.

FNF Ventures
Restaurant Industry. The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations.  The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  The most significant commodities that may affect our cost of food and beverage are beef, seafood, poultry, and dairy, which accounted for approximately half of our overall cost of food and beverage in the past. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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
Black Knight
Black Knight's research and development activities relate primarily to the design, development and enhancement of its processing systems and related software applications. Black Knight expects to continue its practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of its proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of its clients and to enhance the capabilities surrounding its infrastructure. Black Knight works with its clients to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.
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
As of December 31, 2016 and 2015, the carrying amount of total investments, which approximates the fair value, excluding investments in unconsolidated affiliates, was $3.7 billion and $4.3 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2016 and 2015:

	December 31,
	2016				2015
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$418	15.3%	$412	15.0%	$439	15.4%	$430	15.1%
Aa/AA	519	19.0	525	19.1	553	19.4	565	19.9
A	849	31.1	856	31.2	930	32.6	943	33.1
Baa/BBB	723	26.4	728	26.5	744	26.1	744	26.1
Ba/BB/B	98	3.6	97	3.5	84	3.0	80	2.8
Lower	53	1.9	55	2.0	58	2.0	39	1.4
Other (2)	73	2.7	74	2.7	44	1.5	46	1.6
	$2,733	100.0%	$2,747	100.0%	$2,852	100.0%	$2,847	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2016
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$663	27.4%	$661	27.2%
After one year through five years	1,524	63.0	1,533	63.0
After five years through ten years	158	6.5	160	6.6
After ten years	20	0.8	20	0.8
Mortgage-backed/asset-backed securities	56	2.3	58	2.4
	$2,421	100%	$2,432	100%
At December 31, 2016, all of our mortgage-backed and asset-backed securities are rated Aaa by Moody's. The mortgage-backed and asset-backed securities are made up of $37 million of agency-backed mortgage-backed securities, $7 million of agency-backed collateralized mortgage obligations, and $14 million in asset-backed securities.
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Our equity securities at December 31, 2016 and 2015 consisted of investments with a cost basis of $323 million and $276 million, respectively, and fair value of $438 million and $345 million, respectively.
At December 31, 2016 and 2015, we also held $558 million and $521 million, respectively, in investments that are accounted for using the equity method of accounting, principally our ownership interests in Ceridian.
 As of December 31, 2016 and 2015, other long-term investments were $54 million and $106 million, respectively. Other long term investments include investments accounted for using the cost method of accounting, land held for investment accounted for at cost and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2016 and 2015, short-term investments amounted to $487 million and $1,034 million, respectively.

Our investment results for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
	(Dollars in millions)
Net investment income (1)	$141	$137	$139
Average invested assets	$3,936	$4,020	$3,819
Effective return on average invested assets	3.6%	3.4%	3.6%
______________________________________

(1)	Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments.
Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.
Geographic Operations
Our direct title operations are divided into approximately 180 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of more than 5,000 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$690	14.6%	$649	15.1%	$552	15.0%
Texas	670	14.2	616	14.4	567	15.4
New York	336	7.1	349	8.1	289	7.9
Florida	364	7.7	349	8.1	286	7.8
Illinois	267	5.7	243	5.7	214	5.8
All others	2,396	50.7	2,080	48.6	1,763	48.1
Totals	$4,723	100.0%	$4,286	100.0%	$3,671	100.0%
Our Restaurant Group operates and franchises restaurants in 40 states throughout the United States. Substantially all of our Restaurant Group's revenues are generated in those states.
Employees
As of January 20, 2017, we had 55,219 full-time equivalent employees, which includes 23,382 in our Title segment, 26,119 in our Restaurant Group segment, 4,240 in the Black Knight segment and 1,478 in our remaining businesses. We monitor our staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the States of California and Texas are the source of approximately 14.6% and14.2%, respectively, of our title insurance premiums;

•
our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;

•	our dependence on distributions from our title insurance underwriters as our main source of cash flow;

•	competition from other title insurance companies;

•	our ability to successfully redomesticate our insurance underwriters to a new state of domicile;

•	our ability to successfully execute the proposed plan to distribute shares of Black Knight and redeem all FNFV tracking stock; and

•	other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC.
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
Goodwill aggregated approximately $5,065 million, or 35.0% of our total assets, as of December 31, 2016. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in the years ended December 31, 2016, 2015, or 2014. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our management has articulated a willingness to seek growth through acquisitions, both in our current lines of business as well as in lines of business outside of our traditional areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as risks and uncertainties associated with new companies, the diversion of management’s attention and lack of experience in operating unrelated businesses, and may affect our credit and ability to repay our debt.
Our management has stated that we may make acquisitions, both in our current lines of business, as well as lines of business that are not directly tied to or synergistic with our core operations. Accordingly, we have in the past acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our core businesses.

These activities involve risks that could adversely affect our operating results, due to uncertainties involved with new companies, diversion of management’s attention and lack of substantial experience in operating such businesses. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.
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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2017, our title insurers may pay dividends or make distributions to us of approximately $372 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
Three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, have filed applications to redomesticate from their existing states of domicile to a new state of domicile. The anticipated redomestications are subject to prior regulatory approval, which may be received in the first quarter of 2017. If the anticipated redomestications are approved, the Company may receive a special dividend from the title insurance underwriters in 2017 related to such redomestication. This special dividend would be due in part to differences in the laws among the states of domicile.
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
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit cards and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment asset and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.

Further, our financial institution clients have obligations to safeguard their information technology systems and the confidentiality of consumer customer information. In certain of our businesses, we are bound contractually and/or by regulation to comply with the same requirements. If we fail to comply with these regulations and requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines. In addition, future adoption of more restrictive privacy laws, rules or industry security requirements by federal or state regulatory bodies or by a specific industry in which we do business could have an adverse impact on us through increased costs or restrictions on business processes.
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
As of December 31, 2016, our outstanding debt was $2,746 million, including $1,338 million in variable rate debt. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we may be unable to adjust rapidly to changing market conditions; (v) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vi) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
Failure of our enterprise-wide risk management processes could result in unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
As a large insurance entity and a publicly traded company, the Company has always had risk management functions, policies and procedures throughout its operations and management. These functions include but are not limited to departments dedicated to enterprise risk management and information technology risk management, information security, business continuity, lender strategy and development, and vendor risk management. These policies and procedures have evolved over the years as we continually reassess our processes both internally and to comply with changes in the regulatory environment. Due to limitations inherent in any internal process, if the Company's risk management processes prove unsuccessful at identifying and responding to risks, we could incur unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
We are the subject of various legal proceedings that could have a material adverse effect on our results of operations.
We are involved from time to time in various legal proceedings, including in some cases class-action lawsuits and regulatory inquiries, investigations or other proceedings. If we are unsuccessful in our defense of litigation matters or regulatory proceedings, we may be forced to pay damages, fines or penalties and/or change our business practices, any of which could have a material adverse effect on our business and results of operations. See Note M to the Consolidated Financial Statements included in Item 8 of this Report for further discussion of pending litigation and regulatory matters and our related accrual.

Our proposed plan to distribute shares of Black Knight Financial Services and redeem all FNFV tracking stock is subject to inherent risks.
Under the Plan, (1) we intend to distribute all 83.3 million shares of Black Knight Financial Services, Inc. common stock that we currently own to FNF Group shareholders and (2) we intend to redeem all FNFV tracking stock shares in exchange for shares of common stock of FNFV.  The Plan is subject to the receipt of private letter rulings from the Internal Revenue Service approving the distribution of Black Knight and FNFV shares, filing and acceptance of a registration statement for both the Black Knight and FNFV transactions with the Securities and Exchange Commission, the refinancing of Black Knight's senior notes, which are subject to the FNF guarantee, on reasonable terms, Black Knight and FNFV shareholder approvals and other customary closing conditions. No assurance can be given that any of the foregoing conditions will be met.  The Plan is subject to inherent risks and uncertainties including, among others: risks that the Plan as a whole will not be consummated or that either of the Black Knight distribution or the redemption of the FNFV tracking stock shares will not be consummated; increased demands on our management team to accomplish the Plan; and significant transaction costs and risks from changes in the results of operations of our reportable segments.  In addition, no assurance can be given that we will realize the potential strategic and financial benefits from the Plan in the near term or at all, and no assurance can be given that the market will react favorably to the Plan or any of the transactions contemplated thereby.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 15, 2017 estimates an approximately $1.6 trillion mortgage origination market for 2017, which would be a decrease of 15.8% from 2016. The MBA forecasts that the 15.8% decrease will result from a decrease in refinance activity, offset by a slight increase in forecast purchase transactions. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $14 billion at December 31, 2016. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Further, various state legislatures have in the past considered offering a public alternative to the title industry in their states, as a means to increase state government revenues. Although we think this situation is unlikely, if one or more such takeovers were to occur they could adversely affect our business. We cannot be assured that future legislative or regulatory changes will not adversely affect our business operations. See “Item 1. Business — Regulation” for further discussion of the current regulatory environment.
Our ServiceLink subsidiary provides mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. Certain of these businesses are subject federal and state regulatory oversight. For example, ServiceLink’s LoanCare business services and subservices mortgage loans secured primarily by residential real estate throughout the United States. LoanCare is subject to extensive federal, state and local regulatory oversight, including federal and state regulatory examinations, information gathering requests, inquiries, and investigations by governmental and regulatory agencies, including the CFPB. In connection with formal and informal inquiries by those agencies, LoanCare receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its or its clients’ regulated activities. The ongoing implementation of the Dodd Frank Act, including the implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our ability to operate the LoanCare business.
LoanCare is also required to maintain a variety of licenses, both federal and state. License requirements are in a frequent state of renewal and reexamination as regulations change or are reinterpreted. In addition, federal and state statutes establish specific guidelines and procedures that debt collectors must follow when collecting consumer accounts. LoanCare’s failure to comply with any of these laws, should the states take an opposing interpretation, could have an adverse effect on LoanCare in the event and to the extent that they apply to some or all of its servicing activities.
State regulation of the rates we charge for title insurance could adversely affect our results of operations.
Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect the Company’s business operating results and financial conditions.

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
Because we are dependent upon California and Texas for approximately 14.6% and 14.2% and of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in Texas and/or California.
California and Texas are the two largest sources of revenue for our title segment and, in 2016, California-based premiums accounted for 29.2% of premiums earned by our direct operations and 0.7% of our agency premium revenues. Texas-based premiums accounted for 17.8% of premiums earned by our direct operations and 10.8% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 14.6% and 14.2%, respectively, of our total title insurance premiums for 2016. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in California and Texas. Adverse regulatory developments in Texas and California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the Texas and California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
If the rating agencies downgrade our insurance companies, our results of operations and competitive position in the title insurance industry may suffer.
Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, and Demotech. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to continued periodic review by rating agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
If the Company's claim loss prevention procedures fail, we could incur significant claim losses.
In the ordinary course of our title insurance business, we assume risks related to insuring clear title to residential and commercial properties. The Company has established procedures to mitigate the risk of loss from title claims, including extensive underwriting and risk assessment procedures. We also mitigate the risk of large claim losses by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. If inherent limitations cause our claim loss risk mitigation procedures to fail, we could incur substantial losses having an adverse effect on our results of operations or financial condition.
The Company's use of independent agents for a significant amount of our title insurance policies could adversely impact the frequency and severity of title claims.
In the Company’s agency operations, an independent agent performs the search and examination function or the agent may purchase a search product from the Company. In either case, the agent is responsible for ensuring that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. The Company’s relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on the Company’s behalf. The agency agreement also sets forth the agent’s liability to the Company for policy losses attributable to the agent’s errors. For each agent with whom the Company enters into an agency agreement, financial and loss experience records are maintained. Periodic audits of our agents are also conducted and the number of agents with which the Company transacts business is strategically managed in an effort to reduce future expenses and manage risks. Despite efforts to monitor the independent agents with which we transact business, there is no guarantee that an agent will comply with their contractual obligations to the Company. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, the Company will not be held liable for errors and omissions by agents. Accordingly, our use of independent agents could adversely impact the frequency and severity of title claims.

Black Knight
Black Knight's clients and Black Knight are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations, including changes that may result from changes in the political landscape, could result in penalties, restrict or limit it or its clients’ operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on its business, financial condition and results of operations.
Many of Black Knight's clients' and its businesses are subject to various federal, state, local and foreign laws and regulations. Black Knight's failure to comply with applicable laws and regulations could restrict its ability to provide certain services or result in imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenues.
As a provider of electronic data processing to financial institutions, such as banks and credit unions, Black Knight is subject to regulatory oversight and examination by the FFIEC. Black Knight also may be subject to possible review by state agencies that regulate banks in each state in which it conducts our electronic processing activities.
In addition, Black Knight's businesses are subject to an increased degree of compliance oversight by regulators and by its clients. Specifically, the CFPB has authority to write rules affecting the business of, supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain "non-depository covered persons" determined by the CFPB to be "larger participants" that offer consumer financial products and services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine Black Knight in its role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, we believe some of Black Knight's largest bank clients' regulators are requiring the banks to exercise greater oversight and perform more rigorous audits of their key vendors such as Black Knight.
The RESPA and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The CFPB is responsible for enforcing RESPA.
Changes to laws and regulations and regulatory oversight of our clients and us, including those that may result from changes in the political landscape, may cause us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases or otherwise limit the manner in which we conduct our business. We may also incur additional expense in keeping our technology services up to date as laws and regulations change, and we may not be able to pass those additional costs on to our clients. In addition, in response to increased regulatory oversight, participants in the mortgage lending industry may develop policies pursuant to which they limit the extent to which they can rely on any one vendor or service provider. Conversely, in an environment with less stringent regulatory oversight, prospective clients may choose to retain their in-house platforms, or current service providers, or seek alternative service providers who provide services that are less compliance and quality oriented at a lower price point. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative affect on our clients, we may experience client losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Black Knight operates in a consolidated industry and as a result, a small number of its clients have accounted for a significant portion of its revenues. We expect that a limited number of Black Knight's clients will continue to represent a significant portion of its revenues for the foreseeable future. The significant portion of our revenues that a limited number of our clients currently represent may increase in the future. During the year ended December 31, 2016, Black Knight's largest client, Wells Fargo, N.A., or Wells Fargo, accounted for approximately 12% of its consolidated revenues. During the year ended December 31, 2016, Black Knight's five largest clients accounted for approximately 36% of its consolidated revenues.
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
FNFV
Our financial condition or results of operations could be adversely affected by the results of our acquired companies due to the risks inherent to those businesses.
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
We own a minority interest in Ceridian, a leading provider of global human capital management and payment solutions. If the fair value of this company were to decline below book value, we would be required to write down the value of our investment, which could have a material negative impact on our results of operations and financial condition. If Ceridian were to experience significant negative volatility in its results of operations it would have a material adverse effect on our own results of operations due to our inclusion of our portion of its earnings in our results of operations.
Risks Relating to the Ownership of Our FNFV Group Common Stock due to our Tracking Stock Capitalization
Holders of FNF Group common stock and FNFV Group common stock are common shareholders of FNF and are, therefore, subject to risks associated with an investment in FNF as a whole, even if a holder does not own shares of common stock of both of our groups.
Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue and expenses to either the FNF Group or the FNFV Group in order to prepare separate financial results for each of these groups included herein, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any disclosed financial results. Holders of FNF Group common stock and FNFV Group common stock do not have any legal rights related to specific assets attributed to the FNF Group or the FNFV Group and, in any liquidation, holders of FNF Group common stock and holders of FNFV Group common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units as specified in our certificate of incorporation (our "Corporate Charter").
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
Our tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the FNF Group and the FNFV Group. Our tracking stock groups are not separate entities and thus holders of FNF Group common stock and FNFV Group common stock do not have the right to elect separate Boards of Directors. As a result, our officers and directors owe fiduciary duties to FNF as a whole and all of our shareholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our shareholders may not be in the best interest of a particular group when considered independently. Examples include:

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
Black Knight
Black Knight is headquartered in Jacksonville, Florida in an owned facility. It also owns one facility in Sharon, Pennsylvania, and leases office space in 15 states and India.
Restaurant Group
The Restaurant Group's headquarters are located in Nashville, Tennessee with other office locations in Woburn, Massachusetts and Denver, Colorado.  The majority of the restaurants are leased from third parties, and are located in 40 states and Guam.

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
Both FNF Group and FNFV Group classes of our stock trade on the New York Stock Exchange under the trading symbols "FNF" and "FNFV", respectively. The following tables provide the high and low closing sales prices of each class of our common stock and cash dividends declared per share of common stock for each quarter during 2016 and 2015.

FNF Group	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2016
First quarter	$33.73	$29.04	$0.21
Second quarter	37.29	31.37	0.21
Third quarter	38.22	36.07	0.21
Fourth quarter	36.77	31.56	0.25

Year ended December 31, 2015
First quarter	$38.41	$34.29	$0.19
Second quarter	38.50	35.91	0.19
Third quarter	39.99	34.75	0.21
Fourth quarter	36.99	32.49	0.21

FNFV Group	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2016
First quarter	$11.60	$8.59	$—
Second quarter	12.35	10.07	—
Third quarter	13.24	11.38	—
Fourth quarter	14.40	11.05	—

Year ended December 31, 2015
First quarter	$15.04	$11.61	$—
Second quarter	15.80	14.17	—
Third quarter	15.62	11.66	—
Fourth quarter	12.06	9.88	—
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this report.

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total shareholder return on our FNF Group common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2016. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2011, with dividends reinvested over the periods indicated.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

Fidelity National Financial, Inc.	100.00	152.20	215.20	284.56	292.87	294.35
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	198.06	238.14	290.80	313.07	341.58

Set forth below is a graph comparing cumulative total shareholder return on our FNFV Group common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies against which we compete for the period ending December 31, 2016. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on July 1, 2014, the date which FNFV began trading.

	7/1/2014	12/31/2014	12/31/2015	12/31/2016

Fidelity National Financial Ventures	100.00	81.60	89.06	108.64
S&P 500	100.00	106.12	107.58	120.45
Peer Group (1)	100.00	105.86	97.08	104.74
(1) This peer group consists of the following companies: American Capital, Ltd., Apollo Global Management, LLC, BlackRock, Inc., The Blackstone Group L.P., The Carlyle Group, Compass Diversified Holdings, Fortress Investment Group, LLC, KKR & Co. L.P., Leucadia National Corporation, Liberty Interactive Corporation, and Liberty Media Corporation.
On January 31, 2017, the last reported sale price of our FNF Group common stock and FNFV Group common stock on the New York Stock Exchange was $35.36 and $13.00 per share, respectively. We had approximately 7,100 shareholders of record of FNF Group common stock and 5,400 shareholders of record of FNFV Group common stock.
On February 1, 2017, our Board of Directors formally declared a $0.25 per FNF Group share cash dividend that is payable on March 31, 2017 to FNF Group shareholders of record as of March 17, 2017.
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
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2016, $2,149 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2017, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $372 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
Three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, have filed applications to redomesticate from their existing states of domicile to a new state of domicile. The anticipated redomestications are subject to prior regulatory approval, which may be received in the first quarter of 2017. If the anticipated redomestications are approved, the Company may receive a special dividend from the title insurance underwriters in 2017 related to such redomestication. This special dividend would be due in part to differences in the laws among the states of domicile.
We have not paid any dividends on our FNFV Group common stock, and our current FNFV Group dividend policy does not presently anticipate the payment of dividends. Payment of dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total of 5,651,518 shares for $62 million, or an average of $10.94 per share under these programs. Since the original commencement of the plan adopted February 18, 2016, we have repurchased a total of 3,955,000 shares for $45 million, or an average of $11.40 per share, and there are 11,045,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total of 6,014,000 FNF Group shares under this program for $206 million, or an average price of $34.26 per share. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program.

The following table summarizes repurchases of equity securities by FNF Group during the year ending December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2016 - 1/31/2016	250,000	$33.56	250,000	20,175,000
2/1/2016 - 2/29/2016	550,000	32.86	550,000	19,625,000
3/1/2016 - 3/31/2016	1,100,000	32.43	1,100,000	18,525,000
4/1/2016 - 4/30/2016	300,000	33.27	300,000	18,225,000
5/1/2016 - 5/31/2016	1,064,000	33.57	1,064,000	17,161,000
6/1/2016 - 6/30/2016	1,100,000	35.22	1,100,000	16,061,000
7/1/2016 - 7/31/2016	150,000	37.02	150,000	15,911,000
8/1/2016 - 8/31/2016	425,000	37.03	425,000	15,486,000
9/1/2016 - 9/30/2016	525,000	37.42	525,000	14,961,000
10/1/2016 - 10/31/2016	75,000	36.78	75,000	14,886,000
11/1/2016 - 11/30/2016	450,000	33.21	450,000	14,436,000
12/1/2016 - 12/31/2016	25,000	31.92	25,000	14,411,000
Total	6,014,000	$34.26	6,014,000

(1)
On July 20, 2015, our Board of Directors approved a three-year stock repurchase program. Under the stock repurchase program, we may repurchase up to 25 million shares of our FNF Group common stock through July 30, 2018.

(2)	As of the last day of the applicable month.

The following table summarizes repurchases of equity securities by FNFV during the year ending December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2016 - 1/31/2016	375,000	$10.52	375,000	1,321,518
2/1/2016 - 2/29/2016	1,321,518	9.70	1,321,518	15,000,000
3/1/2016 - 3/31/2016	1,505,000	10.79	1,505,000	13,495,000
4/1/2016 - 4/30/2016	300,000	10.60	300,000	13,195,000
5/1/2016 - 5/31/2016	925,000	11.65	925,000	12,270,000
6/1/2016 - 6/30/2016	550,000	11.79	550,000	11,720,000
7/1/2016 - 7/31/2016	75,000	11.53	75,000	11,645,000
8/1/2016 - 8/31/2016	170,000	12.48	170,000	11,475,000
9/1/2016 - 9/30/2016	210,000	12.76	210,000	11,265,000
10/1/2016 - 10/31/2016	30,000	12.55	30,000	11,235,000
11/1/2016 - 11/30/2016	180,000	12.38	180,000	11,055,000
12/1/2016 - 12/31/2016	10,000	13.25	10,000	11,045,000
Total	5,651,518	$10.94	5,651,518

(1)
On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock.

(2)	As of the last day of the applicable month.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2016 presentation.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except share data)
Operating Data:
Revenue	$9,554	$9,132	$8,024	$7,440	$6,668
Expenses:
Personnel costs	2,832	2,671	2,540	2,061	1,834
Agent commissions	1,998	1,731	1,471	1,789	1,600
Other operating expenses	1,944	1,881	1,643	1,273	1,269
Cost of restaurant revenues	984	1,195	1,220	1,204	773
Depreciation and amortization	431	410	403	133	103
Provision for title claim losses	157	246	228	291	279
Interest expense	136	131	127	73	64
	8,482	8,265	7,632	6,824	5,922
Earnings before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	1,072	867	392	616	746
Income tax expense	372	290	312	195	242
Earnings before equity in (loss) earnings of unconsolidated affiliates	700	577	80	421	504
Equity in (loss) earnings of unconsolidated affiliates	(8)	(16)	432	(26)	10
Earnings from continuing operations, net of tax	692	561	512	395	514
Earnings from discontinued operations, net of tax	—	—	7	16	98
Net earnings	692	561	519	411	612
Less: net earnings (loss) attributable to noncontrolling interests	42	34	(64)	17	5
Net earnings attributable to FNF common shareholders	$650	$527	$583	$394	$607

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to Old FNF common shareholders			$0.33	$1.71	$2.75
Basic net earnings per share attributable to FNF Group common shareholders	$2.40	$1.95	$0.77
Basic net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.06)	$(0.16)	$3.04
Weighted average shares outstanding Old FNF, basic basis (1)			138	230	221
Weighted average shares outstanding FNF Group, basic basis (1)	272	277	138
Weighted average shares outstanding FNFV Group, basic basis (1)	67	79	46
Diluted net earnings per share attributable to Old FNF common shareholders			$0.32	$1.68	$2.69
Diluted net earnings per share attributable to FNF Group common shareholders	$2.34	$1.89	$0.75
Diluted net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.06)	$(0.16)	$3.01
Weighted average shares outstanding Old FNF, diluted basis (1)			142	235	226
Weighted average shares outstanding FNF Group, diluted basis (1)	280	286	142
Weighted average shares outstanding FNFV Group, diluted basis (1)	70	82	47
Dividends declared per share of Old FNF common stock			$0.36	$0.66	$0.58
Dividends declared per share of FNF Group common stock	$0.88	$0.80	$0.37
Balance Sheet Data:
Investments (2)	$4,284	$4,853	$4,669	$3,791	$4,053
Cash and cash equivalents (3)	1,323	780	700	1,969	1,132
Total assets	14,463	13,931	13,845	10,508	9,886
Notes payable	2,746	2,793	2,803	1,303	1,327
Reserve for title claim losses	1,487	1,583	1,621	1,636	1,748
Redeemable NCI	344	344	715	—	—
Equity	6,898	6,588	6,073	5,535	4,749
Book value per share Old FNF				$22.14	$20.78
Book value per share FNF Group (4)	$22.81	$21.21	$18.87
Book value per share FNFV Group (4)	$15.54	$15.05	$16.31
Other Data:
Orders opened by direct title operations (in 000's)	2,184	2,092	1,914	2,181	2,702
Orders closed by direct title operations (in 000's)	1,575	1,472	1,319	1,708	1,867
Provision for title insurance claim losses as a percent of title insurance premiums (5)	3.3%	5.7%	6.2%	7.0%	7.0%
Title related revenue (6):
Percentage direct operations	68.2%	70.1%	70.0%	60.1%	61.9%
Percentage agency operations	31.8%	29.9%	30.0%	39.9%	38.1%
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

(2)
Investments as of December 31, 2016, 2015, 2014, 2013, and 2012, include securities pledged to secured trust deposits of $544 million, $608 million, $499 million, $261 million, and $278 million, respectively.

(3)
Cash and cash equivalents as of December 31, 2016, 2015, 2014, 2013, and 2012 include cash pledged to secured trust deposits of $331 million, $108 million, $136 million, $339 million, and $266 million, respectively.

(4)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(5)	Includes the effects of the release of $97 million of excess reserves in the quarter ended December 31, 2016.

(6)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2016
Revenue	$2,048	$2,482	$2,517	$2,507
Earnings from continuing operations before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	131	308	271	362
Net earnings attributable to FNF Group common shareholders	73	187	163	231
Net earnings (loss) attributable to FNFV Group common shareholders	1	10	(7)	(8)
Basic earnings per share attributable to FNF Group common shareholders	0.27	0.69	0.60	0.85
Basic earnings (loss) per share attributable to FNFV Group common shareholders	0.01	0.15	(0.11)	(0.12)
Diluted earnings per share attributable to FNF Group common shareholders	0.26	0.67	0.58	0.83
Diluted earnings (loss) per share attributable to FNFV Group common shareholders	0.01	0.14	(0.11)	(0.12)
Dividends paid per share FNF Group common stock	0.21	0.21	0.21	0.25
2015
Revenue	$2,061	$2,395	$2,392	$2,284
Earnings from continuing operations before income taxes, equity in (loss) earnings of unconsolidated affiliates, and noncontrolling interest	151	254	238	224
Net earnings attributable to FNF Group common shareholders	86	160	150	144
Net earnings (loss) attributable to FNFV Group common shareholders	—	10	(18)	(5)
Basic earnings per share attributable to FNF Group common shareholders	0.31	0.57	0.54	0.52
Basic earnings (loss) per share attributable to FNFV Group common shareholders	—	0.12	(0.24)	(0.07)
Diluted earnings per share attributable to FNF Group common shareholders	0.30	0.56	0.53	0.51
Diluted earnings (loss) per share attributable to FNFV Group common shareholders	—	0.12	(0.24)	(0.07)
Dividends paid per share FNF Group common stock	0.19	0.19	0.21	0.21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 7 of this Report.
Recent Developments
On February 27, 2017, Black Knight announced that it has completed the repricing of its existing Term B Facility under its senior secured credit facility (the “Repricing”). The Term B Facility was repriced from 300 basis points to 225 basis points over LIBOR. The LIBOR floor remains at 75 basis points. The repriced loans continue to be due in full on May 27, 2022. See Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion of the terms of the Black Knight Term B Facility. In conjunction with the Repricing, Black Knight’s lenders consented to the previously announced tax-free distribution in which we intend to distribute all 83.3 million shares of Black Knight Financial Services, Inc. common stock that we currently own to FNF Group shareholders.
On February 1, 2017, our Board of Directors adopted a resolution to increase the size of the of our Board of Directors to twelve and elected Raymond R. Quirk to serve on our Board of Directors. Mr. Quirk is the Chief Executive Officer of FNF and has served in that capacity since December 2013. Previously, he served as the President of FNF beginning in April 2008. Since joining FNF in 1985, Mr. Quirk has served in numerous other executive and management positions, including Executive Vice President, Co-Chief Operating Officer, Division Manager and Regional Manager, with responsibilities for managing direct and agency title operations nationally.
On January 31, 2017, Black Knight's Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which Black Knight may repurchase up to 10 million shares of its Class A common stock. The timing and volume of share repurchases will be determined by Black Knight's management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. The repurchase program authorizes Black Knight to purchase its common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
Effective January 1, 2017, Property Insight ("PI"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfers, realigned its commercial relationship with us. In connection with the realignment, responsibility for title plant posting and maintenance, as well as the related Property Insight employees, are now managed by us. Black Knight will continue to own the title plant technology and retain sales responsibility for third parties. The realignment will not have a material impact on our financial condition or results of operations.
On December 7, 2016, we announced that our Board of Directors approved a tax-free plan (the "Plan") whereby (1) we intend to distribute all 83.3 million shares of Black Knight Financial Services Inc. common stock that we currently own to FNF Group shareholders and (2) we intend to redeem all FNFV shares in exchange for shares of common stock of FNFV.  Following the distributions, FNF, FNFV and Black Knight will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. The Plan is subject to the receipt of private letter rulings from the Internal Revenue Service approving the distribution of Black Knight and FNFV shares, filing and acceptance of a registration statement for both the Black Knight and FNFV transactions with the Securities and Exchange Commission, the refinancing of Black Knight's senior notes, which are subject to the FNF guarantee, on reasonable terms, Black Knight and FNFV shareholder approvals and other customary closing conditions. The closing of the tax-free distributions of Black Knight and FNFV are not dependent on one another and will occur separately when the aforementioned closing conditions are met. The closing of the distributions is expected by the end of the third quarter of 2017.
On August 23, 2016, FNF Group completed its acquisition of Commissions, Inc. ("CINC"), a leading provider of web-based real estate marketing and customer relationship management software for elite Realtors® and agent teams across North America, for $229 million. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management. See discussion in Acquisitions in Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Report for further discussion.
During the second quarter of 2016 we invested $30 million in CF Corporation (“CF Corp”, NYSE: CFCOU), a blank check company co-founded by William P. Foley, the Chairman of our Board of Directors. Mr. Foley also serves as the Co-Executive Chairman of CF Corp. As of December 31, 2016, our investment in CF Corp has a fair value of $31 million and is included in Equity securities available for sale on the corresponding Condensed Consolidated Balance Sheet.
On May 16, 2016, Black Knight completed its acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform, for $115 million. eLynx helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. This acquisition positions Black Knight to electronically support the full mortgage origination process. See discussion in Acquisitions in Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Report for further discussion.
On May 2, 2016, we purchased certain shares of common and preferred stock of Ceridian Holding, LLC, the ultimate parent of Ceridian, from third-party minority interest holders for $17 million. As a result of this purchase, our ownership of Ceridian increased from 32% to 33%.
On April 29, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, we exercised our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida from SunTrust Bank for $71 million.
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
Discontinued Operations
On December 31, 2014, we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of our previously owned subsidiary Remy International, Inc. ("New Remy"), a manufacturer and distributer of auto parts, to FNFV shareholders. We've had no continuing involvement in New Remy since the Remy Spin-off. As a result of the Remy Spin-off, the results of New Remy are reflected in the Consolidated Statements of Earnings as discontinued operations for the year ended December 31, 2014. Total revenue included in discontinued operations was $1,173 million for the year ended December 31, 2014. Pre-tax earnings included in discontinued operations was $6 million for the year ended December 31, 2014.
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
As of February 15, 2017, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2015 - 2019 in its "Mortgage Finance Forecast" (in trillions):

	2019	2018	2017	2016	2015
Purchase transactions	$1.2	$1.2	$1.1	$1.0	$0.9
Refinance transactions	0.4	0.4	0.5	0.9	0.8
Total U.S. mortgage originations	$1.6	$1.6	$1.6	$1.9	$1.7
In 2015 and 2016, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Over the same period, existing home sales increased and there was a decline in total housing inventory. In 2017 and beyond, increased mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to decline. The MBA predicts overall mortgage originations in 2017 through 2019 will decrease compared to the 2015 and 2016 periods due to a decrease in refinance transactions, offset by a slight increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.9% in 2016. Additionally, the Conference Board's monthly Consumer Confidence Index has risen sharply at the end of 2016 and into 2017. We believe that improvements in both of these economic indicators, among other indicators which support a generally improving United States economy, present potential tailwinds for mortgage originations and support recent home prices trends.
We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions and of a generally improving United States economy and the negative effects of projected decreases in overall originations will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015, we experienced continual year-over-year increases in the fee per file of commercial transactions. In 2016, we experienced a slight decrease in the volume and fee per file of commercial transactions as compared to 2015. However, as 2015 was a record setting year for our commercial real estate title insurance business, our current year results continue to indicate strong commercial markets.
Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry including for title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
Black Knight
The U.S. mortgage market is large, and the loan life cycle is complex and consists of several stages. The mortgage loan life cycle includes origination, servicing and default. Mortgages are originated through home purchases or refinancings of existing mortgages. Once a mortgage is originated, it is serviced on a periodic basis by mortgage servicers, which may not be the lenders that originated the mortgage. Furthermore, if a mortgage experiences default, it triggers a set of multifaceted processes with an assortment of potential outcomes depending on a mix of variables.
Underlying the three major components of the mortgage loan life cycle is the technology, data and analytics support behind each process, which has become increasingly critical to industry participants due to the complexity of regulatory requirements. As the industry has grown in complexity, participants have responded by outsourcing to large scale specialty providers, automating manual processes and seeking end-to-end solutions that support the processes required to manage the entire mortgage loan life cycle.
Black Knight's various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of its data businesses are directly affected by the volume of real estate transactions and mortgage originations, but many of Black Knight's client contracts for origination technology contain minimum charges.
Black Knight's various businesses are also affected by general economic conditions. For example, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the effect of those events with increased market share or higher fees, it could have a material adverse effect on Black Knight's mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can increase the revenues in Black Knight's specialty servicing technology business that is used to service residential mortgage loans in default. Also, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to Black Knight's origination technology offerings, most specifically its Exchange platform.
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2016%		December 31, 2015%
	(in millions)
Known claims	$166	11.2%	$202	12.8%
IBNR	1,321	88.8	1,381	87.2
Total Reserve for Title Claim Losses	$1,487	100.0%	$1,583	100.0%
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
Our process for recording our reserves for title claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence and development patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation. We recorded our loss provision rate at 5.5% for the nine months ended September 30, 2016 and at 5.0% for the three months ended December 31, 2016. Together with a $97 million adjustment to reduce our prior claims reserves, our average loss provision rate was 3.3% for the year-ended December 31, 2016. Our average loss provision rate was 5.7% and 6.2% for the years ended December 31, 2015 and 2014, respectively. Of such annual amounts, 5.0%, 5.2% and 5.5% related to losses on policies written in the current year, and the remainder related to developments on prior year policies. The decrease in the loss provision rate during 2015 and 2016 was primarily driven by continued positive development in the more recent policy years. In 2016, favorable development of prior year losses of $79 million or 1.7% was accounted for in the provision rate. In 2015 and 2014 adverse development of prior year losses of $22 million or 0.5% of 2015 premium and $26 million or 0.7% of 2014 premium was accounted for in the loss provision rate. See Note L to the Consolidated Financial Statements included in Item 8, Part II of this report for further discussion of the adjustment for prior year loss development made in the current year.
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

During the quarter ended December 31, 2016, we released excess title reserves of $97 million in addition to reducing the current quarter to a 5.0% provision for claims losses. The release of excess reserves was due to analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios and lower policy year loss ratios in recent years. Due to the recent reduction in volatility of prior year ultimate loss ratios, we felt that actual results were more in line with our actuarial analysis and released excess reserves to bring our recorded position in line with current actuarial projections.
The table below presents our title insurance loss development experience for the past three years:

	2016	2015	2014
	(In millions)
Beginning balance	$1,583	$1,621	$1,636
Reserve assumed, net (1)	—	—	52
Change in reinsurance recoverable	(8)	1	7
Claims loss provision related to:
Current year	236	224	202
Prior years (2)	(79)	22	26
Total title claims loss provision	157	246	228
Claims paid, net of recoupments related to:
Current year	(10)	(7)	(5)
Prior years	(235)	(278)	(297)
Total title claims paid, net of recoupments	(245)	(285)	(302)
Ending balance	$1,487	$1,583	$1,621
Title premiums	$4,723	$4,286	$3,671
_____________________

(1)	Reserve of $54 million was recorded as part of the acquisition of LPS on January 2, 2014, and a reserve of $2 million was released as part of the sale of a small title operation.

(2) Reserve of $97 million released in 2016 related to improving development on prior year claim trends.

	2016	2015	2014
Provision for claim losses as a percentage of title insurance premiums:
Current year	5.0%	5.2%	5.5%
Prior years	(1.7)	0.5	0.7
Total provision	3.3%	5.7%	6.2%
Actual claims payments are made up of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2016	$179	$121	$(55)	$245
Year ended December 31, 2015	211	137	(63)	285
Year ended December 31, 2014	207	151	(56)	302
As of December 31, 2016 and 2015, our recorded reserves were $1,487 million and $1,583 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were equal to the mid-point of the provided range of our actuarial estimates of $1.3 billion and $1.7 billion as of December 31, 2016. Our recorded reserves were $86 million above the mid-point of the range of our actuarial estimates as of December 31, 2015.
During 2016 and 2015, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2005-2008. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2009 through 2015 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender 's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Along with the positive development on claims management expenses, our ending open claim inventory decreased from approximately 17,000 claims at December 31, 2015 to approximately 15,000 claims at December 31, 2016. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $47 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2016 title premiums of $4,723 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2016, would result in an increase (decrease) in our provision for title claim losses of approximately $149 million.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,533	—	1,533
Foreign government bonds	—	109	—	109
Mortgage-backed/asset-backed securities	—	58	—	58
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	438	—	—	438
Total assets	$470	$2,715	$—	$3,185

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	768	—	768
Corporate debt securities	—	1,495	—	1,495
Foreign government bonds	—	107	—	107
Mortgage-backed/asset-backed securities	—	71	—	71
Preferred stock available for sale	42	247	—	289
Equity securities available for sale	334	11	—	345
Total assets	$376	$2,816	$—	$3,192

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

As of December 31, 2016 and December 31, 2015 we held no assets nor liabilities measured at fair value using Level 3 inputs.
During the years ended December 31, 2016, 2015 and 2014, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired of $19 million, $14 million, and $6 million, respectively. Refer to Note D to the Consolidated Financial Statements included in Item 8, Part II of this Report for further discussion.
Included in our Investments as of December 31, 2016 are various holdings in foreign securities as follows (in millions):

	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Market Value
	(In millions)
Available for sale securities:
Australia	$22	$22	—	$—	$22
Belgium	41	40	1	—	41
Canada	46	50	1	(5)	46
China	8	8	—	—	8
France	19	19	—	—	19
Germany	46	46	—	—	46
Ireland	39	39	—	—	39
Japan	67	67	—	—	67
South Korea	8	8	—	—	8
Netherlands	5	5	—	—	5
Norway	10	10	—	—	10
New Zealand	74	78	—	(4)	74
Switzerland	9	9	—	—	9
United Kingdom	68	68	—	—	68
Total	$462	$469	$2	$(9)	$462
We have reviewed all of these securities as of December 31, 2016 and do not believe that there is a risk of significant credit loss as these securities are in a gross unrealized gain position of $2 million and a gross unrealized loss position of $9 million. We held no European sovereign debt at December 31, 2016.
Goodwill.  We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2016 and 2015, goodwill aggregated was $5,065 million and $4,756 million, respectively. The majority of our goodwill as of December 31, 2016 relates to goodwill recorded in connection with the LPS acquisition on January 2, 2014, as well as the Chicago Title merger in 2000. Refer to Note F to the Consolidated Financial Statements included in Item 8, Part II of this Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that our fair value exceeds our carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2016, 2015, or 2014. As of December 31, 2016, we have determined that our goodwill has a fair value which substantially exceeds our carrying value.
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
We recorded $1 million and $11 million in impairment expense to other intangible assets during the years ended December 31, 2016 and 2014. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Core Corporate & Other segment.The impairment in 2014 was to tradenames in our Restaurant Group. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2015.
Title Revenue Recognition.   Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete.
Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 86 - 91% reported within three months following closing, an additional 9 - 11% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, of agent premiums earned in 2016, 76.0% of agent premiums earned in 2015 and 75.7% of agent premiums earned in 2014. We also record a provision for claim losses at our average provision rate at the time we record the accrual for the premiums, which was 5.4%, excluding the release of excess reserves relating to prior years of $97 million, for 2016, 5.7% for 2015 and 6.2% for 2014, and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is approximately 11% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was an increase of $4 million for the year ended December 31, 2016, a decrease of $5 million for the year ended 2015 and a decrease of $9 million for the year ended 2014. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $53 million and $45 million at December 31, 2016 and 2015, respectively, which represents agency premiums of approximately $267 million and $230 million at December 31, 2016 and 2015, respectively, and agent commissions of $214 million and $185 million at December 31, 2016 and 2015, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
Black Knight Revenue Recognition. In our Black Knight segment, we recognize revenues in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements and the allocation of the consideration based on each element’s relative selling price. Clients receive certain contract elements over time and changes to the elements in an arrangement or, in our determination, to the relative selling price for these elements, could materially affect the amount of earned and unearned revenues reflected in our financial statements.
The primary judgments relating to revenue recognition include determining whether (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and

(iv) collectability is reasonably assured. Judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.
If the deliverables under a contract are software related, Black Knight determines the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence ("VSOE") of the fair value for the individual deliverables, can affect both the amount and the timing of revenue recognition under these agreements. The inability to establish VSOE of the fair value for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE of the fair value for software maintenance using a stated renewal rate within the contract, Black Knight uses judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, Black Knight uses contract accounting when the arrangement with the client includes significant customization, modification or production of software. For elements accounted for under contract accounting, revenues are recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.
Black Knight is often party to multiple concurrent contracts with the same client. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination Black Knight considers the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.
Due to the large number, broad nature and average size of individual contracts Black Knight is a party to, the effect of judgments and assumptions applied in recognizing revenues for any single contract is not likely to have a material effect on our Black Knight segment or our consolidated operations. However, the broader accounting policy assumptions that Black Knight applies across similar arrangements or classes of clients could significantly influence the timing and amount of revenues recognized in our results of operations.
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
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We did not record any impairments for software in the year ended December 31, 2016. We recorded impairment charges of $1 million and $5 million in the years ended December 31, 2015 and 2014, respectively, for abandoned software development projects.
Certain Factors Affecting Comparability
Year ended December 31, 2015. On September 28, 2015 we distributed all of our shares of J. Alexander's to the holders of FNFV Group Common Stock. As a result of this distribution, the results of operations for the year ended December 31, 2015 include the results from J. Alexander's through the date of the distribution.
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

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$2,097	$2,009	$1,727
Agency title insurance premiums	2,626	2,277	1,944
Escrow, title-related and other fees	3,546	3,324	2,804
Restaurant revenue	1,158	1,412	1,436
Interest and investment income	129	123	126
Realized gains and losses, net	(2)	(13)	(13)
Total revenue	9,554	9,132	8,024
Expenses:
Personnel costs	2,832	2,671	2,540
Agent commissions	1,998	1,731	1,471
Other operating expenses	1,944	1,881	1,643
Cost of restaurant revenue	984	1,195	1,220
Depreciation and amortization	431	410	403
Provision for title claim losses	157	246	228
Interest expense	136	131	127
Total expenses	8,482	8,265	7,632
Earnings from continuing operations before income taxes and equity in (loss) earnings of unconsolidated affiliates	1,072	867	392
Income tax expense	372	290	312
Equity in (loss) earnings of unconsolidated affiliates	(8)	(16)	432
Net earnings from continuing operations	$692	$561	$512
 Revenues.
Total revenue in 2016 increased $422 million compared to 2015, primarily due to an increase in closed order volumes in our direct title business, increases in agent remittances, increased revenue in our Black Knight segment, and increased revenue associated with growth and acquisitions at OneDigital. Total revenue in 2015 increased $1,108 million compared to 2014, primarily due to an increase in closed order volumes in our direct title business, increases in agent remittances, an increase in revenue in our Black Knight segment, and increases related to businesses acquired in 2015 and late 2014.
Total net earnings from continuing operations increased $131 million in the year ended December 31, 2016, compared to the 2015 period. The increase consisted of a $138 million increase at FNF Group and a $7 million decrease at FNFV. Total net earnings from continuing operations increased $49 million in the year ended December 31, 2015, compared to the 2014 period. The increase consisted of a $310 million increase at FNF Group and a $261 million decrease at FNFV.
The change in revenue and net earnings is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $129 million, $123 million, and $126 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in 2016 as compared to 2015 is primarily attributable to increased yield on our fixed maturity holdings and increased dividend income on our equity and preferred securities, offset by a decrease in average invested assets. The decrease in 2015 as compared to 2014 is due to decreased bond yields and a change in portfolio mix. The effective return on average invested assets, excluding realized gains and losses, was 3.6%, 3.4%, and 3.6% for the years ended December 31, 2016, 2015, and 2014, respectively.
Net realized losses totaled $2 million, $13 million, and $13 million for the years ended December 31, 2016, 2015, and 2014, respectively. The net realized losses for the year ended December 31, 2016 included a realized gain of $15 million related to the disposition of an other long term investment, $12 million for gains on sales of available for sale investments, and a gain of $2 million related to the favorable outcome of litigation. The gains were more than offset by losses of $13 million on impairments of available for sale investments, $3 million for impairment of an equity method investment, losses of $6 million related to impairments of other assets at our Restaurant Group, $4 million for losses on disposal of fixed assets, a loss of $3 million on the impairment of an other long-term investment, a $1 million loss related to the impairment of an other intangible asset, and $1 million in realized losses related to other individually insignificant items. The net realized loss for the year ended December 31, 2015 included a net realized gain of $1 million on our investment portfolio, net realized gains of $16 million due to favorable settlement of litigation, net realized losses of $19 million due to impairment of long-lived assets at our Restaurant Group, net realized losses of $5 million on early redemption of Black Knight corporate bonds, and $6 million of miscellaneous other net realized losses. The net realized loss for the year ended December 31, 2014 includes net realized gains of $9 million on the sales of various investments and gains of $11 million on consolidation of previously owned minority interests. These gains were offset by a $6 million impairment write down on bonds, asset impairments of $25 million, and $2 million in losses on other individually insignificant items.
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
Income tax expense was $372 million, $290 million, and $312 million for the years ended December 31, 2016, 2015, and 2014, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2016, 2015, and 2014 was 34.7%, 33.4%, and 79.6%, respectively. The increase in the effective tax rate in 2016 from 2015 is primarily related to lower tax exempt interest income, tax credits and an increase in non-deductible expenses. The decrease in the effective tax rate in 2015 from 2014 is primarily related to reduced taxes associated with the reduction in Equity in (loss) earnings of unconsolidated affiliates. The fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.
 Equity in (loss) earnings of unconsolidated affiliates was $(8) million, $(16) million, and $432 million for the years ended December 31, 2016, 2015, and 2014, respectively, and consisted of our equity in the net (loss) earnings of Ceridian and other investments in unconsolidated affiliates. The decrease in equity in losses in 2016 from 2015 is primarily related to lower net losses at Ceridian and increased earnings for various other of our equity method investments. The decrease in equity in earnings in 2015 from in 2014 is primarily due to our $495 million portion of the Ceridian gain on the sale of Comdata to Fleetcor in 2014.

Segment Results of Operations
FNF Core Operations
 Title
The following table presents the results of our Title segment for the years indicated:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Revenues:
Direct title insurance premiums	$2,097	$2,009	$1,727
Agency title insurance premiums	2,626	2,277	1,944
Escrow, title-related and other fees	2,128	2,005	1,855
Interest and investment income	127	123	122
Realized gains and losses, net	—	14	(4)
Total revenue	6,978	6,428	5,644
Expenses:
Personnel costs	2,214	2,090	1,896
Other operating expenses	1,436	1,381	1,370
Agent commissions	1,998	1,731	1,471
Depreciation and amortization	148	144	145
Provision for title claim losses	157	246	228
Total expenses	5,953	5,592	5,110
Earnings before income taxes	$1,025	$836	$534
Orders opened by direct title operations (in 000's)	2,184	2,092	1,914
Orders closed by direct title operations (in 000's)	1,575	1,472	1,319
Total revenues in 2016 increased $550 million or 9% compared to 2015. Total revenues in 2015 increased $784 million or 14% compared to 2014. The increase in the years ended December 31, 2016 and 2015 is primarily attributable to improvements in the overall real estate markets driving increases in closed order volumes, increased remittances from agents, and revenue associated with acquisitions.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$2,097	44.4%	$2,009	46.9%	$1,727	47.0%
Title premiums from agency operations	2,626	55.6	2,277	53.1	1,944	53.0
Total title premiums	$4,723	100.0%	$4,286	100.0%	$3,671	100.0%
Title premiums increased 10% in the year ended December 31, 2016 as compared to the 2015 period. The increase was made up of an increase in premiums from direct operations of $88 million, or 4% and an increase in premiums from agency operations of $349 million, or 15%. Title premiums increased 16.8% in the year ended December 31, 2015 as compared to the 2014 period. The increase was made up of an increase in premiums from direct operations of $282 million or 16%, and an increase in premiums from agency operations of $333 million, or 17%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2016	2015	2014

Opened title insurance orders from purchase transactions (1)	53.5%	54.0%	57.4%
Opened title insurance orders from refinance transactions (1)	46.5	46.0	42.6
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	54.1%	54.5%	58.6%
Closed title insurance orders from refinance transactions (1)	45.9	45.5	41.4
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in 2016, primarily due to an increase in closed order volumes as compared to the prior year. Closed order volumes were 1,575,000 in the year ended December 31, 2016 compared with 1,472,000 in the year ended December 31, 2015. This represented an increase of 7%. The increase in closed order volumes was primarily related to an increase in purchase and refinance transactions in the year ended December 31, 2016 compared to the 2015 period.
The average fee per file in our direct operations was $2,065 in both the years ended December 31, 2016 and 2015. The flat average fee per file year over year reflects a stable average fee per file in both commercial and residential transactions driven by a consistent proportion of refinance to purchase transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of an increase in overall mortgage origination trends, an increase in remitted agency premiums due to strength in agency driven real estate markets and an increase in the number of independent agents with which we transacted business period over period.
Escrow, title related and other fees increased by $123 million, or 6%, in the year ended December 31, 2016 from the 2015 period. Escrow fees, which are more directly related to our direct operations, increased $102 million, or 15%, in the year ended December 31, 2016 compared to the 2015 period. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $21 million, or 1%, in the year ended December 31, 2016 compared to the 2015 period. The increase in other fees was primarily attributable to revenue growth associated with our home warranty businesses as well as acquisitions made in the current year. Escrow, title related and other fees increased by $150 million, or 8%, in the year ended December 31, 2015 from the 2014 period. Escrow fees, which are more directly related to our direct operations, increased $111 million, or 19%, in the year ended December 31, 2015 compared to the 2014 period. The increase is consistent with the increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $39 million, or 3%, in the year ended December 31, 2015 compared to the 2014 period. The increase in other fees was primarily attributable to revenue associated with Buyers Protection Group, acquired in 2015.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $4 million in the year ended December 31, 2016 compared to the 2015 period and increased $1 million in the year ended December 31, 2015 compared to the 2014 period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $124 million, or 6% increase in the year ended December 31, 2016 compared to the 2015 period is primarily related to additional expense associated with the increased order volumes and acquisitions in the current year. The $194 million, or 10% increase in the year ended December 31, 2015 compared to the 2014 period is primarily related to additional expense associated with the increased order volumes, acquisitions in the 2015 period, and increased costs associated with the implementation of TRID. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 52% for both years ended December 31, 2016 and 2015. Average employee count in the Title segment was 21,999 and 20,819 in the years ended December 31, 2016 and 2015, respectively.
Other operating expenses increased $55 million, or 4% in the year ended December 31, 2016 from the 2015 period. Other operating expenses increased consistently with the increase in direct title premiums and escrow, title-related and other fee income offset by other miscellaneous cost reductions. Other operating expenses increased $11 million, or 1% in the year ended December 31, 2015 from the 2014 period. Other operating expenses increased consistently with the increase in direct title premiums and escrow, title-related and other fee income offset by other miscellaneous cost reductions.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,626	100.0%	$2,277	100.0%	$1,944	100.0%
Agent commissions	1,998	76.1	1,731	76.0	1,471	75.7
Net retained agent premiums	$628	23.9%	$546	24.0%	$473	24.3%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums in the year ended December 31, 2016 remained consistent with the 2015 and 2014 periods.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective July 1, 2015, we revised our loss provision rate to 5.5% from 6% and effective October 1, 2016, we revised our loss provision rate to 5.0% from 5.5% primarily due to favorable development on more recent policy year claims.
The claim loss provision for title insurance was $157 million, $246 million, and $228 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts reflected average claim loss provision rates of 3.3% for 2016, 5.7% for 2015, and 6.2% of title premiums for 2014. The decrease in the provision in 2016 reflects the release of excess title reserves of $97 million as well as a reduction in the loss provision rate from 5.5% to 5.0% in the fourth quarter of 2016. The release of excess reserves and change in provision rate was due to analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios and lower policy year loss ratios in recent years. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.
Black Knight
The following table presents the results of our Black Knight segment for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Escrow, title related and other fees	$1,026	$931	$852
Realized gains and losses, net	—	(5)	—
Total revenues	1,026	926	852
Expenses:
Personnel costs	396	382	449
Other operating expenses	197	161	199
Depreciation and amortization	208	194	188
Interest expense	64	50	31
Total expenses	865	787	867
Earnings (loss) from continuing operations before income taxes	$161	$139	$(15)
Total revenues for the Black Knight segment increased $100 million in the year ended December 31, 2016 compared to the 2015 period. The increase was primarily driven by higher average loan volumes on its mortgage servicing platform, price increases and new client wins in its servicing technology business; by prior year client implementations, higher transaction volumes, and the acquisition of eLynx, offset by lower professional services revenue in its origination technology business; and by current year acquisitions offset by lower upfront revenues from long-term strategic license deals in its data and analytics business. Total revenues for the Black Knight segment increased $74 million in the year ended 2015 compared to the 2014 period. The increase was driven by higher loan counts as well as increased usage and communication fees in its servicing technology business; by increased professional services and processing revenues from loan origination systems clients and revenues from Closing Insight clients in its origination technology business; and by additional revenue from long-term strategic license deals in its data and analytics segment.
Personnel costs increased by $14 million, or 4% in the year ended December 31, 2016 compared to the 2015 period. The increase was primarily driven by current period acquisitions and by higher compensation and employee-related costs as it expanded certain corporate functions in 2016 to support continued growth. Personnel costs decreased by $67 million, or 15% in the year ended December 31, 2015 compared to the 2014 period. The decrease was primarily driven by increased costs in the 2014 period associated with the acquisition and integration of LPS.
Other operating expenses increased by $36 million, or 22%, in the year ended December 31, 2016 compared to the 2015 period. The increase was primarily driven by current period acquisitions and lower capitalized software development and deferred implementation costs. Other operating expenses decreased by $38 million, or 19%, in the year ended December 31, 2015 compared to the 2014 period. The decrease was primarily driven by increased costs in the 2014 period associated with the acquisition and integration of LPS.
Depreciation and amortization increased by $14 million, or 7%, in the year ended December 31, 2016 compared to the 2015 period. The increase was primarily driven by the amortization of deferred contract costs relating to client implementations, including accelerated amortization related to certain deferred implementation costs, the amortization from new software development, offset by lower amortization of customer relationship assets.
Interest expense increased $14 million in the year ended December 31, 2016 compared to the 2015 period. Interest expense increased $19 million in the year ended December 31, 2015 compared to the 2014 period. The increase in both periods is attributable to new third party debt issued in connection with Black Knight's initial public offering in May 2015.
Earnings from continuing operations before income taxes increased $22 million in the year ended December 31, 2016 compared to the 2015 period. The increase is primarily attributable to the increased revenue discussed above. Earnings from continuing operations before income taxes increased $154 million in the year ended December 31, 2015 compared to the 2014 period. The increase is primarily attributable to the increased revenue and decreased expenses discussed above.
FNF Core Corporate and Other
The FNF Core Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate operations. This segment also includes the operations of CINC acquired in the third quarter of 2016. Also included in this segment are eliminations of revenues and expenses between our other core segments.
The FNF Core Corporate and Other segment generated revenues of $215 million, $180 million and $(6) million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in the year ended December 31, 2016 is primarily driven by growth at our real estate companies and current period acquisitions. The increase in the year ended December 31, 2015 from the 2014 period was primarily driven by revenue of $183 million from Pacific Union, a luxury real estate broker based in California in which we acquired a controlling stake in December 2014.
Other operating expenses in the FNF Core Corporate and Other segment were $204 million, $172 million and $(12) million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in the 2016 period from 2015 is due to growth of our real estate subsidiaries and current period acquisitions. The increase in the 2015 period from 2014 is primarily due to expenses of $162 million from Pacific Union.
Interest expense was $62 million, $72 million and $91 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in all periods is attributable to the payoff of the the FNF term loan in May 2015 upon the initial public offering of Black Knight.
This segment generated pretax losses of $122 million, $113 million and $113 million for the years ended December 31, 2016, 2015 and 2014, respectively.

FNFV
Restaurant Group
The results of operations for the Restaurant Group for the year ended December 31, 2015 include the results of J. Alexander's through September 28, 2015, the date it was distributed to common shareholders of FNFV and of the Max & Erma's concept, which was sold pursuant to an Asset Purchase Agreement on January 25, 2016.
The following table presents the results from operations of our Restaurant Group segment:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Revenues:
Restaurant revenue	$1,158	$1,412	$1,436
Realized gains and losses, net	(6)	(19)	(13)
Total revenues	1,152	1,393	1,423
Expenses:
Personnel costs	53	65	69
Cost of restaurant revenue	984	1,195	1,220
Other operating expenses	67	71	61
Depreciation and amortization	42	49	52
Interest expense	5	6	8
Total expenses	1,151	1,386	1,410
Earnings from continuing operations before income taxes	$1	$7	$13
Total revenues for the Restaurant group segment decreased $241 million, or 17% in the year ended December 31, 2016 from the 2015 period and are primarily attributable to our distribution of J. Alexander's to shareholders in September 2015 and the sale of Max and Erma's in January 2016. Total revenues for the Restaurant group segment decreased $30 million, or 2% in the year ended December 31, 2015 from the 2014 period primarily due to the inclusion of the results of J. Alexander's through September 28, 2015 compared to the full calendar year 2014.
Cost of restaurant revenue decreased $211 million or 18% in the year ended December 31, 2016 from the 2015 period. Cost of restaurant revenue decreased $25 million or 2% in the year ended December 31, 2015 from the 2014 period. The change in both periods is consistent with the change in total revenue.
Earnings from continuing operations before income taxes decreased $6 million in the year ended December 31, 2016 from the 2015 period and in the year ended December 31, 2015 from the 2014 period.
FNFV Corporate and Other
The FNFV Corporate and Other segment consists of the operations of the parent holding company including OneDigital, operations of our unconsolidated investment in Ceridian, certain other unallocated corporate overhead expenses, and other smaller investments.
The FNFV Corporate and Other segment generated revenues of $183 million, $205 million, and $111 million for the years ended December 31, 2016, 2015, and 2014, respectively. Revenues decreased $22 million in 2016 compared to 2015 primarily due the inclusion of revenue related to the sale of Cascade Timberlands in the 2015, offset by revenue growth at OneDigital and acquisitions in 2016. Revenues increased in the 2015 period compared to 2014 primarily due to $85 million of revenue recorded related to the sale of Cascade Timberlands in January 2015 and increased revenue at OneDigital resulting from 2015 acquisitions.
Personnel costs were $111 million, $92 million, and $101 million in the years ended December 31, 2016, 2015, and 2014, respectively. The increase in the 2016 period of $19 million is primarily attributable to acquisitions and growth at OneDigital. The decrease of $9 million in the 2015 period from 2014 is primarily due to the inclusion of $19 million of expense related to our Investment Success Incentive Program in the 2014 period, offset by increased costs related to 2015 acquisitions.
Other operating expenses for the FNFV Corporate and Other segment were $40 million, $96 million, and $25 million in the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in the 2016 period from 2015 and the increase in the 2015 period from 2014 is primarily attributable to $73 million in expense recorded in 2015 related to the sale of Cascade Timberlands. The decrease in the 2016 period was offset by increased expenses related to current period acquisitions.

This segment generated pretax earnings (losses) of $7 million, $(2) million, and $(27) million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase each period is attributable to the aforementioned changes in revenues and other operating expenses.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.88 per share during 2016, or approximately $239 million. On February 1, 2017, our Board of Directors formally declared a $0.25 per share cash dividend that is payable on March 31, 2017 to FNF Group shareholders of record as of March 17, 2017. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2016, $2,149 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2017, our title insurance subsidiaries can pay or make distributions to us of approximately $372 million. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
Three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, have filed applications to redomesticate from their existing states of domicile to a new state of domicile. The anticipated redomestications are subject to prior regulatory approval, which may be received in the first quarter of 2017. If the anticipated redomestications are approved, the Company may receive a special dividend from the title insurance underwriters in 2017 related to such redomestication. This special dividend would be due in part to differences in the laws among the states of domicile.
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
We are focused on evaluating our FNFV assets and investments as potential vehicles for creating liquidity. Our intent is to use that liquidity for general corporate purposes, including potentially reducing debt, repurchasing shares of our stock, other strategic initiatives and/or conserving cash.

 Our cash flows provided by operations for the years ended December 31, 2016, 2015, and 2014 were $1,162 million, $951 million and $594 million, respectively. The increase in cash provided by operations of $211 million from 2016 to 2015 is primarily attributable to increased earnings from operations before equity in earnings of unconsolidated affiliates of $123 million, lower claims payments of $40 million, and lower payments in the 2016 period under our executive investment success bonus program of $27 million, offset by increased payments for income taxes in 2016 compared to 2015 of $118 million. The remaining change in the 2016 period from the 2015 period is attributable to timing of receivables and payables. The change in 2015 from 2014 is primarily due to increased earnings from operations before equity in earnings of unconsolidated affiliates of $497 million and lower claims payments of $17 million, offset by increased payments for income taxes in 2015 compared to 2014 of $175 million. The remaining change in the 2015 period from the 2014 period is attributable to timing of receivables and payables.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $290 million, $241 million and $210 million for the years ended December 31, 2016, 2015, and 2014, respectively. The 2016 period consists of capital expenditures of $147 million in our Title segment, $80 million in our Black Knight segment, $50 million in our Restaurant Group segment, and $13 million in other FNFV Group expenditures. The increase in the 2016 period from the 2015 period is primarily due to the purchase of our corporate headquarters for $71 million in the second quarter of 2016, offset by miscellaneous reductions in spending on capital expenditures in our Title and Black Knight segments. The increase in the 2015 period from the 2014 period is primarily attributable to increased investments in property and equipment in our Title segment and increased expenditures on property and equipment and software at Black Knight.
 Financing. For a description of our financing arrangements see Note J to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Part II, Item 7.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
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
As of December 31, 2016, our required annual payments relating to these contractual obligations were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Notes payable	$377	$392	$180	$686	$4	$1,127	$2,766
Operating lease payments	206	175	144	110	78	209	922
Pension and other benefit payments	18	17	16	15	14	100	180
Title claim losses	221	212	173	147	95	639	1,487
Unconditional purchase obligations	228	78	17	9	1	—	333
Interest on fixed rate notes payable	64	53	45	45	45	44	296
Total	$1,114	$927	$575	$1,012	$237	$2,119	$5,984
As of December 31, 2016, we had title insurance reserves of $1,487 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
 The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2016 to determine the amount of the obligations.
Black Knight has data processing and maintenance commitments with various vendors. We used current outstanding contracts with the vendors to determine the amount of the obligations.
We sponsor multiple pension plans and other post-retirement benefit plans. See Note O of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information.
Capital Stock Transactions.  On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total of 5,651,518 shares for $62 million, or an average of $10.94 per share under these programs. Since the original commencement of the plan adopted February 18, 2016, we have repurchased a total of 3,955,000 shares for $45 million, or an average of $11.40 per share, and there are 11,045,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total 6,014,000 FNF Group shares under this program for $206 million, or an average price of $34.26 per share. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than our escrow operations.  In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $14.0 billion and $14.3 billion at December 31, 2016 and 2015, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
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
At December 31, 2016, we had $2,746 million in long-term debt, of which $1,338 million bears interest at a floating rate. Our fixed maturity investments, certain preferred stocks and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk. On January 20, 2016, Black Knight entered into two interest rate swap agreements to hedge forecasted monthly interest rate payments on $400 million of its floating rate debt ($200 million notional value each) (the “Swap Agreements”). The Swap Agreements were designated as cash flow hedging instruments. Under the terms of the Swap Agreements, Black Knight receives payments based on the 1-month LIBOR rate and pays a weighted average fixed rate of 1.01%. A portion of the amount included in Accumulated other comprehensive loss is reclassified into Interest expense as a yield adjustment as interest payments are made on the term and revolving loans. In accordance with the authoritative guidance for fair value measurements, the inputs used to determine the estimated fair value of Black Knight's interest rate swaps are Level 2-type measurements. Black Knight considered its own credit risk and the credit risk of the counterparties when determining the fair value of its interest rate swaps. The effective term for the Swap Agreements is February 1, 2016 through January 31, 2019.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2016, we held $438 million in marketable equity securities (not including our investments in preferred stock of $315 million at December 31, 2016 and our Investments in unconsolidated affiliates, which amounted to $558 million at December 31, 2016). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, short-term investments, and trade receivables. We require placement of cash in financial institutions evaluated as highly creditworthy.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 20.6% of total liabilities at December 31, 2016) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2016 and December 31, 2015, are as follows:
 Interest Rate Risk
At December 31, 2016, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred stock which are tied to interest rates of $59 million as compared with a (decrease) increase of $72 million at December 31, 2015.
For the years ended December 31, 2016 and 2015, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in a decrease in the interest expense on our outstanding floating rate debt of $11 million, as the current LIBOR rate is less than 1%. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense on our outstanding floating rate debt of $14 million for the year ended December 31, 2016. See Note J of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for further details of our notes payable.
Equity Price Risk
At December 31, 2016, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $88 million, as compared with an increase (decrease) of $69 million at December 31, 2015.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity National Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity National Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP
Jacksonville, Florida
February 27, 2017
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity National Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 ////s/ KPMG LLP

Jacksonville, Florida
February 27, 2017
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2016 and 2015, includes pledged fixed maturities of $332 and $342, respectively, related to secured trust deposits	$2,432	$2,558
Preferred stock available for sale, at fair value	315	289
Equity securities available for sale, at fair value	438	345
Investments in unconsolidated affiliates	558	521
Other long-term investments	54	106
Short-term investments, includes pledged short term investments of $212 and $266 at December 31, 2016 and 2015, respectively, related to secured trust deposits	487	1,034
Total investments	4,284	4,853
Cash and cash equivalents, at December 31, 2016 and 2015, includes pledged cash of $331 and $108, respectively, related to secured trust deposits	1,323	780
Trade and notes receivables, net of allowance of $26 and $32 at December 31, 2016 and 2015, respectively	531	500
Goodwill	5,065	4,756
Prepaid expenses and other assets	639	615
Capitalized software, net	580	553
Other intangible assets, net	1,030	969
Title plants	395	395
Property and equipment, net	616	510
Total assets	$14,463	$13,931

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$1,434	$1,283
Income taxes payable	65	45
Notes payable	2,746	2,793
Reserve for title claim losses	1,487	1,583
Secured trust deposits	860	701
Deferred tax liability	629	594
Total liabilities	7,221	6,999
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2016 and 2015; outstanding of 272,205,261 and 275,781,160 as of December 31, 2016 and 2015, respectively; and issued of 285,041,900 and 282,394,970 as of December 31, 2016 and 2015, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2016 and 2015; outstanding of 66,416,822 and 72,217,882 as of December 31, 2016 and 2015, respectively; and issued of 80,581,675 and 80,581,466 as of December 31, 2016 and 2015, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,848	4,795
Retained earnings	1,784	1,374
Accumulated other comprehensive loss	(13)	(69)
Less: Treasury stock, 27,001,492 shares and 14,977,394 shares as of December 31, 2016 and 2015, respectively, at cost	(623)	(346)
Total Fidelity National Financial, Inc. shareholders’ equity	5,996	5,754
Noncontrolling interests	902	834
Total equity	6,898	6,588
Total liabilities, redeemable non-controlling interest and equity	$14,463	$13,931

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2016	2015	2014
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$2,097	$2,009	$1,727
Agency title insurance premiums	2,626	2,277	1,944
Escrow, title-related and other fees	3,546	3,324	2,804
Restaurant revenue	1,158	1,412	1,436
Interest and investment income	129	123	126
Realized gains and losses, net	(2)	(13)	(13)
Total revenues	9,554	9,132	8,024
Expenses:
Personnel costs	2,832	2,671	2,540
Agent commissions	1,998	1,731	1,471
Other operating expenses	1,944	1,881	1,643
Cost of restaurant revenue	984	1,195	1,220
Depreciation and amortization	431	410	403
Provision for title claim losses	157	246	228
Interest expense	136	131	127
Total expenses	8,482	8,265	7,632
Earnings from continuing operations before income taxes and equity in (loss) earnings of unconsolidated affiliates	1,072	867	392
Income tax expense on continuing operations	372	290	312
Earnings from continuing operations before equity in (loss) earnings of unconsolidated affiliates	700	577	80
Equity in (loss) earnings of unconsolidated affiliates	(8)	(16)	432
Net earnings from continuing operations	692	561	512
Earnings from discontinued operations, net of tax	—	—	7
Net earnings	692	561	519
Less: Net earnings (loss) attributable to non-controlling interests	42	34	(64)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$650	$527	$583

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to Old FNF common shareholders			$83
Net earnings from discontinued operations, attributable to Old FNF common shareholders			6
Net earnings attributable to Old FNF common shareholders			$89

Net earnings attributable to FNF Group common shareholders	$654	$540	$214

Net (loss) earnings from continuing operations, attributable to FNFV Group common shareholders	$(4)	$(13)	$283
Net loss from discontinued operations, attributable to FNFV Group common shareholders	—	—	(3)
Net (loss) earnings attributable to FNFV Group common shareholders	$(4)	$(13)	$280
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (continued)

	Year Ended December 31,
	2016	2015	2014

Earnings per share
Basic
Net earnings per share from continuing operations attributable to Old FNF common shareholders			$0.31
Net earnings per share from discontinued operations attributable to Old FNF common shareholders			0.02
Net earnings per share attributable to Old FNF common shareholders			$0.33

Net earnings per share attributable to FNF Group common shareholders	$2.40	$1.95	$0.77

Net (loss) earnings from continuing operations attributable to FNFV Group common shareholders	$(0.06)	$(0.16)	$3.08
Net loss from discontinued operations attributable to FNFV Group common shareholders	—	—	(0.04)
Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.06)	$(0.16)	$3.04

Diluted
Net earnings per share from continuing operations attributable to Old FNF common shareholders			$0.30
Net earnings per share from discontinued operations attributable to Old FNF common shareholders			0.02
Net earnings per share attributable to Old FNF common shareholders			$0.32

Net earnings per share attributable to FNF Group common shareholders	$2.34	$1.89	$0.75

Net (loss) earnings from continuing operations attributable to FNFV Group common shareholders	(0.06)	(0.16)	3.05
Net loss from discontinued operations attributable to FNFV Group common shareholders	—	—	(0.04)
Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.06)	$(0.16)	$3.01

Weighted average shares outstanding Old FNF common stock, basic basis			138
Weighted average shares outstanding Old FNF common stock, diluted basis			142
Cash dividends paid per share Old FNF common stock			$0.36

Weighted average shares outstanding FNF Group common stock, basic basis	272	277	138
Weighted average shares outstanding FNF Group common stock, diluted basis	280	286	142
Cash dividends paid per share FNF Group common stock	$0.88	$0.80	$0.37

Weighted average shares outstanding FNFV Group common stock, basic basis	67	79	46
Weighted average shares outstanding FNFV Group common stock, diluted basis	70	82	47
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net earnings	$692	$561	$519
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	38	(38)	(1)
Unrealized gain (loss) relating to investments in unconsolidated affiliates	10	(27)	(10)
Unrealized gain (loss) on foreign currency translation and cash flow hedging	2	(8)	(17)
Minimum pension liability adjustment	6	2	(12)
Other comprehensive earnings (loss)	56	(71)	(40)
Comprehensive earnings	748	490	479
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	41	34	(64)
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$707	$456	$543

Comprehensive earnings attributable to Old FNF common shareholders			$111

Comprehensive earnings attributable to FNF Group common shareholders	$703	$494	$184

Comprehensive earnings (loss) attributable to FNFV Group common shareholders	$4	$(38)	$241

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	FNF Class A Common Stock		FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2013	292	$—	—	$—	—	$—	$4,642	$1,089	$37	42	$(707)	$474	$5,535	$—
Acquisition of LPS	26	—	—	—	—	—	839	—	—	—	—	—	839	—
Exercise of stock options	1	—	1	—	—	—	40	—	—	—	—	—	40	—
Recapitalization of FNF stock	(277)	—	277	—	92	—	(6)	—	—	—	—	—	(6)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	—	—	16	—	—	—	—	—	16	—
Issuance of restricted stock	—	—	1	—	1	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized (loss) on investments and other financial instruments	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Other comprehensive earnings — unrealized (loss) on investments in unconsolidated affiliates	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)	—
Other comprehensive earnings — unrealized (loss) on foreign currency and cash flow hedging	—	—	—	—	—	—	—	—	(17)	—	—	(8)	(25)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(6)	(18)	—
Stock-based compensation	—	—	—	—	—	—	32	—	—	—	—	(9)	23	28
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	—	—	(11)	—	(11)	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	(1)	—	—	—	—	22	21	—
Contribution by minority owner in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)	687
Retirement of treasury shares	(42)		—	—	—	—	(707)	—	—	(42)	707	—	—	—
Distribution of Remy to FNFV Group Shareholders	—	—	—	—	—	—	—	(319)	5	—	—	(279)	(593)	—
Dividends declared	—	—	—	—	—	—	—	(203)	—	—	—	—	(203)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)	—
Net earnings	—	—	—	—	—	—	—	583	—	—	—	(64)	519	—
Balance, December 31, 2014	—	$—	279	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - Continued

	Fidelity National Financial, Inc. Common Shareholders
	FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2014	279	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
Gain on Black Knight IPO	—	—	—	—	53	—	—	—	—	(96)	(43)	—
Proceeds Black Knight IPO	—	—	—	—	—	—	—	—	—	475	475	—
Exercise of stock options	2	—	—	—	26	—	—	—	—	—	26	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	(6)	—	—	—	—	—	(6)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	21	—	—	—	—	—	21	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Equity offering costs	—	—	—	—	(1)	—	—	—	—	—	(1)	—
Other comprehensive earnings — unrealized (loss) on investments and other financial instruments	—	—	—	—	—	—	(38)	—	—	—	(38)	—
Other comprehensive earnings — unrealized (loss) on investments in unconsolidated affiliates	—	—	—	—	—	—	(27)	—	—	—	(27)	—
Other comprehensive earnings — unrealized (loss) on foreign currency and cash flow hedging	—	—	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	2	—	—	—	2	—
Stock-based compensation	—	—	—	—	38	—	—	—	—	(41)	(3)	59
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(14)	—	(14)	—
Purchases of treasury stock	—	—	—	—	—	—	—	27	(505)	—	(505)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	(27)	(27)	—
Reclassification of redeemable NCI resulting from IPO/share conversion	—	—	—	—	—	—	—	—	—	430	430	(430)
Retirement of treasury shares	—	—	(12)	—	(186)	—	—	(12)	186	—	—	—
Distribution of J. Alexander's to FNFV Shareholders	—	—	—	—	—	(81)	—	—	—	(13)	(94)	—
Dilution of ownership in affiliates	—	—	—	—	(5)	—	—	—	—	—	(5)	—
Dividends declared	—	—	—	—	—	(222)	—	—	—	—	(222)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Net earnings	—	—	—	—	—	527	—	—	—	34	561	—
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	38	—	—	(1)	37	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6	—	—	—	6	—
Stock-based compensation	—	—	—	—	36	—	—	—	—	22	58	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(9)	—	(9)
Purchases of treasury stock	—	—	—	—	—	—	—	12	(268)	—	(268)	—
Debt conversion settled in cash	—	—	—	—	(2)	—	—	—	—	—	(2)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	14	14	—
Dividends declared	—	—	—	—	—	(240)	—	—	—	—	(240)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	650	—	—	—	42	692	—
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$692	$561	$519
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	431	410	476
Equity in losses (earnings) of unconsolidated affiliates	8	16	(432)
Net loss on sales of investments and other assets, net	2	13	13
Gain on sale of Cascade Timberlands	—	(12)	—
Stock-based compensation cost	58	56	51
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments and secured trust deposits	—	(2)	—
Net (increase) decrease in trade receivables	(14)	7	(22)
Net increase in prepaid expenses and other assets	(4)	(95)	(23)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	87	(2)	(119)
Net decrease in reserve for title claim losses	(96)	(38)	(67)
Net change in income taxes	(2)	37	198
Net cash provided by operating activities	1,162	951	594
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	238	775	778
Proceeds from calls and maturities of investment securities available for sale	452	383	458
Proceeds from sales of other assets	6	2	5
Proceeds from the sale of cost method and other investments	36	14	—
Additions to property and equipment and capitalized software	(290)	(241)	(210)
Purchases of investment securities available for sale	(598)	(1,102)	(1,196)
Purchases of other long-term investments	—	(27)	(71)
Net proceeds from (purchases of) short-term investment activities	493	(565)	(161)
Contributions to investments in unconsolidated affiliates	(166)	(97)	—
Distributions from unconsolidated affiliates	139	353	49
Net other investing activities	(7)	(11)	(10)
Acquisition of Lender Processing Services, Inc., net of cash acquired	—	—	(2,253)
Acquisition of USA Industries, Inc., net of cash acquired	—	—	(40)
Acquisition of BPG Holdings, LLC, net of cash acquired	—	(43)	—
Proceeds from sale of Cascade Timberlands	—	56	—
Acquisition of Commissions, Inc., net of cash acquired	(229)	—	—
Acquisition of eLynx Holdings, Inc., net of cash acquired	(115)	—	—
Other acquisitions/disposals of businesses, net of cash acquired	(213)	(68)	(69)
Net cash used in investing activities	(254)	(571)	(2,720)
Cash Flows From Financing Activities:
Borrowings	132	1,360	1,764
Debt service payments	(200)	(1,359)	(1,073)
Additional investment in noncontrolling interest	—	(6)	(1)
Equity portion of debt conversions paid in cash	(2)	—	—
Proceeds from Black Knight IPO	—	475	—
Distributions by Black Knight to member	—	(17)	—
Debt and equity issuance costs	—	(1)	(5)
Proceeds from sale of 35% of Black Knight Financial Services, LLC and ServiceLink, LLC to minority interest holder	—	—	687
Cash transferred in Remy spin-off	—	—	(86)
Cash transferred in J. Alexander's spin-off	—	(13)	—
Dividends paid	(239)	(220)	(203)
Subsidiary dividends paid to noncontrolling interest shareholders	(9)	(6)	(50)
Exercise of stock options	19	26	40
Payment of contingent consideration for prior period acquisitions	(4)	—	—
Payment for shares withheld for taxes and in treasury	(9)	(13)	(11)
Purchases of treasury stock	(276)	(498)	(2)
Net cash (used in) provided by financing activities	(588)	(272)	1,060
Net increase (decrease) in cash and cash equivalents, excluding pledged cash related to secured trust deposits	320	108	(1,066)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	672	564	1,630
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$992	$672	$564

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
The following describes the significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We have organized our business into two groups, FNF Group and FNF Ventures ("FNFV").
Through FNF Group, we are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF Group is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF Group also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through FNFV group, our diversified investment holding company, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH"), Ceridian HCM, Inc. ("Ceridian"), and Digital Insurance, Inc. ("OneDigital").
For information about our reportable segments refer to Note R Segment Information.
Recent Developments
On February 27, 2017, Black Knight announced that it has completed the repricing of its existing Term B Facility under its senior secured credit facility (the “Repricing”). The Term B Facility was repriced from 300 basis points to 225 basis points over LIBOR. The LIBOR floor remains at 75 basis points. The repriced loans continue to be due in full on May 27, 2022. See Note J for further discussion of the terms of the Black Knight Term B Facility. In conjunction with the Repricing, Black Knight’s lenders consented to the previously announced tax-free distribution in which we intend to distribute all 83.3 million shares of Black Knight Financial Services, Inc. common stock that we currently own to FNF Group shareholders.
On February 1, 2017, our Board of Directors adopted a resolution to increase the size of the of our Board of Directors to twelve and elected Raymond R. Quirk to serve on our Board of Directors. Mr. Quirk is the Chief Executive Officer of FNF and has served in that capacity since December 2013. Previously, he served as the President of FNF beginning in April 2008. Since joining FNF in 1985, Mr. Quirk has served in numerous other executive and management positions, including Executive Vice President, Co-Chief Operating Officer, Division Manager and Regional Manager, with responsibilities for managing direct and agency title operations nationally.
On January 31, 2017, Black Knight's Board of Directors authorized a three-year share repurchase program, effective February 3, 2017, under which Black Knight may repurchase up to 10 million shares of its Class A common stock. The timing and volume of share repurchases will be determined by Black Knight's management based on its ongoing assessments of the capital needs of the business, the market price of its common stock and general market conditions. The repurchase program authorizes Black Knight to purchase its common stock from time to time through February 2, 2020, through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions.
Effective January 1, 2017, Property Insight ("PI"), a Black Knight subsidiary that provides information used by title insurance underwriters, title agents and closing attorneys to source and underwrite title insurance for real property sales and transfers, realigned its commercial relationship with us. In connection with the realignment, responsibility for title plant posting and maintenance, as well as the related Property Insight employees, are now managed by us. Black Knight will continue to own the title plant technology and retain sales responsibility for third parties. The realignment will not have a material impact on our financial condition or results of operations.
On December 7, 2016, we announced that our Board of Directors approved a tax-free plan (the "Plan") whereby (1) we intend to distribute all 83.3 million shares of Black Knight Financial Services Inc. common stock that we currently own to FNF Group shareholders and (2) we intend to redeem all FNFV shares in exchange for shares of common stock of FNFV.  Following the distributions, FNF, FNFV and Black Knight will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. The Plan is subject to the receipt of private letter rulings from the Internal Revenue Service approving the distribution of Black Knight and FNFV shares, filing and acceptance of a registration statement for both the Black Knight and FNFV transactions with the Securities and Exchange Commission, the refinancing of Black Knight's senior

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

notes, which are subject to the FNF guarantee, on reasonable terms, Black Knight and FNFV shareholder approvals and other customary closing conditions. The closing of the tax-free distributions of Black Knight and FNFV are not dependent on one another and will occur separately when the aforementioned closing conditions are met. The closing of the distributions is expected by the end of the third quarter of 2017.
On August 23, 2016, FNF Group completed its acquisition of Commissions, Inc. ("CINC"), a leading provider of web-based real estate marketing and customer relationship management software for elite Realtors® and agent teams across North America, for $229 million. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management. See discussion in Acquisitions in Note B for further detail.
During the second quarter of 2016 we invested $30 million in CF Corporation (“CF Corp”, NYSE: CFCOU), a blank check company co-founded by William P. Foley, the Chairman of our Board of Directors. Mr. Foley also serves as the Co-Executive Chairman of CF Corp. As of December 31, 2016, our investment in CF Corp has a fair value of $31 million and is included in Equity securities available for sale on the corresponding Condensed Consolidated Balance Sheet.
On May 16, 2016, Black Knight completed its acquisition of eLynx Holdings, Inc. ("eLynx"), a leading lending document and data delivery platform, for $115 million. eLynx helps clients in the financial services and real estate industries electronically capture and manage documents and associated data throughout the document lifecycle. This acquisition positions Black Knight to electronically support the full mortgage origination process. See discussion in Acquisitions in Note B for further details.
On May 2, 2016, we purchased certain shares of common and preferred stock of Ceridian Holding, LLC, the ultimate parent of Ceridian, from third-party minority interest holders for $17 million. As a result of this purchase, our ownership of Ceridian increased from 32% to 33%.
On April 29, 2016, pursuant to the terms of a certain “synthetic lease” agreement, dated as of June 29, 2004, as amended on June 27, 2011, we exercised our option to purchase the land and various real property improvements associated with our corporate campus and headquarters in Jacksonville, Florida from SunTrust Bank for $71 million.
On March 30, 2016, Ceridian completed its offering (the "Offering") of senior convertible preferred shares for aggregate proceeds of $150 million. As part of the Offering, FNF purchased a number of shares equal to its pro-rata ownership in Ceridian for $47 million. FNF's ownership percentage in Ceridian did not change as a result of the transaction.
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
Other long-term investments consist of various cost-method investments, company-owned life insurance policies, and land held for investment purposes. The cost-method investments and land are carried at historical cost. Company-owned life insurance policies are carried at cash surrender value.
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
We completed annual goodwill impairment analyses in the fourth quarter of each respective year using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2016 and 2015, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts and trademarks and tradenames which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks are generally considered intangible assets with indefinite lives and are reviewed for impairment at least annually.
We recorded $1 million and $11 million in impairment expense to other intangible assets during the years ended December 31, 2016 and 2014. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Core Corporate & Other segment.The impairment in 2014 was to tradenames in our Restaurant Group. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2015.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the year ended December 31, 2016. We reviewed title plants for impairment in the years ended December 31, 2015 and 2014 and identified and recorded impairment expense of $1 million in each year.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $860 million and $701 million at December 31, 2016 and 2015, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 86 - 91% reported within three months following closing, an additional 9 - 11% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.1%, of agent premiums earned in 2016, 76.0% of agent premiums earned in 2015 and 75.7% of agent premiums earned in 2014. We also record a provision for claim losses at the provision rate at the time we record the accrual for the premiums, which averaged 5.4%, excluding the release of excess reserves relating to prior years of $97 million, for 2016, 5.7% for 2015 and 6.2% for 2014 and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is approximately 11% of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was an increase of $4 million for the year ended December 31, 2016, a decrease of $5 million for the year ended 2015 and a decrease of $9 million for the year ended 2014. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $53 million and $45 million at December 31, 2016 and 2015, respectively, which represents agency premiums of approximately $267 million and $230 million at December 31, 2016 and 2015, respectively, and agent commissions of $214 million and $185 million at December 31, 2016 and 2015, respectively.
Revenues from home warranty products are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
Black Knight. Within our Black Knight segment, our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our customers to provide services, software licenses, and software-related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same customer. We recognize revenues relating to hosted software, licensed software, software-related services, data and analytics services and valuation-related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
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
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We recorded no impairment expense related to capitalized software in the year ended December 31, 2016. We recorded impairment charges of $1 million and $5 million in the years ended December 31, 2015 and 2014, respectively, for abandoned software development projects.
Discontinued Operations
Remy
On December 31, 2014, we completed the distribution (the "Remy Spin-off") of all of the outstanding shares of common stock of our previously owned subsidiary Remy International, Inc. ("New Remy"), a manufacturer and distributer of auto parts, to FNFV shareholders. We've had no continuing involvement in New Remy since the Remy Spin-off. As a result of the Remy Spin-off, the results of New Remy are reflected in the Consolidated Statements of Earnings as discontinued operations for the year ended December 31, 2014. Total revenue included in discontinued operations was $1,173 million for the year ended December 31, 2014. Pre-tax earnings included in discontinued operations were $6 million for the years ended December 31, 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the operations of Remy to the Statement of Earnings is shown below:

Year Ended December 31,
2014
(In Millions)
Revenues:
Auto parts revenues	$1,172
Other revenues	1
Total	1,173

Expenses:
Personnel costs	81
Other operating expenses	52
Cost of auto parts revenues	1,009
Depreciation & amortization	4
Interest expense	21
Total expenses	1,167

Earnings from discontinued operations before income taxes	6
Income tax (benefit) expense	(1)
Net earnings from discontinued operations	7
Less: Net earnings attributable to non-controlling interests	3
Net earnings from discontinued operations attributable to Fidelity National Financial, Inc. common shareholders	$4
Cash flow from discontinued operations data:
Net cash provided by operations	$39
Net cash used in investing activities	(50)
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
Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings
	(In millions)
Balance December 31, 2014	86	(51)	(7)	(26)	2
Other comprehensive (losses) earnings	(38)	(27)	(8)	2	(71)
Balance December 31, 2015	48	(78)	(15)	(24)	(69)
Other comprehensive earnings	38	10	2	6	56
Balance December 31, 2016	$86	$(68)	$(13)	$(18)	$(13)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Redeemable Non-controlling Interest
Subsequent to the acquisition of LPS we issued 35% ownership interests in each of Black Knight and ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL had an option to put its ownership interests of either or both of Black Knight and ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The units owned by THL (the "redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As a result of Black Knight's initial public offering in 2015, THL's option to put its ownership interest in Black Knight expired. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. As of December 31, 2016, we do not believe the exercise of their remaining put right in ServiceLink to be probable.
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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we own to the total weighted average diluted shares of Black Knight outstanding and multiply the ratio by their net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted EPS calculation. As the result of the calculation for the year-ended December 31, 2016 had no effect, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted EPS. There are no adjustments to earnings attributable to FNF in our calculation of basic EPS. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted EPS.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2016, 2015, and 2014, options to purchase 2 million shares, 1 million shares and 2 million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share.
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
Certain Reclassifications
Certain reclassifications have been made in the 2015 and 2014 Consolidated Financial Statements to conform to classifications used in 2016. These reclassifications have not changed net earnings or total equity, as previously reported. See further details in Note F and Note S.
Note B.         Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.
Title
During the year ended December 31, 2016, FNF Group completed several acquisitions of businesses (the "Title Acquisitions") aligned with our Title segment. The Title Acquisitions do not meet the definition of "significant", individually or in the aggregate, pursuant to Article 3 of Regulation S-X (§210.3-05). Further, their results of operations are not material to our financial statements. Further details on the Title Acquisitions are discussed below.
FNF Group paid total consideration, net of cash received, of $89 million in exchange for the assets and/or equity interests of the Title Acquisitions. The total consideration paid was as follows (in millions):

Cash paid	$92
Less: Cash Acquired	(3)
Total net consideration paid	$89
The purchase price has been initially allocated to the Title Acquisitions' assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to trade and notes receivable, computer software, other intangible assets, title plant, accounts payable and accrued liabilities, taxes and goodwill.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed for the Title Acquisitions as of the acquisition date (in millions):

Fair Value
Trade and notes receivable	$5
Computer software	2
Other intangible assets	66
Goodwill	48
Prepaid expenses and other assets	1
Title plant	2
Property and equipment, net	3
Total assets acquired	127

Accounts payable and accrued liabilities	30
Deferred tax liability	8
Total liabilities assumed	38

Net assets acquired	$89

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired in the Title Acquisitions consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$2	3
Other intangible assets:
Customer relationships	57	10
Trade name	6	10
Non-compete agreements	1	5
Other	2	1
Total Other intangible assets	66
Total	$68
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
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade and notes receivable, net	$1
Computer software	28
Other intangible assets	58
Goodwill	170
Income taxes receivable	2
Total assets acquired	259

Accounts payable and accrued liabilities	8
Deferred tax liability	10
Total liabilities assumed	18

Non-controlling interests	12
Total liabilities and equity assumed	30

Net assets acquired	$229

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired in the CINC acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$28	5
Other intangible assets:
Customer relationships	43	10
Trade name	13	10
Non-compete agreements	2	4
Total Other intangible assets	58
Total	$86
For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the years ended December 31, 2016 and 2015 are presented below. Pro-forma results presented assume the consolidation of CINC occurred as of the beginning of the 2014 period. Amounts reflect our 95% ownership interest in CINC and are adjusted to exclude costs directly attributable to the acquisition of CINC, including transaction costs.

	Year ended December 31,
	2016	2015	2014
Total revenues	$9,582	$9,163	$8,040
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	653	529	585
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade and notes receivable	$4
Prepaid expenses and other assets	4
Property and equipment	1
Computer software	14
Other intangible assets	35
Goodwill	64
Total assets acquired	122

Accounts payable and other accrued liabilities	7
Total liabilities assumed	7

Net assets acquired	$115
The gross carrying value and weighted average estimated useful lives of Computer software, Property and equipment and Other intangible assets acquired in the eLynx acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Computer software	$14	5
Property and equipment	1	3
Other intangible assets:
Customer relationships	35	10
Total Other intangible assets	35
Total	$50

Note C.	Fair Value Measurements
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,533	—	1,533
Foreign government bonds	—	109	—	109
Mortgage-backed/asset-backed securities	—	58	—	58
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	438	—	—	438
Total	$470	$2,715	$—	$3,185

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	768	—	768
Corporate debt securities	—	1,495	—	1,495
Foreign government bonds	—	107	—	107
Mortgage-backed/asset-backed securities	—	71	—	71
Preferred stock available for sale	42	247	—	289
Equity securities available for sale	334	11	—	345
Total	$376	$2,816	$—	$3,192

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

As of December 31, 2016 and 2015 we held no assets or liabilities measured at fair value using Level 3 inputs.
There were no transfers of assets or liabilities measured at fair value using Level 1 inputs to Level 2 in the years ended December 31, 2016 or 2015.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J.
Additional information regarding the fair value of our investment portfolio is included in Note D.

Note D.     Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$117	$117	$—	$—	$117
States and political subdivisions	615	607	9	(1)	615
Corporate debt securities	1,533	1,524	15	(6)	1,533
Foreign government bonds	109	117	—	(8)	109
Mortgage-backed/asset-backed securities	58	56	2	—	58
Preferred stock available for sale	315	312	6	(3)	315
Equity securities available for sale	438	323	115	—	438
Total	$3,185	$3,056	$147	$(18)	$3,185

	December 31, 2015
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$117	$115	$2	$—	$117
States and political subdivisions	768	748	20	—	768
Corporate debt securities	1,495	1,509	14	(28)	1,495
Foreign government bonds	107	120	—	(13)	107
Mortgage-backed/asset-backed securities	71	68	3	—	71
Preferred stock available for sale	289	290	5	(6)	289
Equity securities available for sale	345	276	81	(12)	345
Total	$3,192	$3,126	$125	$(59)	$3,192
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase. At December 31, 2016 all of our mortgage-backed and asset-backed securities are rated Aaa by Moody's Investors Service which is the highest rating available by Moody's. The mortgage-backed and asset-backed securities are made up of $37 million of agency mortgage-backed securities, $7 million of collateralized mortgage obligations, and $14 million in asset-backed securities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The change in net unrealized gains and (losses) on fixed maturities for the years ended December 31, 2016, 2015, and 2014 was $13 million, $(64) million, and $(20) million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2016:

	December 31, 2016
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$663	27.4%	$661	27.2%
After one year through five years	1,524	63.0	1,533	63.0
After five years through ten years	158	6.5	160	6.6
After ten years	20	0.8	20	0.8
Mortgage-backed/asset-backed securities	56	2.3	58	2.4
	$2,421	100.0%	$2,432	100.0%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Fixed maturity securities valued at approximately $123 million and $136 million were on deposit with various governmental authorities at December 31, 2016 and 2015, respectively, as required by law.
Equity securities are carried at fair value. The change in unrealized gains on equity securities for the years ended December 31, 2016, 2015 and 2014 was a net increase (decrease) of $46 million, $(4) million, and $8 million, respectively.
Our investments at December 31, 2016 and 2015 included investments in banks at a cost basis of $394 million and $382 million, respectively, and a fair value of $395 million and $382 million, respectively.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 are as follows (in millions):

December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$107	$(1)	$—	$—	$107	$(1)
Corporate debt securities	410	(4)	11	(2)	421	(6)
Foreign government bonds	85	(4)	20	(4)	105	(8)
Preferred stock available for sale	55	(2)	42	(1)	97	(3)
Total temporarily impaired securities	$657	$(11)	$73	$(7)	$730	$(18)

December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$747	$(24)	$20	$(4)	$767	$(28)
Foreign government bonds	106	(13)	—	—	106	(13)
Preferred stock available for sale	140	(4)	24	(2)	164	(6)
Equity securities available for sale	92	(12)	—	—	92	(12)
Total temporarily impaired securities	$1,085	$(53)	$44	$(6)	$1,129	$(59)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The unrealized losses for the corporate debt securities and foreign government bonds were primarily caused by changes in interest rates and foreign exchange fluctuations, respectively, that we consider to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2016. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
The unrealized losses for the preferred stock available for sale were primarily caused by changes in interest rates. We expect to recover the entire cost basis of our temporarily impaired preferred stock available for sale as we do not intend to sell these securities and we do not believe that we will be required to sell the preferred securities available for sale before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2016. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the years ended December 31, 2016, 2015 and 2014 we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $19 million, $14 million and $6 million, respectively. The impairment charges in 2016 related to fixed maturity securities of $13 million, an investment in an unconsolidated affiliate of $3 million, and an other long term investment of $3 million. In each case, we determined the credit risk of the holdings was high and the ability to recover our investment was unlikely. Impairment charges in the 2015 and 2014 periods were for fixed maturity securities that we determined the credit risk of these holdings was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.
As of December 31, 2016, we held $7 million in securities for which other-than-temporary impairments had been previously recognized. As of December 31, 2015, we held $2 million investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ended December 31, 2016, 2015, and 2014, respectively:

	Year ended December 31, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$4	$(16)	$(12)	$624
Preferred stock available for sale	1	—	1	9
Equity securities available for sale	11	(1)	10	50
Other long-term investments			12	36
Investments in unconsolidated affiliates			(3)	—
Other intangible assets			(1)	—
Other assets			(9)	6
Total			$(2)	$725

	Year ended December 31, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$14	$(17)	$(3)	$1,076
Preferred stock available for sale	1	—	1	58
Equity securities available for sale	13	(11)	2	51
Other assets			(13)	—
Total			$(13)	$1,185

	Year ended December 31, 2014
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$6	$(6)	$—	$1,152
Preferred stock available for sale	—	(2)	(2)	73
Equity securities available for sale	4	—	4	11
Other assets			(15)	5
Total			$(13)	$1,241

Interest and investment income consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Fixed maturity securities available for sale	$77	$82	$89
Equity securities and preferred stock available for sale	28	24	14
Short-term investments	3	1	—
Other	21	16	23
Total	$129	$123	$126

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in unconsolidated affiliates are recorded using the equity method of accounting and as of December 31, 2016 and 2015 consisted of the following (in millions):

	Ownership at December 31, 2016	2016	2015
Ceridian	33%	$371	$358
Other	various	187	163
Total		$558	$521

In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. We did not sell any Ceridian bonds in the years ended December 31, 2016 or 2015. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Consolidated Balance Sheets and had a fair value of $30 million and $23 million as of December 31, 2016 and 2015.
Summarized financial information for the periods included in our Consolidated Financial Statements for Ceridian is presented below:

	December 31,
	2016	2015
	(In millions)
Total current assets before customer funds	$343	$489
Customer funds	3,703	4,333
Goodwill and other intangible assets, net	2,291	2,272
Other assets	90	92
Total assets	$6,427	$7,186
Current liabilities before customer obligations	$201	$267
Customer obligations	3,692	4,312
Long-term obligations, less current portion	1,140	1,143
Other long-term liabilities	301	322
Total liabilities	5,334	6,044
Equity	1,093	1,142
Total liabilities and equity	$6,427	$7,186

	Year Ended December 31,
	2016	2015
	(In millions)
Total revenues	$704	$694
Loss before income taxes	(88)	(56)
Net loss	(87)	(88)

The summarized financial information above for the 2015 period includes reclassifications of $47 million from various assets to current assets before customer funds related to discontinued operations and $18 million of debt issuance costs from long-term obligations to other assets related to a change in accounting standard for debt issuance costs. The reclassifications did not impact the value of our equity method investment in Ceridian or our equity in losses of Ceridian.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note E.	Property and Equipment

Property and equipment consists of the following:
	Year Ended December 31,
	2016	2015
	(In millions)
Land	$69	$55
Buildings	227	147
Leasehold improvements	241	234
Data processing equipment	331	277
Furniture, fixtures and equipment	428	399
	1,296	1,112
Accumulated depreciation and amortization	(680)	(602)
	$616	$510

Depreciation expense on property and equipment was $117 million, $120 million, and $122 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Title	Black Knight (2)	FNF Core Corporate and Other	Restaurant Group	FNFV Corporate and Other	Total
	(In millions)
Balance, December 31, 2014	$2,249	$2,219	$43	$119	$87	$4,717
Goodwill acquired during the year	66	—	5	—	9	80
Adjustments to prior year acquisitions	(12)	1	(3)	—	1	(13)
Sale of Cascade Timberlands	—	—	—	—	(12)	(12)
Spin-off of J. Alexander's	—	—	—	(16)	—	(16)
Balance, December 31, 2015	$2,303	$2,220	$45	$103	$85	$4,756
Goodwill acquired during the year (1)	48	84	170	—	19	321
Adjustments to prior year acquisitions	(6)	—	(5)	—	—	(11)
Sale of Max & Erma's	—	—	—	(1)	—	(1)
Balance, December 31, 2016	$2,345	$2,304	$210	$102	$104	$5,065
_____________________________________
(1) See Note B for further discussion of goodwill acquired in the current year.
(2) Includes an immaterial $4 million correction to the December 31, 2014 beginning balance of goodwill, which was offset against trade receivables, related to purchase accounting adjustments. The adjustment had no impact to opening equity or net income in any period presented.

Note G.	Capitalized Software
Capitalized software consists of the following:

	Year Ended December 31,
	2016	2015
	(In millions)
Capitalized software	$1,030	$900
Accumulated amortization	(450)	(347)
	$580	$553

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amortization expense on software was $97 million, $83 million, and $84 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2016	2015
	(In millions)
Customer relationships and contracts	$1,453	$1,260
Trademarks and tradenames	164	135
Other	86	67
	1,703	1,462
Accumulated amortization	(673)	(493)
	$1,030	$969

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships, was $187 million, $193 million, and $193 million for the years ended December 31, 2016, 2015 and 2014, respectively. Other intangible assets primarily represent non-amortizable intangible assets such as trademarks and licenses. Estimated amortization expense for the next five years for assets owned at December 31, 2016, is $176 million in 2017, $152 million in 2018, $146 million in 2019, $123 million in 2020 and $97 million in 2021.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2016	2015
	(In millions)
Accrued benefits	$265	$252
Salaries and incentives	347	319
Accrued rent	35	34
Trade accounts payable	75	68
Accrued recording fees and transfer taxes	16	12
Accrued premium taxes	26	21
Deferred revenue	253	215
Other accrued liabilities	417	362
	$1,434	$1,283

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2016	2015
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	291	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2016, due July 2018 with interest payable monthly at LIBOR + 1.45%	(3)	(5)
Unsecured Black Knight Infoserv notes, including premium, interest payable semi-annually at 5.75%, due April 2023	401	402
Black Knight Term A Facility, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.81% at December 31, 2016)	733	771
Black Knight Term B Facility, due May 27, 2022 with interest currently payable monthly at LIBOR + 3.00% (3.81% at December 31, 2016)	341	343
Black Knight Revolving Credit Facility, unused portion of $350, due May 27, 2020 with interest currently payable monthly at LIBOR + 2.00% (2.81% at December 31, 2016)	46	95
ABRH Term Loan, interest payable monthly at LIBOR + 2.50% (3.27% at December 31, 2016), due August 2019	92	100
ABRH Revolving Credit Facility, unused portion of $84 at December 31, 2016, due August 2019 with interest payable monthly at LIBOR + 2.50%	—	—
OneDigital Revolving Credit Facility, unused portion of $31 at December 31, 2016, due March 31, 2020 with interest payable monthly at LIBOR + 2.50% - 3.50% (3.98% at December 31, 2016)	129	99
Other	19	3
	$2,746	$2,793
At December 31, 2016, the estimated fair value of our long-term debt was approximately $3,094 million or $328 million higher than its carrying value, excluding $20 million of net unamortized debt issuance costs and premium/discount. The fair value of our unsecured notes payable was $1,716 million as of December 31, 2016. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2016 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and Revolving Credit facilities; the ABRH term loan; and the OneDigital revolving credit facility approximate fair value at December 31, 2016, as they are variable rate instruments with short reset periods (either monthly or quarterly) which reflect current market rates. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agent's party thereto and the lenders party thereto. The BKIS Credit Agreement provides for (i) an $800 million term loan A facility (the “Term A Facility”), (ii) a $400 million term loan B facility (the “Term B Facility”) and (iii) a $400 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term A Facility and Term B Facility, the “Facilities”). The loans under the Term A Facility and the Revolving Credit Facility mature on May 27, 2020 and the loans under the Term B Facility mature on May 27, 2022. The Facilities are guaranteed by substantially all of BKIS’s wholly-owned domestic restricted subsidiaries and Black Knight Financial Services, LLC, a Delaware limited liability company and the direct parent company of BKIS (“Holdings”), and are secured by associated collateral agreements which pledge a lien on virtually all of the BKIS’s assets, including fixed assets and intangibles, and the assets of the guarantors. The Term A Facility and the Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 50 and 125 basis points depending on the total leverage ratio of Holdings and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 150 and 225 basis points depending on the Consolidated Leverage Ratio. The Term B Facility bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 175 or 200 basis points depending on the Consolidated Leverage Ratio and (ii) the Eurodollar rate plus a margin of 275 or 300 basis points depending on the Consolidated Leverage Ratio; subject to a Eurodollar rate floor of 75 basis points. In addition, BKIS will pay an unused commitment fee of between 25 and 35 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. As of December 31, 2016 BKIS had

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

aggregate outstanding debt of $1,120 million under the BKIS Credit Agreement, net of debt issuance costs. As of December 31, 2016 we hold $49 million of the outstanding Term B notes which eliminate in consolidation.
On March 31, 2015, OneDigital, entered into a senior secured credit facility (the “OneDigital Facility”) with Bank of America, N.A. (“Bank of America”) as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and the other financial institutions party thereto. The OneDigital Facility provides for a maximum revolving loan of up to $120 million with a maturity date of March 31, 2020. On March 10, 2016, the Digital Insurance Facility was amended to increase the borrowing capacity from $120 million to $160 million and to add Fifth Third Bank as an additional lender. The OneDigital Facility is guaranteed by Digital Insurance Holdings, Inc. (“DIH”) and each subsidiary of Digital Insurance, Inc. (together with DIH, the “Loan Parties”) and secured by (i) a lien on all equity interests in OneDigital and each of its present and future subsidiaries, (ii) all property and assets of OneDigital and (iii) all proceeds and products of the property described in (i) and (ii) above. Pricing under the OneDigital Facility is based on an applicable margin between 250 and 350 basis points over LIBOR and between 150 and 250 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the Bank of America “prime rate” and (c) 100 basis points in excess of the one month LIBOR adjusted daily rate). A commitment fee amount is also due at a rate per annum equal to between 25 and 40 basis points on the actual daily unused portions of the OneDigital Facility. The OneDigital Facility also allows OneDigital to request up to $15 million in letters of credit commitments and $10 million in swingline debt from Bank of America. The OneDigital Facility allows OneDigital to elect to increase the amount of revolving commitments by up to $40 million so long as (i) no default or event of default exists under the OneDigital Facility at the time of such request and (ii) OneDigital is in compliance with its financial covenants on a pro forma basis after giving effect to such request. The OneDigital facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on OneDigital's creation of liens, incurrence of indebtedness, dispositions of assets, restricted payments and transactions with affiliates. The OneDigital Facility includes customary events of default for facilities of this type, which include a cross-default provision whereby an event of default will be deemed to have occurred if any Loan Party fails to make any payment when due in respect of any indebtedness having a principal amount of $7.5 million or more or otherwise defaults under such indebtedness and such default results in a right by the lender to accelerate such Loan Party’s obligations. As of December 31, 2016, OneDigital had outstanding debt of $129 million under the OneDigital Facility, net of debt issuance costs.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as Syndication Agent and the other financial institutions party thereto. The ABRH Credit Facility provides for a maximum revolving loan of $100 million (the “ABRH Revolver") with a maturity date of August 19, 2019. Additionally, the ABRH Credit Facility provides for a maximum term loan (the "ABRH Term Loan") of $110 million with quarterly installment repayments through June 30, 2019 and a maturity date of August 19, 2019 for the outstanding unpaid principal balance and all accrued and unpaid interest. ABRH borrowed the entire $110 million under this term loan. Pricing for the ABRH Credit Facility is based on an applicable margin between 225 basis points to 300 basis points over LIBOR and between 125 basis points and 200 basis points over the Base Rate (which is the highest of (a) 50 basis points in excess of the federal funds rate, (b) the ABRH Administrative Agent “prime rate,” or (c) the sum of 100 basis points plus one-month LIBOR). A commitment fee amount is also due at a rate per annum equal to between 32.5 and 40 basis points on the average daily unused portion of the commitments under the ABRH Revolver. The ABRH Credit Facility also allows for ABRH to request up to $40 million of letters of credit commitments and $20 million in swingline debt from the ABRH Administrative Agent. The ABRH Credit Facility allows for ABRH to elect to enter into incremental term loans or request incremental revolving commitments (the “ABRH Incremental Loans”) under this facility so long as, (i) the total outstanding balance of the ABRH Revolver, the ABRH Term Loan and any ABRH Incremental Loans does not exceed $250 million , (ii) ABRH is in compliance with its financial covenants, (iii) no default or event of default exists under the ABRH Credit Facility on the day of such request either before or after giving effect to the request, (iv) the representations and warranties made under the ABRH Credit Facility are correct and (v) certain other conditions are satisfied. The ABRH Credit Facility is subject to affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on ABRH's creation of liens, sales of assets, incurrence of indebtedness, restricted payments and transactions with affiliates. The covenants addressing restricted payments include certain limitations on the declaration or payment of dividends by ABRH to its parent, Fidelity Newport Holdings, LLC (“FNH”), and by FNH to its members. One such limitation restricts the amount of dividends that ABRH can pay to its parent (and that FNH can in turn pay to its members) up to $2 million in the aggregate (outside of certain other permitted dividend payments) in a fiscal year (with some carryover rights for undeclared dividends for subsequent years). Another limitation allows that, so long as ABRH satisfies certain leverage and liquidity requirements to the satisfaction of the ABRH Administrative Agent, ABRH may declare a special one-time dividend to Newport Global Opportunities Fund LP, and Fidelity National Financial Ventures, LLC or one of the entities under their control (other than portfolio companies) in an amount up to $75 million if such dividend occurs on or before November 17, 2014, or up to $1.5 million if such dividend occurs on or before June 15, 2016. ABRH paid a special dividend of $74 million in the year ended December 31, 2014, of which FNFV, LLC received $41 million. No special dividends have been paid in the years ended December 31, 2016 or 2015. The ABRH Credit Facility includes customary events of default for facilities of this type (with customary grace periods, as applicable), which

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

include a cross-default provision whereby an event of default will be deemed to have occurred if ABRH or any of its guarantors, which consists of FNH and certain of its subsidiaries (together, the “Loan Parties”) or any of their subsidiaries default on any agreement with a third party of $10 million or more related to their indebtedness and such default results in a right by such third party to accelerate such Loan Party's or its subsidiary's obligations. The ABRH Credit Facility provides that, upon the occurrence of an event of default, the ABRH Administrative Lender may (i) declare the principal of, and any and all accrued and unpaid interest and all other amounts owed in respect of, the loans immediately due and payable, (ii) terminate loan commitments and (iii) exercise all other rights and remedies available to the ABRH Administrative Lender or the lenders under the loan documents. On February 24, 2017 the ABRH Credit Facility was amended to reduce the ABRH Revolver capacity from $100 million to $60 million, reduce the letters of credit sublimit from $40 million to $20 million and remove the provision which allowed us to enter into up to $250 million of incremental loans. The amendment also modifies the existing financial covenants to be less restrictive. ABRH had $16 million of outstanding letters of credit and $84 million of remaining borrowing capacity under its revolving credit facility as of December 31, 2016.
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
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). Among other changes, the Revolving Credit Facility amended the Existing Credit Agreement to permit us to make a borrowing under the Revolving Credit Facility to finance a portion of the acquisition of LPS on a “limited conditionality” basis, incorporates other

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

technical changes to permit us to enter into the Acquisition and extends the maturity of the Existing Credit Agreement. The lenders under the Existing Credit Agreement have agreed to extend the maturity date of their commitments under the credit facility from April 16, 2016 to July 15, 2018 under the Revolving Credit Facility. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1% plus one-month LIBOR) plus a margin of between 32.5 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 132.5 and 160 basis points depending on the senior unsecured long-term debt ratings of FNF. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB-, respectively, the applicable margin for revolving loans subject to LIBOR is 145 basis points. In addition, we pay a facility fee of between 17.5 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. Under the Revolving Credit Facility the financial covenants remain essentially the same as under the Old Credit Agreement, except that the total debt to total capitalization ratio limit of 35% increased to 37.5% for a period of one year after the closing of the LPS acquisition and the net worth test was reset. As of December 31, 2016 and 2015, there was no outstanding balance under the Revolving Credit Facility and $3 million and $5 million, respectively, in unamortized debt issuance costs.
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

Gross principal maturities of notes payable at December 31, 2016 are as follows (in millions):
2017	$377
2018	392
2019	180
2020	686
2021	4
Thereafter	1,127
$2,766

Note K.	Income Taxes
Income tax expense on continuing operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Current	$392	$374	$113
Deferred	(20)	(84)	199
	$372	$290	$312

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Total income tax expense (benefit) was allocated as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net earnings from continuing operations	$372	$290	$312
Tax benefit attributable to net earnings from discontinued operations	—	—	(1)
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	29	(40)	(6)
Unrealized gain (loss) on foreign currency translation and cash flow hedging	1	(7)	(3)
Minimum pension liability adjustment	3	3	(6)
Total income tax benefit allocated to other comprehensive earnings	33	(44)	(15)
Additional paid-in capital, stock-based compensation (1)	—	(21)	(16)
Total income taxes	$405	$225	$280
______________________________________

(1)	Refer to discussion of ASU 2016-09 within Note S Recent Accounting Pronouncements for further details on the change in accounting for the tax-effects of stock-based compensation.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.0	3.5
Deductible dividends paid to FNF 401(k) plan	(0.1)	(0.2)	(0.4)
Tax exempt interest income	(0.4)	(0.7)	(2.0)
Stock compensation (1)	(1.5)	—	—
Tax Credits	(0.8)	(1.0)	(2.5)
Consolidated Partnerships	0.1	(0.5)	5.8
Non-deductible expenses and other, net	0.3	(1.1)	(2.9)
Effective tax rate excluding equity investments	35.5%	34.5%	36.5%
Equity Investments	(0.8)	(1.1)	43.2
Effective tax rate	34.7%	33.4%	79.7%
______________________________________

(1)	Refer to discussion of ASU 2016-09 within Note S Recent Accounting Pronouncements for further details on the change in accounting for the tax-effects of stock-based compensation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$40	$37
Other investments	28	14
Net operating loss carryforwards	29	30
Accrued liabilities	18	20
Allowance for uncollectible accounts received	—	2
Pension plan	5	7
Tax credits	41	43
State income taxes	18	17
Other	3	3
Total gross deferred tax asset	182	173
Less: valuation allowance	12	12
Total deferred tax asset	$170	$161
Deferred Tax Liabilities:
Title plant	$(85)	$(84)
Amortization of goodwill and intangible assets	(165)	(118)
Other	(9)	(17)
Investment securities	(42)	(29)
Depreciation	(14)	(11)
Partnerships	(405)	(459)
Insurance reserve discounting	(79)	(37)
Total deferred tax liability	$(799)	$(755)
Net deferred tax liability	$(629)	$(594)

Our net deferred tax liability was $629 million and $594 million at December 31, 2016, and 2015, respectively. The significant changes in the deferred taxes are as follows: The deferred tax asset related to Other Investments increased by $14 million mainly due to recognition of tax gains recorded on our investment in Ceridian. The deferred tax liability for insurance reserve discounting increased by $42 million largely due to the release of $97 million of excess title reserves. The deferred tax liability for investment securities increased by $13 million due to book changes in unrealized gains. The deferred tax liability relating to partnerships decreased by $54 million primarily due to Black Knight and ServiceLink activity. The deferred tax liability on amortization increased by $47 million partially due to the CINC and other Title segment acquisitions.
As of December 31, 2016 and 2015 we had a valuation allowance of $12 million.
At December 31, 2016, we have net operating losses on a pretax basis of $76 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from acquisitions made since 2008, including OneDigital, LPS, BPG and CINC and are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2021 and we fully anticipate utilizing these losses prior to expiration with the exception of $3 million of gross net operating losses at BPG that are offset by a $1 million valuation allowance.  OneDigital has a deferred tax asset for state net operating losses; however, it is largely offset by a $1 million valuation allowance.
At December 31, 2016 and 2015, we had $41 million and $43 million of tax credits, respectively. The credits primarily consist of general business credits from acquisitions in the Restaurant Group. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $10 million on the general business credits.
Tax benefits of $21 million, and $16 million associated with the exercise of employee stock options and the vesting of restricted stock grants were allocated to equity for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016 we have recorded $17 million in income tax benefit related to the tax effects associated with the exercise of stock options and vesting of restricted stock.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2016 and 2015, we had approximately $18 million (including interest of less than $1 million) and $3 million (including interest of less than $1 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the Internal Revenue Service for the 2013 through 2017 tax years. We file income tax returns in various foreign and US state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Beginning balance	$1,583	$1,621	$1,636
Reserve assumed, net (1)	—	—	52
Reinsurance recoverable	(8)	1	7
Claim loss provision related to:
Current year	236	224	202
Prior years	(79)	22	26
Total title claim loss provision	157	246	228
Claims paid, net of recoupments related to:
Current year	(10)	(7)	(5)
Prior years	(235)	(278)	(297)
Total title claims paid, net of recoupments	(245)	(285)	(302)
Ending balance of claim loss reserve for title insurance	$1,487	$1,583	$1,621
Provision for title insurance claim losses as a percentage of title insurance premiums	3.3%	5.7%	6.2%
_____________________________________

(1)	Reserves of $54 million were acquired in the acquisition of LPS on January 2, 2014, and a reserve of $2 million was released due to the sale of a small title operation in 2014.
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
During the quarter ended December 31, 2016, we released excess title reserves of $97 million in addition to reducing the current quarter to a 5.0% provision for claims losses. In response to favorable development on recent year claims, the average provision rate has decreased in 2015 and 2016.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $69 million and $75 million as of December 31, 2016 and 2015, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), Lender Processing Services, Inc. (“LPS”) entered into a consent order dated April 13, 2011 (the "2011 Consent Order") with the banking agencies. The banking agencies’ review of LPS’s services included the services provided by LPS’s default operations to mortgage servicers regulated by the banking agencies, including document execution services. Under the 2011 Consent Order, LPS agreed to further study the issues identified in the review and to enhance LPS’s compliance, internal audit, risk management and board oversight plans with respect to those businesses.  LPS also agreed to engage an independent third party to conduct a risk assessment and review of LPS’s default management businesses and the document execution services it provided to mortgage servicers from January 1, 2008 through December 31, 2010.
The document execution review by the independent third party was on indefinite hold since June 30, 2013 while the banking agencies considered what, if any, additional review work they would like the independent third party to undertake. The LPS default operations that were subject to the 2011 Consent Order were contributed to ServiceLink in connection with FNF's acquisition of LPS in January 2014. To the extent such review, once completed, required additional remediation of mortgage documents or identified any financial injury from the document execution services LPS provided, ServiceLink (as a result of the contribution of the underlying LPS business) agreed to implement an appropriate plan to address the issues. Although the 2011 Consent Order did not include any fine or other monetary penalty, the banking agencies reserved their right to impose civil monetary penalties at any time. Based on discussions with the banking agencies and actions taken by the banking agencies with respect to other companies, the Company believed the likelihood that the banking agencies would assess a civil monetary penalty was both probable and reasonably estimable, and ServiceLink included an estimate of such loss in its accrual for loss contingencies. The banking agencies notified ServiceLink in December 2015 that they wished to discuss amending the 2011 Consent Order through a possible agreed upon civil monetary penalty amount in lieu of requiring any additional document execution review by the independent third party. The parties entered into a tolling agreement to allow the parties to engage in these discussions. In the quarter ended December 31, 2016 ServiceLink adjusted the amount accrued in loss contingencies from $60 million to $65 million based on the ongoing discussions.
On January 24, 2017, the banking agencies and ServiceLink entered into an Amendment of Consent Order and Consent Order for Civil Money Penalty (“Amendment”). Pursuant to the Amendment, (1) the banking agencies assessed and ServiceLink has paid a civil money penalty of $65 million, (2) ServiceLink’s obligations under the 2011 Consent Order with respect to the document execution review have been terminated; and (3) the banking agencies have agreed they will not take any further action against ServiceLink or any of its current or former institution-affiliated parties, including without limitation, FNF and Black Knight Financial Services, Inc., based upon the conduct alleged in the 2011 Consent Order. The banking agencies continue to monitor ServiceLink’s compliance with certain other provisions of the 2011 Consent Order. Neither the Amendment nor the 2011 Consent Order makes any findings of fact or conclusions of wrongdoing, nor did LPS or ServiceLink admit any fault or liability. This

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

matter is subject to a Cross-Indemnity Agreement dated December 22, 2014, between Black Knight Financial Services, LLC and ServiceLink Holdings, LLC.
On December 16, 2013, LPS received notice that Merion Capital, L.P. and Merion Capital II, L.P. (together "Merion Capital") were asserting their appraisal right relative to their ownership of 5,682,276 shares of LPS stock (the “Appraisal Shares”) in connection with the acquisition of LPS by FNF on January 2, 2014. On February 6, 2014, Merion Capital filed an appraisal proceeding, captioned Merion Capital LP and Merion Capital II, LP v. Lender Processing Services, Inc., C.A. No. 9320-VCL, in the Delaware Court of Chancery seeking a judicial determination of the "fair" value of Merion Capital's 5,682,276 shares of LPS common stock under Delaware law, together with statutory interest. Merion’s expert opined that the consideration should have been $50.46 per share, which was approximately 36 percent higher than the final consideration of $37.14. The Company’s position was that the merger consideration paid was fair value, and no additional consideration was owed. A bench trial was held in May 2016, and post-trial arguments were heard on September 21, 2016. On December 16, 2016, the trial court issued its decision that the fair value of the stock as of January 2, 2014, was $37.14 per share. The final judgment was entered on December 23, 2016, with the parties acknowledging that no further consideration was due as a result of the court’s decision. Merion Capital did not appeal the judgment and time to do so has expired. This matter is now closed.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $14.0 billion at December 31, 2016. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2016 and 2015 related to these arrangements.
Operating Leases

Future minimum operating lease payments are as follows (in millions):
2017	$206
2018	175
2019	144
2020	110
2021	78
Thereafter	209
Total future minimum operating lease payments	$922

Rent expense incurred under operating leases during the years ended December 31, 2016, 2015 and 2014 was $143 million, $136 million, and $130 million, respectively. Rent expense in 2016, 2015, and 2014 includes abandoned lease charges related to office closures of $7 million, $1 million, and $4 million, respectively.
Unconditional Purchase Obligations
The Restaurant Group has unconditional purchase obligations with various vendors.  These purchase obligations are primarily food and beverage obligations with fixed commitments in regards to the time period of the contract and the quantities purchased with annual price adjustments that can fluctuate.  We used both historical and projected volume and pricing as of December 31, 2016 to determine the amount of the obligations. Black Knight has data processing and maintenance commitments with various vendors. We used current outstanding contracts with the vendors to determine the amount of the obligations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Purchase obligations as of December 31, 2016 are as follows (in millions):

2017	$228
2018	78
2019	17
2020	9
2021	1
Thereafter	—
Total purchase commitments	$333

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
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2016, the combined statutory unearned premium reserve required and reported for our title insurers was $1,750 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2016, $2,149 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2017, our title insurers can pay or make distributions to us of approximately $372 million, without prior approval.
Three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, have filed applications to redomesticate from their existing states of domicile to a new state of domicile. The anticipated redomestications are subject to prior regulatory approval, which may be received in the first quarter of 2017. If the anticipated redomestications are approved, the Company may receive a special dividend from the title insurance underwriters in 2017 related to such redomestication. This special dividend would be due in part to differences in the laws among the states of domicile.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The combined statutory capital and surplus of our title insurers was approximately $1,469 million and $1,412 million as of December 31, 2016 and 2015, respectively. The combined statutory net earnings of our title insurance subsidiaries were $541 million, $381 million, and $276 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2016 and 2015, respectively, was lower by approximately $207 million and $206 million than if we had reported such amounts in accordance with NAIC SAP.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2016.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2016.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
Equity
On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock in privately negotiated transactions through February 28, 2019. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total of 5,651,518 shares for $62 million, or an average of $10.94 per share under this program. Since the original commencement of the plan adopted February 18, 2016, we have repurchased a total of 3,955,000 shares for $45 million, or an average of $11.40 per share, and there are 11,045,000 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. In the year ended December 31, 2016, we repurchased a total 6,014,000 FNF Group shares under these programs for $206 million, or an average price of $34.26 per share. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program.
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
On December 31, 2014, we completed the Remy Spin-off of all of the outstanding shares of common stock of our previously owned subsidiary New Remy, a manufacturer and distributer of auto parts, to FNFV shareholders. See Note A for further discussion on the Remy Spin-off.
On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. We issued277,462,875 shares of FNF Group common stock and 91,711,237 shares of FNFV Group common stock. See Note A for further discussion on the recapitalization of FNF common stock.
On January 2, 2014, we completed the purchase of LPS. As part of the consideration, $839 million or 25,920,078 shares of Old FNF common stock was issued to LPS shareholders.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2016, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.
We contributed $25 million, $21 million, and $18 million to the ESPPs in the years ended December 31, 2016, 2015, and 2014, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2016, we have offered our employees the opportunity to participate in our 401(k) profit sharing plans (the “401(k) Plan”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. Beginning in 2012, we initiated an employer match on the 401(k) Plan whereby we matched $0.25 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan. Effective April 1, 2013, we increased the employer match from $0.25 to $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401 (k) Plan. On June 30, 2014, we completed the recapitalization of Old FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. Participants in the FNF 401(k) Plan received one share of FNF Group Common Stock and 0.3333 of a share of FNFV Group Common Stock for each share of Old FNF common stock that they held at the close of business on June 30, 2014. The employer match for the years ended December 31, 2016, 2015 and 2014 was $31 million, $28 million and $25 million, respectively, that was credited based on the participant's individual investment elections in the FNF 401(k) Plan. Prior to July 1, 2014, the employer match was credited to the FNF Stock Fund.
Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006, the shareholders of FNF approved an amendment to increase the number of shares available for issuance under the Omnibus Plan by 16 million shares. The increase was in part to provide capacity for options and restricted stock to be issued to replace Old FNF options and restricted stock. On May 29, 2008, May 25, 2011, May 22, 2013, and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2016, there were 1,471,673 shares of restricted stock and 7,481,683 stock options outstanding under this plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
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
FNF Group stock option transactions under the Omnibus Plan for 2014, 2015, and 2016 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2013	9,358,740	$20.15	5,180,504
Granted	1,112,133	29.80
Options granted for FNFV recapitalization	1,346,302	17.86
Exercised	(2,418,713)	15.80
Canceled	(5,251)	23.85
Balance, December 31, 2014	9,393,211	$19.43	5,173,802
Granted	1,886,320	34.84
Exercised	(1,966,937)	12.96
Canceled	(12,085)	26.62
Balance, December 31, 2015	9,300,509	$23.92	5,256,426
Granted	35,000	35.63
Exercised	(1,846,153)	10.12
Canceled	(7,673)	26.17
Balance, December 31, 2016	7,481,683	$27.38	5,821,592

FNF Group restricted stock transactions under the Omnibus Plan in 2014, 2015, and 2016 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	1,913,072	$22.68
Granted	785,705	29.80
Restricted shares granted for FNFV recapitalization	363,392	28.46
Canceled	(4,656)	21.29
Vested	(1,286,732)	17.33
Balance, December 31, 2014	1,770,781	$25.08
Granted	613,960	34.84
Canceled	(10,105)	26.14
Vested	(982,762)	23.00
Balance, December 31, 2015	1,391,874	$30.85
Granted	803,292	34.54
Canceled	(3,266)	28.07
Vested	(720,227)	28.97
Balance, December 31, 2016	1,471,673	$33.79

FNFV restricted stock transactions under the Omnibus Plan in 2014, 2015, and 2016 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	—	$—
Granted	1,233,333	14.69
Canceled	—	—
Vested	—	—
Balance, December 31, 2014	1,233,333	$14.69
Granted	—	—
Canceled	(31,746)	14.69
Vested	(411,109)	14.69
Balance, December 31, 2015	790,478	$14.69
Granted	—	—
Canceled	—	—
Vested	(395,237)	14.69
Balance, December 31, 2016	395,241	$14.69

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2016:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
				(In millions)				(In millions)
$0.00 — $19.62	629,393	2.85	$19.62	$9	629,393	2.85	$19.62	$9
$19.63 — $24.24	3,853,723	3.89	24.24	37	3,853,723	3.89	24.24	37
$24.25 — $29.80	1,077,247	4.84	29.80	5	709,746	4.84	29.80	3
$29.81 — $32.94	5,000	6.23	32.94	—	—	—	—	—
$32.95 — $34.58	10,000	6.98	34.58	—	—	—	—	—
$34.59 — $34.84	1,886,320	5.83	34.84	—	628,730	5.83	34.84	—
$35.85 — $36.83	20,000	6.55	36.83	—	—	—	—	—
	7,481,683			$51	5,821,592			$49

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $58 million for the year ended December 31, 2016, $56 million for the year ended December 31, 2015, and $51 million for the year ended December 31, 2014, which are included in personnel costs in the reported financial results of each period.
The risk free interest rates used in the calculation of compensation cost on stock options are the rates that correspond to the weighted average expected life of an option. The volatility was estimated based on the historical volatility of FNF’s stock price over a term equal to the weighted average expected life of the options. The financial statement effects of the stock options granted in 2016 are not considered material to our current or future financial condition or results of operations. For options granted in the years ended December 31, 2015, and 2014, we used risk free interest rates of 1.4%, and 1.5%, respectively; volatility factors for the expected market price of the common stock of 22%, and 24%, respectively; expected dividend yields of 2.4%, and 2.6%, respectively; and weighted average expected lives of 4.6 years, and 4.6 years, respectively. The weighted average fair value of each option granted in the years ended December 31, 2015, and 2014, were $5.15, and $4.81, respectively.
At December 31, 2016, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $59 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.61 years.
Profits Interests Plan
As of December 31, 2016 and 2015 there were 10 million profits interests outstanding in ServiceLink and no profits interest outstanding in Black Knight. The profits interests were issued to certain members of management, directors, and certain employees, and vest over 3 years, with 50% vesting after the second year and 50% vesting after the third year. The terms of the profits interest grants provide for the grantees to participate in any incremental value of Black Knight and ServiceLink in excess of its fair value at the date of grant in proportion to the Class A member unit holders participation in the same. The fair values of Black Knight and ServiceLink at the date of grant is otherwise known as the hurdle amount. Profits interests granted are determined and approved by the Compensation Committee of the Board of Directors. Once vested, Class B units are not subject to expiration. The Class B units may be settled under various scenarios. According to the terms of the Profits Interest Plan (or the “Plan”) and depending on the scenario, the Class B units may be settled in shares of FNF Group common stock or cash at our election. The profits interest in Black Knight were converted to restricted stock units upon their initial public offering in 2015.
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
The hurdle rate as of the date of grant was used to determine the per unit strike price for the Calculation. The risk free interest rates used in the calculation of the fair value of profits interests are the rates that correspond to the weighted average expected life of the profits interests. The volatility was estimated based on the historical volatility of Black Knight and ServiceLink peers and of the historical LPS stock price over a term equal to the weighted average expected life of the profits interests. We used a weighted average risk free interest rate of 1.06%, a volatility factor for the expected market price of the member units of 33.3% and a weighted average expected life of 3.5 years with a discount of 22.0% for lack of marketability, resulting in a weighted average fair value of $2.04 per profits interests unit granted. There was no redemption value of the outstanding profits interests as of December 31, 2016 as the fair value of ServiceLink was less than the hurdle rate.
Profits interest expense is included in Personnel costs in the Consolidated Statements of Earnings and Non-controlling interest in the Consolidated Statements of Equity. Net earnings from continuing operations reflect profits interest expense of $11 million and $13 million for the years ended December 31, 2016 and 2015, respectively.
As of December 31, 2016, the total unrecognized compensation cost related to non-vested profits interests grants is $1 million which is expected to be recognized in pre-tax income over a weighted average period of less than 1 year.
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
The net pension liability included in Accounts payable and other accrued liabilities as of December 31, 2016, and 2015 was $11 million and $13 million, respectively. The discount rate used to determine the benefit obligation as of the years ended December 31, 2016 and 2015 was 3.54% and 3.72%, respectively. As of the years ended December 31, 2016 and 2015 the projected benefit obligation was $168 million and $172 million, respectively, and the fair value of plan assets was $157 million and $159 million, respectively. The net periodic expense included in the results of operations relating to these plans was $6 million, $8 million, and $6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Postretirement and Other Nonqualified Employee Benefit Plans
We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the FNF merger with Chicago Title. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, as well as United Capital Title Insurance Company (collectively, the "LFG Underwriters"), we assumed certain of the LFG Underwriters' nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $14 million at December 31, 2016 and $17 million at December 31, 2015. The net costs relating to these plans were immaterial for the years ended December 31, 2016, 2015, and 2014.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash paid during the year:
Interest	$125	$124	$140
Income taxes	367	250	75

Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$7	$(25)	$3
Change in purchases of investments available for sale payable in period	19	(2)	5

Financing activities:
Liabilities assumed in connection with acquisitions (1):
Fair value of net assets acquired	$625	$155	$5,250
Less: Total purchase price	557	111	2,363
Liabilities and noncontrolling interests assumed	$68	$44	$2,887
Change in treasury stock purchases payable in period	$8	$(7)	$—
_____________________________________
(1) See Note B for further discussion of assets and liabilities acquired in business combinations in the current year.

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
We generate a significant amount of title insurance premiums in California, Texas, New York and Florida. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2016	2015	2014
California	14.6%	15.1%	15.0%
Texas	14.2%	14.4%	15.4%
New York	7.1%	8.1%	7.9%
Florida	7.7%	8.1%	7.8%

Black Knight generates a significant amount of its revenues from large customers, including a customer that accounted for 12% of its revenues for the years ended December 31, 2016 and 2015, respectively. Black Knight also had two large customers that accounted for 14% and 12% of its revenues in the year ended December 31, 2014.
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

As of and for the year ended December 31, 2016:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$4,723	$—	$—	$4,723	$—	$—	$—	$4,723
Other revenues	2,128	1,026	224	3,378	—	168	168	3,546
Restaurant revenues	—	—	—	—	1,158	—	1,158	1,158
Revenues from external customers	6,851	1,026	224	8,101	1,158	168	1,326	9,427
Interest and investment income (loss), including realized gains and losses	127	—	(9)	118	(6)	15	9	127
Total revenues	6,978	1,026	215	8,219	1,152	183	1,335	9,554
Depreciation and amortization	148	208	13	369	42	20	62	431
Interest expense	—	64	62	126	5	5	10	136
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	1,025	161	(122)	1,064	1	7	8	1,072
Income tax expense (benefit)	386	52	(55)	383	1	(12)	(11)	372
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	639	109	(67)	681	—	19	19	700
Equity in earnings (loss) of unconsolidated affiliates	13	—	2	15	—	(23)	(23)	(8)
Earnings (loss) from continuing operations	$652	$109	$(65)	$696	$—	$(4)	$(4)	$692
Assets	$8,756	$3,758	$549	$13,063	$486	$914	$1,400	$14,463
Goodwill	2,345	2,304	210	4,859	102	104	206	5,065

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2015:

	Title	Black Knight	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$4,286	$—	$—	$4,286	$—	$—	$—	$4,286
Other revenues	2,005	931	185	3,121	—	203	203	3,324
Restaurant revenues	—	—	—	—	1,412	—	1,412	1,412
Revenues from external customers	6,291	931	185	7,407	1,412	203	1,615	9,022
Interest and investment income (loss), including realized gains and losses	137	(5)	(5)	127	(19)	2	(17)	110
Total revenues	6,428	926	180	7,534	1,393	205	1,598	9,132
Depreciation and amortization	144	194	7	345	49	16	65	410
Interest expense	—	50	72	122	6	3	9	131
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	836	139	(113)	862	7	(2)	5	867
Income tax expense (benefit)	305	35	(30)	310	(2)	(18)	(20)	290
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	531	104	(83)	552	9	16	25	577
Equity in earnings (loss) of unconsolidated affiliates	6	—	—	6	—	(22)	(22)	(16)
Earnings (loss) from continuing operations	$537	$104	$(83)	$558	$9	$(6)	$3	$561
Assets	$8,533	$3,703	$266	$12,502	$508	$921	$1,429	$13,931
Goodwill	2,303	2,220	45	4,568	103	85	188	4,756

As of and for the year ended December 31, 2014:

	Title	BKFS	FNF Core Corporate and Other	Total FNF Core	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$3,671	$—	$—	$3,671	$—	$—	$—	$3,671
Other revenues	1,855	852	(13)	2,694	—	110	110	2,804
Restaurant revenues	—	—	—	—	1,436	—	1,436	1,436
Revenues from external customers	5,526	852	(13)	6,365	1,436	110	1,546	7,911
Interest and investment income (loss), including realized gains and losses	118	—	7	125	(13)	1	(12)	113
Total revenues	5,644	852	(6)	6,490	1,423	111	1,534	8,024
Depreciation and amortization	145	188	3	336	52	15	67	403
Interest expense	—	31	91	122	8	(3)	5	127
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	534	(15)	(113)	406	13	(27)	(14)	392
Income tax expense (benefit)	192	(7)	(23)	162	1	149	150	312
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	342	(8)	(90)	244	12	(176)	(164)	80
Equity in earnings (loss) of unconsolidated affiliates	4	—	—	4	—	428	428	432
Earnings (loss) from continuing operations	$346	$(8)	$(90)	$248	$12	$252	$264	$512
Assets	$8,250	$3,598	$78	$11,926	$658	$1,261	$1,919	$13,845
Goodwill	2,249	2,219	43	4,511	119	87	206	4,717

The activities in our segments include the following:
FNF Core Operations

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. This segment also includes our transaction services business,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Black Knight. This segment consists of the operations of Black Knight, which, through leading software systems and information solutions, provides mission critical technology and data and analytics services that facilitate and automate many of the business processes across the life cycle of a mortgage.

•	FNF Group Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate operations.
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

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as consolidated investments, including OneDigital, in which we own 96%, and other smaller investments which are not title-related.

Note S.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a new comprehensive revenue recognition model that requires companies to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations was issued by FASB in March 2016 to clarify the principal versus agent considerations within ASU 2014-09. ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued by the FASB in April 2016 to clarify how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued by the FASB in May 2016 to clarify certain terms from the aforementioned updates and to add practical expedients for contracts at various stages of completion. ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, was issued by the FASB in December 2016 which includes thirteen technical corrections and improvements affecting narrow aspects of the guidance issued in ASU 2014-09. We continue to evaluate the impact these standards will have on our consolidated financial statements and related disclosures.  We have completed our analysis of the impact of the standards for over 80% of our revenue, including all revenue recorded within direct title insurance premiums, agency title insurance premiums and restaurant revenue, and have concluded that these standards will not have a material impact on our accounting or reporting for these revenue streams.  We continue to analyze certain revenue streams recorded within escrow, title-related and other fees, including our Black Knight segment, and certain other fee income generated by ServiceLink. Upon issuance of ASU 2015-14, the effective date of ASU 2014-09 was deferred to annual and interim periods beginning on or after December 15, 2017. We will adopt the guidance on January 1, 2018. Either of the following transition methods is permitted: (i) a full retrospective approach reflecting the application of the new standard in each prior reporting period, or (ii) a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the year the new standard is first applied. We are continuing to evaluate the approach we will use when transitioning to this new guidance.
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
In May 2015, the FASB issued ASU No. 2015-09 Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this ASU require insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses related to short-duration contracts. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. This update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. This update will not have a significant effect on our ongoing financial reporting as our primary insurance products are not short-duration contracts. Except for certain interim disclosure requirements, the adoption of this guidance will not impact our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are still evaluating the totality of the effects this new guidance will have on our business process and systems, consolidated financial statements, related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We have not concluded on the anticipated financial statement effects of adoption. We plan to adopt this standard on January 1, 2019. We are currently evaluating the impact of the

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

adoption of this standard on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted this ASU as of March 31, 2016. For the year ended December 31, 2016 we have recorded $17 million in income tax benefit related to the tax effects associated with the exercise of stock options and vesting of restricted stock within Income tax expense on the Consolidated Statement of Earnings. There was no impact to opening equity for the year ended December 31, 2016. There was no impact to net earnings for the year December 31, 2015 or 2014. The Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 have been restated to conform with the current period, which resulted in an increase to cash flows provided by operations and a (decrease) increase to cash flows (used in) provided by financing activities of $34 million and $27 million in 2015 and 2014, respectively. We did not change our accounting policy for estimating expected forfeitures of stock compensation.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of debt securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects. We do not plan to early adopt the standard.
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
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The Company currently excludes cash pledged related to secured trust deposits, which generally meets the definition of restricted cash, from the reconciliation of beginning-of-period to end-of-period total amounts shown on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	125
Schedule V: Valuation and Qualifying Accounts	129
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
3.2
Fourth Amended and Restated Bylaws of Fidelity National Financial, Inc., February 1, 2017 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated February 2, 2017)

4.1
Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5
Third Supplemental Indenture, dated as of June 30, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2014)

4.6
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

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

10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
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
10.11
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (1) (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.12
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.13
Form of Notice of FNFV Group Restricted Stock Grant and FNFV Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014 Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (1)

10.14
Form of Notice of Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.15
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.16
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.17
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

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

10.26
Amended and Restated Employment Agreement between BKFS I Management and William P. Foley, II, effective as of January 8, 2016 (1) (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.27
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II, effective as of January 8, 2016 (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.28
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.29
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.30
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.31
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.32
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.33	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
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
10.43
Black Knight 2015 Omnibus Incentive Plan (incorporated by reference to to Exhibit 10.19 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015)(1)

10.44
Form of Grant Agreement for Restricted Stock Awards under the Black Knight Knight Financial Services, Inc. 2015 Omnibus Incentive Plan to be issued upon Exchange of Grant Units (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Form S-1Registration Statement filed y Black Knight Financial Services, Inc. on May 4, 2015)(1)

10.45
Form of Restricted Stock Agreement for February 2016 Restricted Stock Awards with a three year vesting period under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1) (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

Exhibit Number	Description
10.46
Form of Restricted Stock Agreement for February 2016 Restricted Stock Awards with a four year vesting period under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1) (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.47	ServiceLink Holdings, LLC Incentive Plan (1) (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)
10.48
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II effective January 8, 2016 (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.49
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk effective October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.50
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett effective July 1, 2012 (1) (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.51
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park effective February 4, 2010 (1) (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.52
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective March 1, 2015 (1) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.53
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski effective February 4, 2010 (1) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

10.54
Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.55
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.56
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.57
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.58
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement (Time-Based) under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for March 2016 Awards (1)

10.59
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for December 2016 Awards (1)

10.60	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) (3 year vesting) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)
10.61	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) (4 year vesting) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)
10.62	Amendment to the Black Knight Financial Services, Inc. Restricted Stock Award Agreement (for awards issued upon exchange of Grant Units) (1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit Number	Description
99.1	Unaudited Attributed Financial Information for FNF Group Tracking Stock
99.2	Unaudited Attributed Financial Information for FNFV Group Tracking Stock
101
The following materials from Fidelity National Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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
Chief Executive Officer and Director

Date: February 27, 2017

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer and Director	February 27, 2017
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 27, 2017
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 27, 2017
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 27, 2017
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 27, 2017
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 27, 2017
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 27, 2017
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	February 27, 2017
Richard N. Massey

/s/ John D. Rood	Director	February 27, 2017
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 27, 2017
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 27, 2017
Cary H. Thompson

/s/ Frank P. Willey	Director	February 27, 2017
Frank P. Willey

/s/ Janet E. Kerr	Director	February 27, 2017
Janet E. Kerr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fidelity National Financial, Inc.:

Under date of February 27, 2017, we reported on the Consolidated Balance Sheets of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016, as contained in the Annual Report on Form 10-K for the year 2016. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Jacksonville, Florida
February 27, 2017
Certified Public Accountants

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except share data)
ASSETS
Cash	$246	$293
Short term investments	1	163
Investment in unconsolidated affiliates	7	—
Notes receivable	622	621
Investments in and amounts due from subsidiaries	6,834	6,326
Property and equipment, net	4	4
Prepaid expenses and other assets	3	21
Total assets	$7,717	$7,428
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$42	$55
Income taxes payable	65	45
Deferred tax liability	629	594
Notes payable	985	980
Total liabilities	1,721	1,674
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2016 and 2015; outstanding of 272,205,261 and 275,781,160 as of December 31, 2016 and 2015, respectively; and issued of 285,041,900 and 282,394,970 as of December 31, 2016 and 2015, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2016 and 2015; outstanding of 66,416,822 and 72,217,882 as of December 31, 2016 and 2015, respectively; and issued of 80,581,675 and 80,581,466 as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	4,848	4,795
Retained earnings	1,784	1,374
Accumulated other comprehensive loss	(13)	(69)
Less: Treasury stock, 27,001,492 shares and 14,977,394 shares as of December 31, 2016 and 2015, respectively, at cost	(623)	(346)
Total equity of Fidelity National Financial, Inc. common shareholders	5,996	5,754
Total liabilities and equity	$7,717	$7,428

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share data)
Revenues:
Other fees and revenue	$4	$3	$1
Interest and investment income and realized gains	24	86	168
Total revenues	28	89	169
Expenses:
Personnel expenses	26	28	35
Other operating expenses	6	1	(20)
Interest expense	64	74	93
Total expenses	96	103	108
(Losses) earnings before income tax (benefit) expense and equity in earnings of subsidiaries	(68)	(14)	61
Income tax (benefit) expense	(24)	(5)	22
(Losses) earnings before equity in earnings of subsidiaries	(44)	(9)	39
Equity in earnings of subsidiaries	694	536	544
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$650	$527	$583

Basic earnings per share Old FNF common shareholders			$0.33
Weighted average shares outstanding Old FNF common shareholders, basic basis			138
Diluted earnings per share Old FNF Common shareholders			$0.32
Weighted average shares outstanding Old FNF common shareholders, diluted basis			142
Basic earnings per share FNF Group common shareholders	$2.40	$1.95	$0.77
Weighted average shares outstanding FNF Group common shareholders, basic basis	272	277	138
Diluted earnings per share FNF Group Common shareholders	$2.34	$1.89	$0.75
Weighted average shares outstanding FNF Group common shareholders, diluted basis	280	286	142
Basic (loss) earnings per share FNFV Group common shareholders	$(0.06)	$(0.16)	$3.04
Weighted average shares outstanding FNFV Group common shareholders, basic basis	67	79	46
Diluted (loss) earnings per share FNFV Group Common shareholders	$(0.06)	$(0.16)	$3.01
Weighted average shares outstanding FNFV Group common shareholders, diluted basis	70	82	47
Retained earnings, beginning of year	$1,374	$1,150	$1,089
Dividends declared	(240)	(222)	(203)
Distribution of Remy to FNFV Group common shareholders	—	—	(319)
Distribution of J. Alexander's to FNFV Group common shareholders	—	(81)	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	650	527	583
Retained earnings, end of year	$1,784	$1,374	$1,150

See Notes to Financial Statements and
Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$650	$527	$583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2)	—	—
Impairment of assets	3	—	—
Equity in earnings of subsidiaries	(694)	(536)	(544)
Depreciation and amortization	1	2	2
Stock-based compensation	36	38	32
Net change in income taxes	29	17	540
Net decrease (increase) in prepaid expenses and other assets	26	(25)	62
Net (decrease) increase in accounts payable and other accrued liabilities	(13)	2	(80)
Net cash provided by operating activities	36	25	595
Cash Flows From Investing Activities:
Net proceeds from (purchases of) short-term investment activities	162	(163)	—
Additions to notes receivable	(24)	(28)	(3,025)
Collection of notes receivable	22	1,542	390
Distributions from unconsolidated affiliates	2	—	—
Contributions to unconsolidated affiliates	(8)	—	—
Net cash provided by (used in) investing activities	154	1,351	(2,635)
Cash Flows From Financing Activities:
Borrowings	—	—	1,500
Debt service payments	(2)	(1,100)	(400)
Equity portion of debt conversions paid in cash	(2)	—	—
Dividends paid	(240)	(220)	(203)
Purchases of treasury stock	(268)	(506)	—
Exercise of stock options	19	26	40
Payment for shares withheld for taxes and in treasury	(9)	(13)	(11)
Distribution to FNFV	—	—	(100)
Other financing activity	—	(15)	(8)
Net dividends from subsidiaries	265	594	268
Net cash (used in) provided by financing activities	(237)	(1,234)	1,086
Net change in cash and cash equivalents	(47)	142	(954)
Cash at beginning of year	293	151	1,105
Cash at end of year	$246	$293	$151
See Notes to Financial Statements and
See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

NOTES TO FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies
Fidelity National Financial, Inc. transacts substantially all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the aforementioned Consolidated Financial Statements and Notes thereto included elsewhere herein. Certain reclassifications have been made to the 2014 and 2015 presentation to conform to the classifications used in 2016.

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2016	2015
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	291	288
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2016, due July 2018 with interest payable monthly at LIBOR + 1.45%	(3)	(5)
	$985	$980

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash paid during the year:
Interest paid	$63	$72	$103
Income tax payments	367	250	75

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.4 billion, $0.2 billion, and $0.4 billion during the years ended December 31, 2016, 2015, and 2014, respectively.

See Accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

		Column C
	Column B	Additions			Column D		Column E
	Balance at	Charge to					Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(In millions)
Year ended December 31, 2016:
Reserve for claim losses	$1,583	$157	$(8)	(2)	$245	(1)	$1,487

Year ended December 31, 2015:
Reserve for claim losses	$1,621	$246	$1	(2)	$285	(1)	$1,583

Year ended December 31, 2014:
Reserve for claim losses	$1,636	$228	$59	(3)	$302	(1)	$1,621
____________________________

(1)	Represents payments of claim losses, net of recoupments.

(2)	Represents the change in reinsurance recoverable.

(3)
Represents an increase of $54 million to the reserve for claim losses as a result of the acquisition of Lender Processing Services, Inc., a $2 million decrease to the reserve due to the sale of a small title operation and recording $7 million increase to the claims reserve for a reinsurance recoverable.

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
3.2
Fourth Amended and Restated Bylaws of Fidelity National Financial, Inc., February 1, 2017 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated February 2, 2017)

4.1
Supplemental Indenture, dated as of January 2, 2014, among Lender Processing Services, Inc., Fidelity National Financial, Inc., Black Knight Lending Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.2
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.4
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., dated as of May 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.5
Third Supplemental Indenture, dated as of June 30, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2014)

4.6
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

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

10.3	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
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
10.11
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (1) (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.12
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.13
Form of Notice of FNFV Group Restricted Stock Grant and FNFV Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for September 2014 Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (1)

10.14
Form of Notice of Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.15
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.16
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.17
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

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

10.26
Amended and Restated Employment Agreement between BKFS I Management and William P. Foley, II, effective as of January 8, 2016 (1) (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.27
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II, effective as of January 8, 2016 (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.28
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.29
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.30
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.31
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.32
Employment Agreement by and between BKFS I Management, Inc. and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.33	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
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
10.43
Black Knight 2015 Omnibus Incentive Plan (incorporated by reference to to Exhibit 10.19 to Amendment No. 3 to the Form S-1 Registration Statement filed by Black Knight Financial Services, Inc. on March 30, 2015)(1)

10.44
Form of Grant Agreement for Restricted Stock Awards under the Black Knight Knight Financial Services, Inc. 2015 Omnibus Incentive Plan to be issued upon Exchange of Grant Units (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Form S-1Registration Statement filed y Black Knight Financial Services, Inc. on May 4, 2015)(1)

10.45
Form of Restricted Stock Agreement for February 2016 Restricted Stock Awards with a three year vesting period under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1) (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

Exhibit Number	Description
10.46
Form of Restricted Stock Agreement for February 2016 Restricted Stock Awards with a four year vesting period under the Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1) (incorporated by reference to Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.47	ServiceLink Holdings, LLC Incentive Plan (1) (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 9, 2014)
10.48
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II effective January 8, 2016 (1) (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)

10.49
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk effective October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.50
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett effective July 1, 2012 (1) (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.51
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park effective February 4, 2010 (1) (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.52
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective March 1, 2015 (1) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.53
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski effective February 4, 2010 (1) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

10.54
Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.55
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.56
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (1) (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.57
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.58
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement (Time-Based) under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for March 2016 Awards (1)

10.59
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for December 2016 Awards (1)

10.60	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) (3 year vesting) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)
10.61	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (2017) (4 year vesting) under Black Knight Financial Services, Inc. 2015 Omnibus Incentive Plan (1)
10.62	Amendment to the Black Knight Financial Services, Inc. Restricted Stock Award Agreement (for awards issued upon exchange of Grant Units) (1)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit Number	Description
99.1	Unaudited Attributed Financial Information for FNF Group Tracking Stock
99.2	Unaudited Attributed Financial Information for FNFV Group Tracking Stock
101
The following materials from Fidelity National Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(1)	A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K