Form 10-Q
period 2017-03-31
Fidelity National Financial, Inc.
filed 2017-05-04
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 30, 2017 were:
FNF Group Common Stock    272,294,694
FNFV Group Common Stock     66,416,822

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2017 and December 31, 2016 includes pledged fixed maturity securities of $362 and $332, respectively, related to secured trust deposits	$2,279	$2,432
Preferred stock available for sale, at fair value	322	315
Equity securities available for sale, at fair value	425	438
Investments in unconsolidated affiliates	578	558
Other long-term investments	68	54
Short-term investments, at March 31, 2017 and December 31, 2016 includes pledged short-term investments of $3 and $212, respectively, related to secured trust deposits	348	487
Total investments	4,020	4,284
Cash and cash equivalents, at March 31, 2017 and December 31, 2016 includes $398 and $331, respectively, of pledged cash related to secured trust deposits	1,302	1,323
Trade and notes receivables, net of allowance of $24 and $26, at March 31, 2017 and December 31, 2016, respectively	517	531
Goodwill	5,085	5,065
Prepaid expenses and other assets	678	639
Capitalized software, net	565	580
Other intangible assets, net	1,010	1,030
Title plants	395	395
Property and equipment, net	606	616
Total assets	$14,178	$14,463
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,218	$1,434
Notes payable	2,722	2,746
Reserve for title claim losses	1,484	1,487
Secured trust deposits	748	860
Income taxes payable	132	65
Deferred tax liability	640	629
Total liabilities	6,944	7,221
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of March 31, 2017 and December 31, 2016; outstanding of 272,248,544 and 272,205,261 as of March 31, 2017 and December 31, 2016, respectively, and issued of 285,086,230 and 285,041,900 as of March 31, 2017 and December 31, 2016, respectively	—	—
FNFV Group common stock, $0.0001 par value, authorized 113,000,000 shares, outstanding of 66,416,822 and issued of 80,581,675 as of March 31, 2017 and December 31, 2016	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,803	4,848
Retained earnings	1,788	1,784
Accumulated other comprehensive earnings (loss)	11	(13)
Less: treasury stock, 27,002,539 shares as of March 31, 2017 and 27,001,492 shares as of December 31, 2016, at cost	(623)	(623)
Total Fidelity National Financial, Inc. shareholders’ equity	5,979	5,996
Non-controlling interests	911	902
Total equity	6,890	6,898
Total liabilities, redeemable non-controlling interest and equity	$14,178	$14,463
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Direct title insurance premiums	$465	$422
Agency title insurance premiums	583	530
Escrow, title-related and other fees	868	779
Restaurant revenue	273	293
Interest and investment income	29	30
Realized gains and losses, net	(1)	(6)
Total revenues	2,217	2,048
Expenses:
Personnel costs	715	652
Agent commissions	446	402
Other operating expenses	460	432
Cost of restaurant revenue	236	245
Depreciation and amortization	112	100
Provision for title claim losses	52	52
Interest expense	35	34
Total expenses	2,056	1,917
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	161	131
Income tax expense	78	49
Earnings from continuing operations before equity in losses of unconsolidated affiliates	83	82
Equity in (losses) earnings of unconsolidated affiliates	(2)	2
Net earnings from continuing operations	81	84
Less: Net earnings attributable to non-controlling interests	9	10
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$72	$74

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to FNF Group common shareholders	$71	$73

Net earnings attributable to FNFV Group common shareholders	$1	$1

Earnings per share
Basic
Net earnings per share attributable to FNF Group common shareholders	$0.26	$0.27

Net earnings per share attributable to FNFV Group common shareholders	$0.02	$0.01
Diluted
Net earnings per share attributable to FNF Group common shareholders	$0.25	$0.26

Net earnings per share attributable to FNFV Group common shareholders	$0.01	$0.01

Weighted average shares outstanding FNF Group common stock, basic basis	271	274

Weighted average shares outstanding FNF Group common stock, diluted basis	279	281

Cash dividends paid per share FNF Group common stock	$0.25	$0.21

Weighted average shares outstanding FNFV Group common stock, basic basis	66	70

Weighted average shares outstanding FNFV Group common stock, diluted basis	68	72
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2017	2016
	(Unaudited)
Net earnings	$81	$84
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	13	21
Unrealized gain on investments in unconsolidated affiliates (2)	7	13
Unrealized gain on foreign currency translation (3)	1	4
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	3	—
Other comprehensive earnings	24	38
Comprehensive earnings	105	122
Less: Comprehensive earnings attributable to non-controlling interests	8	10
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$97	$112

Comprehensive earnings attributable to FNF Group common shareholders	$97	$99
Comprehensive earnings attributable to FNFV Group common shareholders	$—	$13
_______________________________________

(1)	Net of income tax expense of $8 million and $13 million for the three-month periods ended March 31, 2017 and 2016, respectively.

(2)	Net of income tax expense of $4 million and $8 million for the three-month periods ended March 31, 2017 and 2016, respectively.

(3)	Net of income tax expense of $1 million and $2 million for the three-month periods ended March 31, 2017 and 2016, respectively.

(4)	Net of income tax expense of $2 million for the three-month period ended March 31, 2017.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	—	—	—	—	2	—	—	—	—	—	2	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	13	—	—	(1)	12	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	7	—	—	—	7	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains included in net earnings	—	—	—	—	—	—	3	—	—	—	3	—
Debt conversion settled in cash	—	—	—	—	(56)	—	—	—	—	—	(56)	—
Stock-based compensation	—	—	—	—	9	—	—	—	—	1	10	—
Dividends declared	—	—	—	—	—	(68)	—	—	—	—	(68)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	2	2	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	—	—	72	—	—	—	9	81	—
Balance, March 31, 2017	285	$—	81	$—	$4,803	$1,788	$11	27	$(623)	$911	$6,890	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings	$81	$84
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112	100
Equity in losses (earnings) of unconsolidated affiliates	2	(2)
(Gain) loss on sales of investments and other assets, net	(1)	3
Impairment of assets	2	3
Stock-based compensation cost	10	14
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	15	10
Net increase in prepaid expenses and other assets	(41)	(2)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(236)	(133)
Net (decrease) increase in reserve for title claim losses	(3)	12
Net change in income taxes	63	3
Net cash provided by operating activities	4	92
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	105	69
Proceeds from calls and maturities of investment securities available for sale	154	114
Additions to property and equipment and capitalized software	(46)	(50)
Purchases of investment securities available for sale	(53)	(251)
Net (purchases of) proceeds from short-term investment securities	(70)	371
Contributions to investments in unconsolidated affiliates	(32)	(76)
Distributions from unconsolidated affiliates	20	25
Net other investing activities	(1)	—
Other acquisitions/disposals of businesses, net of cash acquired	(32)	(31)
Net cash provided by investing activities	45	171
Cash flows from financing activities:
Borrowings	50	18
Debt service payments	(69)	(73)
Equity portion of debt conversions paid in cash	(44)	—
Dividends paid	(68)	(58)
Subsidiary dividends paid to non-controlling interest shareholders	(2)	(2)
Exercise of stock options	2	5
Payment of contingent consideration for prior period acquisitions	(6)	(1)
Purchases of treasury stock	—	(96)
Net cash used in financing activities	(137)	(207)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(88)	56
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	992	672
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$904	$728
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2016.
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
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
On May 3, 2017, our Board of Directors adopted a resolution to increase the size of our Board of Directors to thirteen and elected Heather H. Murren to serve on our Board of Directors. Ms. Murren will serve in Class I of our Board of Directors, and her term will expire at the annual meeting of our shareholders to be held in 2018. At this time, Ms. Murren has not been appointed to any committee of our Board.
In the first quarter of 2017 regulatory approval was received for three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, to redomesticate from their existing states of domicile to Florida (the "Redomestication") effective March 1, 2017. In conjunction with the Redomestication, the Company received a special dividend from these title insurance underwriters of $280 million on March 15, 2017.
On December 7, 2016, we announced that our Board of Directors approved a tax-free plan (the "Plan") whereby (1) we intend to distribute all 83.3 million shares of Black Knight Financial Services Inc. common stock that we currently own to FNF Group shareholders and (2) we intend to redeem all FNFV shares in exchange for shares of common stock of FNFV.  Following the distributions, FNF, FNFV and Black Knight will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. The Plan is subject to the receipt of private letter rulings from the Internal Revenue Service approving the distribution of Black Knight and FNFV shares, filing and acceptance of a registration statement for both the Black Knight and FNFV transactions with the Securities and Exchange Commission, Black Knight and FNFV shareholder approvals and other customary closing conditions. The closing of the tax-free distributions of Black Knight and FNFV are not dependent on one another and will occur separately when the aforementioned closing conditions are met. The closing of the distributions is expected by the end of the third quarter of 2017.
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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we hold to the total weighted average diluted shares of Black Knight outstanding and multiply such ratio by Black Knight's net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted earnings per share calculation. As the result had no effect for the three-month periods ended March 31, 2017 and 2016, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted earnings per share. There are no adjustments to earnings attributable to FNF in our calculation of basic earnings per share. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted earnings per share.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were two million antidilutive options outstanding during both the three-months ended March 31, 2017 and 2016.
Recent Accounting Pronouncements
Revenue Recognition
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
We continue to evaluate the impact these standards will have on our consolidated financial statements and related disclosures.  We have completed our analysis of the impact of the standards for over 80% of our revenue, including all revenue recorded within direct title insurance premiums, agency title insurance premiums and restaurant revenue, and have concluded that these standards will not have a material impact on our accounting or reporting for these revenue streams.  We continue to analyze certain revenue streams recorded within escrow, title-related and other fees primarily in our Black Knight segment. Black Knight has formed a project team and engaged a third-party professional services firm to assist us with its evaluation. Based upon its initial assessment, Black Knight currently does not anticipate a material change to the pattern of its revenue recognition related to revenue earned from the majority of its technology business hosted software arrangements, data and analytics business arrangements with transaction or volume-based fees and perpetual license arrangements in both its technology and data and analytics businesses. However, due to the complexity of certain of its contracts, including contracts for multiple products and services related to each of its segments, the final determination will be dependent on contract-specific terms. Black Knight is still in the process of quantifying the effects ASC 606 will have on its consolidated financial statements.
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
Other Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are still evaluating the totality of the effects this new guidance will have on our business process and systems, consolidated financial statements, and related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We have not concluded on the anticipated financial statement effects of adoption. We plan to adopt this standard on January 1, 2019.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. We do not expect this standard to have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. We early adopted the standard as of January 1, 2017. The adoption of this standard did not have a material impact on our financial statements.

Note B.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Three months ended March 31,
	2017	2016
	(Dollars in millions)
Beginning balance	$1,487	$1,583
Change in reinsurance recoverable	(4)	—
Claim loss provision related to:
Current year	51	49
Prior years	1	3
Total title claim loss provision	52	52
Claims paid, net of recoupments related to:
Current year	(1)	—
Prior years	(50)	(40)
Total title claims paid, net of recoupments	(51)	(40)
Ending balance of claim loss reserve for title insurance	$1,484	$1,595
Provision for title insurance claim losses as a percentage of title insurance premiums	5.0%	5.5%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$104	$—	$104
State and political subdivisions	—	590	—	590
Corporate debt securities	—	1,420	—	1,420
Mortgage-backed/asset-backed securities	—	55	—	55
Foreign government bonds	—	110	—	110
Preferred stock available for sale	33	289	—	322
Equity securities available for sale	425	—	—	425
Total assets	$458	$2,568	$—	$3,026

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,533	—	1,533
Mortgage-backed/asset-backed securities	—	58	—	58
Foreign government bonds	—	109	—	109
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	438	—	—	438
Total assets	$470	$2,715	$—	$3,185
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•	Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.

•	Preferred stocks: These securities are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.

As of March 31, 2017 and December 31, 2016 we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$104	$103	$1	$—	$104
State and political subdivisions	590	580	10	—	590
Corporate debt securities	1,420	1,407	16	(3)	1,420
Mortgage-backed/asset-backed securities	55	53	2	—	55
Foreign government bonds	110	116	—	(6)	110
Preferred stock available for sale	322	312	11	(1)	322
Equity securities available for sale	425	296	131	(2)	425
Total	$3,026	$2,867	$171	$(12)	$3,026

	December 31, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$117	$—	$—	$117
State and political subdivisions	615	607	9	(1)	615
Corporate debt securities	1,533	1,524	15	(6)	1,533
Mortgage-backed/asset-backed securities	58	56	2	—	58
Foreign government bonds	109	117	—	(8)	109
Preferred stock available for sale	315	312	6	(3)	315
Equity securities available for sale	438	323	115	—	438
Total	$3,185	$3,056	$147	$(18)	$3,185
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2017:

	March 31, 2017
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$660	29%	$659	29%
After one year through five years	1,466	66	1,484	66
After five years through ten years	71	3	72	3
After ten years	9	—	9	—
Mortgage-backed/asset-backed securities	53	2	55	2
Total	$2,259	100%	$2,279	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016, were as follows (in millions):

March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$396	$(3)	$—	$—	$396	$(3)
Foreign government bonds	86	(3)	14	(3)	100	(6)
Preferred stock available for sale	29	(1)	—	—	29	(1)
Equity securities available for sale	40	(2)	—	—	40	(2)
Total temporarily impaired securities	$551	$(9)	$14	$(3)	$565	$(12)

December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$107	$(1)	$—	$—	$107	$(1)
Corporate debt securities	410	(4)	11	(2)	421	(6)
Foreign government bonds	85	(4)	20	(4)	105	(8)
Preferred stock available for sale	55	(2)	42	(1)	97	(3)
Total temporarily impaired securities	$657	$(11)	$73	$(7)	$730	$(18)
We recorded no impairment charges relating to investments during the three-month period ended March 31, 2017. We recorded $3 million in impairment charges on fixed maturity securities during the three-month period ended March 31, 2016 related to an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely. As of March 31, 2017 we held no fixed maturity securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2016, we held $7 million in securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ended March 31, 2017 and 2016, respectively:

	Three months ended March 31, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$236
Equity securities available for sale	5	—	5	32
Loss on debt conversions and debt refinancing			(4)	—
Other realized gains and losses, net			(2)	—
Total			$(1)	$268

	Three months ended March 31, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$1	$—	$1	$158
Equity securities available for sale	—	(1)	(1)	—
Investments in unconsolidated affiliates			(3)	—
Other assets			(3)	—
Total			$(6)	$158
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of March 31, 2017 and December 31, 2016, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	March 31, 2017	December 31, 2016
Ceridian	33%	$367	$371
Other	Various	211	187
Total		$578	$558
In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $30 million as of March 31, 2017 and December 31, 2016, respectively. We did not purchase or dispose of any Ceridian bonds in the three-month period ended March 31, 2017.
During the three-month periods ended March 31, 2017 and 2016, we recorded $4 million and $3 million, in equity in losses of Ceridian, respectively, and $2 million and $5 million in equity in earnings of other unconsolidated affiliates, respectively.

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

	March 31, 2017	December 31, 2016
	(In millions)
Total current assets before customer funds	$295	$343
Customer funds	4,624	3,703
Goodwill and other intangible assets, net	2,290	2,291
Other assets	88	90
Total assets	$7,297	$6,427
Current liabilities before customer obligations	$147	$201
Customer obligations	4,612	3,692
Long-term obligations, less current portion	1,139	1,140
Other long-term liabilities	295	301
Total liabilities	6,193	5,334
Equity	1,104	1,093
Total liabilities and equity	$7,297	$6,427

	Three months ended March 31, 2017	Three months ended March 31, 2016
	(In millions)
Total revenues	$187	$197
Loss before income taxes	(9)	(14)
Net loss	(11)	(10)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	247	291
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	300	300
Revolving Credit Facility, unsecured, unused portion of $800, due July 2018 with interest payable monthly at LIBOR + 1.45%	(3)	(3)
Unsecured Black Knight InfoServ notes, including premium, interest payable semi-annually at 5.75%, due April 2023	401	401
Black Knight Term A Facility, due May 2020 with interest currently payable monthly at LIBOR + 2.00% (3.00% at March 31, 2017)	723	733
Black Knight Term B Facility, due May 2022 with interest currently payable quarterly at LIBOR + 2.25% (3.25% at March 31, 2017)	340	341
Black Knight Revolving Credit Facility, unused portion of $350, due May 2020 with interest currently payable monthly at LIBOR + 2.00% (3.00% at March 31, 2017)	47	46
ABRH Term Loan, interest payable monthly at LIBOR + 2.75% (3.73% at March 31, 2017), due August 2019	90	92
OneDigital Revolving Credit Facility, unused portion of $50, due March 2022 with interest payable monthly at LIBOR + 2.50% - 3.50% (4.19% at March 31, 2017)	147	129
ABRH Revolving Credit Facility, unused portion of $35, due August 2019 with interest payable monthly at Base Rate + 1.75% (5.75% at March 31, 2017)	9	—
Other	24	19
	$2,722	$2,746
At March 31, 2017, the estimated fair value of our long-term debt was approximately $3,087 million, which was $346 million higher than its carrying value, excluding $19 million of net unamortized debt issuance costs and original issuance premium/discount. The carrying values of our ABRH term loan, ABRH revolving credit facility and OneDigital revolving credit facility approximate the fair values at March 31, 2017 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $1,688 million as of March 31, 2017. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2017 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and revolving facilities approximate fair value at March 31, 2017. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The material terms of the BKIS Credit Agreement, excluding the BKIS Credit Agreement Amendment below, are set forth in our Annual Report for the year ended December 31, 2016.
On February 27, 2017, BKIS entered into a first amendment (the "First Amendment") to its BKIS Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent pursuant to which certain terms of the BKIS Credit Agreement were modified and amended. Pursuant to the First Amendment, effective as of February 27, 2017, the Term B Loan under the BKIS Credit Agreement bears interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of 125 basis points, or (ii) the Eurodollar rate plus a margin of 225 basis points, subject to a Eurodollar rate floor of 75 basis points. In addition, the First Amendment permits the previously announced tax-free distribution pursuant to which FNF intends to distribute, together with the other transactions related thereto, all 83.3 million shares of Black Knight common stock that it currently owns to holders of FNF Group common stock. As of March 31, 2017 BKIS had aggregate outstanding debt of $1,110 million under the BKIS Credit Agreement, net of debt issuance costs. We hold $49 million of the outstanding Term B notes which eliminate in consolidation.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On April 26, 2017, BKIS, entered into a Second Amendment (the “Second Amendment”) to its BKIS Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The Second Amendment increases (i) the aggregate principal amount of the Term A Loan by $300 million to $1,030 million and (ii) the aggregate principal amount of commitments under the Revolving Credit Facility by $100 million to $500 million. The Second Amendment also reduces the pricing applicable to the loans under the Term A Facility and Revolving Credit Facility by 25 basis points and reduces the unused commitment fee applicable to the Revolving Credit Facility by 5 basis points. The Term A Loan and Revolving Credit Facility bear interest at rates based upon, at the option of BKIS, either (i) the base rate plus a margin of between 25 and 100 basis points depending on the total leverage ratio of BKFS LLC and its restricted subsidiaries on a consolidated basis (the “Consolidated Leverage Ratio”) and (ii) the Eurodollar rate plus a margin of between 125 and 200 basis points depending on the Consolidated Leverage Ratio, subject to a Eurodollar rate floor of zero basis points. In addition, BKIS will pay an unused commitment fee of between 15 and 30 basis points on the undrawn commitments under the Revolving Credit Facility, also depending on the Consolidated Leverage Ratio. Pursuant to the terms of the Second Amendment, the Term A Loan and the Revolving Credit Facility mature on February 25, 2022.
On March 31, 2015, OneDigital, entered into a senior secured credit facility (the “OneDigital Facility”) with Bank of America, N.A. (“Bank of America”) as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and the other financial institutions party thereto. The material terms of the Digital Insurance Facility are set forth in our Annual Report for the year ended December 31, 2016.
On March 17, 2017, OneDigital and certain subsidiaries of OneDigital (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Amendment”) pursuant to which certain terms of the OneDigital Facility were amended. Pursuant to the Amendment, the Revolving Commitments under the OneDigital Facility were increased from an aggregate of $160 million to $200 million, and the maturity date of the facility was changed from March 31, 2020 to March 17, 2022. The Amendment also modified the financial covenants relating to certain leverage ratios under the Credit Agreement.
As of March 31, 2017, OneDigital had outstanding debt of $147 million and remaining borrowing capacity of $50 million under the OneDigital Facility.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility was amended on February 24, 2017. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and have not been amended since the filing of such Annual Report. As of March 31, 2017, ABRH had $90 million outstanding for the ABRH Term Loan, had $9 million outstanding under the ABRH Revolver, had $16 million of outstanding letters of credit and had $35 million of remaining borrowing capacity under the ABRH Credit Facility.
On January 2, 2014, as a result of our acquisition of Lender Processing Services ("LPS"), FNF acquired $600 million aggregate principal amount of 5.75% Senior Notes due in 2023, initially issued by BKIS on October 12, 2012 (the "Black Knight Senior Notes"). The material terms of the Black Knight Senior Notes are set forth in our Annual Report for the year ended December 31, 2016. On April 26, 2017, Black Knight redeemed the outstanding Black Knight Senior Notes at a price of 104.825% and paid $1 million in accrued interest.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). As of March 31, 2017, there was no outstanding balance under the Revolving Credit Facility and $3 million in unamortized debt issuance costs. On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022 and to update the interest rate. Revolving loans under the Restated Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 10.0 and 60.0 basis points depending on the senior unsecured long-term debt ratings of the Company or (ii) LIBOR plus a margin of between 110.0 and 160.0 basis points depending on the senior unsecured long-term debt ratings of the Company. At the current Standard & Poor’s and Moody’s senior unsecured long-term debt ratings of BBB/Baa2, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, the Company will pay a commitment fee of between 15.0 and 40.0 basis points on the entire facility, also depending on the Company’s senior unsecured long-term debt ratings. All other material terms of the Revolving Credit Facility are the same as those set forth in our Annual Report for the year ended December 31, 2016.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% notes are set forth in our Annual Report for the year ended December 31, 2016.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2016, except to clarify that it is now our intent to settle conversions through cash settlement. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report. During the quarter ended March 31, 2017, we repurchased Notes with aggregate principal of $47 million for $104 million.
On May 5, 2010, FNF completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 6.60% Notes are set forth in our Annual Report for the year ended December 31, 2016.

Gross principal maturities of notes payable at March 31, 2017 are as follows (in millions):
2017 (remaining)	$369
2018	345
2019	189
2020	706
2021	4
Thereafter	1,128
$2,741

Note F — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $3 million as of March 31, 2017 and $69 million as of December 31, 2016. During the quarter ended March 31, 2017, ServiceLink paid $65 million to settle all remaining obligations to complete the document execution review under the 2011 LPS consent order with certain banking agencies. Details of the consent order and the terms of the settlement are set forth in Note M to the Consolidated Financial Statements in our Annual Report for the year ended December 31, 2016. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2017 (remaining)	$174
2018	187
2019	156
2020	120
2021	87
Thereafter	220
Total future minimum operating lease payments	$944
Note G — Dividends
On May 3, 2017, our Board of Directors declared cash dividends of $0.25 per share, payable on June 30, 2017, to FNF Group common shareholders of record as of June 16, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2017:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,048	$—	$—	$1,048	$—	$—	$—	$1,048
Other revenues	496	258	65	819	—	49	49	868
Restaurant revenues	—	—	—	—	273	—	273	273
Revenues from external customers	1,544	258	65	1,867	273	49	322	2,189
Interest and investment income, including realized gains and losses	26	(2)	(2)	22	—	6	6	28
Total revenues	1,570	256	63	1,889	273	55	328	2,217
Depreciation and amortization	38	53	5	96	11	5	16	112
Interest expense	—	16	15	31	2	2	4	35
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	151	41	(32)	160	(4)	5	1	161
Income tax expense (benefit)	78	13	(11)	80	—	(2)	(2)	78
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	73	28	(21)	80	(4)	7	3	83
Equity in earnings (losses) of unconsolidated affiliates	2	—	—	2	—	(4)	(4)	(2)
Earnings (loss) from continuing operations	$75	$28	$(21)	$82	$(4)	$3	$(1)	$81
Assets	$8,264	$3,729	$762	$12,755	$487	$936	$1,423	$14,178
Goodwill	2,347	2,307	215	4,869	101	115	216	5,085
As of and for the three months ended March 31, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$952	$—	$—	$952	$—	$—	$—	$952
Other revenues	466	242	33	741	—	38	38	779
Restaurant revenues	—	—	—	—	293	—	293	293
Revenues from external customers	1,418	242	33	1,693	293	38	331	2,024
Interest and investment income, including realized gains and losses	29	—	(3)	26	(3)	1	(2)	24
Total revenues	1,447	242	30	1,719	290	39	329	2,048
Depreciation and amortization	35	48	2	85	10	5	15	100
Interest expense	—	16	15	31	1	2	3	34
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	121	41	(32)	130	—	1	1	131
Income tax expense (benefit)	45	14	(9)	50	—	(1)	(1)	49
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	76	27	(23)	80	—	2	2	82
Equity in earnings (loss) of unconsolidated affiliates	3	—	—	3	—	(1)	(1)	2
Earnings (loss) from continuing operations	$79	$27	$(23)	$83	$—	$1	$1	$84
Assets	$8,668	$3,645	$220	$12,533	$491	$919	$1,410	$13,943
Goodwill	2,310	2,224	45	4,579	101	86	187	4,766

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The activities in our segments include the following:
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

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Three months ended March 31,
	2017	2016
Cash paid for:
Interest	$30	$29
Income taxes	14	46

Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(9)	$25
Change in purchases of investments available for sale payable in period	1	3

Financing activities:
Change in treasury stock purchases payable in period	$—	$(1)
Accrual for unsettled debt service payments related to the Notes	9	—
Accrual for the equity portion of unsettled repurchases of the Notes	12	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; our ability to successfully execute the proposed plan to distribute shares of Black Knight and redeem all FNFV tracking stock; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2016 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2016.
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
As of April 18, 2017 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2016 - 2019 in their "Mortgage Finance Forecast" (in trillions):

	2019	2018	2017	2016
Purchase transactions	$1.2	$1.2	$1.1	$1.0
Refinance transactions	0.4	0.4	0.5	0.9
Total U.S. mortgage originations forecast	$1.6	$1.6	$1.6	$1.9
In 2016, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Over the same period, existing home sales increased and there was a decline in total housing inventory. In 2017 and beyond, increased mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to decline. The MBA predicts overall mortgage originations in 2017 through 2019 will decrease compared to the 2016 period due to a decrease in refinance transactions, offset by a slight increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.5% in 2017. Additionally, the Conference Board's monthly Consumer Confidence Index has risen sharply at the end of 2016 and into 2017. We believe that improvements in both of these economic indicators, among other indicators which support a generally improving United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
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
Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015, we experienced continual year-over-year increases in the fee per file of commercial transactions. In 2016, we experienced a slight decrease in the volume and fee per file of commercial transactions as compared to 2015. However, as 2015 was a record setting year for our commercial real estate title insurance business, our 2016 results continued to indicate strong commercial markets.
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
Black Knight's various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is less affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of its data businesses may be affected by the volume of real estate transactions and mortgage originations, but many of its client contracts for origination technology contain minimum charges.
Black Knight's various businesses may also be affected by general economic conditions. For example, in the event that a difficult economy or other factors lead to a significant decline in levels of home ownership and a significant reduction in the number of mortgage loans outstanding and Black Knight is not able to counter the impact of those events with increased market share or higher fees, it could have a material adverse effect on its mortgage processing revenues. In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which may increase the revenues in Black Knight's specialty servicing technology business that is used to service residential mortgage loans in default. Moreover, interest rates tend to decline in a weaker economy driving higher than normal refinance transactions that provide potential volume increases to Black Knight's origination technology offerings.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2017	2016
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$465	$422
Agency title insurance premiums	583	530
Escrow, title-related and other fees	868	779
Restaurant revenue	273	293
Interest and investment income	29	30
Realized gains and losses, net	(1)	(6)
Total revenues	2,217	2,048
Expenses:
Personnel costs	715	652
Agent commissions	446	402
Other operating expenses	460	432
Cost of restaurant revenue	236	245
Depreciation and amortization	112	100
Provision for title claim losses	52	52
Interest expense	35	34
Total expenses	2,056	1,917
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	161	131
Income tax expense	78	49
Equity in (losses) earnings of unconsolidated affiliates	(2)	2
Net earnings from continuing operations	$81	$84
 Revenues.
Total revenues increased by $169 million in the three months ended March 31, 2017, compared to the corresponding period in 2016. The increase consisted of a $170 million increase at FNF Group and a $1 million decrease at FNFV.
Net earnings from continuing operations decreased by $3 million in the three months ended March 31, 2017, compared to the corresponding period in 2016. The decrease consisted of a $1 million decrease at FNF Group and $2 million decrease at FNFV.
The change in revenue from the FNF Group segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed and at Black Knight for data processing and program design and development costs; Agent commissions, which are incurred as title agency revenue is recognized; and Cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.

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
Income tax expense was $78 million and $49 million in the three-month periods ended March 31, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes was 48% and 37% for the three-month periods ended March 31, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in income tax expense as a percentage of earnings before income taxes from the 2016 period to the 2017 period was primarily driven by increased tax expense of $21 million resulting from a change in judgment of the tax deductibility of legal settlements finalized in the 2017 period.
Equity in (losses) earnings of unconsolidated affiliates was $(2) million and $2 million for the three-month periods ended March 31, 2017 and 2016, respectively. The equity in (losses) earnings in 2017 and 2016 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2017	2016
	(In millions)
Revenues:
Direct title insurance premiums	$465	$422
Agency title insurance premiums	583	530
Escrow, title-related and other fees	496	466
Interest and investment income	28	29
Realized gains and losses, net	(2)	—
Total revenues	1,570	1,447
Expenses:
Personnel costs	548	506
Agent commissions	446	402
Other operating expenses	335	331
Depreciation and amortization	38	35
Provision for title claim losses	52	52
Total expenses	1,419	1,326
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$151	$121
Orders opened by direct title operations (in thousands)	472	517
Orders closed by direct title operations (in thousands)	334	322
Fee per file	$2,148	$2,032
Total revenues for the Title segment increased by $123 million, or 9%, in the three months ended March 31, 2017 from the corresponding periods in 2016.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2017	Total	2016	Total
	(Dollars in millions)
Title premiums from direct operations	$465	44%	$422	44%
Title premiums from agency operations	583	56	530	56
Total title premiums	$1,048	100%	$952	100%
Title premiums increased by 10% in the three months ended March 31, 2017 as compared to the corresponding period in 2016. The increase is comprised of an increase in Title premiums from direct operations of $43 million, or 10%, and an increase in Title premiums from agency operations of $53 million, or 10%, in the three months ended March 31, 2017.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2017	2016
Opened title insurance orders from purchase transactions (1)	63.7%	55.3%
Opened title insurance orders from refinance transactions (1)	36.3	44.7
	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	58.0%	54.6%
Closed title insurance orders from refinance transactions (1)	42.0	45.4
	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2017 as compared to the corresponding period in 2016. The increase in the three-month period is primarily due to an increase in closed order volume and an increase in the fee per file. We experienced a favorable increase in closed title insurance order volume from purchase transactions and an unfavorable decrease in refinance transactions in the three months ended March 31, 2017 as compared to the corresponding period in 2016. Closed order volumes were 334,000 in the three months ended March 31, 2017 compared with 322,000 in the three months ended March 31, 2016. This represented an overall increase of 4%. Open title orders decreased over the three months ended March 31, 2017 as compared to the corresponding period in 2016. The decrease reflected an increase in purchase transactions that was more than offset by a decrease in refinance transactions.The average fee per file in our direct operations was $2,148 in the three months ended March 31, 2017 compared to $2,032 in the three months ended March 31, 2016. The increase in average fee per file in the three months ended March 31, 2017 reflects a strong commercial market relative to the first quarter of 2016, a modestly improving residential purchase market, and a modestly weaker residential refinance market relative to the prior year. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The increase in title premiums from agency operations is primarily the result of an increase in remitted agency premiums that reflects an improving residential purchase environment in many markets throughout the country. The increase also reflects a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents while reducing unprofitable agency relationships.
Escrow, title-related and other fees increased by $30 million, or 6%, in the three months ended March 31, 2017 from the corresponding period in 2016. Escrow fees, which are more closely related to our direct title operations, increased by $19 million, or 12%, in the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase in escrow fees is directionally consistent with the increase in direct title premiums, steady growth in residential purchase transactions and rate increases in various markets. Other fees in the Title segment, excluding escrow fees, increased by $11 million, or 4%, in the three months ended March 31, 2017 from the corresponding period in 2016. This increase relates to increases in fees in our home warranty business, loan processing revenue at certain subsidiaries of ServiceLink and acquisitions made subsequent to March 31, 2016. The increases were offset by decreased revenue at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased by $1 million in the three months ended March 31, 2017 compared to the corresponding period in 2016.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $42 million, or 8% increase in the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase is primarily due to stronger residential purchase markets during the current year. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 57% for the three-month periods ended March 31, 2017 and 57% for the three-month periods ended March 31, 2016. Average employee count in the Title segment was 22,569 and 20,806 in the three-month periods ended March 31, 2017 and 2016, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased by $4 million, or 1% in the three months ended March 31, 2017 from the corresponding period in 2016. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses have remained consistent across all periods.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2016:

	Three months ended March 31,
	2017	%	2016	%
	(Dollars in millions)
Agent premiums	583	100%	530	100%
Agent commissions	446	77%	402	76%
Net retained agent premiums	$137	23%	$128	24%
Depreciation and amortization increased by $3 million in the three months ended March 31, 2017 compared to the corresponding period in 2016.
The claim loss provision for title insurance was $52 million for each of the three-month periods ended March 31, 2017 and 2016, respectively, and reflects an average provision rate of 5.0% and 5.5% of title premiums. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. In the fourth quarter of 2016, we revised our loss provision rate to 5.0% from 5.5% based upon an analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios, and lower policy year loss ratios in recent years.
Black Knight
The following table presents the results from operations of our Black Knight segment:

	Three months ended March 31,
	2017	2016
	(In millions)
Revenues:
Escrow, title-related and other fees	258	242
Realized gains and losses, net	(2)	—
Total revenues	256	242
Expenses:
Personnel costs	101	96
Other operating expenses	45	41
Depreciation and amortization	53	48
Interest expense	16	16
Total expenses	215	201
Earnings from continuing operations before income taxes	$41	$41
Total revenues for our Black Knight segment increased $14 million, or 6%, in the three-month period ended March 31, 2017. This increase was comprised of an increase of $18 million in its technology segment and decreases of $3 million and $1 million in its data and analytics and corporate segments, respectively. The increase in its technology segment was driven by higher average loan volumes on its mortgage servicing platform, price increases and higher transaction volumes in its servicing technology business and by the acquisition of eLynx Holdings, Inc. ("eLynx") partially offset by lower consulting revenues, client contract termination fees and volumes resulting from a decline in refinance transactions in its origination technology business. The decrease in its data and analytics business was driven by the realignment of Property Insight, partially offset by increased revenue associated with its acquisition of Motivity Solutions, Inc. ("Motivity") and growth in its multiple listing service and property data businesses.

Personnel costs increased by $5 million, or 5%, in the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase was primarily driven by the acquisitions of eLynx and Motivity and by higher net personnel costs, partially offset by lower expenses from the Property Insight realignment in its Data and Analytics segment.
Other operating expenses increased by $4 million, or 10%, in the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase was primarily attributable to legal and professional fees associated with the Plan and the acquisitions of eLynx and Motivity, partially offset by lower expenses from the Property Insight realignment.
Depreciation and amortization increased by $5 million, or 10%, in the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase is primarily due to accelerated amortization of $3 million related to certain deferred implementation costs.
Earnings from continuing operations before income taxes remained flat in the three-month period ended March 31, 2017 compared to the corresponding period in 2016 primarily due to the factors outlined above.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Group Corporate and Other segment generated revenues of $63 million and $30 million for the three months ended March 31, 2017 and 2016, respectively. The revenue in both periods represents revenue generated by our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of revenues between our Black Knight segment and our Title segment. The increase of $33 million, or 110%, in the three months ended March 31, 2017 is primarily attributable to the acquisition of Commissions, Inc. ("CINC") and to revenue growth at our real estate brokerage subsidiaries.
Other operating expenses in the FNF Group Corporate and Other segment were $55 million and $33 million for the three months ended March 31, 2017 and 2016, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment. The increase of $22 million, or 67% is primarily attributable to the acquisition of CINC and growth of our real estate brokerage subsidiaries.
Interest expense remained flat in the three-month period ended March 31, 2017 compared to the corresponding period in 2016 .
This segment generated pretax losses of $32 million for each of the three month periods ended March 31, 2017 and 2016, due to the factors outlined above.

Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended March 31,
	2017	2016
	(In millions)
Revenues:
Total restaurant revenue	$273	$293
Realized gains and losses, net	—	(3)
Total revenues	273	290
Expenses:
Personnel costs	13	13
Cost of restaurant revenue	236	245
Other operating expenses	15	21
Depreciation and amortization	11	10
Interest expense	2	1
Total expenses	277	290
(Loss) earnings from continuing operations before income taxes	$(4)	$—
Total revenues for the Restaurant group segment decreased $17 million, or 6%, in the three months ended March 31, 2017 from the corresponding period in 2016. The decrease is primarily attributable to lower same store sales and to a lesser extent the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue decreased by $9 million, or 4%, in the three months ended March 31, 2017 from the corresponding period in 2016. The change is consistent with the change in revenue.
Other operating expenses decreased by $6 million, or 29%, in the three months ended March 31, 2017 from the corresponding period in 2016. The decrease is primarily related to sale of the Max & Erma's concept in January 2016.
(Loss) earnings from continuing operations before income taxes decreased by $4 million, or 100%, in the three months ended March 31, 2017 from the corresponding period in 2016. The decrease is attributable to the factors discussed above.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian, OneDigital, and other smaller operations which are not title-related. This segment also includes our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable economic gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $55 million and $39 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $16 million, or 41%, is primarily attributable to increased revenue resulting from acquisitions and growth at OneDigital and to revenue associated with smaller FNFV acquisitions in 2016.
Other operating expenses were $10 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $4 million is primarily attributable to acquisitions and growth at OneDigital and to expense associated with smaller FNFV acquisitions in 2016.
Personnel costs were $33 million and $25 million for the three months ended March 31, 2017 and 2016, respectively. The change is primarily attributable to acquisitions and growth at OneDigital and to costs associated with smaller FNFV acquisitions in 2016.
This segment generated pretax earnings of $5 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.25 per share for the first quarter of 2017, or approximately $68 million to our FNF Group common shareholders. On May 3, 2017, our Board of Directors declared cash dividends of $0.25 per share, payable on June 30, 2017, to FNF Group common shareholders of record as of June 16, 2017. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2016, $2,149 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. In the first quarter of 2017 regulatory approval was received for the Redomestication of three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, to redomesticate from their existing states of domicile to Florida effective March 1, 2017. In conjunction with the Redomestication, the Company received a special dividend from these title insurance underwriters of $280 million on March 15, 2017. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2017 of approximately $461 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Our cash flows provided by operations for the three months ended March 31, 2017 and 2016 totaled $4 million and $92 million, respectively. The decrease of $88 million is primarily attributable to the payment of legal settlements of $65 million, timing of payment of payroll expenses, and increased payments of deposits for certain prepaid assets, partially offset by lower payments for taxes in the 2017 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $46 million and $50 million for the three-month periods ended March 31, 2017 and 2016, respectively, with the decrease primarily related to decreased capital expenditures in our FNFV Group.
Financing. For a description of our financing arrangements see Note E included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
In May 2017, our 6.6% Notes will mature. We plan to payoff the 6.6% Notes through borrowing under our Revolving Credit Facility.
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
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2016, other than as described in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Capital Stock Transactions. On October 28, 2014, our Board of Directors approved a three-year stock purchase program, effective November 6, 2014, under which we can repurchase up to 10 million shares of our FNFV Group common stock through November 30, 2017. We exhausted all available repurchases under this program during February 2016. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan adopted February 18, 2016, we have repurchased a total of 3,955,000 shares for $45 million, or an average of $11.40 per share, and there are 11,045,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the quarter ended March 31, 2017.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the quarter ended March 31, 2017.
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
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2016.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report for our fiscal year ended December 31, 2016.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:

10.1
First Amendment, dated as of February 27, 2017, to Credit Agreement, dated as of August 19, 2014, among ABRH ,LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.2
First Amendment, dated as of February 27, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.3
Amendment and Restatement, dated as of March 17, 2017, to Credit Agreement, dated as of March 31, 2015, among Digital Insurance, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2017)

10.4
Second Amendment, dated as of April 26, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

10.5
Restated Credit Agreement, dated as of April 27, 2017, to Existing Credit Agreement, dated as of June 25, 2013, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2017	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment, dated as of February 27, 2017, to Credit Agreement, dated as of August 19, 2014, among ABRH ,LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.2
First Amendment, dated as of February 27, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.3
Amendment and Restatement, dated as of March 17, 2017, to Credit Agreement, dated as of March 31, 2015, among Digital Insurance, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2017)

10.4
Second Amendment, dated as of April 26, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

10.5
Restated Credit Agreement, dated as of April 27, 2017, to Existing Credit Agreement, dated as of June 25, 2013, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.