Form 10-Q
period 2017-06-30
Fidelity National Financial, Inc.
filed 2017-08-01
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of June 30, 2017 were:
FNF Group Common Stock    272,833,047
FNFV Group Common Stock     65,121,022

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2017 and December 31, 2016 includes pledged fixed maturity securities of $351 and $332, respectively, related to secured trust deposits	$2,182	$2,432
Preferred stock available for sale, at fair value	323	315
Equity securities available for sale, at fair value	441	438
Investments in unconsolidated affiliates	574	558
Other long-term investments	62	54
Short-term investments, at June 30, 2017 and December 31, 2016 includes short-term investments of $19 and $212, respectively, related to secured trust deposits	532	487
Total investments	4,114	4,284
Cash and cash equivalents, at June 30, 2017 and December 31, 2016 includes $537 and $331, respectively, of pledged cash related to secured trust deposits	1,441	1,323
Trade and notes receivables, net of allowance of $24 and $26, at June 30, 2017 and December 31, 2016, respectively	547	531
Goodwill	5,007	5,065
Prepaid expenses and other assets	685	639
Capitalized software, net	560	580
Other intangible assets, net	859	1,030
Title plants	395	395
Property and equipment, net	594	616
Total assets	$14,202	$14,463
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,294	$1,434
Notes payable	2,438	2,746
Reserve for title claim losses	1,492	1,487
Secured trust deposits	892	860
Income taxes payable	190	65
Deferred tax liability	633	629
Total liabilities	6,939	7,221
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2017 and December 31, 2016; outstanding of 272,833,047 and 272,205,261 as of June 30, 2017 and December 31, 2016, respectively, and issued of 285,670,733 and 285,041,900 as of June 30, 2017 and December 31, 2016, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of June 30, 2017 and December 31, 2016; outstanding of 65,121,022 and 66,416,822 as of June 30, 2017 and December 31, 2016, respectively, and issued of 80,581,675 as of both June 30, 2017 and December 31, 2016	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,637	4,848
Retained earnings	2,016	1,784
Accumulated other comprehensive earnings (loss)	31	(13)
Less: treasury stock, 28,298,339 shares as of June 30, 2017 and 27,001,492 shares as of December 31, 2016, at cost	(643)	(623)
Total Fidelity National Financial, Inc. shareholders’ equity	6,041	5,996
Non-controlling interests	878	902
Total equity	6,919	6,898
Total liabilities, redeemable non-controlling interest and equity	$14,202	$14,463
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$575	$540	$1,040	$962
Agency title insurance premiums	726	691	1,309	1,221
Escrow, title-related and other fees	1,008	907	1,876	1,686
Restaurant revenue	288	292	561	585
Interest and investment income	34	37	63	67
Realized gains and losses, net	256	15	255	9
Total revenues	2,887	2,482	5,104	4,530
Expenses:
Personnel costs	788	707	1,503	1,359
Agent commissions	558	526	1,004	928
Other operating expenses	558	493	1,018	925
Cost of restaurant revenue	249	245	485	490
Depreciation and amortization	110	102	222	202
Provision for title claim losses	65	68	117	120
Interest expense	29	33	64	67
Total expenses	2,357	2,174	4,413	4,091
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	530	308	691	439
Income tax expense	226	101	304	150
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	304	207	387	289
Equity in (losses) earnings of unconsolidated affiliates	(2)	(1)	(4)	1
Net earnings from continuing operations	302	206	383	290
Less: Net earnings attributable to non-controlling interests	6	9	15	19
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$296	$197	$368	$271

Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings attributable to FNF Group common shareholders	$175	$187	$246	$260

Net earnings attributable to FNFV Group common shareholders	$121	$10	$122	$11

Earnings per share
Basic
Net earnings per share attributable to FNF Group common shareholders	$0.65	$0.69	$0.91	$0.95

Net earnings per share attributable to FNFV Group common shareholders	$1.83	$0.15	$1.85	$0.16
Diluted
Net earnings per share attributable to FNF Group common shareholders	$0.63	$0.67	$0.88	$0.93

Net earnings per share attributable to FNFV Group common shareholders	$1.81	$0.14	$1.79	$0.15

Weighted average shares outstanding FNF Group common stock, basic basis	271	272	271	273

Weighted average shares outstanding FNF Group common stock, diluted basis	277	281	278	281

Cash dividends paid per share FNF Group common stock	$0.25	$0.21	$0.50	$0.42

Weighted average shares outstanding FNFV Group common stock, basic basis	66	67	66	69

Weighted average shares outstanding FNFV Group common stock, diluted basis	67	70	68	71
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net earnings	$302	$206	$383	$290
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	13	25	25	46
Unrealized gain on investments in unconsolidated affiliates (2)	4	2	11	15
Unrealized gain on foreign currency translation (3)	4	1	6	5
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1)	2	2	2
Other comprehensive earnings	20	30	44	68
Comprehensive earnings	322	236	427	358
Less: Comprehensive earnings attributable to non-controlling interests	9	9	17	19
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$313	$227	$410	$339

Comprehensive earnings attributable to FNF Group common shareholders	$190	$219	$287	$318

Comprehensive earnings attributable to FNFV Group common shareholders	$123	$8	$123	$21
_______________________________________

(1)
Net of income tax expense of $8 million and $16 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $16 million and $29 million for the six-month periods ended June 30, 2017 and 2016, respectively.

(2)
Net of income tax expense of $3 million and $1 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $7 million and $9 million for the six-month periods ended June 30, 2017 and 2016, respectively.

(3)	Net of income tax expense of $3 million and $1 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $3 million for the six-month periods ended June 30, 2017 and 2016.

(4)
Net of income tax (benefit) expense of less than $(1) million and $1 million for the three-month periods June 30, 2017 and 2016, respectively, and $1 million for the six-month periods ended June 30, 2017 and 2016.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	12	—	—	—	—	—	12	—
Treasury stock repurchased	—	—	—	—	—	—	—	9	(200)	—	(200)	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	46	—	—	(2)	44	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	15	—	—	—	15	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Stock-based compensation	—	—	—	—	19	—	—	—	—	10	29	—
Dividends declared	—	—	—	—	—	(115)	—	—	—	—	(115)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	2	2	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(3)	(3)	—
Net earnings	—	—	—	—	—	271	—	—	—	19	290	—
Balance, June 30, 2016	284	$—	81	$—	$4,826	$1,530	$(1)	24	$(546)	$860	$6,669	$344

Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	1	—	—	—	16	—	—	—	—	—	16	—
Treasury stock repurchased	—	—	—	—	—	—	—	1	(20)	—	(20)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	25	—	—	2	27	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	11	—	—	—	11	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	6	—	—	—	6	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Stock-based compensation	—	—	—	—	17	—	—	—	—	7	24	—
Dividends declared	—	—	—	—	—	(136)	—	—	—	—	(136)	—
Sale of OneDigital	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	9	9	—
Equity portion of debt conversions settled in cash	—	—	—	—	(244)	—	—	—	—	—	(244)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	—	—	368	—	—	—	15	383	—
Balance, June 30, 2017	286	$—	81	$—	$4,637	$2,016	$31	28	$(643)	$878	$6,919	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings	$383	$290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	222	202
Equity in losses (earnings) of unconsolidated affiliates	4	(1)
Loss (gain) on sales of investments and other assets, net	12	(12)
Gain on sale of OneDigital	(269)	—
Impairment of assets	2	3
Stock-based compensation cost	24	29
Changes in assets and liabilities, net of effects from acquisitions:
Net change in pledged cash, pledged investments, and secured trust deposits	—	3
Net increase in trade receivables	(30)	(31)
Net increase in prepaid expenses and other assets	(65)	(43)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(98)	(81)
Net increase in reserve for title claim losses	5	7
Net change in income taxes	101	8
Net cash provided by operating activities	291	374
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	200	165
Proceeds from calls and maturities of investment securities available for sale	283	214
Proceeds from the sale of cost method and other investments	14	36
Additions to property and equipment and capitalized software	(89)	(180)
Purchases of investment securities available for sale	(180)	(387)
Net (purchases of) proceeds from short-term investment securities	(238)	351
Purchases of other long-term investments	(2)	—
Contributions to investments in unconsolidated affiliates	(47)	(130)
Distributions from unconsolidated affiliates	44	44
Net other investing activities	(3)	6
Acquisition of eLynx Holdings, Inc., net of cash acquired	—	(115)
Proceeds from the sale of OneDigital	326	—
Other acquisitions/disposals of businesses, net of cash acquired	(83)	(104)
Net cash provided by (used in) investing activities	225	(100)
Cash flows from financing activities:
Borrowings	759	87
Debt service payments	(922)	(111)
Black Knight treasury stock repurchases of BKFS stock	(47)	—
Equity portion of debt conversions paid in cash	(243)	—
Dividends paid	(136)	(115)
Subsidiary dividends paid to non-controlling interest shareholders	(4)	(3)
Exercise of stock options	16	12
Payment of contingent consideration for prior period acquisitions	(11)	(1)
Purchases of treasury stock	(16)	(201)
Net cash used in financing activities	(604)	(332)
Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(88)	(58)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	992	672
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$904	$614
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
Through FNF Group, we are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF Group is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company, Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company, Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. FNF Group also provides industry-leading mortgage technology solutions, including MSP®, the leading residential mortgage servicing technology platform in the U.S., through its majority-owned subsidiary, Black Knight Financial Services, Inc. ("Black Knight").
Through FNFV group, our diversified investment holding company, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH") and Ceridian HCM, Inc. ("Ceridian").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
On June 28, 2017, we signed a definitive agreement to acquire a majority ownership stake in Title Guaranty of Hawaii ("Title Guaranty"). Title Guaranty was previously an unaffiliated agent and will continue to be closely aligned with Chicago Title as it formally becomes part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services.  Closing is contingent on regulatory clearance and is expected in the third quarter of 2017.
On May 24, 2017, we entered into certain equity commitment letters (the “Equity Commitment Letters”) with CF Corporation, a Cayman Islands exempted company (“CFCOU”), relating to its plan of merger (the "Merger" or “Merger Agreement”), dated May 24, 2017, among CFCOU, Fidelity & Guaranty Life, a Delaware corporation (“FGL”), and the other parties thereto. Pursuant to the Equity Commitment Letters, the Company has committed (the "FNF Commitment"), on the terms and subject to the conditions set forth therein, at the closing under the Merger Agreement, to purchase, or cause the purchase of, equity of CFCOU for an aggregate cash purchase price equal to $235 million plus up to an aggregate of $195 million to offset any redemptions of CFCOU’s ordinary shares made in connection with its shareholder vote to approve the transaction. The cash purchase price of $235 million includes: (i) $135 million of ordinary shares of CFCOU for $10.00 per share, and (ii) $100 million of preferred shares, plus additional amounts, if any, pursuant to the Company’s commitment to offset a portion of the redemptions of CFCOU’s ordinary shares, if any, and warrants. Additionally, the Company has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of CFCOU for an aggregate cash purchase price equal to two-thirds (2/3) of the aggregate amount, if any, not funded by one or more purchasers under the forward purchase agreements between CFCOU, CF Capital Growth, LLC and the counterparties thereto at or prior to the closing of the Merger, up to an aggregate amount of $200 million.
As consideration for the FNF Commitment and the agreements of the Company under the Equity Commitment Letters, the Company also entered into a fee letter agreement with CFCOU, dated May 24, 2017, pursuant to which CFCOU has agreed to pay to the Company the following fees at the closing of the Merger: (i) the original issue discount of $2 million in respect of the preferred shares; (ii) a commitment fee of $3 million; (iii) penny warrants convertible, in the aggregate, for 1.2% of CFCOU’s ordinary shares (on a fully diluted basis); and (iv) if, and to the extent, any amount of the preferred equity under the Company’s backstop commitment is funded (the “Backstop Equity”), (x) a funding fee of 0.5% of the amount of the Backstop Equity that is funded, and (y) penny warrants attached to the Backstop Equity that are convertible, in the aggregate, for the result of (1) the proportion of the Backstop Equity that is funded, and (2) 1.5% of CFCOU’s ordinary shares (on a fully diluted basis). The Merger is expected to close in the fourth quarter of 2017, subject to the approval of the shareholders of CFCOU and FGL, and receipt of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

required regulatory approvals and other customary closing conditions. In addition to the Equity Commitment Letters and FNF Commitment, the Company holds $37 million of equity securities of CFCOU as of June 30, 2017. The Company’s non-executive Chairman, William P. Foley, II, is also the Co-Executive Chairman of CF Corporation.
On May 22, 2017, FNF Group completed its acquisition of Hudson & Marshall, LLC ("H&M"), a full-service auction company and one of the nation's top real estate and property auction providers, for $53 million. FNF and H&M expect to partner to further enhance the services FNF can provide to its lender, servicer and real estate agent relationships.  Additionally, H&M will be hosting ServiceLink Auction, a new, full-service auction platform that will be integrated with ServiceLink's suite of products and technologies.
On May 5, 2017, we signed a definitive agreement to sell Digital Insurance, LLC ("OneDigital") for $560 million in an all-cash transaction. The sale was finalized on June 6, 2017. After repayment of debt, payout to option holders and a minority equity investor and other transaction related payments, FNFV Group received $331 million from the sale, which includes $326 million of cash and $5 million of purchase price holdback receivable. We recognized a pre-tax gain of $269 million on the sale which is included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.
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
Effective March 1, 2017, three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, redomesticated from their former states of domicile to Florida (the "Redomestication"). In conjunction with the Redomestication, the Company received a special dividend from these title insurance underwriters of $280 million on March 15, 2017.
On December 7, 2016, we announced that our Board of Directors approved a tax-free plan (the "Plan") whereby (1) we intend to distribute all 83.3 million shares of Black Knight Financial Services Inc. common stock that we currently own to FNF Group shareholders and (2) we intend to redeem all FNFV shares in exchange for shares of common stock of FNFV.  Following the distributions, FNF, FNFV and Black Knight will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. On May 10, 2017 we received the private letter ruling from the Internal Revenue Service ("IRS") approving certain aspects relating to the Plan. The Plan is subject to the filing and acceptance of a registration statement for both the Black Knight and FNFV transactions with the Securities and Exchange Commission, Black Knight and FNFV shareholder approvals and other customary closing conditions. The closing of the tax-free distributions of Black Knight and FNFV are not dependent on one another and will occur separately when the aforementioned closing conditions are met. The closing of the distributions is expected by the end of the third quarter of 2017.
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
The net earnings of Black Knight in our calculation of diluted earnings per share is adjusted for dilution related to certain Black Knight restricted stock granted to employees in accordance with ASC 260-10-55-20. We calculate the ratio of the Class B shares we hold to the total weighted average diluted shares of Black Knight outstanding and multiply such ratio by Black Knight's net earnings. The result is used as a substitution for Black Knight's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted earnings per share calculation. As the result had no effect for the three or six months ended June 30, 2017 and 2016, there were no adjustments made to net earnings attributable to FNF in our calculation of diluted earnings per share. There are no adjustments to earnings attributable to FNF in our calculation of basic earnings per share. There are no adjustments made to net earnings attributable to FNFV in our calculation of basic or diluted earnings per share.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options outstanding during the three or six-month periods ended June 30, 2017. There were two million antidilutive options outstanding during the three and six months ended June 30, 2016.
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
We have completed our analysis of the impact of the standards for over 80% of our revenue, including all revenue recorded within direct title insurance premiums, agency title insurance premiums and restaurant revenue, and have concluded that these standards will not have a material impact on our accounting or reporting for these revenue streams.  We continue to analyze certain revenue streams recorded within escrow, title-related and other fees primarily in our Black Knight segment. Black Knight has formed a project team and engaged a third-party professional services firm to assist with its evaluation. Based upon its initial assessment, Black Knight currently does not anticipate a material change to the pattern of its revenue recognition related to revenue earned from the majority of its technology business hosted software arrangements, data and analytics business arrangements with transaction or volume-based fees and perpetual license arrangements in both its technology and data and analytics businesses. However, due to the complexity of certain of its contracts, including contracts for multiple products and services related to each of its segments, the final determination will be dependent on contract-specific terms. During the second quarter, Black Knight continued its assessment with increased focus on more detailed contract reviews and further identification of data and disclosure requirements, including the effect on its processes, accounting system and design of internal controls. Black Knight is still in the process of quantifying the effects ASC 606 will have on its consolidated financial statements.
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
Other Pronouncements
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The primary amendments required by the ASU include: requiring equity investments with readily determinable fair values to be measured at fair value through net income rather than through other comprehensive income; allowing entities with equity investments without readily determinable fair values to report the investments at cost, adjusted for changes in observable prices, less impairment; requiring entities that elect the fair value option for financial liabilities to report the change in fair value attributable to instrument-specific credit risk in other comprehensive income; and clarifying that entities should assess the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires a cumulative-effect adjustment of the balance sheet as of the beginning of the year of adoption. Early adoption of the ASU is not permitted, except for the provision related to financial liabilities for which the fair value option has been elected. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects. As of June 30, 2017, we held equity and preferred securities available for sale with combined gross unrealized gains and (losses) of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

$162 million and $(5) million, respectively.
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

Note B.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Six months ended June 30,
	2017	2016
	(Dollars in millions)
Beginning balance	$1,487	$1,583
Change in reinsurance recoverable	(4)	—
Claim loss provision related to:
Current year	113	114
Prior years	4	6
Total title claim loss provision	117	120
Claims paid, net of recoupments related to:
Current year	(2)	(2)
Prior years	(106)	(111)
Total title claims paid, net of recoupments	(108)	(113)
Ending balance of claim loss reserve for title insurance	$1,492	$1,590
Provision for title insurance claim losses as a percentage of title insurance premiums	5.0%	5.5%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$103	$—	$103
State and political subdivisions	—	548	—	548
Corporate debt securities	—	1,408	—	1,408
Mortgage-backed/asset-backed securities	—	52	—	52
Foreign government bonds	—	71	—	71
Preferred stock available for sale	41	282	—	323
Equity securities available for sale	441	—	—	441
Total assets	$482	$2,464	$—	$2,946

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,533	—	1,533
Mortgage-backed/asset-backed securities	—	58	—	58
Foreign government bonds	—	109	—	109
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	438	—	—	438
Total assets	$470	$2,715	$—	$3,185
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
As of June 30, 2017 and December 31, 2016, we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D Investments.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$103	$103	$—	$—	$103
State and political subdivisions	548	538	10	—	548
Corporate debt securities	1,408	1,393	17	(2)	1,408
Mortgage-backed/asset-backed securities	52	51	1	—	52
Foreign government bonds	71	73	1	(3)	71
Preferred stock available for sale	323	308	15	—	323
Equity securities available for sale	441	299	147	(5)	441
Total	$2,946	$2,765	$191	$(10)	$2,946

	December 31, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$117	$—	$—	$117
State and political subdivisions	615	607	9	(1)	615
Corporate debt securities	1,533	1,524	15	(6)	1,533
Mortgage-backed/asset-backed securities	58	56	2	—	58
Foreign government bonds	109	117	—	(8)	109
Preferred stock available for sale	315	312	6	(3)	315
Equity securities available for sale	438	323	115	—	438
Total	$3,185	$3,056	$147	$(18)	$3,185
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2017:

	June 30, 2017
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$639	30%	$641	29%
After one year through five years	1,392	65	1,410	65
After five years through ten years	68	3	70	3
After ten years	8	—	9	1
Mortgage-backed/asset-backed securities	51	2	52	2
Total	$2,158	100%	$2,182	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016, were as follows (in millions):

June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$410	$(2)	$—	$—	$410	$(2)
Foreign government bonds	—	—	14	(3)	14	(3)
Equity securities available for sale	38	(5)	—	—	38	(5)
Total temporarily impaired securities	$448	$(7)	$14	$(3)	$462	$(10)

December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$107	$(1)	$—	$—	$107	$(1)
Corporate debt securities	410	(4)	11	(2)	421	(6)
Foreign government bonds	85	(4)	20	(4)	105	(8)
Preferred stock available for sale	55	(2)	42	(1)	97	(3)
Total temporarily impaired securities	$657	$(11)	$73	$(7)	$730	$(18)
We recorded $1 million in impairment charges relating to investments during the three and six-month periods ended June 30, 2017 relating to a fixed maturity security of an investee entering Chapter 11 bankruptcy which has exhibited a decreasing fair market value and from which we are uncertain of our ability to recover our initial investment. We recorded no impairment charges relating to investments during the three-month period ended June 30, 2016. We recorded $3 million in impairment charges related to investments during the six-month period ended June 30, 2016 relating to an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely. As of June 30, 2017, we held $1 million in fixed maturity securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2016, we held $7 million in fixed maturity and equity securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three- and six-month periods ended June 30, 2017 and 2016, respectively:

	Three months ended June 30, 2017				Six months ended June 30, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$1	$(2)	$(1)	$203	$4	$(6)	$(2)	$438
Preferred stock available for sale	—	—	—	10	—	—	—	10
Equity securities available for sale	—	—	—	—	5	—	5	32
Gain on sale of OneDigital			269	331			269	331
Loss on debt conversions and debt refinancing			(20)	—			(24)	—
Other long term investments			9	14			9	14
Other realized gains and losses, net			(1)	—			(2)	—
Total			$256	$558			$255	$825

	Three months ended June 30, 2016				Six months ended June 30, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$2	$(1)	$1	$191	$3		$(1)	$2	$349
Preferred stock available for sale	1	—	1	9	1	—	—	1	9
Equity securities available for sale	—	—	—	—	—	—	(1)	(1)	—
Investments in unconsolidated affiliates			—	—				(3)	—
Other long-term investments			15	36				15	36
Other assets			(2)	—				(5)	—
Total			$15	$236				$9	$394
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of June 30, 2017 and December 31, 2016, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	June 30, 2017	December 31, 2016
Ceridian	33%	$368	$371
Other	Various	206	187
Total		$574	$558
In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $30 million as of June 30, 2017 and December 31, 2016, respectively. We did not purchase or dispose of any Ceridian bonds in the six-month period ended June 30, 2017.
During the three-month periods ended June 30, 2017 and 2016, we recorded $5 million and $4 million in equity in losses of Ceridian, respectively, and $3 million in equity in earnings of other unconsolidated affiliates. During the six-month periods ended June 30, 2017 and 2016, we recorded $9 million and $6 million in equity in losses of Ceridian, respectively, and $5 million and $7 million in equity in earnings of other unconsolidated affiliates, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Summarized, unaudited financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings, respectively, is presented below.

	June 30, 2017	December 31, 2016
	(In millions)
Total current assets before customer funds	$367	$343
Customer funds	3,746	3,703
Goodwill and other intangible assets, net	2,296	2,291
Other assets	92	90
Total assets	$6,501	$6,427
Current liabilities before customer obligations	$157	$201
Customer obligations	3,738	3,692
Long-term obligations, less current portion	1,138	1,140
Other long-term liabilities	290	301
Total liabilities	5,323	5,334
Equity	1,178	1,093
Total liabilities and equity	$6,501	$6,427

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
	(In millions)		(In millions)
Total revenues	$177	$167	$364	$345
Loss before income taxes	(21)	(26)	(30)	(40)
Net loss	(23)	(15)	(34)	(25)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	110	291
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	—	300
Revolving Credit Facility, unsecured, unused portion of $500, due April 2022 with interest payable monthly at LIBOR + 1.40% (2.58% at June 30, 2017)	295	(3)
Unsecured Black Knight Senior Notes, including premium, interest payable semi-annually at 5.75%, due April 2023	—	401
Black Knight Term A Facility, due February 2022 with interest currently payable monthly at LIBOR + 1.75% (3.00% at June 30, 2017)	1,026	733
Black Knight Term B Facility, due May 2022 with interest currently payable quarterly at LIBOR + 2.25% (3.50% at June 30, 2017)	340	341
Black Knight Revolving Credit Facility, unused portion of $350, due February 2022 with interest currently payable monthly at LIBOR + 1.75% (3.00% at June 30, 2017)	145	46
ABRH Term Loan, interest payable monthly at LIBOR + 3.0% (4.23% at June 30, 2017), due August 2019	88	92
OneDigital Revolving Credit Facility, due March 2022 with interest payable monthly at LIBOR + 2.50% - 3.50%	—	129
ABRH Revolving Credit Facility, unused portion of $26, due August 2019 with interest payable monthly at various rates	18	—
Other	19	19
	$2,438	$2,746
At June 30, 2017, the estimated fair value of our long-term debt was approximately $2,653 million, which was $192 million higher than its carrying value, excluding $23 million of net unamortized debt issuance costs and premium/discount. The carrying values of our ABRH term loan and ABRH revolving credit facility approximate the fair values at June 30, 2017 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $704 million as of June 30, 2017. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2017 and are considered Level 2 financial liabilities. The carrying value of the Black Knight Term A, Term B, and revolving facilities approximate fair value at June 30, 2017. The revolving credit facilities are considered Level 2 financial liabilities.
On May 27, 2015, Black Knight InfoServ, LLC ("BKIS") entered into a credit and guaranty agreement (the “BKIS Credit Agreement”) with an aggregate borrowing capacity of $1.6 billion with JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto. The material terms of the BKIS Credit Agreement, excluding the amendments described below, are set forth in our Annual Report for the year ended December 31, 2016.
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
As of June 30, 2017 BKIS had aggregate outstanding debt of $1,511 million under the BKIS Credit Agreement, net of debt issuance costs. We hold $49 million of the outstanding Term B loans which eliminate in consolidation.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility was amended on February 24, 2017. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, including the material terms of the amendment on February 24, 2017, and have not been amended since the filing of such Annual Report. As of June 30, 2017, ABRH had $88 million outstanding for the ABRH Term Loan, had $18 million outstanding under the ABRH Revolver, had $16 million of outstanding letters of credit and had $26 million of remaining borrowing capacity under the ABRH Credit Facility. As of June 30, 2017, $15 million of borrowings under the ABRH Revolver incurred interest at 4.12% and $3 million of borrowings incurred interest at 6.25%.
Through April 25, 2017, BKIS had 5.75% Senior Notes, interest paid semi-annually, which were scheduled to mature on April 15, 2023 (the "Black Knight Senior Notes"). The Black Knight Senior Notes were senior unsecured obligations, registered under the Securities Act and contained customary affirmative, negative and financial covenants, and events of default for indebtedness of this type (with grace periods, as applicable, and lender remedies). On April 26, 2017, Black Knight redeemed the outstanding Black Knight Senior Notes at a price of 104.825% and paid $1 million in accrued interest.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022 and to update the interest rate. Revolving loans under the Restated Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 10.0 and 60.0 basis points depending on the senior unsecured long-term debt ratings of the Company or (ii) LIBOR plus a margin of between 110.0 and 160.0 basis points depending on the senior unsecured long-term debt ratings of the Company. At the current Standard & Poor’s and Moody’s senior unsecured long-term debt ratings of BBB/Baa3, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, the Company will pay a commitment fee of between 15.0 and 40.0 basis points on the entire facility, also depending on the Company’s senior unsecured long-term debt ratings. All other material terms of the Revolving Credit Facility are the same as those set forth in our Annual Report for the year ended December 31, 2016. As of June 30, 2017, there was $295 million outstanding, net of $5 million of unamortized debt issuance costs, and $500 million of remaining borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% notes are set forth in our Annual Report for the year ended December 31, 2016.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2016, except to clarify that it is now our intent to settle conversions through cash settlement. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report. During the six months ended June 30, 2017, we repurchased Notes with aggregate principal of $187 million for $434 million.
On May 5, 2010, FNF completed an offering of $300 million in aggregate principal amount of our 6.60% notes due May 2017 (the "6.60% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 6.60%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Notes are set forth in our Annual Report for the year ended December 31, 2016. In May 2017, we paid off the 6.60% Notes in full using proceeds from borrowings under the Revolving Credit Facility.

Gross principal maturities of notes payable at June 30, 2017 are as follows (in millions):
2017 (remaining)	$36
2018	176
2019	177
2020	108
2021	133
Thereafter	1,831
$2,461

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $6 million as of June 30, 2017 and $69 million as of December 31, 2016. During the quarter ended March 31, 2017, ServiceLink paid $65 million to settle all remaining obligations to complete the document execution review under the 2011 LPS consent order with certain banking agencies. Details of the consent order and the terms of the settlement are set forth in Note M to the Consolidated Financial Statements in our Annual Report for the year ended December 31, 2016. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2017 (remaining)	$117
2018	198
2019	167
2020	132
2021	99
Thereafter	235
Total future minimum operating lease payments	$948

Note G — Dividends
On July 19, 2017, our Board of Directors declared cash dividends of $0.25 per share, payable on September 29, 2017, to FNF Group common shareholders of record as of September 15, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2017:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,301	$—	$—	$1,301	$—	$—	$—	$1,301
Other revenues	575	259	132	966	—	42	42	1,008
Restaurant revenues	—	—	—	—	288	—	288	288
Revenues from external customers	1,876	259	132	2,267	288	42	330	2,597
Interest and investment income, including realized gains and losses	41	(17)	(3)	21	(1)	270	269	290
Total revenues	1,917	242	129	2,288	287	312	599	2,887
Depreciation and amortization	39	50	5	94	11	5	16	110
Interest expense	—	14	12	26	1	2	3	29
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	294	29	(30)	293	(2)	239	237	530
Income tax expense (benefit)	114	17	(18)	113	—	113	113	226
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	180	12	(12)	180	(2)	126	124	304
Equity in earnings (losses) of unconsolidated affiliates	2	—	—	2	—	(4)	(4)	(2)
Earnings (loss) from continuing operations	$182	$12	$(12)	$182	$(2)	$122	$120	$302
Assets	$8,516	$3,650	$682	$12,848	$488	$866	$1,354	$14,202
Goodwill	2,383	2,307	216	4,906	101	—	101	5,007
As of and for the three months ended June 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$1,231	$—	$—	$1,231	$—	$—	$—	$1,231
Other revenues	552	256	59	867	—	40	40	907
Restaurant revenues	—	—	—	—	292	—	292	292
Revenues from external customers	1,783	256	59	2,098	292	40	332	2,430
Interest and investment income, including realized gains and losses	39	—	(3)	36	—	16	16	52
Total revenues	1,822	256	56	2,134	292	56	348	2,482
Depreciation and amortization	36	49	2	87	10	5	15	102
Interest expense	—	16	16	32	1	—	1	33
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	281	41	(33)	289	6	13	19	308
Income tax expense (benefit)	106	14	(22)	98	—	3	3	101
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	175	27	(11)	191	6	10	16	207
Equity in earnings (loss) of unconsolidated affiliates	3	—	—	3	—	(4)	(4)	(1)
Earnings (loss) from continuing operations	$178	$27	$(11)	$194	$6	$6	$12	$206
Assets	$8,963	$3,665	$404	$13,032	$487	$919	$1,406	$14,438
Goodwill	2,323	2,301	45	4,669	101	93	194	4,863

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2017:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$2,349	$—	$—	$2,349	$—	$—	$—	$2,349
Other revenues	1,071	517	197	1,785	—	91	91	1,876
Restaurant revenues	—	—	—	—	561	—	561	561
Revenues from external customers	3,420	517	197	4,134	561	91	652	4,786
Interest and investment income, including realized gains and losses	67	(19)	(5)	43	(1)	276	275	318
Total revenues	3,487	498	192	4,177	560	367	927	5,104
Depreciation and amortization	77	103	10	190	22	10	32	222
Interest expense	—	30	27	57	3	4	7	64
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	445	70	(62)	453	(6)	244	238	691
Income tax expense (benefit)	192	30	(29)	193	—	111	111	304
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	253	40	(33)	260	(6)	133	127	387
Equity in earnings (losses) of unconsolidated affiliates	4	—	—	4	—	(8)	(8)	(4)
Earnings (loss) from continuing operations	$257	$40	$(33)	$264	$(6)	$125	$119	$383
Assets	$8,516	$3,650	$682	$12,848	$488	$866	$1,354	$14,202
Goodwill	2,383	2,307	216	4,906	101	—	101	5,007
As of and for the six months ended June 30, 2016:

	Title	Black Knight	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$2,183	$—	$—	$2,183	$—	$—	$—	$2,183
Other revenues	1,018	498	92	1,608	—	78	78	1,686
Restaurant revenues	—	—	—	—	585	—	585	585
Revenues from external customers	3,201	498	92	3,791	585	78	663	4,454
Interest and investment income, including realized gains and losses	68	—	(6)	62	(3)	17	14	76
Total revenues	3,269	498	86	3,853	582	95	677	4,530
Depreciation and amortization	71	97	4	172	20	10	30	202
Interest expense	—	32	31	63	2	2	4	67
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	402	82	(65)	419	6	14	20	439
Income tax expense (benefit)	151	28	(31)	148	—	2	2	150
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	251	54	(34)	271	6	12	18	289
Equity in earnings (loss) of unconsolidated affiliates	6	—	—	6	—	(5)	(5)	1
Earnings (loss) from continuing operations	$257	$54	$(34)	$277	$6	$7	$13	$290
Assets	$8,963	$3,665	$404	$13,032	$487	$919	$1,406	$14,438
Goodwill	2,323	2,301	45	4,669	101	93	194	4,863

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

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as other smaller investments which are not title-related. This segment also includes the results of operations of Digital Insurance, Inc. ("OneDigital"), in which we held 96% ownership, through the date it was sold, May 5, 2017.

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Six months ended June 30,
	2017	2016
Cash paid for:
Interest	$69	$62
Income taxes	202	140
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$3	$21
Change in purchases of investments available for sale payable in period	(1)	3
Additions to IT hardware financed through a lease	—	(10)

Financing activities:
Change in treasury stock purchases payable in period	$4	$(1)
Change in accrual for unsettled debt service payments related to the Notes	1	—
Change in accrual for the equity portion of unsettled repurchases of the Notes	1	—
Borrowings to finance IT hardware additions	—	10
Debt extinguished through the sale of OneDigital	151	—

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
As of July 20, 2017 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2016 - 2019 in its "Mortgage Finance Forecast" (in trillions):

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
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.4% in 2017. Additionally, the Conference Board's monthly Consumer Confidence Index has risen sharply at the end of 2016 and into 2017. We believe that improvements in both of these economic indicators, among other indicators which support a generally improving United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
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
Because commercial real estate transactions tend to be driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015, we experienced continual year-over-year increases in the fee per file of commercial transactions. In 2016, we experienced a slight decrease in the volume and fee per file of commercial transactions as compared to 2015. Through 2017, we have seen that trend reverse as commercial revenue has increased as compared to 2016 due to increased fee per file.
Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter is typically the strongest quarter in terms of revenue, primarily due to a higher volume of home sales in the summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
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
Black Knight's various businesses are affected differently by the level of mortgage originations, including refinancing transactions. Black Knight's mortgage servicing platform is minimally affected by varying levels of mortgage originations because it earns revenues based on the total number of mortgage loans it processes, which tend to stay more constant than the market for originations. Black Knight's origination technology and some of its data businesses may be affected by the volume of real estate transactions and mortgage originations, but many of its client contracts for origination technology contain minimum charges.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Revenues:
Direct title insurance premiums	$575	$540	1,040	962
Agency title insurance premiums	726	691	1,309	1,221
Escrow, title-related and other fees	1,008	907	1,876	1,686
Restaurant revenue	288	292	561	585
Interest and investment income	34	37	63	67
Realized gains and losses, net	256	15	255	9
Total revenues	2,887	2,482	5,104	4,530
Expenses:
Personnel costs	788	707	1,503	1,359
Agent commissions	558	526	1,004	928
Other operating expenses	558	493	1,018	925
Cost of restaurant revenue	249	245	485	490
Depreciation and amortization	110	102	222	202
Provision for title claim losses	65	68	117	120
Interest expense	29	33	64	67
Total expenses	2,357	2,174	4,413	4,091
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	530	308	691	439
Income tax expense	226	101	304	150
Equity in (losses) earnings of unconsolidated affiliates	(2)	(1)	(4)	1
Net earnings from continuing operations	$302	$206	$383	$290
 Revenues.
Total revenues increased by $405 million in the three months ended June 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $154 million increase at FNF Group and a $251 million increase at FNFV. Total revenues increased by $574 million in the six months ended June 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $324 million increase at FNF Group and a $250 million increase at FNFV.
Net earnings from continuing operations increased by $96 million in the three months ended June 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $12 million decrease at FNF Group and $108 million increase at FNFV. Net earnings from continuing operations increased by $93 million in the six months ended June 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $13 million decrease at FNF Group and $106 million increase at FNFV.
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
Income tax expense was $226 million and $101 million in the three-month periods ended June 30, 2017 and 2016, respectively, and $304 million and $150 million in the six-month periods ended June 30, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes was 43% and 33% for the three-month periods ended June 30, 2017 and 2016, respectively, and 44% and 34% for the six-month periods ended June 30, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in income tax expense as a percentage of earnings before income taxes from the three-month period ended June 30, 2016 to the comparable 2017 period was primarily driven by the sale of OneDigital and nondeductible legal and regulatory expenses incurred in the period. The increase in income tax as a percentage of earnings before income taxes from the six-month period ended June 30, 2016 to the comparable 2017 period was primarily driven by the aforementioned factors driving the increase in the comparable three month-period as well as increased tax expense of $21 million resulting from a change in judgment of the tax deductibility of legal and regulatory settlements finalized in the 2017 period.
Equity in (losses) earnings of unconsolidated affiliates was $(2) million and $(1) million for the three-month periods ended June 30, 2017 and 2016, respectively, and $(4) million and $1 million for the six-month periods ended June 30, 2017 and 2016, respectively. The equity in (losses) earnings in 2017 and 2016 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Direct title insurance premiums	$575	$540	$1,040	$962
Agency title insurance premiums	726	691	1,309	1,221
Escrow, title-related and other fees	575	552	1,071	1,018
Interest and investment income	33	36	61	65
Realized gains and losses, net	8	3	6	3
Total revenues	1,917	1,822	3,487	3,269
Expenses:
Personnel costs	602	557	1,150	1,063
Agent commissions	558	526	1,004	928
Other operating expenses	359	354	694	685
Depreciation and amortization	39	36	77	71
Provision for title claim losses	65	68	117	120
Total expenses	1,623	1,541	3,042	2,867
Earnings from continuing operations before income taxes and equity in (losses) earnings of unconsolidated affiliates	$294	$281	$445	$402
Orders opened by direct title operations (in thousands)	524	577	996	1,094
Orders closed by direct title operations (in thousands)	370	401	704	723
Fee per file	$2,428	$2,116	$2,295	$2,079
Total revenues for the Title segment increased by $95 million, or 5%, in the three months ended June 30, 2017 and increased by $218 million, or 7%, in the six months ended June 30, 2017 from the corresponding periods in 2016.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2017	Total	2016	Total	2017	Total	2016	Total
	(Dollars in millions)
Title premiums from direct operations	$575	44%	$540	44%	$1,040	44%	$962	44%
Title premiums from agency operations	726	56	691	56	1,309	56	1,221	56
Total title premiums	$1,301	100%	$1,231	100%	$2,349	100%	$2,183	100%
Title premiums increased by 6% in the three months ended June 30, 2017 as compared to the corresponding period in 2016. The increase is comprised of an increase in Title premiums from direct operations of $35 million, or 6%, and an increase in Title premiums from agency operations of $35 million, or 5%, in the three months ended June 30, 2017. Title premiums increased by 8% in the six months ended June 30, 2017 as compared to the corresponding period in 2016. The increase is comprised of an increase in Title premiums from direct operations of $78 million, or 8%, and an increase in Title premiums from agency operations of $88 million, or 7%, in the six months ended June 30, 2017.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Opened title insurance orders from purchase transactions (1)	65.9%	56.7%	64.9%	56.0%
Opened title insurance orders from refinance transactions (1)	34.1	43.3	35.1	44.0
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	67.2%	57.7%	62.9%	56.3%
Closed title insurance orders from refinance transactions (1)	32.8	42.3	37.1	43.7
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. The increase in both periods is primarily attributable to an increase in the fee per file driven by a favorable change in the mix of closed orders from purchase and refinance transactions, slightly offset by a decrease in closed order volume. We experienced an increase in closed title insurance order volumes from purchase transactions and a decrease in closed title insurance order volumes from refinance transactions in the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Total closed order volumes were 370,000 and 704,000 in the three and six months ended June 30, 2017, respectively, compared with 401,000 and 723,000 in the three and six months ended June 30, 2016, respectively. This represented an overall decrease of 8% and 3%, respectively. Open title orders changed consistently with closed orders over the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. The average fee per file in our direct operations was $2,428 and $2,295 in the three and six months ended June 30, 2017, respectively, compared to $2,116 and $2,079 in the three and six months ended June 30, 2016. The increase in average fee per file in both periods reflects the favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
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
Escrow, title-related and other fees increased by $23 million, or 4%, in the three months ended June 30, 2017, and increased by $53 million, or 5%, in the six months ended June 30, 2017 from the corresponding periods in 2016. Escrow fees, which are more closely related to our direct operations, increased by $10 million, or 5%, in the three months ended June 30, 2017, and increased $29 million, or 8%, in the six months ended June 30, 2017 compared to the corresponding periods in 2016. The increase is representative of the favorable increase in closed title insurance orders from purchase transactions previously discussed. Other fees in the Title segment, excluding escrow fees, increased by $13 million, or 4%, in the three months ended June 30, 2017, and increased $24 million, or 4%, in the six months ended June 30, 2017 from the corresponding periods in 2016. This increase relates to increases in fees in our home warranty business, loan processing revenue at certain subsidiaries of ServiceLink and acquisitions made subsequent to June 30, 2016. The increases were offset by decreased revenue at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased by $3 million in the three months ended June 30, 2017 and decreased by $4 million in the six months ended June 30, 2017 compared to the corresponding periods in 2016. The decrease was primarily driven by a decrease in fixed maturity holdings period over period.
Realized gains and losses, net increased by $5 million, or 167%, in the three months ended June 30, 2017, and increased by $3 million, or 100%, in the six months ended June 30, 2017 from the corresponding periods in 2016. The increase in the three-month period was primarily attributable to a $9 million gain on the sale of an other long term investment and $1 million loss on impairments of investments in the 2017 period, offset by $3 million of gains in the 2016 period. The increase in the six-month period also includes additional $1 million in loss related to miscellaneous impairments in our Title segment in the 2017 period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $45 million, or 8% increase in the three-month period ended June 30, 2017, and an $87 million, or 8%, increase in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The increase in the 2017 period is primarily due to higher commissions and bonuses associated with increased headcount to process increased closed order counts from purchase transactions. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 52% and 54% for the three and six-month periods ended June 30, 2017, respectively, and 51% and 54% for the three and six-month periods ended June 30, 2016, respectively. Average employee count in the Title segment was 23,146 and 21,845 in the three-month periods ended June 30, 2017 and 2016, respectively, and 22,858 and 21,325 in the six-month periods ended June 30, 2017 and 2016, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses increased by $5 million, or 1% in the three months ended June 30, 2017 and increased $9 million, or 1%, in the six months ended June 30, 2017 from the corresponding periods in 2016. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses have remained consistent across all periods.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2016:

	Three months ended June 30,				Six months ended June 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in millions)
Agent premiums	726	100%	691	100%	$1,309	100%	$1,221	100%
Agent commissions	558	77%	526	76%	1,004	77%	928	76%
Net retained agent premiums	$168	23%	$165	24%	$305	23%	$293	24%
Depreciation and amortization increased by $3 million in the three months ended June 30, 2017 and increased $6 million in the six months ended June 30, 2017 compared to the corresponding periods in 2016.
The claim loss provision for title insurance was $65 million and $68 million for the three-month periods ended June 30, 2017 and 2016, respectively, and reflects an average provision rate of 5.0% and 5.5% of title premiums, respectively. The claim loss provision for title insurance was $117 million and $120 million for the six-month periods ended June 30, 2017 and 2016, respectively, and reflects an average provision rate of 5.0% and 5.5% of title premiums in the 2017 and 2016 periods, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. In the fourth quarter of 2016, we revised our loss provision rate to 5.0% from 5.5% based upon an analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios, and lower policy year loss ratios in recent years.

Black Knight
The following table presents the results from operations of our Black Knight segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Escrow, title-related and other fees	259	256	517	498
Realized gains and losses, net	(17)	—	(19)	—
Total revenues	242	256	498	498
Expenses:
Personnel costs	97	95	198	191
Other operating expenses	52	55	97	96
Depreciation and amortization	50	49	103	97
Interest expense	14	16	30	32
Total expenses	213	215	428	416
Earnings from continuing operations before income taxes	$29	$41	$70	$82
Total revenues for our Black Knight segment decreased $14 million, or 5%, in the three-month period ended June 30, 2017 and remained flat in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The decrease in the three-month period was driven by realized losses on debt refinancing and redemption, the effect of the realignment of Property Insight, LLC ("PI") and lower consulting revenues and volumes on the its exchange as a result of a decline in refinancing originations. This was partially offset by favorable client mix, price increases and higher transactional volumes in its servicing technology, the eLynx Holdings, Inc. ("eLynx") and Motivity Solutions, Inc. ("Motivity") acquisitions and growth in its property data and multiple listing service businesses.
Personnel costs increased by $2 million, or 2%, in the three-month period ended June 30, 2017 and increased by $7 million, or 4%, in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The increase in the three and six-month periods was primarily driven by the acquisitions of eLynx and Motivity, and employee costs, including higher equity compensation, partially offset by lower incentive bonuses and the realignment of PI.
Other operating expenses decreased by $3 million, or 5%, in the three-month period ended June 30, 2017 and increased by $1 million, or 1%, in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The decrease in the three-month period was primarily driven by the realignment of PI and lower IT costs, partially offset by increases related to the acquisitions of eLynx and Motivity. The increase in the six-month period was primarily driven by the aforementioned acquisitions and higher professional fees, partially offset by the PI realignment.
Depreciation and amortization increased by $1 million, or 2%, in the three-month period ended June 30, 2017 and increased by $6 million, or 6%, in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The increase in the three-month period was primarily driven by increased depreciation on computer software and hardware in the 2017 period. The increase in the six-month period was primarily driven by increased depreciation on computer software and hardware and accelerated amortization in the first quarter of $3 million related to certain deferred implementation costs.
Interest expense decreased by $2 million, or 13%, in the three-month period ended June 30, 2017 and decreased by $2 million, or 6%, in the six-month period ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease is attributable to the redemption and refinancing of Black Knight's debt in the 2017 period.
Earnings from continuing operations before income taxes decreased by $12 million in the three-month period ended June 30, 2017 and decreased by $12 million in the six-month period ended June 30, 2017 compared to the corresponding periods in 2016. The decrease is attributable to the factors discussed above, primarily the realized losses on its debt refinancing and redemption in the 2017 period.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Group Corporate and Other segment generated revenues of $129 million and $56 million for the three months ended June 30, 2017 and 2016, respectively, and $192 million and $86 million for the six months ended June 30, 2017 and 2016, respectively. The revenue in all periods represents revenue generated by our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of revenues between our Black Knight segment and our Title segment. The increase of $73 million, or 130%, in the three-month period and the increase of $106 million, or 123%, in the six-month period are primarily attributable to the acquisition of Commissions, Inc. ("CINC"), to revenue growth and acquisitions by Pacific Union, a luxury real estate broker based in California in which we have a 66% ownership interest, and to $15 million related to recording one additional month of results of operations in the 2017 period for our real estate brokerages in order to catch up their results which were previously reported on a one-month lag.
Other operating expenses in the FNF Group Corporate and Other segment were $118 million and $56 million for the three months ended June 30, 2017 and 2016, respectively, and $173 million and $89 million for the six months ended June 30, 2017 and 2016, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of management fees and other intercompany fees between our Black Knight segment and our Title segment. The increase of $62 million, or 111%, in the three month period ended June 30, 2017 from the corresponding 2016 period and the increase of $84 million, or 94%, in the six month period ended June 30, 2017 from the corresponding 2016 period are primarily attributable to the acquisition of CINC and growth and acquisitions at Pacific Union, and to $14 million related to recording one additional month of results of operations in the 2017 period for our real estate brokerages in order to catch up their results which were previously reported on a one-month lag.
Interest expense was $12 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and $27 million and $31 million for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily attributable to decreased interest on our convertible Notes resulting from redemptions in the 2017 periods.
This segment generated pretax losses of $30 million and $33 million for the three months ended June 30, 2017 and 2016, respectively, and $62 million and $65 million, for the six months ended June 30, 2017 and 2016, respectively. The decreased losses are attributable to the factors discussed above.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Total restaurant revenue	$288	$292	$561	$585
Realized gains and losses, net	(1)	—	(1)	(3)
Total revenues	287	292	560	582
Expenses:
Personnel costs	13	14	26	27
Cost of restaurant revenue	249	245	485	490
Other operating expenses	15	16	30	37
Depreciation and amortization	11	10	22	20
Interest expense	1	1	3	2
Total expenses	289	286	566	576
(Loss) earnings from continuing operations before income taxes	$(2)	$6	$(6)	$6
Total revenues for the Restaurant group segment decreased $5 million, or 2%, in the three months ended June 30, 2017 and decreased $22 million, or 4%, in the six months ended June 30, 2017, from the corresponding periods in 2016. The decrease is primarily attributable to lower same store sales and, to a lesser extent, the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue increased by $4 million, or 2%, in the three months ended June 30, 2017 and decreased $5 million, or 1%, in the six months ended June 30, 2017, from the corresponding periods in 2016. Cost of restaurant revenue as a percentage of restaurant revenue increased from approximately 84% to 86% in both the three and six months ended June 30, 2017 from the comparable 2016 periods. The increase in cost of restaurant revenue as a percentage of restaurant revenue was primarily driven by reduced operating leverage associated with lower same store sales, increased hourly labor costs, and an increase in value promotions offered in the 2017 periods.
Other operating expenses decreased by $7 million, or 19%, in the six months ended June 30, 2017, from the corresponding periods in 2016, which was primarily attributable to lease abandonment charges in the 2016 period.

(Loss) earnings from continuing operations before income taxes decreased (loss increased) by $8 million, or 133%, in the three months ended June 30, 2017, and decreased (loss increased) by $12 million, or 200%, in the six months ended June 30, 2017 from the corresponding periods in 2016. The decrease in earnings (increase in losses) was primarily attributable to the factors discussed above.
FNFV Corporate and Other
The FNFV Corporate and Other segment includes our share in the operations of certain equity investments, including Ceridian; OneDigital, through May 5, 2017, the date it was sold; and other smaller operations which are not title-related. This segment also includes our Investment Success Incentive Program ("ISIP") which is tied to monetization or liquidity events producing realized or realizable economic gains relating to our investments.
The FNFV Corporate and Other segment generated revenues of $312 million and $56 million for the three months ended June 30, 2017 and 2016, respectively, and $367 million and $95 million for the six months ended June 30, 2017 and 2016, respectively. The increase of $256 million in the three-month period is primarily attributable to the sale of OneDigital, which resulted in a realized gain of $269 million. The increase in the 2017 period was offset primarily by realized gains of $15 million in the 2016 period. The increase of $272 million in the six-month period is primarily attributable to the aforementioned factors driving the increase in the comparable three month-period as well as increased revenue at OneDigital in the 2017 period and increased revenue associated with smaller FNFV acquisitions in 2016.
Other operating expenses were $14 million and $12 million for the three months ended June 30, 2017 and 2016, respectively, and $24 million and $18 million for the six months ended June 30, 2017 and 2016, respectively. The increase in both periods is primarily attributable to acquisitions and growth at OneDigital and to expense associated with smaller FNFV acquisitions in 2016.
Personnel costs were $52 million and $26 million for the three months ended June 30, 2017 and 2016, respectively and $85 million and $51 million for the six months ended June 30, 2017 and 2016, respectively. The increase in the three-month period is primarily attributable to ISIP bonuses related to the sale of OneDigital. The change in the six-month period is attributable to the aforementioned factor driving the increase in the comparable three month-period as well as acquisitions and growth at OneDigital and to costs associated with smaller FNFV acquisitions in the current year.
This segment generated pretax earnings of $239 million and $13 million for the three months ended June 30, 2017 and 2016, respectively, and $244 million and $14 million for the six months ended June 30, 2017 and 2016, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.25 per share in the second quarter of 2017, or approximately $68 million to our FNF Group common shareholders. On July 19, 2017, our Board of Directors declared cash dividends of $0.25 per share, payable on September 29, 2017, to FNF Group common shareholders of record as of September 15, 2017. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of

December 31, 2016, $2,149 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Effective March 1, 2017, three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, redomesticated from their former states of domicile to Florida. In conjunction with the Redomestication, the Company received a special dividend from these title insurance underwriters of $280 million on March 15, 2017. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2017 of approximately $281 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2017 and 2016 totaled $291 million and $374 million, respectively. The decrease of $83 million is primarily attributable to increased payments for income taxes in the current period of $62 million, the payment of legal settlements of $65 million, increased payments for certain prepaid assets, and unfavorable timing of various payables, partially offset by increased net earnings and a $5 million reduction in claims paid.
Investing Cash Flows. Our cash provided by (used in) investing activities for the six months ended June 30, 2017 and 2016 were $225 million and $(100) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $325 million from the 2017 period to the 2016 period is primarily attributable to the proceeds from the sale of OneDigital of $326 million, a $136 million decrease in spending on acquisitions of businesses, a reduction in investments made in unconsolidated affiliates of $83 million and a reduction in spending on fixed assets of $91 million, partially offset by a reduction in net sales of available for sale, short term investments, and cost method investments, net of purchases, of $300 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $89 million and $190 million for the six-month periods ended June 30, 2017 and 2016, respectively, with the decrease primarily related to the purchase of our corporate headquarters for $71 million in April 2016 and miscellaneous spending reductions.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2017 and 2016 were $604 million and $332 million, respectively. The increase in cash used in financing activities of $272 million from the 2017 period to the 2016 period is primarily attributable to increased net debt principal payments, net of borrowings, of $139 million, an increase in dividends paid of $21 million, payment of premiums to repurchase convertible Notes of $243 million in the 2017 period, and repurchases of BKFS stock by Black Knight of $47 million in the 2017 period, offset by a reduction in spending on treasury stock repurchases of $185 million.
Financing Arrangements. For a description of our financing arrangements see Note E included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
During the six months ended June 30, 2017, we repurchased $187 million of principal of our 4.25% convertible senior notes due August 2018 ("Notes") for $434 million. As of June 30, 2017, we had outstanding Notes of $110 million, net of unamortized debt issuance costs.
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
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2016, filed on February 27, 2017, other than our entry into the Equity Commitment Letters with CFCOU as described in Note A and the extinguishment and restructuring of certain debt as described in Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.
Capital Stock Transactions. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions. We repurchased 1,295,800 shares under this program during the six months ended June 30, 2017 for $20 million, or an average of $15.11 per share. Subsequent to June 30, 2017 through market close on July 31, 2017, we purchased 196,000 additional shares for $3 million, or an average of $15.97 per share. Since the original commencement of the program through market close on July 31, 2017, we have repurchased a total of 5,446,800 shares for $68 million, or an average of $12.95 per share, and there are 9,553,200 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the six months ended June 30, 2017.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNFV during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2017 - 4/30/2017	—	—	—	11,045,000
5/1/2017 - 5/31/2017	—	—	—	11,045,000
6/1/2017 - 6/30/2017	1,295,800	15.11	1,295,800	9,749,200
Total	1,295,800	$15.11	1,295,800

(1)
On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
First Amendment, dated as of February 27, 2017, to Credit Agreement, dated as of August 19, 2014, among ABRH, LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.2
First Amendment, dated as of February 27, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.3
Amendment and Restatement, dated as of March 17, 2017, to Credit Agreement, dated as of March 31, 2015, among Digital Insurance, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2017)

10.4
Second Amendment, dated as of April 26, 2017, to Credit and Guaranty Agreement, dated as of May 27, 2015, by and among Black Knight InfoServ, LLC, a Delaware limited liability company, as the borrower, JPMorgan Chase Bank, N.A. as administrative agent, the guarantors party thereto, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

10.5
Restated Credit Agreement, dated as of April 27, 2017, to Existing Credit Agreement, dated as of June 25, 2013, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2017	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.