Form 10-Q
period 2017-09-30
Fidelity National Financial, Inc.
filed 2017-11-02
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of September 30, 2017 were:
FNF Group Common Stock    273,154,429
FNFV Group Common Stock     64,864,950

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2017

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2017 and December 31, 2016 includes pledged fixed maturity securities of $367 and $332, respectively, related to secured trust deposits	$2,154	$2,432
Preferred stock available for sale, at fair value	321	315
Equity securities available for sale, at fair value	457	438
Investments in unconsolidated affiliates	558	558
Other long-term investments	55	54
Short-term investments, at September 30, 2017 and December 31, 2016 includes short-term investments of $0 and $212 related to secured trust deposits, respectively	585	483
Total investments	4,130	4,280
Cash and cash equivalents, at September 30, 2017 and December 31, 2016 includes $568 and $331, respectively, of pledged cash related to secured trust deposits	1,232	1,193
Trade and notes receivables, net of allowance of $20 and $21, at September 30, 2017 and December 31, 2016, respectively	345	374
Goodwill	2,784	2,761
Prepaid expenses and other assets	466	455
Capitalized software, net	127	130
Other intangible assets, net	591	671
Title plants	398	395
Property and equipment, net	428	443
Assets of discontinued operations	—	3,761
Total assets	$10,501	$14,463
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,050	$1,148
Notes payable	890	1,220
Reserve for title claim losses	1,496	1,487
Secured trust deposits	923	860
Income taxes payable	85	38
Deferred tax liability	344	295
Liabilities of discontinued operations	—	2,173
Total liabilities	4,788	7,221
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2017 and December 31, 2016; outstanding of 273,154,429 and 272,205,261 as of September 30, 2017 and December 31, 2016, respectively, and issued of 285,992,115 and 285,041,900 as of September 30, 2017 and December 31, 2016, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of September 30, 2017 and December 31, 2016; outstanding of 64,864,950 and 66,416,822 as of September 30, 2017 and December 31, 2016, respectively, and issued of 80,581,675 as of both September 30, 2017 and December 31, 2016	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,582	4,848
Retained earnings	1,289	1,784
Accumulated other comprehensive earnings (loss)	46	(13)
Less: treasury stock, 28,554,411 as of September 30, 2017 and 27,001,492 shares as of December 31, 2016, at cost	(647)	(623)
Total Fidelity National Financial, Inc. shareholders’ equity	5,270	5,996
Non-controlling interests	99	902
Total equity	5,369	6,898
Total liabilities, redeemable non-controlling interest and equity	$10,501	$14,463
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$558	$556	$1,598	$1,518
Agency title insurance premiums	719	713	2,028	1,934
Escrow, title-related and other fees	689	700	2,071	1,920
Restaurant revenue	269	273	830	858
Interest and investment income	34	29	97	96
Realized gains and losses, net	(4)	(4)	277	5
Total revenues	2,265	2,267	6,901	6,331
Expenses:
Personnel costs	646	630	1,958	1,800
Agent commissions	553	545	1,557	1,473
Other operating expenses	468	464	1,392	1,296
Cost of restaurant revenue	243	237	728	727
Depreciation and amortization	58	56	177	161
Provision for title claim losses	64	70	181	190
Interest expense	12	18	47	55
Total expenses	2,044	2,020	6,040	5,702
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	221	247	861	629
Income tax expense	74	88	355	218
Earnings from continuing operations before equity in losses of unconsolidated affiliates	147	159	506	411
Equity in losses of unconsolidated affiliates	(3)	(7)	(7)	(6)
Net earnings from continuing operations	144	152	499	405
Net earnings from discontinued operations, net of tax	31	17	59	54
Net earnings	175	169	558	459
Less: Net earnings attributable to non-controlling interests	10	13	25	32
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$165	$156	$533	$427
Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to FNF Group common shareholders	$156	$158	$393	$404
Net earnings from discontinued operations attributable to FNF Group common shareholders	14	5	23	19
Net earnings attributable to FNF Group common shareholders	$170	$163	$416	$423
Net (loss) earnings attributable to FNFV Group common shareholders	$(5)	$(7)	$117	$4
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF Group common shareholders	$0.58	$0.58	$1.46	$1.49
Net earnings from discontinued operations attributable to FNF Group common shareholders	0.05	0.02	0.08	0.07
Net earnings per share attributable to FNF Group common shareholders	$0.63	$0.60	$1.54	$1.56
Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.08)	$(0.11)	$1.80	$0.06
Diluted
Net earnings from continuing operations attributable to FNF Group common shareholders	$0.57	$0.56	$1.42	$1.44
Net earnings from discontinued operations attributable to FNF Group common shareholders	0.05	0.02	0.08	0.07
Net earnings per share attributable to FNF Group common shareholders	$0.62	$0.58	$1.50	$1.51
Net (loss) earnings per share attributable to FNFV Group common shareholders	$(0.08)	$(0.11)	$1.75	$0.06
Weighted average shares outstanding FNF Group common stock, basic basis	272	271	271	272
Weighted average shares outstanding FNF Group common stock, diluted basis	276	279	277	280
Cash dividends paid per share FNF Group common stock	$0.25	$0.21	$0.75	$0.63
Weighted average shares outstanding FNFV Group common stock, basic basis	65	66	65	68
Weighted average shares outstanding FNFV Group common stock, diluted basis	65	69	67	70
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net earnings	$175	$169	$558	$459
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	8	6	33	52
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	4	(2)	16	13
Unrealized gain on foreign currency translation (3)	3	1	8	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	(2)	2	—
Other comprehensive earnings	15	3	59	71
Comprehensive earnings	190	172	617	530
Less: Comprehensive earnings attributable to non-controlling interests	11	13	27	32
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$179	$159	$590	$498
Comprehensive earnings attributable to FNF Group common shareholders	$182	$169	$471	$487
Comprehensive (loss) earnings attributable to FNFV Group common shareholders	$(3)	$(10)	$119	$11
_______________________________________

(1)
Net of income tax expense of $5 million and $4 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $20 million and $33 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

(2)
Net of income tax expense (benefit) of $3 million and $(1) million for the three-month periods ended September 30, 2017 and 2016, respectively, and $10 million and $8 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

(3)
Net of income tax expense of $2 million and less than $1 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $5 million and $3 million for the nine-month periods ended September 30, 2017 and 2016.

(4)	Net of income tax (benefit) expense of $(1) million for the three-month period ended September 30, 2016 and $1 million for the nine-month period ended September 30, 2017.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	16	—	—	—	—	—	16	—
Treasury stock repurchased	—	—	—	—	—	—	—	11	(247)	—	(247)	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	52	—	—	(1)	51	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	13	—	—	—	13	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	6	—	—	—	6	—
Stock-based compensation	—	—	—	—	28	—	—	—	—	16	44	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(2)	—	(2)
Dividends declared	—	—	—	—	—	(172)	—	—	—	—	(172)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	14	14	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Net earnings	—	—	—	—	—	427	—	—	—	32	459	—
Balance, September 30, 2016	284	$—	81	$—	$4,839	$1,629	$2	26	$(595)	$889	$6,764	$344

Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	1	—	—	—	24	—	—	—	—	—	24	—
Treasury stock repurchased	—	—	—	—	—	—	—	2	(23)	—	(23)	—
Spin-off of Black Knight, Inc.	—	—	—	—	—	(823)	—	—	—	(801)	(1,624)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	33	—	—	2	35	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	16	—	—	—	16	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	8	—	—	—	8	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Stock-based compensation	—	—	—	—	26	—	—	—	—	11	37	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(1)	—	(1)	—
Dividends declared	—	—	—	—	—	(205)	—	—	—	—	(205)	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	1	—	—	—	—	(1)	—	—
Sale of OneDigital	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	21	21	—
Equity portion of debt conversions settled in cash	—	—	—	—	(317)	—	—	—	—	—	(317)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Net earnings	—	—	—	—	—	533	—	—	—	25	558	—
Balance, September 30, 2017	286	$—	81	$—	$4,582	$1,289	$46	29	$(647)	$99	$5,369	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings	$558	$459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	331	315
Equity in losses of unconsolidated affiliates	7	6
Loss (gain) on sales of investments and other assets, net	12	(10)
Gain on sale of OneDigital	(276)	—
Impairment of assets	5	5
Stock-based compensation cost	37	44
Changes in assets and liabilities, net of effects from acquisitions:
Net change in pledged cash, pledged investments, and secured trust deposits	3	—
Net increase in trade receivables	(6)	(43)
Net increase in prepaid expenses and other assets	(50)	(23)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(93)	(33)
Net increase in reserve for title claim losses	8	19
Net change in income taxes	30	6
Net cash provided by operating activities	566	745
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	220	188
Proceeds from calls and maturities of investment securities available for sale	432	340
Proceeds from the sale of cost method and other investments	19	36
Additions to property and equipment and capitalized software	(132)	(230)
Purchases of investment securities available for sale	(278)	(496)
Net (purchases of) proceeds from short-term investment securities	(368)	438
Purchases of other long-term investments	(8)	—
Contributions to investments in unconsolidated affiliates	(52)	(155)
Distributions from unconsolidated affiliates	76	75
Net other investing activities	(3)	2
Acquisition of Commissions, Inc., net of cash acquired	—	(229)
Acquisition of Title Guaranty of Hawaii, net of cash acquired	(93)	—
Proceeds from the sale of OneDigital	325	—
Other acquisitions/disposals of businesses, net of cash acquired	(137)	(261)
Net cash provided by (used in) investing activities	1	(292)
Cash flows from financing activities:
Borrowings	776	100
Debt service payments	(994)	(158)
Black Knight treasury stock repurchases of BKFS stock	(47)	—
Equity portion of debt conversions paid in cash	(317)	—
Dividends paid	(204)	(171)
Subsidiary dividends paid to non-controlling interest shareholders	(7)	(6)
Exercise of stock options	24	16
Cash transferred in Black Knight spin-off	(87)	—
Payment of contingent consideration for prior period acquisitions	(15)	(4)
Payment for withholding taxes on stock-based compensation for shares withheld from participants and in treasury	(1)	(2)
Purchases of treasury stock	(23)	(251)
Net cash used in financing activities	(895)	(476)
Net decrease in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(328)	(23)
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at beginning of period	992	672
Cash and cash equivalents, excluding pledged cash related to secured trust deposits at end of period	$664	$649
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
Through FNFV group, our diversified investment holding company, we own majority and minority equity investment stakes in a number of entities, including American Blue Ribbon Holdings, LLC ("ABRH") and Ceridian HCM, Inc. ("Ceridian"), subject to an anticipated Split-Off, as described under Recent Developments in this Note A.
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
On October 16, 2017, FNFV Group completed its acquisition of T-System Holdings LLC ("T-System") for $200 million in cash. T-System is a provider of clinical documentation and coding solutions to hospital-based and free-standing emergency departments and urgent care facilities. T-System offers software solutions providing clinical staff full workflow operations that drive documentation completeness and revenue optimization, and provides a full-service outsourced coding solution as well as a cloud-based SaaS solution for self-service coding.
On September 29, 2017, we completed our previously announced tax-free distribution, to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations. See Note K. Discontinued Operations for further details of the results of Black Knight.
On August 31, 2017, FNF Group completed its acquisition of 90% of the membership interests of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent of Chicago Title and will continue to be closely aligned with Chicago Title as it formally becomes part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services. See Note J Acquisitions for further discussion.
On August 3, 2017, FNFV LLC entered into a definitive agreement (the "99 Merger Agreement"), by and among J. Alexander's Holdings, Inc. ("J. Alexander's"), its subsidiary J. Alexander's Holdings, LLC ("JAX Op"), Nitro Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of JAX Op, Fidelity Newport Holdings, LLC ("FNH", together with FNFV LLC, the "99 Sellers"), and 99 Restaurants, LLC ("99 Restaurants"), to merge Merger Sub with and into 99 Restaurants, whereupon the separate existence of Merger Sub shall cease and 99 Restaurants shall continue as the surviving company and a wholly-owned subsidiary of JAX Op

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

(the "99 Merger"). 99 Restaurants is the owner of our Ninety Nine Restaurant & Pub restaurant concept. Pursuant to the 99 Merger Agreement, FNH will exchange 100% of its ownership interest in 99 Restaurants for common share equivalents of J. Alexander's (as described below).
        Under the terms of the 99 Merger Agreement, 99 Restaurants will be valued at an enterprise value of $199 million, with consideration to be paid to the 99 Sellers by J. Alexander's and JAX Op consisting of newly issued equity valued at $179 million, issued in the form of 16.3 million new Class B Units of JAX Op and 16.3 million shares of new Class B Common Stock of J. Alexander's, and the assumption of $20 million of net debt. For purposes of the 99 Merger, each Class B Unit, together with one share of Class B Common Stock, will be issued at an agreed price of $11.00. Prior to the 99 Merger, 99 Restaurants will assume $60 million of currently outstanding debt of certain of its affiliates and FNFV LLC will contribute $40 million to 99 Restaurants in exchange for newly issued membership interest in 99 Restaurants. The proceeds of this cash contribution will be used by J. Alexander's to repay a portion of the assumed debt immediately following the closing of the 99 Merger. William P. Foley, II will join the J. Alexander's Board of Directors and it is expected that Lonnie J. Stout II will remain Chief Executive Officer of the combined company. Closing of the 99 Merger is contingent on customary closing conditions, including approval of the shareholders of J. Alexander's and certain regulatory clearances, and is expected late in the fourth quarter of 2017 or early in the first quarter of 2018.
On May 24, 2017, we entered into certain equity commitment letters (the “Equity Commitment Letters”) with CF Corporation, a Cayman Islands exempted company (“CFCOU”), relating to its plan of merger (the "Merger" or “Merger Agreement”), dated May 24, 2017, among CFCOU, Fidelity & Guaranty Life, a Delaware corporation (“FGL”), and the other parties thereto. Pursuant to the Equity Commitment Letters, the Company has committed (the "FNF Commitment"), on the terms and subject to the conditions set forth therein, at the closing under the Merger Agreement, to purchase, or cause the purchase of, equity of CFCOU for an aggregate cash purchase price equal to $235 million plus up to an aggregate of $195 million to offset any redemptions of CFCOU’s ordinary shares made in connection with its shareholder vote to approve the transaction. The cash purchase price of $235 million includes: (i) $135 million of ordinary shares of CFCOU for $10.00 per share, and (ii) $100 million of preferred shares, plus additional amounts, if any, pursuant to the Company’s commitment to offset a portion of the redemptions of CFCOU’s ordinary shares, if any, and warrants. The shareholder vote was held on August 8, 2017 and the Merger was unanimously approved. No shareholders elected to have their public shares redeemed in connection with the Merger. Additionally, the Company has committed, on the terms and subject to the conditions set forth therein, at the Closing, to purchase, or cause the purchase of, equity of CFCOU for an aggregate cash purchase price equal to two-thirds (2/3) of the aggregate amount, if any, not funded by one or more purchasers under the forward purchase agreements between CFCOU, CF Capital Growth, LLC and the counterparties thereto, up to an aggregate amount of $200 million.
As consideration for the FNF Commitment and the agreements of the Company under the Equity Commitment Letters, the Company also entered into a fee letter agreement with CFCOU, dated May 24, 2017, pursuant to which CFCOU has agreed to pay to the Company the following fees at the closing of the Merger: (i) the original issue discount of $2 million in respect of the preferred shares; (ii) a commitment fee of $3 million; (iii) penny warrants convertible, in the aggregate, for 1.2% of CFCOU’s ordinary shares (on a fully diluted basis); and (iv) if, and to the extent, any amount of the preferred equity under the Company’s backstop commitment is funded (the “Backstop Equity”), (x) a funding fee of 0.5% of the amount of the Backstop Equity that is funded, and (y) penny warrants attached to the Backstop Equity that are convertible, in the aggregate, for the result of (1) the proportion of the Backstop Equity that is funded, and (2) 1.5% of CFCOU’s ordinary shares. The Merger is expected to close in the fourth quarter of 2017, subject to the receipt of required regulatory approvals and other customary closing conditions. In addition to the Equity Commitment Letters and FNF Commitment, the Company holds $37 million of equity securities of CFCOU as of September 30, 2017. The Company’s non-executive Chairman, William P. Foley, II, is also the Co-Executive Chairman of CF Corporation.
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
On May 5, 2017, we signed a definitive agreement to sell Digital Insurance, LLC ("OneDigital") for $560 million in an all-cash transaction. The sale was finalized on June 6, 2017. After repayment of debt, payout to option holders and a minority equity investor and other transaction related payments, FNFV Group received $331 million from the sale, which includes $325 million of cash and $5 million of purchase price holdback receivable. We recognized a pre-tax gain of $276 million on the sale which is included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings. We retained no ownership in OneDigital and have no continuing involvement with OneDigital as of the date of the sale.

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
On December 7, 2016, we announced that our Board of Directors approved a tax-free plan (the "Split-off" or "Split-off Plan") whereby we intend to redeem all FNFV shares in exchange for shares of common stock of Cannae Holdings, Inc ("Cannae").  Following the distribution, FNF and Cannae will each be independent, fully-distributed, publicly-traded common stocks, with FNF and FNFV no longer being tracking stocks. At or near closing of the Split-off, we anticipate making a $100 million equity investment in Cannae. In addition, our current $100 million undrawn intercompany line of credit with FNFV will continue with Cannae upon consummation of the Split-off Plan. On May 10, 2017 we received the private letter ruling from the Internal Revenue Service ("IRS") approving certain aspects relating to the Split-off Plan. The Split-off Plan is subject to the filing and acceptance of a registration statement with the Securities and Exchange Commission (the "SEC"), FNFV shareholder approval and other customary closing conditions. On October 19, 2017, the SEC declared the registration statement for the Split-off Plan effective and the proxy statement was mailed to shareholders. A special meeting of stockholders to approve the Split-off Plan will be held on November 17, 2017 and we expect to close on such date.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options outstanding during the three or nine-month periods ended September 30, 2017. There were two million antidilutive options outstanding during the three and nine months ended September 30, 2016.
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
We have materially completed our analysis of the impact of the standards and have concluded that these standards will not have a material impact on our accounting or reporting.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Upon issuance of ASU 2015-14, the effective date of ASU 2014-09 was deferred to annual and interim periods beginning on or after December 15, 2017. We will adopt the guidance on January 1, 2018. Either of the following transition methods is permitted: (i) a full retrospective approach reflecting the application of the new standard in each prior reporting period, or (ii) a modified retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings in the year the new standard is first applied. We plan to transition to this new guidance using the modified retrospective approach.
Other Pronouncements
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The primary amendments required by the ASU include: requiring equity investments with readily determinable fair values to be measured at fair value through net income rather than through other comprehensive income; allowing entities with equity investments without readily determinable fair values to report the investments at cost, adjusted for changes in observable prices, less impairment; requiring entities that elect the fair value option for financial liabilities to report the change in fair value attributable to instrument-specific credit risk in other comprehensive income; and clarifying that entities should assess the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires a cumulative-effect adjustment of the balance sheet as of the beginning of the year of adoption. Early adoption of the ASU is not permitted, except for the provision related to financial liabilities for which the fair value option has been elected. We have completed our evaluation of the effects this new guidance will have on our consolidated financial statements and related disclosures and have determined that the ASU will result in: (1) reclassification of our unrealized gains and losses on our equity and preferred securities available for sale currently included in accumulated other comprehensive income to beginning retained earnings as of January 1, 2018 and (2) changes in fair value of our equity and preferred securities available for sale subsequent to January 1, 2018 to be included in our earnings from continuing operations. As of September 30, 2017, we held equity and preferred securities available for sale with combined net unrealized gains (net of losses) of $160 million and $14 million, respectively. Including the associated effects of deferred taxes, based on the net of tax balances as of September 30, 2017, we expect to reclassify a total of approximately $106 million from Accumulated other comprehensive income to beginning Retained earnings as of January 1, 2018.
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
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

presented upon adoption. We have materially completed our analysis of the effects of this ASU on our consolidated financial statements and related disclosures with regard to all aspects except for the provisions related to distributions from equity method investees. Excluding the provisions related to distributions from equity method investees, we do not anticipate this ASU will have a material impact on our consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We have completed our evaluation of the effect this new guidance will have on our consolidated financial statements and related disclosures and have concluded that the effect will not be material. We do not expect to early adopt this standard.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Nine months ended September 30,
	2017	2016
	(Dollars in millions)
Beginning balance	$1,487	$1,583
Change in reinsurance recoverable	(4)	(2)
Claim loss provision related to:
Current year	174	180
Prior years	7	10
Total title claim loss provision	181	190
Claims paid, net of recoupments related to:
Current year	(4)	(3)
Prior years	(164)	(166)
Total title claims paid, net of recoupments	(168)	(169)
Ending balance of claim loss reserve for title insurance	$1,496	$1,602
Provision for title insurance claim losses as a percentage of title insurance premiums	5.0%	5.5%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$155	$—	$155
State and political subdivisions	—	495	—	495
Corporate debt securities	—	1,368	—	1,368
Mortgage-backed/asset-backed securities	—	64	—	64
Foreign government bonds	—	72	—	72
Preferred stock available for sale	23	298	—	321
Equity securities available for sale	457	—	—	457
Total assets	$480	$2,452	$—	$2,932

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,533	—	1,533
Mortgage-backed/asset-backed securities	—	58	—	58
Foreign government bonds	—	109	—	109
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	438	—	—	438
Total assets	$470	$2,715	$—	$3,185
Our Level 2 fair value measures for fixed-maturities available for sale are provided by third-party pricing services. We utilize one firm for our taxable bond and preferred stock portfolio and another for our tax-exempt bond portfolio. These pricing services are leading global providers of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value. The pricing methodologies used by the relevant third-party pricing services are as follows:

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
As of September 30, 2017 and December 31, 2016, we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D Investments.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$155	$155	$—	$—	$155
State and political subdivisions	495	486	9	—	495
Corporate debt securities	1,368	1,356	17	(5)	1,368
Mortgage-backed/asset-backed securities	64	63	1	—	64
Foreign government bonds	72	73	1	(2)	72
Preferred stock available for sale	321	307	15	(1)	321
Equity securities available for sale	457	297	166	(6)	457
Total	$2,932	$2,737	$209	$(14)	$2,932

	December 31, 2016
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$117	$117	$—	$—	$117
State and political subdivisions	615	607	9	(1)	615
Corporate debt securities	1,533	1,524	15	(6)	1,533
Mortgage-backed/asset-backed securities	58	56	2	—	58
Foreign government bonds	109	117	—	(8)	109
Preferred stock available for sale	315	312	6	(3)	315
Equity securities available for sale	438	323	115	—	438
Total	$3,185	$3,056	$147	$(18)	$3,185
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2017:

	September 30, 2017
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$626	29%	$628	29%
After one year through five years	1,386	66	1,402	65
After five years through ten years	50	2	52	2
After ten years	8	—	8	1
Mortgage-backed/asset-backed securities	63	3	64	3
Total	$2,133	100%	$2,154	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016, were as follows (in millions):

September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$241	$(5)	$—	$—	$241	$(5)
Foreign government bonds	42	(1)	10	(1)	52	(2)
Preferred stock available for sale	—	—	4	(1)	4	(1)
Equity securities available for sale	44	(6)	—	—	44	(6)
Total temporarily impaired securities	$327	$(12)	$14	$(2)	$341	$(14)

December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$107	$(1)	$—	$—	$107	$(1)
Corporate debt securities	410	(4)	11	(2)	421	(6)
Foreign government bonds	85	(4)	20	(4)	105	(8)
Preferred stock available for sale	55	(2)	42	(1)	97	(3)
Total temporarily impaired securities	$657	$(11)	$73	$(7)	$730	$(18)
We recorded no impairment charges relating to investments during the three-month period ended September 30, 2017. We recorded $1 million in impairment charges relating to investments during the nine-month period ended September 30, 2017 relating to a fixed maturity security of an investee entering Chapter 11 bankruptcy which has exhibited a decreasing fair market value and from which we are uncertain of our ability to recover our initial investment. We recorded $2 million in impairment charges relating to investments during the three-month period ended September 30, 2016 related to a fixed maturity security in which we determined the ability to recover our investment was unlikely. We recorded $5 million in impairment charges related to investments during the nine-month period ended September 30, 2016 related to a fixed maturity security and an investment in an unconsolidated affiliate in which we determined the ability to recover our investment was unlikely.
As of September 30, 2017, we held $1 million in available for sale securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2016, we held $7 million in fixed maturity and equity securities for which

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three- and nine-month periods ended September 30, 2017 and 2016, respectively:

	Three months ended September 30, 2017				Nine months ended September 30, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$—	$(1)	$(1)	$170	$5	$(6)	$(1)	$610
Preferred stock available for sale	—	—	—	—	—	—	—	10
Equity securities available for sale	1	—	1	—	5	—	5	32
Gain on sale of OneDigital			—	—			276	325
Loss on debt conversions			(1)	—			(6)	—
Other intangible assets			(3)	—			(3)	—
Other long term investments			—	5			8	19
Other realized gains and losses, net			—	—			(2)	—
Total			$(4)	$175			$277	$996

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$—	$(2)	$(2)	$156	$3		$(4)	$(1)	$505
Preferred stock available for sale	—	—	—	—	1	—	—	1	9
Equity securities available for sale	—	—	—	—	—	—	(1)	(1)	1
Investments in unconsolidated affiliates			—	—				(3)	—
Other long-term investments			—	—				15	36
Other assets			(2)	—				(6)	—
Total			$(4)	$156				$5	$551
Investments in unconsolidated affiliates are recorded using the equity method of accounting. As of September 30, 2017 and December 31, 2016, investments in unconsolidated affiliates consisted of the following (dollars in millions):

	Current Ownership	September 30, 2017	December 31, 2016
Ceridian	33%	$369	$371
Other	Various	189	187
Total		$558	$558
In addition to our equity investment in Ceridian, we own certain of their outstanding bonds. Our investment in Ceridian bonds is included in Fixed maturity securities available for sale on the Condensed Consolidated Balance Sheets and had a fair value of $31 million and $30 million as of September 30, 2017 and December 31, 2016, respectively. We did not purchase or dispose of any Ceridian bonds in the nine-month period ended September 30, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

During the three-month periods ended September 30, 2017 and 2016, we recorded $6 million and $10 million in equity in losses of Ceridian, respectively, and $3 million in equity in earnings of other unconsolidated affiliates. During the nine-month periods ended September 30, 2017 and 2016, we recorded $15 million in equity in losses of Ceridian, and $8 million and $9 million in equity in earnings of other unconsolidated affiliates, respectively.
Summarized, unaudited financial information for Ceridian for the relevant dates and time periods included in Investments in unconsolidated affiliates and Equity in losses of unconsolidated affiliates in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings, respectively, is presented below.

	September 30, 2017	December 31, 2016
	(In millions)
Total current assets before customer funds	$309	$343
Customer funds	3,481	3,703
Goodwill and other intangible assets, net	2,309	2,291
Other assets	97	90
Total assets	$6,196	$6,427
Current liabilities before customer obligations	$145	$201
Customer obligations	3,480	3,692
Long-term obligations, less current portion	1,119	1,140
Other long-term liabilities	264	301
Total liabilities	5,008	5,334
Equity	1,188	1,093
Total liabilities and equity	$6,196	$6,427

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
	(In millions)		(In millions)
Total revenues	$185	$170	$548	$515
Loss before income taxes	(16)	(31)	(46)	(71)
Net loss	(20)	(35)	(54)	(59)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note E —Notes Payable
Notes payable consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	68	291
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	—	300
Revolving Credit Facility, unsecured, unused portion of $500, due April 2022 with interest payable monthly at LIBOR + 1.40% (2.66% at September 30, 2017)	295	(3)
ABRH Term Loan, interest payable monthly at LIBOR + 3.0% (4.24% at September 30, 2017), due August 2019	86	92
OneDigital Revolving Credit Facility, due March 2022 with interest payable monthly at LIBOR + 2.50% - 3.50%	—	129
ABRH Revolving Credit Facility, unused portion of $14, due August 2019 with interest payable monthly or quarterly at various rates	30	—
Other	14	14
	$890	$1,220
At September 30, 2017, the estimated fair value of our long-term debt was approximately $1,056 million, which was $155 million higher than its carrying value, excluding $11 million of net unamortized debt issuance costs and premium/discount. The carrying values of our ABRH term loan and ABRH revolving credit facility approximate the fair values at September 30, 2017 as they are variable rate instruments with short reset periods which reflect current market rates. The fair value of our unsecured notes payable was $624 million as of September 30, 2017. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2017 and are considered Level 2 financial liabilities. The revolving credit facilities are considered Level 2 financial liabilities.
On August 19, 2014, ABRH entered into a credit agreement (the “ABRH Credit Facility”) with Wells Fargo Bank, National Association as administrative agent, Swingline Lender and Issuing Lender (the “ABRH Administrative Agent”), Bank of America, N.A. as syndication agent and the other financial institutions party thereto. The ABRH Credit Facility was amended on February 24, 2017. The material terms of the ABRH Credit Facility are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, including the material terms of the amendment on February 24, 2017, and have not been amended since the filing of such Annual Report. As of September 30, 2017, ABRH had $86 million outstanding for the ABRH Term Loan, had $30 million outstanding under the ABRH Revolver, had $16 million of outstanding letters of credit and had $14 million of remaining borrowing capacity under the ABRH Credit Facility. As of September 30, 2017, $19 million of borrowings under the ABRH Revolver incurred interest monthly at 4.24% and $11 million of borrowings incurred interest quarterly at 6.25%.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022 and to update the interest rate. Revolving loans under the Restated Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus one-month LIBOR) plus a margin of between 10.0 and 60.0 basis points depending on the senior unsecured long-term debt ratings of the Company or (ii) LIBOR plus a margin of between 110.0 and 160.0 basis points depending on the senior unsecured long-term debt ratings of the Company. At the current Standard & Poor’s and Moody’s senior unsecured long-term debt ratings of BBB/Baa3, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, the Company will pay a commitment fee of between 15.0 and 40.0 basis points on the entire facility, also depending on the Company’s senior unsecured long-term debt ratings. All other material terms of the Revolving Credit Facility are the same as those set forth in our Annual Report for the year ended December 31, 2016. As of September 30, 2017, there was $295 million outstanding, net of $5 million of unamortized debt issuance costs, and $500 million of remaining borrowing capacity under the Revolving Credit Facility.

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
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2016, except to clarify that it is now our intent to settle conversions through cash settlement. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report. During the nine months ended September 30, 2017, we repurchased Notes with aggregate principal of $229 million for $548 million.
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

Gross principal maturities of notes payable at September 30, 2017 are as follows (in millions):
2017 (remaining)	$3
2018	79
2019	106
2020	1
2021	—
Thereafter	712
$901
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $2 million as of September 30, 2017 and $69 million as of December 31, 2016. During the quarter ended March 31, 2017, ServiceLink paid $65 million to settle all remaining obligations to complete the document execution review under the 2011 LPS consent order with certain banking agencies. Details of the consent order and the terms of the settlement are set forth in Note M to the Consolidated Financial Statements in our Annual Report for the year ended December 31, 2016. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2017 (remaining)	$53
2018	202
2019	173
2020	138
2021	107
Thereafter	240
Total future minimum operating lease payments	$913
Note G — Dividends
On October 25, 2017, our Board of Directors declared cash dividends of $0.27 per share, payable on December 29, 2017, to FNF Group common shareholders of record as of December 15, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
On September 29, 2017, we completed the BK Distribution. As a result, Black Knight is no longer a reportable segment and the historical results of Black Knight are presented as discontinued operations for all periods presented and are excluded in the following tables. Refer to Note K Discontinued Operations for further discussion of the results of Black Knight.
As of and for the three months ended September 30, 2017:

	Title	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$1,277	$—	$1,277	$—	$—	$—	$1,277
Other revenues	563	115	678	—	11	11	689
Restaurant revenues	—	—	—	269	—	269	269
Revenues from external customers	1,840	115	1,955	269	11	280	2,235
Interest and investment income, including realized gains and losses	32	(1)	31	(3)	2	(1)	30
Total revenues	1,872	114	1,986	266	13	279	2,265
Depreciation and amortization	40	6	46	11	1	12	58
Interest expense	—	11	11	2	(1)	1	12
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	262	(20)	242	(19)	(2)	(21)	221
Income tax expense (benefit)	98	(10)	88	—	(14)	(14)	74
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	164	(10)	154	(19)	12	(7)	147
Equity in earnings (losses) of unconsolidated affiliates	3	—	3	—	(6)	(6)	(3)
Earnings (loss) from continuing operations	$167	$(10)	$157	$(19)	$6	$(13)	$144
Assets	$8,510	$680	$9,190	$478	$833	$1,311	$10,501
Goodwill	2,431	252	2,683	101	—	101	2,784
As of and for the three months ended September 30, 2016:

	Title	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$1,269	$—	$1,269	$—	$—	$—	$1,269
Other revenues	569	85	654	—	46	46	700
Restaurant revenues	—	—	—	273	—	273	273
Revenues from external customers	1,838	85	1,923	273	46	319	2,242
Interest and investment income, including realized gains and losses	27	(2)	25	(1)	1	—	25
Total revenues	1,865	83	1,948	272	47	319	2,267
Depreciation and amortization	38	3	41	11	4	15	56
Interest expense	—	14	14	2	2	4	18
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	263	(12)	251	(4)	—	(4)	247
Income tax expense (benefit)	100	(5)	95	—	(7)	(7)	88
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	163	(7)	156	(4)	7	3	159
Equity in earnings (loss) of unconsolidated affiliates	3	1	4	—	(11)	(11)	(7)
Earnings (loss) from continuing operations	$166	$(6)	$160	$(4)	$(4)	$(8)	$152
Assets	$8,812	$4,189	$13,001	$482	$903	$1,385	$14,386
Goodwill	2,324	222	2,546	101	95	196	2,742

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2017:

	Title	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total
	(In millions)
Title premiums	$3,626	$—	$3,626	$—	$—	$—	$3,626
Other revenues	1,634	335	1,969	—	102	102	2,071
Restaurant revenues	—	—	—	830	—	830	830
Revenues from external customers	5,260	335	5,595	830	102	932	6,527
Interest and investment income, including realized gains and losses	99	(6)	93	(4)	285	281	374
Total revenues	5,359	329	5,688	826	387	1,213	6,901
Depreciation and amortization	117	16	133	33	11	44	177
Interest expense	—	39	39	5	3	8	47
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	707	(63)	644	(25)	242	217	861
Income tax expense (benefit)	290	(32)	258	—	97	97	355
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	417	(31)	386	(25)	145	120	506
Equity in earnings (losses) of unconsolidated affiliates	7	—	7	—	(14)	(14)	(7)
Earnings (loss) from continuing operations	$424	$(31)	$393	$(25)	$131	$106	$499
Assets	$8,510	$680	$9,190	$478	$833	$1,311	$10,501
Goodwill	2,431	252	2,683	101	—	101	2,784
As of and for the nine months ended September 30, 2016:

	Title	FNF Group Corporate and Other	Total FNF Group	Restaurant Group	FNFV Corporate and Other	Total FNFV	Total

Title premiums	$3,452	$—	$3,452	$—	$—	$—	$3,452
Other revenues	1,587	209	1,796	—	124	124	1,920
Restaurant revenues	—	—	—	858	—	858	858
Revenues from external customers	5,039	209	5,248	858	124	982	6,230
Interest and investment income, including realized gains and losses	95	(8)	87	(4)	18	14	101
Total revenues	5,134	201	5,335	854	142	996	6,331
Depreciation and amortization	109	7	116	31	14	45	161
Interest expense	—	47	47	4	4	8	55
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	665	(52)	613	2	14	16	629
Income tax expense (benefit)	251	(28)	223	—	(5)	(5)	218
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	414	(24)	390	2	19	21	411
Equity in earnings (loss) of unconsolidated affiliates	9	1	10	—	(16)	(16)	(6)
Earnings (loss) from continuing operations	$423	$(23)	$400	$2	$3	$5	$405
Assets	$8,812	$4,189	$13,001	$482	$903	$1,385	$14,386
Goodwill	2,324	222	2,546	101	95	196	2,742

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

•
FNF Group Corporate and Other. This segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other real estate operations. Total assets for this segment as of September 30, 2016 also include the assets of Black Knight. See Note K Discontinued Operations for further details.

FNFV

•
Restaurant Group. This segment consists of the operations of ABRH, in which we have a 55% ownership interest. ABRH and its affiliates are the owners and operators of the O'Charley's, Ninety Nine Restaurants, Village Inn, Bakers Square, and Legendary Baking restaurant and food service concepts.

•
FNFV Corporate and Other. This segment primarily consists of our share in the operations of certain equity investments, including Ceridian, as well as other smaller investments which are not title-related. This segment also includes the results of operations of Digital Insurance, Inc. ("OneDigital"), in which we held 96% ownership, through the date it was sold, June 6, 2017.

Our operations under our FNFV segment are subject to the anticipated Spilt-Off, as described under Recent Developments in Note A Basis of Financial Statements.

Note I.	Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Nine months ended September 30,
	2017	2016
Cash paid for:
Interest	$99	$92
Income taxes	287	236
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$2	$13
Change in purchases of investments available for sale payable in period	(10)	3
Additions to IT hardware financed through a lease	—	(10)

Financing activities:
Change in treasury stock purchases payable in period	$—	$(4)
Borrowings to finance IT hardware additions	—	10
Debt extinguished through the sale of OneDigital	151	—

Note J — Acquisitions
Title
Title Guaranty of Hawaii
On August 31, 2017, FNF Group completed its acquisition of 90% of the membership interest of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent and will continue to be closely aligned with Chicago Title as it formally becomes part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

FNF Group paid total consideration, net of cash received, of $93 million in exchange for 90% of the equity interests of Title Guaranty. The total cash consideration paid was as follows (in millions):

Cash paid	$98
Less: Cash Acquired	(5)
Total net consideration paid	$93
The purchase price has been initially allocated to Title Guaranty's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The goodwill recorded is expected to be deductible for tax purposes. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to all acquired assets and assumed liabilities and noncontrolling interests.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Accounts receivable	$1
Property and equipment	4
Other intangible assets	60
Goodwill	40
Title plant	3
Prepaid expenses and other	1
Total assets acquired	109

Accounts payable and accrued liabilities	5
Total liabilities assumed	5
Non-controlling interests assumed	11
Total liabilities and equity assumed	16

Net assets acquired	$93
The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired in the Title Guaranty acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$4	5
Other intangible assets:
Customer relationships	52	10
Trade name	7	10
Non-compete agreements	1	5
Total Other intangible assets	60
Total	$64
FNF Group Corporate and Other
Commissions, Inc.
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
The purchase price has been allocated to CINC's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired.
The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and nine months ended September 30, 2016 are presented below. Pro-forma results presented assume the consolidation of CINC occurred as of the beginning of the 2016 period. Amounts reflect our 95% ownership interest in CINC and are adjusted to exclude costs directly attributable to the acquisition of CINC, including transaction costs.

	Three months ended September 30,	Nine months ended September 30,
	2016	2016
Total revenues	$2,274	$6,359
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	159	432
Note K.      Discontinued Operations
Black Knight
As a result of the BK Distribution we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of December 31, 2016.  Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations. We retained no ownership in Black Knight.
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations subsequent to September 29, 2017, the date of the BK Distribution, which were previously eliminated in our consolidated financial statements as intra-entity transactions are not material to our results of operations for the three or nine-month periods ended September 30, 2017.
A reconciliation of the operations of Black Knight to the Statement of Operations is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Escrow, title-related and other fees	$250	$250	$745	$717
Realized gains and losses, net	6	—	(13)	—
Total revenues	256	250	732	717
Expenses:
Personnel costs	94	102	292	291
Other operating expenses	49	51	145	145
Depreciation and amortization	51	57	154	154
Interest expense	14	16	42	46
Total expenses	208	226	633	636
Earnings from discontinued operations before income taxes	48	24	99	81
Income tax expense	17	7	40	27
Net earnings from discontinued operations	31	17	59	54
Less: Net earnings attributable to non-controlling interests	17	12	36	35
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$14	$5	$23	$19

Cash flow from discontinued operations data:
Net cash provided by operations	$116	$88	$240	$211
Net cash used in investing activities	(16)	(16)	(46)	(206)
Other acquisitions/disposals of businesses, net of cash acquired, on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 includes $150 million related to acquisitions made by Black Knight. Borrowings and Debt service payments on the Statements of Cash Flows include $405 million and $65 million, respectively, and $430 million

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

and $140 million, respectively, for the nine months ended September 30, 2017 and 2016, respectively, related to borrowings and principal repayments by Black Knight.
A reconciliation of the financial position of Black Knight to the Balance Sheet is shown below:

December 31, 2016
(in millions)
Cash and cash equivalents	$130
Short term investments	4
Trade and notes receivable	157
Goodwill	2,304
Prepaid expenses and other assets	184
Capitalized software, net	450
Other intangible assets, net	359
Property and equipment, net	173
Total assets of discontinued operations	$3,761

Accounts payable and accrued liabilities	$287
Notes payable	1,526
Income taxes payable	26
Deferred tax liabilities	334
Total liabilities of discontinued operations	$2,173

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators; our ability to successfully execute the proposed plan to redeem all FNFV tracking stock; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2016 and other filings with the SEC.
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
On September 29, 2017, we completed our previously announced tax-free distribution, to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution

is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations.

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
As of October 24, 2017 the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2016 - 2019 in its "Mortgage Finance Forecast" (in trillions):

	2020	2019	2018	2017	2016
Purchase transactions	$1.3	$1.2	$1.2	$1.1	$1.1
Refinance transactions	0.4	0.4	0.4	0.6	1.0
Total U.S. mortgage originations forecast	$1.7	$1.6	$1.6	$1.7	$2.1
In 2016, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Over the same period, existing home sales increased and there was a decline in total housing inventory. In 2017 and beyond, increased mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to decline. The MBA predicts overall mortgage originations in 2017 through 2019 will decrease compared to the 2016 period due to a decrease in refinance transactions, offset by a slight increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher title premiums, whereas refinance transactions only require a lender’s policy, resulting in lower title premiums.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.2% in September 2017. Additionally, the Conference Board's monthly Consumer Confidence Index rose sharply at the end of 2016 and the beginning of 2017 and has remained at historical highs through 2017. We believe that improvements in both of these economic indicators, among other indicators which support a generally improving United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
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
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. For several years through 2015, we experienced continual year-over-year increases in the fee per file of commercial transactions. In 2016, we experienced a slight decrease in the volume and fee per file of commercial transactions as compared to 2015, but commercial markets still remained at historically elevated levels. Through 2017, we have continued to see strong demand for commercial transactions and have experienced historically high fees per file.
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
FNFV
Restaurant Group
The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Higher labor costs due to state and local minimum wage increases and shopping pattern shifts to e-commerce and “ready to eat” grocery and convenience stores have had a negative impact on restaurant performance, particularly in the casual and family dining segments in which the company operates.
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
Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. Our revenues in future periods are also subject to an anticipated Split-Off Plan, as described under Recent Developments in Note A Basis of Financial Statements.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Direct title insurance premiums	$558	$556	1,598	1,518
Agency title insurance premiums	719	713	2,028	1,934
Escrow, title-related and other fees	689	700	2,071	1,920
Restaurant revenue	269	273	830	858
Interest and investment income	34	29	97	96
Realized gains and losses, net	(4)	(4)	277	5
Total revenues	2,265	2,267	6,901	6,331
Expenses:
Personnel costs	646	630	1,958	1,800
Agent commissions	553	545	1,557	1,473
Other operating expenses	468	464	1,392	1,296
Cost of restaurant revenue	243	237	728	727
Depreciation and amortization	58	56	177	161
Provision for title claim losses	64	70	181	190
Interest expense	12	18	47	55
Total expenses	2,044	2,020	6,040	5,702
Earnings from continuing operations before income taxes and equity in losses of unconsolidated affiliates	221	247	861	629
Income tax expense	74	88	355	218
Equity in losses of unconsolidated affiliates	(3)	(7)	(7)	(6)
Net earnings from continuing operations	$144	$152	$499	$405
 Revenues.
Total revenues decreased by $2 million in the three months ended September 30, 2017, compared to the corresponding period in 2016. The decrease consisted of a $38 million increase at FNF Group and a $40 million decrease at FNFV. Total revenues increased by $570 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $353 million increase at FNF Group and a $217 million increase at FNFV.
Net earnings from continuing operations decreased by $8 million in the three months ended September 30, 2017, compared to the corresponding period in 2016. The decrease consisted of a $3 million decrease at FNF Group and $5 million decrease at FNFV. Net earnings from continuing operations increased by $94 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016. The increase consisted of a $7 million decrease at FNF Group and $101 million increase at FNFV.
The change in revenue from the FNF Group segments and FNFV segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Cost of restaurant revenue. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
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
Income tax expense was $74 million and $88 million in the three-month periods ended September 30, 2017 and 2016, respectively, and $355 million and $218 million in the nine-month periods ended September 30, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes was 33% and 36% for the three-month periods ended September 30, 2017 and 2016, respectively, and 41% and 35% for the nine-month periods ended September 30, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. The increase in income tax as a percentage of earnings before income taxes from the nine-month period ended September 30, 2016 to the comparable 2017 period was primarily driven by the sale of OneDigital, nondeductible legal and regulatory expenses incurred in the period, and increased tax expense of $21 million resulting from a change in judgment of the tax deductibility of legal and regulatory settlements finalized in the 2017 period.
Equity in losses of unconsolidated affiliates was $3 million and $7 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $7 million and $6 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The equity in losses in 2017 and 2016 consisted primarily of net losses related to our investment in Ceridian, offset by earnings at various other unconsolidated affiliates, which is described further at the segment level below.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Direct title insurance premiums	$558	$556	$1,598	$1,518
Agency title insurance premiums	719	713	2,028	1,934
Escrow, title-related and other fees	563	569	1,634	1,587
Interest and investment income	32	29	93	94
Realized gains and losses, net	—	(2)	6	1
Total revenues	1,872	1,865	5,359	5,134
Expenses:
Personnel costs	605	570	1,755	1,633
Agent commissions	553	545	1,557	1,473
Other operating expenses	348	379	1,042	1,064
Depreciation and amortization	40	38	117	109
Provision for title claim losses	64	70	181	190
Total expenses	1,610	1,602	4,652	4,469
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	$262	$263	$707	$665
Orders opened by direct title operations (in thousands)	501	616	1,497	1,708
Orders closed by direct title operations (in thousands)	367	433	1,071	1,156
Fee per file	$2,368	$2,015	$2,320	$2,055
Total revenues for the Title segment increased by $7 million, or 0%, in the three months ended September 30, 2017 and increased by $225 million, or 4%, in the nine months ended September 30, 2017 from the corresponding periods in 2016.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2017	Total	2016	Total	2017	Total	2016	Total
	(Dollars in millions)
Title premiums from direct operations	$558	44%	$556	44%	$1,598	44%	$1,518	44%
Title premiums from agency operations	719	56	713	56	2,028	56	1,934	56
Total title premiums	$1,277	100%	$1,269	100%	$3,626	100%	$3,452	100%
Title premiums increased by 1% in the three months ended September 30, 2017 as compared to the corresponding period in 2016. The increase is comprised of an increase in Title premiums from direct operations of $2 million, or 0%, and an increase in Title premiums from agency operations of $6 million, or 1%, in the three months ended September 30, 2017. Title premiums increased by 5% in the nine months ended September 30, 2017 as compared to the corresponding period in 2016. The increase is comprised of an increase in Title premiums from direct operations of $80 million, or 5%, and an increase in Title premiums from agency operations of $94 million, or 5%, in the nine months ended September 30, 2017.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Opened title insurance orders from purchase transactions (1)	62.1%	49.5%	64.0%	53.7%
Opened title insurance orders from refinance transactions (1)	37.9	50.5	36.0	46.3
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	64.7%	54.0%	63.5%	55.5%
Closed title insurance orders from refinance transactions (1)	35.3	46.0	36.5	44.5
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. The increase in both periods is primarily attributable to an increase in the fee per file driven by a favorable change in the mix of closed orders from purchase and refinance transactions, partially offset by a decrease in closed order volume. We experienced an increase in closed title insurance order volumes from purchase transactions which was more than offset by a decrease in closed title insurance order volumes from refinance transactions in the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Total closed order volumes were 367,000 and 1,071,000 in the three and nine months ended September 30, 2017, respectively, compared with 433,000 and 1,156,000 in the three and nine months ended September 30, 2016, respectively. This represented an overall decrease of 15% and 7%, respectively. Open title orders changed consistently with closed orders over the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. The average fee per file in our direct operations was $2,368 and $2,320 in the three and nine months ended September 30, 2017, respectively, compared to $2,015 and $2,055 in the three and nine months ended September 30, 2016. The increase in average fee per file in both periods reflects the favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
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
Escrow, title-related and other fees decreased by $6 million, or 1%, in the three months ended September 30, 2017, and increased by $47 million, or 3%, in the nine months ended September 30, 2017 from the corresponding periods in 2016. Escrow fees, which are more closely related to our direct operations, decreased by $6 million, or 3%, in the three months ended September 30, 2017, and increased $23 million, or 4%, in the nine months ended September 30, 2017 compared to the corresponding periods in 2016. The increase is representative of the favorable increase in closed title insurance orders from purchase transactions previously discussed. Other fees in the Title segment, excluding escrow fees, remained flat in the three months ended September 30, 2017, and increased $24 million, or 2%, in the nine months ended September 30, 2017 from the corresponding periods in 2016. This increase relates to increases in fees in our home warranty business, loan processing revenue at certain subsidiaries of ServiceLink and acquisitions. The increases were offset by decreased revenue at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $3 million in the three months ended September 30, 2017 and decreased by $1 million in the nine months ended September 30, 2017 compared to the corresponding periods in 2016. The increase in the three-month period was primarily driven by increased interest rates earned in our tax-deferred property exchange business, partially offset by a decrease in our fixed maturity holdings period over period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. There was a $35 million, or 6% increase in the three-month period ended September 30, 2017, and a $122 million, or 7%, increase in the nine-month period ended September 30, 2017 compared to the corresponding periods in 2016. The increase in the 2017 period is primarily due to higher commissions and bonuses associated with increased headcount to process increased closed order counts from purchase transactions and increased expense associated with acquisitions. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 54% for both of the three and nine-month periods ended September 30, 2017, and 51% and 53% for the three and nine-month periods ended September 30, 2016, respectively. The increase in personnel cost as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was primarily impacted by the January 1, 2017 realignment of Property Insight to us from Black Knight which resulted in reduced other operating expense offset by increased personnel expense within our Title segment. Average employee count in the Title segment was 23,671 and 22,490 in the three-month periods ended September 30, 2017 and 2016, respectively, and 23,129 and 21,714 in the nine-month periods ended September 30, 2017 and 2016, respectively.
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), postage and courier services, computer services, professional services, travel expenses, general insurance, and bad debt expense on our trade and notes receivable. Other operating expenses decreased by $31 million, or 8% in the three months ended September 30, 2017 and decreased $22 million, or 2%, in the nine months ended September 30, 2017 from the corresponding periods in 2016. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses decreased approximately 3% and 2% in the three and nine months ended September 30, 2017 from the comparable periods ended September 30, 2016, respectively. The decrease is primarily driven by decreased cost of sales at certain subsidiaries of ServiceLink, lower title plant costs associated with lower order counts, and the January 1, 2017 realignment of Property Insight to us from Black Knight which resulted in reduced other operating expense offset by increased personnel expense within our Title segment.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2016:

	Three months ended September 30,				Nine months ended September 30,
	2017	%	2016	%	2017	%	2016	%
	(Dollars in millions)
Agent premiums	719	100%	713	100%	$2,028	100%	$1,934	100%
Agent commissions	553	77%	545	76%	1,557	77%	1,473	76%
Net retained agent premiums	$166	23%	$168	24%	$471	23%	$461	24%
Depreciation and amortization increased by $2 million in the three months ended September 30, 2017 and increased $8 million in the nine months ended September 30, 2017 compared to the corresponding periods in 2016.
The claim loss provision for title insurance was $64 million and $70 million for the three-month periods ended September 30, 2017 and 2016, respectively, and reflects an average provision rate of 5.0% and 5.5% of title premiums, respectively. The claim loss provision for title insurance was $181 million and $190 million for the nine-month periods ended September 30, 2017 and 2016, respectively, and reflects an average provision rate of 5.0% and 5.5% of title premiums in the 2017 and 2016 periods, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. In the fourth quarter of 2016, we revised our loss provision rate to 5.0% from 5.5% based upon an analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios, and lower policy year loss ratios in recent years.
FNF Group Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate and insurance related operations.
The FNF Group Corporate and Other segment generated revenues of $114 million and $83 million for the three months ended September 30, 2017 and 2016, respectively, and $329 million and $201 million for the nine months ended September 30, 2017 and 2016, respectively. The revenue in all periods represents revenue generated by our real estate brokerage subsidiaries and other real estate related companies offset by the elimination of certain revenues between segments. The increase of $31 million, or 37%, in the three-month period and the increase of $128 million, or 64%, in the nine-month period are primarily attributable to the acquisition of Commissions, Inc. ("CINC") and to revenue growth and acquisitions by Pacific Union, a luxury real estate broker based in California in which we have a 66% ownership interest. The increase in the nine-month period was also driven by a $15 million increase related to recording one additional month of results of operations during the second quarter of 2017 for our real estate brokerages in order to catch up their results which were previously reported on a one-month lag.

Other operating expenses in the FNF Group Corporate and Other segment were $95 million and $60 million for the three months ended September 30, 2017 and 2016, respectively, and $270 million and $152 million for the nine months ended September 30, 2017 and 2016, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies. The increase of $35 million, or 58%, in the three-month period ended September 30, 2017 from the corresponding 2016 period and the increase of $118 million, or 78%, in the nine-month period ended September 30, 2017 from the corresponding 2016 period are primarily attributable to the acquisition of CINC and growth and acquisitions at Pacific Union. The increase in the nine-month period was also driven by a $14 million increase related to recording one additional month of results of operations in the 2017 period for our real estate brokerages in order to catch up their results which were previously reported on a one-month lag.
Interest expense was $11 million and $14 million for the three months ended September 30, 2017 and 2016, respectively, and $39 million and $47 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily attributable to decreased interest on our convertible Notes resulting from redemptions in the 2017 periods.
This segment generated pretax losses of $20 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $63 million and $52 million, for the nine months ended September 30, 2017 and 2016, respectively. The increased losses are attributable to the factors discussed above.
As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the three and nine months ended September 30, 2017 and 2016. Earnings from discontinued operations were $31 million and $17 million for the three months ended September 30, 2017 and 2016, respectively, and $59 million and $54 million for the nine months ended September 30, 2017 and 2016, respectively. Refer to Note K Discontinued Operations of the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for further details of the results of Black Knight.
Restaurant Group
The following table presents the results from operations of our Restaurant Group segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues:
Total restaurant revenue	$269	$273	$830	$858
Realized gains and losses, net	(3)	(1)	(4)	(4)
Total revenues	266	272	826	854
Expenses:
Personnel costs	13	13	39	40
Cost of restaurant revenue	243	237	728	727
Other operating expenses	16	13	46	50
Depreciation and amortization	11	11	33	31
Interest expense	2	2	5	4
Total expenses	285	276	851	852
(Loss) earnings from continuing operations before income taxes	$(19)	$(4)	$(25)	$2
Total revenues for the Restaurant group segment decreased $6 million, or 2%, in the three months ended September 30, 2017 and decreased $28 million, or 3%, in the nine months ended September 30, 2017, from the corresponding periods in 2016. The decrease for the nine month period is primarily attributable to lower same store sales and, to a lesser extent, the sale of the Max & Erma's concept in January 2016.
Cost of restaurant revenue increased by $6 million, or 3%, in the three months ended September 30, 2017 and increased $1 million, or less than 1%, in the nine months ended September 30, 2017, from the corresponding periods in 2016. Cost of restaurant revenue as a percentage of restaurant revenue increased from approximately 87% to 90% and from 85% to 88% in the three and nine months ended September 30, 2017 from the comparable 2016 periods. The increase in cost of restaurant revenue as a percentage of restaurant revenue was primarily driven by reduced operating leverage associated with lower same store sales, increased hourly labor costs, and an increase in value promotions offered in the 2017 periods.
(Loss) earnings from continuing operations before income taxes decreased (loss increased) by $15 million, or 375%, in the three months ended September 30, 2017, and decreased (loss increased) by $27 million, or 1,350%, in the nine months ended

September 30, 2017 from the corresponding periods in 2016. The decrease in earnings (increase in losses) was primarily attributable to the factors discussed above.
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
The FNFV Corporate and Other segment generated revenues of $13 million and $47 million for the three months ended September 30, 2017 and 2016, respectively, and $387 million and $142 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $34 million in the three-month period is primarily attributable to the sale of OneDigital and the exclusion of its results in the 2017 period. The increase of $245 million in the nine-month period is primarily attributable to the gain on sale of One Digital of $276 million, offset by the aforementioned factors driving the decrease in the comparable three-month period.
Other operating expenses were $9 million and $12 million for the three months ended September 30, 2017 and 2016, respectively, and $34 million and $30 million for the nine months ended September 30, 2017 and 2016, respectively.
Personnel costs were $6 million and $29 million for the three months ended September 30, 2017 and 2016, respectively and $97 million and $80 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the three-month period is primarily attributable to the sale of OneDigital and the exclusion of its results in the 2017 period. The increase in the nine-month period is primarily attributable to ISIP bonuses related to the sale of OneDigital, acquisitions and growth at OneDigital prior to its sale, and to costs associated with smaller FNFV acquisitions in the current year, offset by the aforementioned decrease in the three-month period.
This segment generated pretax (loss) earnings of $(2) million and $0 million for the three months ended September 30, 2017 and 2016, respectively, and $242 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively. The change in earnings is attributable to the aforementioned changes in earnings and expenses.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.25 per share in the third quarter of 2017, or approximately $68 million to our FNF Group common shareholders. On October 25, 2017, our Board of Directors declared cash dividends of $0.27 per share, payable on December 29, 2017, to FNF Group common shareholders of record as of December 15, 2017. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2016, $2,149 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Effective March 1, 2017, three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, redomesticated from their former states of domicile to Florida. In conjunction with the Redomestication, the Company received a special dividend from these title insurance underwriters of $280 million on March 15, 2017. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2017 of approximately $153 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2017 and 2016 totaled $566 million and $745 million, respectively. The decrease of $179 million is primarily attributable to increased payments for income taxes in the current period of $51 million, the payment of legal settlements of $65 million, increased payments for certain prepaid assets, and unfavorable timing of various payables, partially offset by increased net earnings.
Investing Cash Flows. Our cash provided by (used in) investing activities for the nine months ended September 30, 2017 and 2016 were $1 million and $(292) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $293 million from the 2017 period to the 2016 period is primarily attributable to the proceeds from the sale of OneDigital of $325 million, a $260 million decrease in spending on acquisitions of businesses, a reduction in investments made in unconsolidated affiliates of $103 million and a reduction in spending on fixed assets of $98 million, partially offset by a reduction in net sales of available for sale investments, short term investments, and cost method investments, net of purchases, of $489 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $132 million and $240 million for the nine-month periods ended September 30, 2017 and 2016, respectively, with the decrease primarily related to the purchase of our corporate headquarters for $71 million in April 2016 and other miscellaneous spending reductions.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2017 and 2016 were $895 million and $476 million, respectively. The increase in cash used in financing activities of $419 million from the 2017 period to the 2016 period is primarily attributable to the $87 million of cash transferred as a result of the spin-off of Black Knight, increased net debt principal payments, net of borrowings, of $160 million, an increase in dividends paid of $33 million, payment of premiums to repurchase convertible Notes of $317 million in the 2017 period, and repurchases of BKFS stock by Black Knight of $47 million in the 2017 period, offset by a reduction in spending on treasury stock repurchases of $228 million.
Financing Arrangements. For a description of our financing arrangements see Note E included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
During the nine months ended September 30, 2017, we repurchased $229 million of principal of our 4.25% convertible senior notes due August 2018 ("Notes") for $548 million. As of September 30, 2017, we had outstanding Notes of $68 million, net of unamortized debt issuance costs.
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
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2016, filed on February 27, 2017, other than our entry into the Equity Commitment Letters with CFCOU as described in Note A Basis of Financial Statements and the extinguishment and restructuring of certain debt as described in Note E Notes Payable to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Capital Stock Transactions. On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019. Purchases may be made from time to time by us in the open market at prevailing market prices or in privately negotiated transactions. We repurchased 1,491,800 shares under this program during the nine months ended September 30, 2017 for $23 million, or an average of $15.22 per share. Since the original commencement of the program through market close on November 2, 2017, we have repurchased a total of 5,446,800 shares for $68 million, or an average of $12.95 per share, and there are 9,553,200 shares available to be repurchased under this program.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan through market close on November 2, 2017, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the nine months ended September 30, 2017 or in the subsequent period ended November 2, 2017.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNFV during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2017 - 7/31/2017	196,000	15.97	196,000	9,553,200
8/1/2017 - 8/31/2017	—	—	—	9,553,200
9/1/2017 - 9/30/2017	—	—	—	9,553,200
Total	196,000	$15.97	196,000

(1)
On February 18, 2016, our Board of Directors approved a new FNFV Group three-year stock repurchase program, effective March 1, 2016, under which we may repurchase up to 15 million shares of FNFV Group common stock through February 28, 2019.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

2.1
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.2
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

10.1
First Amendment, dated as of February 27, 2017, to Credit Agreement, dated as of August 19, 2014, among ABRH, LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.2
Restated Credit Agreement, dated as of April 27, 2017, to Existing Credit Agreement, dated as of June 25, 2013, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2017	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.2
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

10.1
First Amendment, dated as of February 27, 2017, to Credit Agreement, dated as of August 19, 2014, among ABRH, LLC, the lenders party thereto, Wells Fargo Bank N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2017)

10.2
Restated Credit Agreement, dated as of April 27, 2017, to Existing Credit Agreement, dated as of June 25, 2013, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.