Form 10-K
period 2017-12-31
Fidelity National Financial, Inc.
filed 2018-02-23
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  Commission File No. 1-32630
 _________________________________
 Fidelity National Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida 32204 (Address of principal executive offices, including zip code)	(904) 854-8100 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
FNF Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2017 was $8,461,286,198 based on the closing price of $32.37 as reported by The New York Stock Exchange.
As of January 31, 2018 there were 274,438,819 shares of FNF common stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2017, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to “we,” “us,” “our,” "the Company" or “FNF” are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans.
As of December 31, 2017, we had the following reporting segments:

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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and Commissions, Inc. ("CINC") and other real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

In the year ended December 31, 2017, we completed two significant transactions which simplified the structure of our business.
On November 17, 2017 we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption on a per share basis of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae is a separate, publicly traded company (NYSE: CNNE). All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities previously attributed to the Company’s FNF Group common stock that were not held by Cannae remain with the Company. As a result of the FNFV Split-Off, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of FNFV Group have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. See Note G. Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of FNFV Group.
On September 29, 2017 we completed our tax-free distribution to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Consolidated

Statements of Earnings. See Note G. Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of Black Knight.
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
Leading title insurance company.  We are the largest title insurance company in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2017, our insurance companies had a 33.4% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes approximately 1,400 direct residential title offices and more than 5,200 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
Strategy
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

Acquisitions, Dispositions, Minority Owned Operating Subsidiaries and Financings
Acquisitions have been an important part of our growth strategy and dispositions have been an important aspect of our strategy of returning value to shareholders. On an ongoing basis, with assistance from our advisors, we actively evaluate possible transactions, such as acquisitions and dispositions of business units and operating assets and business combination transactions.
In the future, we may seek to sell certain investments or other assets to increase our liquidity. Further, our management has stated that we may make acquisitions in lines of business that are not directly tied to, or synergistic with, our core operating segment. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally our goal is to acquire quality companies that are well-positioned in their respective industries, run by best in class management teams in industries that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry leading companies and also our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
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
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2017 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc., an independent firm ("Demotech"), total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $12.2 billion in 2012 to $14.9 billion in 2016, which represents a $1.2 billion increase from 2015. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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

The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 85% of net premiums written in 2016. Approximately 34 independent title insurance companies accounted for the remaining 15% of net premiums written in 2016. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
Our Title segment revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. For further discussion of current trends in real estate activity in the United States, see discussion under Business Trends and Conditions included in Item 7 of Part II of this Report, which is incorporated by reference into this Part I, Item 1.
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
Direct Operations.  Our direct operations include both the operations of our underwriters as well as affiliated agencies. In our direct operations, the title insurer issues the title insurance policy and retains the entire premium paid in connection with the transaction. Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and closing services.
We have approximately 1,400 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated almost exclusively through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2017, we transact business with approximately 5,200 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,170	44.3%	$2,097	44.4%	$2,009	46.9%
Agency	2,723	55.7	2,626	55.6	2,277	53.1
Total title insurance premiums	$4,893	100.0%	$4,723	100.0%	$4,286	100.0%
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

Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 30.2%, 30.5%, and 31.2% of total title segment revenues in 2017, 2016, and 2015, respectively.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into two contracts. The first excess of loss reinsurance contract provides an $80 million aggregate limit of coverage from a single loss occurrence for residential and commercial losses in excess of a $20 million retention per single loss occurrence ("First XOL Contract"). The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million aggregate limit of coverage, with the Company co-participating at approximately 10%.  Subject to the Company’s retention and co-participation on the Second XOL Contract, the maximum coverage provided under the First and Second XOL Contracts is $350 million.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2017, the combined statutory unearned premium reserve required and reported for our title insurers was $1,400 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
In addition to state-level regulation, our title insurance and certain other real estate businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") which also included regulation over financial services and other lending related businesses. The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Truth-in-Lending Act ("TILA") and the Real Estate Settlement Procedures Act (individually, "RESPA", and together, "TILA-RESPA Integrated Disclosure" or "TRID") formerly placed with the Department of Housing and Urban Development.

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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2018, our directly owned title insurers can pay dividends or make distributions to us of approximately $363 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,389 million and $1,469 million as of December 31, 2017 and 2016, respectively. The combined statutory earnings of our title insurers were $434 million, $541 million, and $381 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2017.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2017.
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

Title Insurance Ratings. Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, Fidelity National Title and National Title of New York. Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service (“Moody’s”) provide ratings for the entire FNF family of companies as a whole as follows:

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
As of December 31, 2017 and 2016, the carrying amount of total investments, which approximates the fair value, excluding investments in unconsolidated affiliates, was $3.2 billion and $3.6 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2017 and 2016:

	December 31,
	2017				2016
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$398	18.8%	$396	18.5%	$418	15.4%	$412	15.1%
Aa/AA	335	15.9	337	15.8	519	19.2	525	19.3
A	575	27.3	578	27.2	849	31.4	856	31.5
Baa/BBB	510	24.1	519	24.3	723	26.6	728	26.7
Ba/BB/B	155	7.3	159	7.4	98	3.6	97	3.6
Lower	45	2.1	49	2.3	53	2.0	55	2.0
Other (2)	95	4.5	97	4.5	48	1.8	49	1.8
	$2,113	100.0%	$2,135	100.0%	$2,708	100.0%	$2,722	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2017
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$496	27.5%	$496	27.3%
After one year through five years	1,219	67.5	1,227	67.5
After five years through ten years	31	1.7	32	1.8
After ten years	5	0.3	5	0.3
Mortgage-backed/asset-backed securities	55	3.0	56	3.1
	$1,806	100%	$1,816	100%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Our equity securities at December 31, 2017 and 2016 consisted of investments with a cost basis of $517 million and $278 million, respectively, and fair value of $681 million and $386 million, respectively.
At December 31, 2017 and 2016, we also held $150 million in investments that are accounted for using the equity method of accounting.

 As of December 31, 2017 and 2016, other long-term investments were $110 million and $42 million, respectively. Other long-term investments include investments accounted for using the cost method of accounting and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2017 and 2016, short-term investments amounted to $295 million and $482 million, respectively.
Our investment results for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
	(Dollars in millions)
Net investment income (1)	$139	$141	$137
Average invested assets	$3,296	$3,936	$4,020
Effective return on average invested assets	4.2%	3.6%	3.4%
______________________________________

(1)
Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude interest earned on cash and cash equivalents.

Loss Reserves
 For information about our loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.
Geographic Operations
Our direct title operations are divided into approximately 180 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,200 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$708	14.5%	$690	14.6%	$649	15.1%
Texas	693	14.2	670	14.2	616	14.4
Florida	392	8.0	364	7.7	349	8.1
New York	311	6.3	336	7.1	349	8.1
Illinois	283	5.8	267	5.7	243	5.7
All others	2,506	51.2	2,396	50.7	2,080	48.6
Totals	$4,893	100.0%	$4,723	100.0%	$4,286	100.0%
Employees
As of February 2, 2018, we had 24,367 full-time equivalent employees, which includes 23,617 in our Title segment and 750 in our Corporate and other segment. We monitor our staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Financial Information by Operating Segment
For financial information by operating segment, see Note R Segment Information to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the States of California and Texas are the source of approximately 14.5% and14.2%, respectively, of our title insurance premiums;

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
Goodwill aggregated approximately $2,746 million, or 30.0% of our total assets, as of December 31, 2017. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. No goodwill impairment charge was recorded in the years ended December 31, 2017, 2016, or 2015. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.

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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2018, our title insurers may pay dividends or make distributions to us of approximately $363 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit cards and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment assets and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.
Further, our financial institution clients have obligations to safeguard their information technology systems and the confidentiality of customer information. In certain of our businesses, we are bound contractually and/or by regulation to comply with the same requirements. If we fail to comply with these regulations and requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines. In addition, future adoption of more restrictive privacy laws, rules or industry security requirements by federal or state regulatory bodies or by a specific industry in which we do business could have an adverse impact on us through increased costs or restrictions on business processes.
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
We are involved from time to time in various legal proceedings, including in some cases class-action lawsuits and regulatory inquiries, investigations or other proceedings. If we are unsuccessful in our defense of litigation matters or regulatory proceedings, we may be forced to pay damages, fines or penalties and/or change our business practices, any of which could have a material adverse effect on our business and results of operations. See Note M Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of pending litigation and regulatory matters and our related accrual.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of January 20, 2018 estimates an approximately $1.6 trillion mortgage origination market for 2018, which would be a decrease of 5.9% from 2017. The MBA forecasts that the 5.9% decrease will result from a decrease in refinance activity, offset by a slight increase in forecast purchase transactions. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets.

We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $15.4 billion at December 31, 2017. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Our ServiceLink subsidiary provides mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. Certain of these businesses are subject to federal and state regulatory oversight. For example, ServiceLink’s LoanCare business services and subservices mortgage loans secured primarily by residential real estate throughout the United States. LoanCare is subject to extensive federal, state and local regulatory oversight, including federal and state regulatory examinations, information gathering requests, inquiries, and investigations by governmental and regulatory agencies, including the CFPB. In connection with formal and informal inquiries by those agencies, LoanCare receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its or its clients’ regulated activities. The ongoing implementation of the Dodd Frank Act, including the implementation of the originations and servicing rules by the CFPB, could increase our regulatory compliance burden and associated costs and place restrictions on our ability to operate the LoanCare business.
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
Because we are dependent upon California and Texas for approximately 14.5% and 14.2% and of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our title segment and, in 2017, California-based premiums accounted for 29.5% of premiums earned by our direct operations and 0.7% of our agency premium revenues. Texas-based premiums accounted for 18.2% of premiums earned by our direct operations and 10.3% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 14.5% and 14.2%, respectively, of our total title insurance premiums for 2017. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
Failure to respond to rapid changes in technology could adversely affect the Company
Rapidly evolving technologies and innovations in software and financial technology could drive changes in how real estate transactions are recorded and processed throughout the mortgage life cycle. There is no guarantee that we will be able to effectively adapt to and utilize changing technology.  Our competitors may be able to utilize technology more effectively than us which could result in the loss of market share.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are on our campus in Jacksonville, Florida in owned facilities.
The majority of our branch offices are leased from third parties. See Note M Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 44 states, Washington, DC, Canada and India.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note M Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part I, Item 3.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF". The following tables provide the high and low closing sales prices of our common stock and cash dividends declared per share of common stock for each quarter during 2017 and 2016.

	Stock Price High	Stock Price Low	Cash Dividends Declared
Year ended December 31, 2017
First quarter	$27.64	$23.54	$0.25
Second quarter	31.91	26.99	0.25
Third quarter	34.78	31.54	0.25
Fourth quarter	40.35	33.84	0.27

Year ended December 31, 2016
First quarter	$23.19	$19.97	$0.21
Second quarter	25.76	21.63	0.21
Third quarter	26.40	24.92	0.21
Fourth quarter	25.65	22.01	0.25
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this report.

PERFORMANCE GRAPH
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2017. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2012, with dividends reinvested over the periods indicated.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

Fidelity National Financial, Inc.	100.00	141.40	186.97	192.43	193.40	317.26
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	120.24	146.83	158.07	172.47	249.23
On January 31, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $38.98. We had approximately 7,000 shareholders of record.
On January 26, 2018, our Board of Directors formally declared a $0.30 per FNF share cash dividend that is payable on March 30, 2018 to FNF shareholders of record as of March 16, 2018.
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
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2017, $1,700 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2018, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $363 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF Group common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the year ended December 31, 2017 or in the subsequent period ended January 31, 2018.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2017 presentation.
On November 17, 2017 we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”), which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The results of FNFV are presented as discontinued operations in the following tables.
On September 29, 2017 we completed our tax-free distribution to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). The results of Black Knight are presented as discontinued operations in the following tables.
On June 30, 2014, we completed a recapitalization of FNF common stock into two tracking stocks, FNF Group common stock and FNFV Group common stock. Each share of the previously outstanding FNF Class A common stock ("Old FNF common stock") was converted into one share of FNF Group common stock and 0.3333 of a share of FNFV Group common stock.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions, except share data)
Operating Data:
Revenue	$7,663	$7,257	$6,664	$5,647	$5,950
Expenses:
Personnel costs	2,460	2,275	2,137	1,921	1,881
Agent commissions	2,089	1,998	1,731	1,471	1,789
Other operating expenses	1,781	1,648	1,557	1,367	1,189
Depreciation and amortization	183	160	150	148	68
Provision for title claim losses	238	157	246	228	291
Interest expense	48	64	73	91	68
	6,799	6,302	5,894	5,226	5,286
Earnings before income taxes, equity in earnings (loss) of unconsolidated affiliates, and noncontrolling interest	864	955	770	421	664
Income tax expense	235	347	274	175	238
Earnings before equity in earnings of unconsolidated affiliates	629	608	496	246	426
Equity in earnings of unconsolidated affiliates	10	14	5	3	4
Earnings from continuing operations, net of tax	639	622	501	249	430
Earnings (loss) from discontinued operations, net of tax	155	70	60	270	(19)
Net earnings	794	692	561	519	411
Less: net earnings (loss) attributable to noncontrolling interests	23	42	34	(64)	17
Net earnings attributable to FNF common shareholders	$771	$650	$527	$583	$394

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to Old FNF common shareholders				$0.33	$1.71
Basic net earnings per share attributable to FNF Group common shareholders	$2.44	$2.40	$1.95	0.77
Basic net earnings (loss) per share attributable to FNFV Group common shareholders	$1.68	$(0.06)	$(0.16)	3.04
Weighted average shares outstanding Old FNF, basic basis (1)				138	230
Weighted average shares outstanding FNF Group, basic basis (1)	271	272	277	138
Weighted average shares outstanding FNFV Group, basic basis (1)	65	67	79	46
Diluted net earnings per share attributable to Old FNF common shareholders				$0.32	$1.68
Diluted net earnings per share attributable to FNF Group common shareholders	$2.38	$2.34	$1.89	0.75
Diluted net earnings (loss) per share attributable to FNFV Group common shareholders	$1.63	$(0.06)	$(0.16)	3.01
Weighted average shares outstanding Old FNF, diluted basis (1)				142	235
Weighted average shares outstanding FNF Group, diluted basis (1)	278	280	286	142
Weighted average shares outstanding FNFV Group, diluted basis (1)	67	70	82	47
Dividends declared per share of Old FNF common stock				$0.36	$0.66
Dividends declared per share of FNF Group common stock	$1.02	$0.88	$0.80	$0.37
Balance Sheet Data:
Investments (2)	$3,371	$3,782	$4,015	$3,694	$3,387
Cash and cash equivalents (3)	1,110	1,049	696	604	1,815
Total assets	9,151	14,521	14,043	13,868	10,573
Notes payable	759	987	981	2,086	983
Reserve for title claim losses	1,490	1,487	1,583	1,621	1,636
Redeemable NCI	344	344	344	715	—
Equity	4,467	6,898	6,588	6,073	5,535
Book value per share Old FNF					$22.14
Book value per share FNF Group (4)	$17.53	$22.81	$21.21	$18.87
Book value per share FNFV Group (4)		$15.54	$15.05	$16.31
Other Data:
Orders opened by direct title operations (in 000's)	1,942	2,184	2,092	1,914	2,181
Orders closed by direct title operations (in 000's)	1,428	1,575	1,472	1,319	1,708
Provision for title insurance claim losses as a percent of title insurance premiums (5)	4.9%	3.3%	5.7%	6.2%	7.0%
Title-related revenue (6):
Percentage direct operations	63.8%	63.2%	65.1%	64.8%	59.5%
Percentage agency operations	36.2%	36.8%	34.9%	35.2%	40.5%
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

(2)
Investments as of December 31, 2017, 2016, 2015, 2014, and 2013, include securities pledged to secured trust deposits of $367 million, $544 million, $608 million, $499 million, and $261 million, respectively.

(3)
Cash and cash equivalents as of December 31, 2017, 2016, 2015, 2014, and 2013 include cash pledged to secured trust deposits of $475 million, $331 million, $108 million, $136 million, and $339 million, respectively.

(4)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(5)	Includes the effects of the release of $97 million of excess reserves in the quarter ended December 31, 2016.

(6)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2017
Revenue	$1,643	$2,059	$1,986	$1,975
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	128	274	242	220
Net earnings attributable to FNF Group common shareholders	71	175	170	246
Net earnings (loss) attributable to FNFV Group common shareholders	1	121	(5)	(8)
Basic earnings per share attributable to FNF Group common shareholders	0.26	0.65	0.63	0.90
Basic earnings (loss) per share attributable to FNFV Group common shareholders	0.02	1.83	(0.08)	(0.12)
Diluted earnings per share attributable to FNF Group common shareholders	0.25	0.63	0.62	0.88
Diluted earnings (loss) per share attributable to FNFV Group common shareholders	0.01	1.81	(0.08)	(0.12)
Dividends paid per share FNF Group common stock	0.25	0.25	0.25	0.27
2016
Revenue	$1,492	$1,894	$1,948	$1,923
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	101	261	251	342
Net earnings attributable to FNF Group common shareholders	73	187	163	231
Net earnings (loss) attributable to FNFV Group common shareholders	1	10	(7)	(8)
Basic earnings per share attributable to FNF Group common shareholders	0.27	0.69	0.60	0.85
Basic earnings (loss) per share attributable to FNFV Group common shareholders	0.01	0.15	(0.11)	(0.12)
Diluted earnings per share attributable to FNF Group common shareholders	0.26	0.67	0.58	0.83
Diluted earnings (loss) per share attributable to FNFV Group common shareholders	0.01	0.14	(0.11)	(0.12)
Dividends paid per share FNF Group common stock	0.21	0.21	0.21	0.25

As a result of the BK Distribution and FNFV Split-Off, the results of operations of Black Knight and FNFV were reclassified to discontinued operations in the quarters ended September 30, 2017 and December 31, 2017, respectively. Accordingly, revenue and earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest ("earnings from continuing operations") for the quarters ended March 31, 2016 through September 30, 2017 differ from our previously reported amounts on our corresponding Form 10-Q or Form 10-K, as applicable.
A reconciliation of our selected quarterly financial data to our previously reported amounts is shown below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2017
Revenue, continuing operations	$1,643	$2,059	$1,986
Revenue, discontinued operations (1)	574	828	279
Revenue, as reported (2)	2,217	2,887	2,265
Earnings from continuing operations	128	274	242
Earnings from continuing operations, subsequently discontinued (1)	33	256	(21)
Earnings from continuing operations, as reported (2)	161	530	221
2016
Revenue, continuing operations	$1,492	$1,894	$1,948	$1,923
Revenue, discontinued operations (1)	556	588	569	584
Revenue, as reported (2)	2,048	2,482	2,517	2,507
Earnings from continuing operations	101	261	251	342
Earnings from continuing operations, subsequently discontinued (1)	30	47	20	20
Earnings from continuing operations, as reported (2)	131	308	271	362
______________________________________

(1)	Represents total revenue and earnings from Black Knight and FNFV.

(2)	As previously reported on our corresponding Form 10-Q or Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Part II, Item 7 of this Annual Report.
Recent Developments
On November 30, 2017, FGL Holdings (formerly known as CF Corporation), a Cayman Islands exempted company, consummated its previously announced acquisition of Fidelity & Guaranty Life, a Delaware corporation (“FGL”), pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017, as amended (the “Merger Agreement”), by and among CF Corporation, FGL, and certain subsidiaries of CF Corporation and FGL (collectively, the "FGL Merger"). In connection with the FGL Merger, FNF received 13,732,000 common shares and 100,000 Series B Cumulative Preferred ('FG Preferred") shares in exchange for an aggregate investment of $213 million. As of December 31, 2017 FNF owns 16,732,000 common shares, inclusive of 3,000,000 common shares of CF Corporation held prior to the FGL Merger, and 100,000 FG Preferred shares with an aggregate market value of $246 million and we own approximately 8.5% of the outstanding common equity of FGL. The Company’s non-executive Chairman, William P. Foley, II, is also the Co-Executive Chairman of FGL.
On November 17, 2017 we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC.. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption on a per share basis of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae is a separate, publicly traded company (NYSE: CNNE). All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF Group common stock that were not held by Cannae remain with the Company. As a result of the FNFV Split-Off, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of FNFV Group have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. See Note G. Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of FNFV Group.
On November 17, 2017, Frank P. Willey resigned from our Board of Directors.
On September 29, 2017 we completed our tax-free distribution to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings.  See Note G. Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of Black Knight.
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
On May 3, 2017, our Board of Directors adopted a resolution to increase the size of our Board of Directors to thirteen and elected Heather H. Murren to serve on our Board of Directors. Ms. Murren will serve in Class I of our Board of Directors, and her term will expire at the annual meeting of our shareholders to be held in 2018. In January 2018, Ms. Murren was appointed to the Audit Committee of our Board.

Effective March 1, 2017, three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, redomesticated from their respective former states of domicile to Florida (the "Redomestication"). In conjunction with the Redomestication, the Company received a special dividend of $280 million from these title insurance underwriters on March 15, 2017.
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
As of January 20, 2018, the Mortgage Banker's Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2016 - 2020 in its "Mortgage Finance Forecast" (in trillions):

	2020	2019	2018	2017	2016
Purchase transactions	$1.3	$1.2	$1.2	$1.1	$1.1
Refinance transactions	0.4	0.4	0.4	0.6	1.0
Total U.S. mortgage originations	$1.7	$1.6	$1.6	$1.7	$2.1
In 2016 and 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. Refinance transactions decreased in 2017 from the historically high levels experienced in recent years through 2016. Existing home sales increased and there was a decline in total housing inventory. In 2018 and beyond, increasing mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to continue to decline. The MBA predicts overall mortgage originations in 2018 through 2019 will decrease compared to the 2016 and 2017 periods due to a decrease in refinance transactions, offset by a slight increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher title premiums, whereas refinance transactions only require a lender’s policy, resulting in lower title premiums.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.1% in December 2017. Additionally, the Conference Board's monthly Consumer Confidence Index rose sharply at the end of 2016 and has remained at historical highs through 2017. We believe that improvements in both of these economic indicators, among other indicators which support a generally improving United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions and of a generally improving United States economy and the negative effects of projected decreases in overall originations and increases in interest rates will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
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
Critical Accounting Estimates
The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2017%		December 31, 2016%
	(in millions)
Known claims	$159	10.7%	$166	11.2%
IBNR	1,331	89.3	1,321	88.8
Total Reserve for Title Claim Losses	$1,490	100.0%	$1,487	100.0%
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
Our process for recording our reserves for title claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence and development patterns and adjust these to reflect policy year and policy type differences which affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation. We recorded our loss provision rate at 5.0% for the nine months ended September 30, 2017 and at 4.5% for the three months ended December 31, 2017. Our average loss provision rate was 4.9% for the year-ended December 31, 2017. Our average loss provision rate was 3.3% and 5.7% for the years ended December 31, 2016 and 2015, respectively. Our loss provision rate for the year ended December 31, 2016 also included a $97 million adjustment to reduce our prior claim loss reserves. Of such annual loss provision rates, 4.5%, 5.0% and 5.2% related to losses on policies written in the current year, and the remainder related to developments on prior year policies. The decrease in the loss provision rate during 2015 through 2017, excluding a one-time adjustment included in the 2016 period, was primarily driven by continued positive development in the more recent policy years. In 2017 and 2015, adverse development of prior year losses of $19 million or 0.4% of 2017 premium and $22 million or 0.5% of 2015 premium was accounted for in the provision rate. In 2016, favorable development of prior year losses of $79 million or 1.7% of 2016 premium was accounted for in the provision rate.
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

During the quarter ended December 31, 2016, we released excess title reserves of $97 million. The release of excess reserves was due to analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios and lower policy year loss ratios in recent years. Due to the reduction in volatility of prior year ultimate loss ratios experienced at the time, we felt that actual results were more in line with our actuarial analysis and released excess reserves to bring our recorded position in line with actuarial projections.
The table below presents our title insurance loss development experience for the past three years:

	2017	2016	2015
	(In millions)
Beginning balance	$1,487	$1,583	$1,621
Change in reinsurance recoverable	(4)	(8)	1
Claims loss provision related to:
Current year	219	236	224
Prior years (1)	19	(79)	22
Total title claims loss provision	238	157	246
Claims paid, net of recoupments related to:
Current year	(8)	(10)	(7)
Prior years	(223)	(235)	(278)
Total title claims paid, net of recoupments	(231)	(245)	(285)
Ending balance	$1,490	$1,487	$1,583
Title premiums	$4,893	$4,723	$4,286
_____________________
(1) Reserve of $97 million released in 2016 related to improving development on prior year claim trends.

	2017	2016	2015
Provision for claim losses as a percentage of title insurance premiums:
Current year	4.5%	5.0%	5.2%
Prior years	0.4	(1.7)	0.5
Total provision	4.9%	3.3%	5.7%

Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2017	$145	$121	$(35)	$231
Year ended December 31, 2016	179	121	(55)	245
Year ended December 31, 2015	211	137	(63)	285
As of December 31, 2017 and 2016, our recorded reserves were $1,490 million and $1,487 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $30 million above the mid-point of the provided range of our actuarial estimates of $1.3 billion to $1.7 billion as of December 31, 2017. Our recorded reserves were equal to the mid-point of the range of our actuarial estimates as of December 31, 2016.
During 2017 and 2016, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2005-2008. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2009 through 2016 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 15,000 claims at December 31, 2016 to approximately 14,000 claims at December 31, 2017. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $49 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2017 title premiums of $4,893 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2017, would result in an increase (decrease) in our provision for title claim losses of approximately $149 million.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Foreign government bonds	—	57	—	57
Mortgage-backed/asset-backed securities	—	56	—	56
Preferred stock available for sale	23	296	—	319
Equity securities available for sale	681	—	—	681
Total assets	$704	$2,112	$—	$2,816

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,508	—	1,508
Foreign government bonds	—	109	—	109
Mortgage-backed/asset-backed securities	—	58	—	58
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	386	—	—	386
Total assets	$418	$2,690	$—	$3,108

Our Level 2 fair value measures for preferred stock and fixed-maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred stock and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are as follows:

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
As of December 31, 2017 and 2016 we held no material assets nor liabilities measured at fair value using Level 3 inputs.
During the years ended December 31, 2017, 2016 and 2015, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired of $1 million, $19 million, and $14 million, respectively. Refer to Note D. Investments to our Consolidated Financial Statements included in Item 8, Part II of this Report for further discussion.
Included in our Investments as of December 31, 2017 are various holdings in foreign securities as follows (in millions):

	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Market Value
	(In millions)
Available for sale securities:
Australia	$22	$22	—	$—	$22
Belgium	14	14	—	—	14
Cayman Islands	171	167	4	—	171
Canada	61	62	1	(2)	61
China	6	6	—	—	6
France	9	9	—	—	9
Germany	50	50	—	—	50
Ireland	28	28	—	—	28
Japan	49	49	—	—	49
Norway	1	1	—	—	1
New Zealand	17	17	—	—	17
Switzerland	6	6	—	—	6
United Kingdom	24	24	—	—	24
Total	$458	$455	$5	$(2)	$458

We have reviewed all of these securities as of December 31, 2017 and do not believe that there is a risk of significant credit loss as these securities are in a gross unrealized gain position of $5 million and a gross unrealized loss position of $2 million. We held no European sovereign debt at December 31, 2017.
Goodwill.  We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2017 and 2016, goodwill aggregated was $2,746 million and $2,555 million, respectively. The majority of our goodwill as of December 31, 2017 relates to goodwill recorded in connection with the Chicago Title merger in 2000 and our acquisition of ServiceLink in 2014. Refer to Note F Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future.We have completed our annual goodwill impairment analysis in each of the past three years and as a result, no impairment charges were recorded to goodwill in 2017, 2016, or 2015. As of December 31, 2017, we have determined that our goodwill has a fair value which substantially exceeds its carrying value.
Other Intangible Assets.  We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over 10 years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded $1 million in impairment expense to other intangible assets during the years ended December 31, 2017 and 2016. The impairment in 2017 was for computer software at ServiceLink. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Corporate and Other segment. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2015.
Title Revenue Recognition.   Our direct title insurance premiums and escrow, title-related and other fees are recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete.
Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 84 - 88% reported within three months following closing, an additional 9 - 12% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.7% of agent premiums earned in 2017, 76.1% of agent premiums earned in 2016, and 76.0% of agent premiums earned in 2015. We also record a provision for claim losses at the provision rate at the time we record the accrual for the premiums, which averaged 4.9% for 2017, 5.4%, excluding the release of excess reserves relating to prior years of $97 million, for 2016, and 5.7% for 2015 and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is approximately 11% or less of the accrued premium amount. The impact of the change in the accrual for agency premiums and related expenses on our pretax earnings was an increase of $1 million for the year ended December 31, 2017, an increase of $4 million for the year ended 2016 and a decrease of $5 million for the year ended 2015. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $55 million and $53 million at December 31, 2017 and 2016, respectively, which represents agency premiums of approximately $280 million and $267 million at December 31, 2017 and 2016, respectively, and agent commissions of $225 million and $214 million at December 31, 2017 and 2016, respectively. We may have changes in our accrual for agency revenue in the future if additional relevant information becomes available.
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
Refer to Note K Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for discussion of the enactment of the Tax Cuts and Jobs Act ("Tax Reform") in December 2017 and the related impact on our accounting for income taxes.
Certain Factors Affecting Comparability
Year ended December 31, 2017. As a result of the BK Distribution and the FNFV Split-Off, we have reclassified the results of operations of Black Knight and FNFV to discontinued operations for all periods presented. See discussion under 'Recent Developments' above and Note G Discontinued Operations to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part II, Item 7 of this Annual Report for further information on the results of Black Knight and FNFV.

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$2,170	$2,097	$2,009
Agency title insurance premiums	2,723	2,626	2,277
Escrow, title-related and other fees	2,637	2,416	2,246
Interest and investment income	131	126	121
Realized gains and losses, net	2	(8)	11
Total revenue	7,663	7,257	6,664
Expenses:
Personnel costs	2,460	2,275	2,137
Agent commissions	2,089	1,998	1,731
Other operating expenses	1,781	1,648	1,557
Depreciation and amortization	183	160	150
Provision for title claim losses	238	157	246
Interest expense	48	64	73
Total expenses	6,799	6,302	5,894
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	864	955	770
Income tax expense	235	347	274
Equity in earnings of unconsolidated affiliates	10	14	5
Net earnings from continuing operations	$639	$622	$501
 Revenues.
Total revenue in 2017 increased $406 million compared to 2016, primarily due to an increase in fee per file offset by a decrease in closed order volumes in our direct title business and an increase in agent remittances. Total revenue in 2016 increased $593 million compared to 2015, primarily due to an increase in closed order volumes in our direct title business and increases in agent remittances.
Total net earnings from continuing operations increased $17 million in the year ended December 31, 2017, compared to the 2016 period and increased $121 million in the year ended December 31, 2016, compared to the 2015 period.
The change in revenue and net earnings is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $131 million, $126 million, and $121 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in 2017 as compared to 2016 is primarily attributable to increased yield on our cash and cash equivalents and short term investments and an increase in other investment income, offset by a decrease in income from our fixed maturity holdings resulting from a decrease in average invested assets. The increase in 2016 as compared to 2015 is primarily attributable to increased yield on our fixed maturity holdings and increased dividend income on our equity and preferred securities, offset by a decrease in average invested assets. The effective return on average invested assets, excluding realized gains and losses, was 4.2%, 3.6%, and 3.4% for the years ended December 31, 2017, 2016, and 2015, respectively.
Net realized gains (losses) totaled $2 million, $(8) million, and $11 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net realized gains for the year ended December 31, 2017 includes a gain of $9 million on the sale of an other long term investment and a gain of $2 million related to the sale of fixed assets, offset by losses of $6 million on redemptions of convertible debt, net losses on sales and impairment of available for sale investments of $1 million, and $2 million of other miscellaneous losses. The net realized losses for the year ended December 31, 2016 includes $12 million for net gains on sales of available for sale investments, a gain of $2 million related to the favorable outcome of litigation, and $1 million for other individually insignificant gains. The gains were more than offset by losses of $13 million on impairments of available for sale investments, $3 million for impairment of an equity method investment, $4 million for losses on disposal of fixed assets, a $1 million loss related to the impairments of other intangible assets, and $2 million in realized losses related to other individually insignificant items.

The net realized gain for the year ended December 31, 2015 includes a net realized gain of $1 million on our investment portfolio, net realized gains of $16 million due to favorable settlement of litigation, and $6 million of miscellaneous other net realized losses.
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
The change in expenses is discussed in further detail at the segment level below.
Income tax expense was $235 million, $347 million, and $274 million for the years ended December 31, 2017, 2016, and 2015, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2017, 2016, and 2015 was 27.2%, 36.3%, and 35.6%, respectively. The decrease in the effective tax rate in 2017 from 2016 is primarily attributable to Tax Reform as described in Note K Income Taxes to our Consolidated Financial Statements included in Item 8 of of Part II of this Annual Report. The increase in the effective tax rate in 2016 from 2015 is primarily related to lower tax exempt interest income, tax credits and an increase in non-deductible expenses. The fluctuation in income tax expense as a percentage of earnings from continuing operations before income taxes is attributable to our estimate of ultimate income tax liability and changes in the characteristics of net earnings year to year, such as the weighting of operating income versus investment income.

Segment Results of Operations
 Title
The following table presents the results of our Title segment for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues:
Direct title insurance premiums	$2,170	$2,097	$2,009
Agency title insurance premiums	2,723	2,626	2,277
Escrow, title-related and other fees	2,181	2,128	2,005
Interest and investment income	131	127	123
Realized gains and losses, net	6	—	14
Total revenue	7,211	6,978	6,428
Expenses:
Personnel costs	2,366	2,214	2,090
Other operating expenses	1,404	1,436	1,381
Agent commissions	2,089	1,998	1,731
Depreciation and amortization	159	148	144
Provision for title claim losses	238	157	246
Total expenses	6,256	5,953	5,592
Earnings before income taxes	$955	$1,025	$836
Orders opened by direct title operations (in 000's)	1,942	2,184	2,092
Orders closed by direct title operations (in 000's)	1,428	1,575	1,472
Total revenues in 2017 increased $233 million or 3% compared to 2016. Total revenues in 2016 increased $550 million or 9% compared to 2015. The increase in the year ended December 31, 2017 is primarily attributable to increases in both our direct and agency title insurance premiums and growth and acquisitions in our Corporate and Other segment.The increase in the year ended December 31, 2016 is primarily attributable to improvements in the overall real estate markets driving increases in closed order volumes, increased remittances from agents, and revenue associated with acquisitions.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$2,170	44.3%	$2,097	44.4%	$2,009	46.9%
Title premiums from agency operations	2,723	55.7	2,626	55.6	2,277	53.1
Total title premiums	$4,893	100.0%	$4,723	100.0%	$4,286	100.0%
Title premiums increased 4% in the year ended December 31, 2017 as compared to the 2016 period. The increase was a result of an increase in premiums from direct operations of $73 million, or 3% and an increase in premiums from agency operations of $97 million, or 4%. Title premiums increased 10% in the year ended December 31, 2016 as compared to the 2015 period. The increase was the result of an increase in premiums from direct operations of $88 million, or 4%, and an increase in premiums from agency operations of $349 million, or 15%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2017	2016	2015

Opened title insurance orders from purchase transactions (1)	63.1%	53.5%	54.0%
Opened title insurance orders from refinance transactions (1)	36.9	46.5	46.0
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	62.8%	54.1%	54.5%
Closed title insurance orders from refinance transactions (1)	37.2	45.9	45.5
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in 2017, primarily due to an increase in the average fee per file, offset by a decrease in closed order volumes as compared to the prior year. Closed order volumes were 1,428,000 in the year ended December 31, 2017 compared with 1,575,000 in the year ended December 31, 2016. This represented a decrease of 9%. The decrease in closed order volumes was primarily related to a decrease in refinance transactions, offset by an increase in purchase transactions in the year ended December 31, 2017 compared to the 2016 period.
The average fee per file in our direct operations was $2,346 and $2,065 in the years ended December 31, 2017 and 2016, respectively. The increase in average fee per file year over year reflects an increase in the average fee per file in both commercial and residential transactions. The increase in average fee per file from residential transactions is driven by an increase in purchase transactions and decrease in refinance transactions. The residential fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
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
Escrow, title-related and other fees increased by $53 million, or 2%, in the year ended December 31, 2017 from the 2016 period. Escrow fees, which are more directly related to our direct operations, increased $21 million, or 3%, in the year ended December 31, 2017 compared to the 2016 period. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $30 million, or 2%, in the year ended December 31, 2017 compared to the 2016 period. The increase in other fees was primarily attributable to revenue growth associated with our home warranty businesses and increased servicing revenue at ServiceLink, offset by decreases at certain other ServiceLink subsidiaries. Escrow, title related and other fees increased by $123 million, or 6%, in the year ended December 31, 2016 from the 2015 period. Escrow fees, which are more directly related to our direct operations, increased $102 million, or 15%, in the year ended December 31, 2016 compared to the 2015 period. The increase is consistent with the increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $21 million, or 1%, in the year ended December 31, 2016 compared to the 2015 period. The increase in other fees was primarily attributable to revenue growth associated with our home warranty businesses as well as acquisitions.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $4 million in the year ended December 31, 2017 compared to the 2016 period and increased $4 million in the year ended December 31, 2016 compared to the 2015 period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $152 million, or 7% increase in the year ended December 31, 2017 compared to the 2016 period is directionally consistent with and primarily attributable to the increase in revenue. The $124 million, or 6% increase in the year ended December 31, 2016 compared to the 2015 period is primarily related to additional expense associated with the increased order volumes and acquisitions in 2016. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 54% and 52% for years ended December 31, 2017 and 2016, respectively. The increase in the 2017 period is primarily attributable to the increase in order volumes from purchase transactions, acquisitions, and the realignment of Property Insight in January 2017 which resulted in increased personnel costs offset by reduced other operating expenses. Average employee count in the Title segment was 23,245 and 21,999 in the years ended December 31, 2017 and 2016, respectively.
Other operating expenses decreased $32 million, or 2%, in the year ended December 31, 2017 from the corresponding 2016 period. The decrease in the 2017 period is primarily attributable to the realignment of Property Insight in January 2017 and a reduction in operating expenses at certain ServiceLink subsidiaries. Other operating expenses increased $55 million, or 4% in the year ended December 31, 2016 from the corresponding 2015 period. Other operating expenses increased consistently with the increase in direct title premiums and escrow, title-related and other fee income offset by other miscellaneous cost reductions.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,723	100.0%	$2,626	100.0%	$2,277	100.0%
Agent commissions	2,089	76.7	1,998	76.1	1,731	76.0
Net retained agent premiums	$634	23.3%	$628	23.9%	$546	24.0%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums in the year ended December 31, 2017 remained relatively consistent with the 2016 and 2015 periods, with the slight decrease attributable to new agents signed in the current year.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective October 1, 2017, we revised our loss provision rate to 4.5% from 5%. Effective October 1, 2016, we revised our loss provision rate to 5.0% from 5.5%. Effective July 1, 2015, we revised our loss provision rate to 5.5% from 6%. All revisions were attributable to favorable development on more recent policy year claims.
The claim loss provision for title insurance was $238 million, $157 million, and $246 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts reflected average claim loss provision rates of 4.9% for 2017, 3.3% for 2016, and 5.7% of title premiums for 2015. The decrease in the provision in 2016 reflects the release of excess title reserves of $97 million as well as the reduction in the loss provision rate from 5.5% to 5.0% in the fourth quarter of 2016. The release of excess reserves and change in provision rate was due to analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios and lower policy year loss ratios in recent years. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Corporate and Other
The following table presents the results of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues:
Escrow, title-related and other fees	$456	$288	$241
Interest and investment income	—	(1)	(2)
Realized gains and losses, net	(4)	(8)	(3)
Total revenue	452	279	236
Expenses:
Personnel costs	94	61	47
Other operating expenses	377	212	176
Depreciation and amortization	24	12	6
Interest expense	48	64	73
Total expenses	543	349	302
Earnings before income taxes	$(91)	$(70)	$(66)
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and CINC. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
Total revenue in our Corporate and Other segment increased $173 million, or 62%, in the year ended December 31, 2017 from the corresponding period in 2016 and increased $43 million, or 18%, in the year ended December 31, 2016 from the corresponding period in 2015. The increase in 2017 is primarily driven by revenue growth of $111 million at our real estate brokerage companies and $53 million at our real estate technology companies, which included $9 million total from the acquisitions of Real Geeks and SkySlope acquired in September and October 2017, respectively. Revenue in 2017 also includes $15 million related to recording one additional month of results of operations for our real estate brokerages in order to catch up their results which were previously recorded on a one month lag. The increase in the year ended December 31, 2016 was primarily driven by growth at our real estate brokerage companies and the acquisition of CINC. Revenue in the 2016 period included $19 million in revenue from CINC which represented 4 months of activity.
Personnel costs increased $33 million, or 54%, in the year ended December 31, 2017 from the corresponding period in 2016 and increased $14 million or 30% in the year ended December 31, 2016 compared to the corresponding 2015 period. The increase in both periods is primarily driven by acquisitions.
Other operating expenses increased $165 million, or 78% in the year ended December 31, 2017 from the 2016 period and increased $36 million, or 20% in the year ended December 31, 2016 from the 2015 period. The increase in the 2017 period from 2016 is primarily attributable to current period acquisitions and increased operating expense associated with higher revenue. Other operating expenses in 2017 also includes $14 million related to recording one additional month results of operations for our real estate brokerages in order to catch up their results which were previously recorded on a one month lag and $17 million related to expenses incurred related to services received from Black Knight that no longer eliminate after the BK Distribution. The increase in the 2016 period from 2015 is primarily attributable to growth of our real estate subsidiaries and current period acquisitions.
Interest expense decreased $16 million, or 25%, in the year ended December 31, 2017 from the corresponding period in 2016 and decreased $9 million or 12% in the year ended December 31, 2016 compared to the corresponding 2015 period. The decrease in the 2017 period is primarily attributable to decreased interest on our convertible Notes resulting from redemptions in the current year. The decrease in the 2016 period is primarily attributable to the payoff of the FNF term loan in May 2015 upon the initial public offering of Black Knight.
Discontinued Operations
As a result of the FNFV Split-off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $155 million, $70 million, and $60 million in the years ended December 31, 2017, 2016, and 2015, respectively. The increase in the 2017 period from the corresponding period in 2016 is primarily attributable to FNFV's realized gain on the sale of a subsidiary in the 2017 period. Refer to Note G Discontinued

Operations to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs; operating expenses; claim payments; taxes; payments of interest and principal on our debt, including any premiums thereon, if any; capital expenditures; business acquisitions; stock repurchases and dividends on our common stock. We paid dividends of $1.02 per share during 2017, or approximately $278 million. On January 26, 2018, our Board of Directors formally declared a $0.30 per share cash dividend that is payable on March 30, 2018 to FNF Group shareholders of record as of March 16, 2018. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2017, $1,700 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2018, our title insurance subsidiaries can pay or make distributions to us of approximately $363 million. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Cash flow from FNF's operations is expected to be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, other strategic initiatives or conserving cash.
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2017, 2016, and 2015 were $737 million, $1,162 million and $951 million, respectively, inclusive of discontinued operations. Operating cash flows from discontinued operations for the years ended December 31, 2017, 2016, and 2015 were $106 million, $407 million, and $277 million, respectively. The decrease in cash provided by operations of $425 million in the 2017 period from the 2016 period is primarily attributable to increased cash payments for taxes of $161 million and increased realized gains on sales of investments and assets which are included in earnings of $256 million, but which related to investing activities, in the 2017 period. The increase in cash provided by operations of $211 million in the 2016 period from the 2015 period is primarily attributable to increased earnings from operations before equity in earnings of unconsolidated affiliates of $123 million (inclusive of discontinued operations), lower claims payments of $40 million, and lower payments in the 2016 period under our executive investment success bonus program of $27 million, offset by increased payments for income taxes in 2016 compared to 2015 of $118 million. The remaining change in the 2016 period from the 2015 period is attributable to timing of receivables and payables.

Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2017, 2016, and 2015 were $95 million, $254 million and $571 million, respectively, inclusive of discontinued operations. Cash (used in) provided by investing activities from discontinued operations for the years ended December 31, 2017, 2016, and 2015 were $(57) million, $(163) million, and $63 million, respectively. The decrease in cash used in investing activities of $159 million in the 2017 period from the 2016 period is primarily attributable to the $325 million in proceeds from the sale of a subsidiary by FNFV prior to the FNFV Split-Off, lower cash paid for acquisitions of $75 million and decreased capital expenditures of $141 million, offset by a $380 million decrease in net inflows from the sales and distributions of and from equity and fixed income investments, net of purchases and additional investments in unconsolidated investees. The decrease in cash used in investing activities of $317 million in the 2016 period from the 2015 period is primarily attributable to a $860 million increase in net cash inflows from the sales and distributions of and from equity and fixed income investments, net of purchases and additional investments in unconsolidated investees, offset by a $502 million increase in net cash used for acquisitions and dispositions and increased capital expenditures.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $149 million, $290 million and $241 million for the years ended December 31, 2017, 2016, and 2015, respectively. The 2017 period consists of capital expenditures of $74 million related to our continuing operations, primarily our Title segment, and $75 million related to discontinued operations. The decrease in the 2017 period from the 2016 period is primarily attributable to the purchase of our corporate headquarters for $71 million in the second quarter of 2016.
Financing Cash Flows. Our cash used in financing activities for the years ended December 31, 2017, 2016, and 2015 were $999 million, $588 million and $272 million, respectively, inclusive of discontinued operations. The increase in cash used in financing activities of $411 million in the 2017 period from the 2016 period is primarily attributable to increased net debt service activity of $143 million, cash transferred in the FNFV Split-off and BK Distribution of $109 million, an increase in dividends paid of $39 million, payment of premiums to repurchase convertible Notes of $317 million, and repurchases of BKFS stock by Black Knight of $47 million in the 2017 period prior to the BK Distribution, offset by a reduction in spending on treasury stock repurchases of $253 million. The increase in cash used in financing activities of $316 million in the 2016 period from the 2015 period was primarily attributable to proceeds received from the IPO of Black Knight of $475 million in the 2015 period and increased net debt service activity of $69 million in the 2016 period, offset by a reduction in treasury stock repurchases in 2016 of $222 million.
 Financing. For a description of our financing arrangements see Note J Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Part II, Item 7.
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
As of December 31, 2017, our required annual payments relating to these contractual obligations were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Notes payable	$66	$—	$1	$—	$700	$—	$767
Operating lease payments	150	127	98	71	46	44	536
Pension and other benefit payments	18	16	16	15	14	99	178
Title claim losses	230	218	174	149	96	623	1,490
Interest on fixed rate notes payable	25	22	22	22	15	—	106
Total	$489	$383	$311	$257	$871	$766	$3,077
As of December 31, 2017, we had title insurance reserves of $1,490 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
We sponsor multiple pension plans and other post-retirement benefit plans. See Note O. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions.  On July 20, 2015, our Board of Directors approved a new three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the year ended December 31, 2017 or in the subsequent period ended January 31, 2018.
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
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than our escrow operations. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $15.4 billion and $14.0 billion at December 31, 2017 and 2016, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S Recent Accounting Pronouncements to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased real estate activity, which depends in part on the level of interest rates, may reduce our revenues.
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
At December 31, 2017, we had $759 million in long-term debt, of which $295 million, net of unamortized debt issuance costs of $5 million, bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2017, we held $681 million in marketable equity securities (not including our investments in preferred stock of $319 million at December 31, 2017 and our Investments in unconsolidated affiliates, which amounted to $150 million at December 31, 2017). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 34.3% of total liabilities at December 31, 2017) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2017 and December 31, 2016, are as follows:
 Interest Rate Risk
At December 31, 2017, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred stock which are tied to interest rates of $45 million as compared with a (decrease) increase of $59 million at December 31, 2016.
Equity Price Risk
At December 31, 2017, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $136 million, as compared with an increase (decrease) of $77 million at December 31, 2016.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2017, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
 Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2017, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company's auditor since 2017

Jacksonville, Florida
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Balance Sheet of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Equity, and Cash Flows for each of the years in the two-year period ended December 31, 2016. In connection with our audits of the Consolidated Financial Statements, we also have audited the Financial Statement Schedules listed in the Index at Item 15. These Consolidated Financial Statements and Financial Statement Schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and Financial Statement Schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedules, when considered in relation to the basic Consolidated Financial Statements taken as a whole, present fairly, in all material respect, the information set forth therein.

 ////s/ KPMG LLP
 Jacksonville, Florida
February 27, 2017, except for Notes A and G,
as to which are February 23, 2018
Certified Public Accountants

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2017 and 2016, includes pledged fixed maturities of $364 and $332, respectively, related to secured trust deposits	$1,816	$2,407
Preferred stock available for sale, at fair value	319	315
Equity securities available for sale, at fair value	681	386
Investments in unconsolidated affiliates	150	150
Other long-term investments	110	42
Short-term investments, includes pledged short term investments of $3 and $212 at December 31, 2017 and 2016, respectively, related to secured trust deposits	295	482
Total investments	3,371	3,782
Cash and cash equivalents, at December 31, 2017 and 2016, includes pledged cash of $475 and $331, respectively, related to secured trust deposits	1,110	1,049
Trade and notes receivables, net of allowance of $18 and $21 at December 31, 2017 and 2016, respectively	317	322
Goodwill	2,746	2,555
Prepaid expenses and other assets	398	422
Other intangible assets, net	618	585
Title plants	398	395
Property and equipment, net	193	192
Assets of discontinued operations	—	5,219
Total assets	$9,151	$14,521

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$955	$933
Income taxes payable	137	4
Notes payable	759	987
Reserve for title claim losses	1,490	1,487
Secured trust deposits	830	860
Deferred tax liability	169	370
Liabilities of discontinued operations	—	2,638
Total liabilities	4,340	7,279
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2017 and 2016; outstanding of 274,431,737 and 272,205,261 as of December 31, 2017 and 2016, respectively; and issued of 287,718,304 and 285,041,900 as of December 31, 2017 and 2016, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2016, outstanding of 66,416,822 as of December 31, 2016, and issued of 80,581,675 as of December 31, 2016, see Note G	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,587	4,848
Retained earnings	217	1,784
Accumulated other comprehensive earnings (loss)	111	(13)
Less: Treasury stock, 13,286,567 shares and 27,001,492 shares as of December 31, 2017 and 2016, respectively, at cost	(468)	(623)
Total Fidelity National Financial, Inc. shareholders’ equity	4,447	5,996
Noncontrolling interests	20	902
Total equity	4,467	6,898
Total liabilities, redeemable non-controlling interest and equity	$9,151	$14,521

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$2,170	$2,097	$2,009
Agency title insurance premiums	2,723	2,626	2,277
Escrow, title-related and other fees	2,637	2,416	2,246
Interest and investment income	131	126	121
Realized gains and losses, net	2	(8)	11
Total revenues	7,663	7,257	6,664
Expenses:
Personnel costs	2,460	2,275	2,137
Agent commissions	2,089	1,998	1,731
Other operating expenses	1,781	1,648	1,557
Depreciation and amortization	183	160	150
Provision for title claim losses	238	157	246
Interest expense	48	64	73
Total expenses	6,799	6,302	5,894
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	864	955	770
Income tax expense on continuing operations	235	347	274
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	629	608	496
Equity in earnings of unconsolidated affiliates	10	14	5
Net earnings from continuing operations	639	622	501
Earnings from discontinued operations, net of tax	155	70	60
Net earnings	794	692	561
Less: Net earnings attributable to non-controlling interests	23	42	34
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$771	$650	$527

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations, attributable to FNF Group common shareholders	$639	$627	$511
Net earnings from discontinued operations, attributable to FNF Group common shareholders	23	27	29
Net earnings attributable to FNF Group common shareholders	$662	$654	$540

Net earnings (loss) from discontinued operations attributable to FNFV Group common shareholders	$109	$(4)	$(13)
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (continued)

	Year Ended December 31,
	2017	2016	2015

Earnings per share
Basic
Net earnings from continuing operations attributable to FNF Group common shareholders	$2.36	$2.31	$1.85
Net earnings from discontinued operations attributable to FNF Group common shareholders	0.08	0.09	0.10
Net earnings per share attributable to FNF Group common shareholders	$2.44	$2.40	$1.95
Net earnings (loss) per share from discontinued operations attributable to FNFV Group common shareholders	$1.68	$(0.06)	$(0.16)
Diluted
Net earnings from continuing operations attributable to FNF Group common shareholders	$2.30	$2.24	$1.79
Net earnings from discontinued operations attributable to FNF Group common shareholders	0.08	0.10	0.10
Net earnings per share attributable to FNF Group common shareholders	$2.38	$2.34	$1.89
Net earnings (loss) per share from discontinued operations attributable to FNFV Group common shareholders	$1.63	$(0.06)	$(0.16)

Weighted average shares outstanding FNF Group common stock, basic basis	271	272	277
Weighted average shares outstanding FNF Group common stock, diluted basis	278	280	286
Cash dividends paid per share FNF Group common stock	$1.02	$0.88	$0.80

Weighted average shares outstanding FNFV Group common stock, basic basis	65	67	79
Weighted average shares outstanding FNFV Group common stock, diluted basis	67	70	82
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net earnings	$794	$692	$561
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	25	38	(38)
Unrealized gain (loss) relating to investments in unconsolidated affiliates (2)	12	10	(27)
Unrealized gain (loss) on foreign currency translation and cash flow hedging(3)	6	2	(8)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	3	—	—
Minimum pension liability adjustment (5)	9	6	2
Other comprehensive earnings (loss)	55	56	(71)
Comprehensive earnings	849	748	490
Less: Comprehensive earnings attributable to noncontrolling interests	25	41	34
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$824	$707	$456
Comprehensive earnings attributable to FNF Group common shareholders	$709	$703	$494
Comprehensive earnings (loss) attributable to FNFV Group common shareholders	$115	$4	$(38)

_______________________________________

(1)	Net of income tax expense (benefit) of $16 million, $23 million, and $(23) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Net of income tax expense (benefit) of $7 million, $6 million, and $(17) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Net of income tax expense (benefit) of $4 million, $1 million, and $(7) million for the years ended December 31, 2017, 2016, and 2015, respectively.

(4)	Net of income tax expense of $2 million for the year ended December 31, 2017.

(5)	Net of income tax expense of $3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2014	279	$—	93	$—	$4,855	$1,150	$2	—	$(13)	$79	$6,073	$715
Gain on Black Knight IPO	—	—	—	—	53	—	—	—	—	(96)	(43)	—
Proceeds Black Knight IPO	—	—	—	—	—	—	—	—	—	475	475	—
Exercise of stock options	2	—	—	—	26	—	—	—	—	—	26	—
Purchase of additional interest in consolidated subsidiaries	—	—	—	—	(6)	—	—	—	—	—	(6)	—
Tax benefit associated with the exercise of stock-based compensation	—	—	—	—	21	—	—	—	—	—	21	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Equity offering costs	—	—	—	—	(1)	—	—	—	—	—	(1)	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(38)	—	—	—	(38)	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	—	—	(27)	—	—	—	(27)	—
Other comprehensive earnings — unrealized loss on foreign currency and cash flow hedging	—	—	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	2	—	—	—	2	—
Stock-based compensation	—	—	—	—	38	—	—	—	—	(41)	(3)	59
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(14)	—	(14)	—
Purchases of treasury stock	—	—	—	—	—	—	—	27	(505)	—	(505)	—
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	(27)	(27)	—
Reclassification of redeemable NCI resulting from IPO/share conversion	—	—	—	—	—	—	—	—	—	430	430	(430)
Retirement of treasury shares	—	—	(12)	—	(186)	—	—	(12)	186	—	—	—
Distribution of J. Alexander's to FNFV Shareholders	—	—	—	—	—	(81)	—	—	—	(13)	(94)	—
Dilution of ownership in affiliates	—	—	—	—	(5)	—	—	—	—	—	(5)	—
Dividends declared	—	—	—	—	—	(222)	—	—	—	—	(222)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Net earnings	—	—	—	—	—	527	—	—	—	34	561	—
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	38	—	—	(1)	37	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6	—	—	—	6	—
Stock-based compensation	—	—	—	—	36	—	—	—	—	22	58	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(9)	—	(9)
Purchases of treasury stock	—	—	—	—	—	—	—	12	(268)	—	(268)	—
Debt conversion settled in cash	—	—	—	—	(2)	—	—	—	—	—	(2)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	14	14	—
Dividends declared	—	—	—	—	—	(240)	—	—	—	—	(240)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	650	—	—	—	42	692	—
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (continued)

	Fidelity National Financial, Inc. Common Shareholders
	FNF Group Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	2	—	—	—	31	—	—	—	—	—	31	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	25	—	—	2	27	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	12	—	—	—	12	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	6	—	—	—	6	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	9	—	—	—	9	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	3	—	—	—	3	—
Stock-based compensation	—	—	—	—	33	—	—	—	—	11	44	—
Purchase of additional interest in consolidated subsidiaries	—	—	—	—	(1)	—	—	—	—	(1)	(2)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	1	(18)	—	(18)
Purchases of treasury stock	—	—	—	—	—	—	—	1	(23)	—	(23)	—
Sale of consolidated subsidiary	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Debt conversions settled in cash	—	—	—	—	(324)	—	—	—	—	—	(324)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	44	44	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Spin-off of Black Knight	—	—	—	—	—	(823)	—	—	—	(801)	(1,624)	—
Distribution of FNFV to Cannae Holdings	—	—	(81)	—	—	(1,236)	69	(16)	196	(98)	(1,069)	—
Dividends declared	—	—	—	—	—	(279)	—	—	—	—	(279)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	771	—	—	—	23	794	—
Balance, December 31, 2017	288	$—	—	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$794	$692	$561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389	431	410
Equity in losses of unconsolidated affiliates	2	8	16
Net loss on sales of investments and other assets, net	16	2	13
Gain on sale of OneDigital	(276)	—	—
Gain on sale of Cascade Timberlands	—	—	(12)
Stock-based compensation cost	44	58	56
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in pledged cash, pledged investments and secured trust deposits	—	—	(2)
Net (increase) decrease in trade receivables	(11)	(14)	7
Net increase in prepaid expenses and other assets	(60)	(4)	(95)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(31)	87	(2)
Net increase (decrease) in reserve for title claim losses	3	(96)	(38)
Net change in income taxes	(133)	(2)	37
Net cash provided by operating activities	737	1,162	951
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	434	238	775
Proceeds from calls and maturities of investment securities available for sale	626	452	383
Proceeds from sales of other assets	4	6	2
Proceeds from the sale of cost method and other investments	21	36	14
Additions to property and equipment and capitalized software	(149)	(290)	(241)
Purchases of investment securities available for sale	(643)	(598)	(1,102)
Purchases of other long-term investments	(86)	—	(27)
Net (purchases of) proceeds from short-term investment activities	(164)	493	(565)
Contributions to investments in unconsolidated affiliates	(78)	(166)	(97)
Distributions from unconsolidated affiliates	104	139	353
Net other investing activities	(7)	(7)	(11)
Proceeds from the sale of OneDigital	325	—	—
Acquisition of T-System Holding LLC, net of cash acquired	(202)	—	—
Acquisition of Title Guaranty of Hawaii, net of cash acquired	(93)	—	—
Acquisition of BPG Holdings, LLC, net of cash acquired	—	—	(43)
Proceeds from sale of Cascade Timberlands	—	—	56
Acquisition of Commissions, Inc., net of cash acquired	—	(229)	—
Acquisition of eLynx Holdings, Inc., net of cash acquired	—	(115)	—
Acquisitions of Real Geeks, LLC and Sky Slope, Inc., net of cash acquired	(82)	—	—
Other acquisitions/disposals of businesses, net of cash acquired	(105)	(213)	(68)
Net cash used in investing activities	(95)	(254)	(571)
Cash Flows From Financing Activities:
Borrowings	785	132	1,360
Debt service payments	(996)	(200)	(1,359)
Additional investment in noncontrolling interest	(2)	—	(6)
Equity portion of debt conversions paid in cash	(317)	(2)	—
Proceeds from Black Knight IPO	—	—	475
Distributions by Black Knight to member	—	—	(17)
Debt and equity issuance costs	—	—	(1)
Black Knight treasury stock repurchases of BKFS stock	(47)	—	—
Cash transferred in J. Alexander's spin-off	—	—	(13)
Cash transferred in the Black Knight spin-off	(87)	—	—
Cash transferred in the FNFV split-off	(22)	—	—
Dividends paid	(278)	(239)	(220)
Subsidiary dividends paid to noncontrolling interest shareholders	(9)	(9)	(6)
Exercise of stock options	31	19	26
Payment of contingent consideration for prior period acquisitions	(16)	(4)	—
Payment for shares withheld for taxes and in treasury	(18)	(9)	(13)
Purchases of treasury stock	(23)	(276)	(498)
Net cash used in financing activities	(999)	(588)	(272)
Net (decrease) increase in cash and cash equivalents, excluding pledged cash related to secured trust deposits	(357)	320	108
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at beginning of year	992	672	564
Cash and cash equivalents, excluding pledged cash related to secured trust deposits, at end of year	$635	$992	$672

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
The following describes the business and significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” "the Company" or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans.
For information about our reportable segments, refer to Note R Segment Information.
Recent Developments
On November 30, 2017, FGL Holdings (formerly known as CF Corporation), a Cayman Islands exempted company, consummated its previously announced acquisition of Fidelity & Guaranty Life, a Delaware corporation (“FGL”), pursuant to the Agreement and Plan of Merger, dated as of May 24, 2017, as amended (the “Merger Agreement”), by and among CF Corporation, FGL, and certain subsidiaries of CF Corporation and FGL (collectively, the "FGL Merger"). In connection with the FGL Merger, FNF received 13,732,000 common shares and 100,000 Series B Cumulative Preferred ("FG Preferred") shares in exchange for an aggregate investment of $213 million. As of December 31, 2017 FNF owns 16,732,000 common shares, inclusive of 3,000,000 common shares of CF Corporation held prior to the FGL Merger, and 100,000 FG Preferred shares with an aggregate market value of $246 million and we own approximately 8.5% of the outstanding common equity of FGL. The Company’s non-executive Chairman, William P. Foley, II, is also the Co-Executive Chairman of FGL.
On November 17, 2017 we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption on a per share basis of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae is a separate, publicly traded company (NYSE: CNNE). All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF Group common stock that are not held by Cannae remain with the Company. As a result of the FNFV Split-Off, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of FNFV Group have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. See Note G. Discontinued Operations for further details of the results of FNFV Group.
On November 17, 2017, Frank P. Willey resigned from our Board of Directors.
On September 29, 2017 we completed our tax-free distribution, to FNF Group shareholders of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016. Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. See Note G. Discontinued Operations for further details of the results of Black Knight.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On August 31, 2017, we completed our acquisition of 90% of the membership interests of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent of Chicago Title and will continue to be closely aligned with Chicago Title as it formally becomes part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services. See Note B. Acquisitions for further discussion.
On May 3, 2017, our Board of Directors adopted a resolution to increase the size of our Board of Directors to thirteen and elected Heather H. Murren to serve on our Board of Directors. Ms. Murren will serve in Class I of our Board of Directors, and her term will expire at the annual meeting of our shareholders to be held in 2018. In January 2018, Ms. Murren was appointed to the Audit Committee of our Board.
Effective March 1, 2017, three of the Company’s title insurance underwriters, Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company, redomesticated from their respective former states of domicile to Florida (the "Redomestication"). In conjunction with the Redomestication, the Company received a special dividend of $280 million from these title insurance underwriters on March 15, 2017.
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
Other long-term investments consist of various cost-method investments and company-owned life insurance policies. The cost-method investments are carried at historical cost. The carrying value of our cost-method investments is $78 million and $6 million, at December 31, 2017 and 2016, respectively. Company-owned life insurance policies are carried at cash surrender value.
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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date and as a result no goodwill impairments have been recorded. For the years ended December 31, 2017 and 2016, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally 10 years, using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over 10 years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded $1 million in impairment expense to other intangible assets during the years ended December 31, 2017 and 2016. The impairment in 2017 was for computer software at ServiceLink. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Corporate and Other segment. We recorded no impairment expense related to other intangible assets in the year ended December 31, 2015.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the years ended December 31, 2017 or 2016. We reviewed title plants for impairment in the year ended December 31, 2015 and identified and recorded impairment expense of $1 million.

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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $830 million and $860 million at December 31, 2017 and 2016, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Premium revenues from agency operations and agency commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 84 - 88% reported within three months following closing, an additional 9 - 12% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.7%, of agent premiums earned in 2017, 76.1% of agent premiums earned in 2016, and 76.0% of agent premiums earned in 2015. We also record a provision for claim losses at the provision rate at the time we record the accrual for the premiums, which averaged 4.9% for 2017, 5.4%, excluding the release of excess reserves relating to prior years of $97 million, for 2016, and 5.7% for 2015 and accruals for premium taxes and other expenses relating to our premium accrual. The resulting impact to pretax earnings in any period is approximately 11% or less of the accrued premium amount. The impact of the change in the accrual for agency premiums and

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

related expenses on our pretax earnings was an increase of $1 million for the year ended December 31, 2017, an increase of $4 million for the year ended 2016 and a decrease of $5 million for the year ended 2015. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $55 million and $53 million at December 31, 2017 and 2016, respectively, which represents agency premiums of approximately $280 million and $267 million at December 31, 2017 and 2016, respectively, and agent commissions of $225 million and $214 million at December 31, 2017 and 2016, respectively.
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
Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2015	48	(78)	(15)	(24)	(69)
Other comprehensive earnings	38	10	2	6	56
Balance December 31, 2016	86	(68)	(13)	(18)	(13)
Other comprehensive earnings	25	12	6	9	52
Reclassification adjustments	3	—	—	—	3
Distribution of FNFV to Cannae Holdings	2	67	—	—	69
Balance December 31, 2017	$116	$11	$(7)	$(9)	$111
Redeemable Non-controlling Interest
Subsequent to our acquisition of Lender Processing Services, Inc. ("LPS") in January 2014, we issued a 35% ownership interest in ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL has an option to put its ownership interests of ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The units owned by THL (the "redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. As of January 2018, no public offering was made and the redeemable noncontrolling interests were no longer subject to a holding requirement. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. As of December 31, 2017, we do not believe the exercise of their remaining put right in ServiceLink to be probable.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2017, no antidilutive options were outstanding. For the year ended December 31, 2016 and 2015, options to purchase two million shares and one million shares, respectively, of our common stock were excluded from the computation of diluted earnings per share.
Basic and diluted earnings per share attributable to our former FNFV group common stock for the 2017 period were calculated using weighted average shares outstanding through the date of the FNFV Split-off, November 17, 2017.
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
Certain Reclassifications
Certain reclassifications have been made in the 2016 and 2015 Consolidated Financial Statements to conform to classifications used in 2017. These reclassifications have not changed net earnings or total equity, as previously reported.
See Note G. Discontinued Operations for further information on reclassifications related to disposed businesses.
As of December 31, 2017, we have reclassified our Computer software to Other intangible assets, net. The impact for the Consolidated Balance Sheet as of December 31, 2016 was a decrease to Computer software and corresponding increase to Other intangible assets, net of $114 million. See Note H. Other Intangible Assets for further details.
Note B.         Acquisitions
The results of operations and financial position of the entities acquired during any year are included in the Consolidated Financial Statements from and after the date of acquisition.
Title
Title Guaranty of Hawaii
On August 31, 2017, FNF Group completed its acquisition of 90% of the membership interest of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent and will continue to be closely aligned with Chicago Title as it formally becomes part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services. The acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). Further, the results of operations are not material to our historical financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We paid total consideration, net of cash received, of $93 million in exchange for 90% of the equity interests of Title Guaranty. The total cash consideration paid was as follows (in millions):

Total cash paid	$98
Less: Cash acquired	(5)
Total net consideration paid	$93
The purchase price has been initially allocated to Title Guaranty's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The goodwill recorded is expected to be deductible for tax purposes. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Title plant, Goodwill, and Other intangible assets.
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
Other Title Acquisitions
During the year ended December 31, 2016, we completed several acquisitions of businesses (the "Title Acquisitions") aligned with our Title segment. The Title Acquisitions do not meet the definition of "significant", individually or in the aggregate, pursuant to Article 3 of Regulation S-X (§210.3-05). Further, their historical results of operations are not material to our financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We paid total consideration, net of cash received, of $89 million in exchange for the assets and/or equity interests of the Title Acquisitions. The total consideration paid was as follows (in millions):

Cash paid	$92
Less: Cash acquired	(3)
Total net consideration paid	$89
The purchase price has been allocated to the Title Acquisitions' assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed for the Title Acquisitions as of the acquisition date (in millions):

Fair Value
Trade and notes receivable	$5
Other intangible assets	68
Goodwill	48
Prepaid expenses and other assets	1
Title plant	2
Property and equipment, net	3
Total assets acquired	127
Accounts payable and accrued liabilities	30
Deferred tax liability	8
Total liabilities assumed	38
Net assets acquired	$89
The gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired in the Title Acquisitions consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$57	10
Trade name	6	10
Non-compete agreements	1	5
Computer software	2	3
Other	2	1
Total Other intangible assets	$68
Corporate and Other
Real Geeks and SkySlope
During the year ended December 31, 2017, CINC and FNF completed their acquisitions of Real Geeks, LLC ("RG") and SkySlope, Inc. ("SS"), respectively (together, the "Real Estate Technology Acquisitions"). The Real Estate Technology Acquisitions were made to supplement our Commissions, Inc. ("CINC") business. The Real Estate Technology Acquisitions do not meet the definition of "significant", individually or in the aggregate, pursuant to Article 3 of Regulation S-X (§210.3-05). Further, their historical results of operations are not material to our financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CINC and FNF paid total aggregate consideration, net of cash received, of $98 million in exchange for 100% and 67% of the equity interests of RG and SS, respectively. The total consideration paid was as follows (in millions):

Total purchase price	$101
Less: Cash acquired	(3)
Total net assets acquired	98
Less: Contingent consideration payable	(16)
Total net cash paid	$82
The purchase price has been allocated to the Real Estate Technology Acquisitions' assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. $37 million of the goodwill recorded is expected to be deductible for tax purposes. These estimates are preliminary and subject to adjustments as we complete our valuation process with respect to Goodwill and Other intangible assets.
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed for the Real Estate Technology Acquisitions as of the acquisition date (in millions):

Fair Value
Other intangible assets	$38
Goodwill	92
Property and equipment, net	1
Total assets acquired	131
Accounts payable and accrued liabilities	1
Deferred tax liability	9
Total liabilities assumed	10
Non-controlling interests	23
Total liabilities and equity assumed	33
Net assets acquired	$98
The gross carrying value and weighted average estimated useful lives of the Other intangible assets acquired in the Real Estate Technology Acquisitions consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment, net	$1	1 - 5
Other intangible assets:
Customer relationships	14	10
Trade name	5	10
Non-compete agreements	2	5
Computer software	17	7
Total Other intangible assets	$38
Commissions, Inc.
On August 23, 2016, we completed our acquisition of CINC, a leading provider of web-based real estate marketing and customer relationship management software for elite Realtors® and agent teams across North America, for $229 million. CINC’s product offerings include software, marketing and services designed to enhance the productivity and sales results of elite Realtors® and agent teams through lead generation and proactive lead management. CINC's financial position and results of operations from the acquisition date are included in our Corporate and Other segment. The acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). Further, the results of operations are not material to our historical financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We paid total consideration, net of cash received, of $229 million in exchange for 95% of the equity interests of CINC. The total consideration paid was as follows (in millions):

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
The following table summarizes the total purchase price consideration and the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value
Trade and notes receivable, net	$1
Prepaid and other assets	2
Other intangible assets	90
Goodwill	165
Income taxes receivable	2
Total assets acquired	260
Accounts payable and accrued liabilities	7
Deferred tax liability	12
Total liabilities assumed	19
Non-controlling interests	12
Total liabilities and equity assumed	31
Net assets acquired	$229
The gross carrying value and weighted average estimated useful lives of Computer software and Other intangible assets acquired in the CINC acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$46	10
Tradename	13	10
Computer software	28	7
Non-compete agreements	3	4
Total Other intangible assets	$90
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

	Year ended December 31,
	2016	2015
Total revenues	$7,285	$6,695
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	653	529

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note C.	Fair Value Measurements
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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Foreign government bonds	—	57	—	57
Mortgage-backed/asset-backed securities	—	56	—	56
Preferred stock available for sale	23	296	—	319
Equity securities available for sale	681	—	—	681
Total	$704	$2,112	$—	$2,816

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$117	$—	$117
State and political subdivisions	—	615	—	615
Corporate debt securities	—	1,508	—	1,508
Foreign government bonds	—	109	—	109
Mortgage-backed/asset-backed securities	—	58	—	58
Preferred stock available for sale	32	283	—	315
Equity securities available for sale	386	—	—	386
Total	$418	$2,690	$—	$3,108

Our Level 2 fair value measures for preferred stock and fixed-maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred stock and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are as follows:

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
As of December 31, 2017 and 2016 we held no material assets or liabilities measured at fair value using Level 3 inputs.
There were no transfers of assets or liabilities measured at fair value using Level 1 inputs to Level 2 in the years ended December 31, 2017 or 2016.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J Notes Payable.
Additional information regarding the fair value of our investment portfolio is included in Note D Investments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note D.     Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$195	$196	$—	$(1)	$195
States and political subdivisions	391	387	4	—	391
Corporate debt securities	1,117	1,110	11	(4)	1,117
Foreign government bonds	57	58	1	(2)	57
Mortgage-backed/asset-backed securities	56	55	1	—	56
Preferred stock available for sale	319	307	12	—	319
Equity securities available for sale	681	517	172	(8)	681
Total	$2,816	$2,630	$201	$(15)	$2,816

	December 31, 2016
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$117	$117	$—	$—	$117
States and political subdivisions	615	607	9	(1)	615
Corporate debt securities	1,508	1,499	15	(6)	1,508
Foreign government bonds	109	117	—	(8)	109
Mortgage-backed/asset-backed securities	58	56	2	—	58
Preferred stock available for sale	315	312	6	(3)	315
Equity securities available for sale	386	278	108	—	386
Total	$3,108	$2,986	$140	$(18)	$3,108
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The change in net unrealized gains and (losses) on fixed maturities for the years ended December 31, 2017, 2016, and 2015 was $(1) million, $13 million, and $(64) million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2017:

	December 31, 2017
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$496	27.5%	$496	27.3%
After one year through five years	1,219	67.5	1,227	67.5
After five years through ten years	31	1.7	32	1.8
After ten years	5	0.3	5	0.3
Mortgage-backed/asset-backed securities	55	3.0	56	3.1
	$1,806	100.0%	$1,816	100.0%

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
Fixed maturity securities valued at approximately $128 million and $123 million were on deposit with various governmental authorities at December 31, 2017 and 2016, respectively, as required by law.
Equity securities are carried at fair value. The change in net unrealized gains and losses on equity securities for the years ended December 31, 2017, 2016 and 2015 was a net increase (decrease) of $56 million, $39 million, and $(4) million, respectively.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 are as follows (in millions):

December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$464	$(3)	$51	$(1)	$515	$(4)
U.S. government and agencies	149	(1)	—	—	149	(1)
Foreign government bonds	—	—	10	(2)	10	(2)
Equity securities available for sale	121	(7)	5	(1)	126	(8)
Total temporarily impaired securities	$734	$(11)	$66	$(4)	$800	$(15)

December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$107	$(1)	$—	$—	$107	$(1)
Corporate debt securities	410	(4)	11	(2)	421	(6)
Foreign government bonds	85	(4)	20	(4)	105	(8)
Preferred stock available for sale	55	(2)	42	(1)	97	(3)
Total temporarily impaired securities	$657	$(11)	$73	$(7)	$730	$(18)

The unrealized losses for the corporate debt securities and U.S. government bonds were primarily caused by fluctuations in interest rates. The unrealized losses for the foreign government bonds were primarily caused by foreign exchange fluctuations. We consider the unrealized losses related to these securities to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2017. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
The unrealized losses for the equity securities available for sale were primarily caused by market volatility in certain investees and market sectors. We expect to recover the entire cost basis of our temporarily impaired equity securities available for sale as we do not intend to sell these securities and we do not believe that we will be required to sell the securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2017. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the years ended December 31, 2017, 2016 and 2015 we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $1 million, $19 million and $14 million, respectively. The impairment charges in 2017 related to a fixed maturity security of an investee entering Chapter 11 bankruptcy which has exhibited a decreasing fair market value and from which we are uncertain of our ability to recover our initial investment.The impairment charges in 2016 related to fixed maturity securities of $13 million, an investment in an unconsolidated affiliate of $3 million, and an other long term investment of $3 million. In each case, we determined the credit risk of the holdings

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

was high and the ability to recover our investment was unlikely. Impairment charges in the 2015 period was for a fixed maturity security that we determined the credit risk was high and the ability of the issuer to pay the full amount of the principal outstanding was unlikely.
As of December 31, 2017, we held no securities for which other-than-temporary impairments had been previously recognized. As of December 31, 2016, we held $7 million investments for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ended December 31, 2017, 2016, and 2015, respectively:

	Year ended December 31, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$7	$(8)	$(1)	$968
Preferred stock available for sale	—	—	—	10
Other long-term investments			9	21
Loss on debt conversions			(6)	—
Property, plant and equipment			2	4
Other intangible assets			(1)	—
Other realized gains and losses, net			(1)	—
Total			$2	$1,003

	Year ended December 31, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$4	$(16)	$(12)	$624
Preferred stock available for sale	1	—	1	9
Equity securities available for sale	11	(1)	10	50
Investments in unconsolidated affiliates			(3)	—
Other intangible assets			(1)	—
Other assets			(3)	6
Total			$(8)	$689

	Year ended December 31, 2015
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$14	$(17)	$(3)	$1,076
Preferred stock available for sale	1	—	1	58
Equity securities available for sale	13	(11)	2	51
Other assets			11	—
Total			$11	$1,185

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash and cash equivalents	$3	$—	$—
Fixed maturity securities available for sale	61	76	82
Equity securities and preferred stock available for sale	28	28	24
Short-term investments	4	2	—
Other	35	20	15
Total	$131	$126	$121

Note E.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2017	2016
	(In millions)
Land	$22	$23
Buildings	111	108
Leasehold improvements	92	89
Data processing equipment	156	159
Furniture, fixtures and equipment	224	225
	605	604
Accumulated depreciation and amortization	(412)	(412)
	$193	$192

Depreciation expense on property and equipment was $48 million, $45 million, and $42 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Title	Corporate and Other	Total
	(In millions)
Balance, December 31, 2015	$2,303	$45	$2,348
Goodwill acquired during the year (1)	48	170	218
Adjustments to prior year acquisitions	(6)	(5)	(11)
Balance, December 31, 2016	$2,345	$210	$2,555
Goodwill acquired during the year (1)	84	104	188
Adjustments to prior year acquisitions	3	—	3
Balance, December 31, 2017	$2,432	$314	$2,746
_____________________________________
(1) See Note B Acquisitions for further discussion of significant goodwill acquired.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note G.	Discontinued Operations
Black Knight
As a result of the BK Distribution, we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016.  Further, the financial results of Black Knight have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. We retained no ownership in Black Knight.
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. Subsequent to the BK Distribution, Black Knight is considered a related party for FNF. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations subsequent to September 29, 2017, the date of the BK Distribution, which were previously eliminated in our consolidated financial statements as intra-entity transactions, are not material to our results of operations for the year ended December 31, 2017.
A summary of the operations of Black Knight included in discontinued operations is shown below:

	Year Ended December 31,
	2017	2016	2015
Revenues:	(in millions)
Escrow, title-related and other fees	$745	$963	$874
Realized gains and losses, net	(13)	—	(5)
Total revenues	732	963	869
Expenses:
Personnel costs	292	393	377
Other operating expenses	145	190	156
Depreciation and amortization	154	208	195
Interest expense	42	62	49
Total expenses	633	853	777
Earnings from discontinued operations before income taxes	99	110	92
Income tax expense	40	36	35
Net earnings from discontinued operations	59	74	57
Less: Net earnings attributable to non-controlling interests	36	47	28
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$23	$27	$29

Cash flow from discontinued operations data:
Net cash provided by operations	$240	$326	$248
Net cash used in investing activities	(46)	(230)	(103)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the financial position of Black Knight included as assets and liabilities of discontinued operations is shown below:

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

FNFV
As a result of the FNFV Split-Off we have reclassified the assets and liabilities divested as assets and liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2016.  Further, the financial results of FNFV Group have been reclassified to discontinued operations for all periods presented in our Consolidated Statements of Earnings. Subsequent to the FNFV Split-Off, Cannae is considered a related party for FNF. The cash inflows and outflows from and to Cannae as well as revenues and expenses included in continuing operations subsequent to November 17, 2017, the date of the FNFV Split-Off, which were previously eliminated in our consolidated financial statements as intra-entity transactions, are not material to our results of operations for the year ended December 31, 2017.
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2017, we own approximately 8.1% of Cannae's outstanding common equity. In addition we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of December 31, 2017, there is no outstanding balance under the Cannae Revolver.
In connection with the FNFV Split-Off, the following material agreements were entered into by and between the Company and Cannae (the “Split-Off Agreements”):
•a Reorganization Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which provides for, among other things, the principal corporate transactions required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between the Company and Cannae with respect to and resulting from the Split-Off;
•a Tax Matters Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which governs the Company’s and Cannae’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters; and
•a Voting Agreement, dated as of November 17, 2017, by and between the Company and Cannae, pursuant to which the Company agrees to appear or cause all shares of Cannae common stock that the Company or its subsidiaries, as applicable, own after the Split-Off to be counted as present at any meeting of the stockholders of Cannae, for the purpose of establishing a quorum, and agrees to vote all of such shares of Cannae common stock (or cause them to be

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

voted) in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than the Company and its subsidiaries).
A summary of the operations of FNFV included in discontinued operations is shown below:

	Year Ended December 31,
	2017	2016	2015
Revenues:	(in millions)
Escrow, title-related and other fees	$111	$168	$204
Restaurant revenue	981	1,158	1,412
Interest and investment income	5	3	2
Realized gains and losses, net	277	6	(19)
Total revenues	1,374	1,335	1,599
Expenses:
Personnel costs	148	165	158
Other operating expenses	94	106	167
Cost of restaurant revenue	861	984	1,195
Depreciation and amortization	51	63	65
Interest expense	9	10	8
Total expenses	1,163	1,328	1,593
Earnings from discontinued operations before income taxes	211	7	6
Income tax expense (benefit)	103	(11)	(19)
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	108	18	25
Equity in losses of unconsolidated affiliates	(12)	(22)	(22)
Net earnings (loss) from discontinued operations	96	(4)	3
Less: Net (losses) earnings attributable to non-controlling interests	(13)	—	16
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$109	$(4)	$(13)

Cash flow from discontinued operations data:
Net cash (used in) provided by operations	$(134)	$81	$29
Net cash (used in) provided by investing activities	(11)	67	166

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the financial position of FNFV included as assets and liabilities of discontinued operations is shown below:

December 31, 2016
(in millions)
Investments:
Fixed maturities available for sale, at fair value	$25
Equity securities available for sale, at fair value	52
Investments in unconsolidated affiliates	407
Other long term investments	12
Short term investments	2
Total investments	498
Cash and cash equivalents	144
Trade and notes receivable	52
Goodwill	206
Prepaid expenses and other assets	33
Capitalized software, net	16
Deferred tax assets	58
Other intangible assets, net	200
Property and equipment, net	251
Total assets of discontinued operations	$1,458

Accounts payable and accrued liabilities	$214
Notes payable	233
Income taxes payable	18
Total liabilities of discontinued operations	$465
As a result of the reclassification of the assets and liabilities of FNFV to assets and liabilities of discontinued operations, the deferred tax assets of FNFV, which were formerly netted with our consolidated deferred tax liability in our Condensed Consolidated Balance Sheet as of December 31, 2016, were reclassified to assets of discontinued operations resulting in an increase to both our assets and liabilities of $58 million as of December 31, 2016.
Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Statement of Operations is shown below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Earnings from discontinued operations attributable to Black Knight	$59	$74	$57
Earnings (loss) from discontinued operations attributable to FNFV	96	(4)	3
Total earnings from discontinued operations, net of tax	$155	$70	$60

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the financial position of Black Knight and FNFV to the Balance Sheet is shown below:

December 31, 2016
(in millions)
Assets:
Assets of discontinued operations attributable to Black Knight	$3,761
Assets of discontinued operations attributable to FNFV	1,458
Total assets of discontinued operations	$5,219
Liabilities:
Liabilities of discontinued operations attributable to Black Knight	$2,173
Liabilities of discontinued operations attributable to FNFV	465
Total liabilities of discontinued operations	$2,638

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2017	2016
	(In millions)
Customer relationships and contracts	$860	$748
Trademarks and tradenames	81	74
Computer software	357	324
	1,298	1,146
Accumulated amortization	(680)	(561)
	$618	$585

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships and computer software, was $130 million, $110 million, and $103 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2017, is $100 million in 2018, $93 million in 2019, $79 million in 2020, $64 million in 2021 and $50 million in 2022.

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2017	2016
	(In millions)
Accrued benefits	$254	$245
Salaries and incentives	277	267
Accrued rent	22	19
Trade accounts payable	39	42
Accrued recording fees and transfer taxes	17	16
Accrued premium taxes	20	26
Deferred revenue	107	103
Other accrued liabilities	219	215
	$955	$933

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2017	2016
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	65	291
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	—	300
Revolving Credit Facility, unsecured, unused portion of $500 at December 31, 2017, due April 2022 with interest payable monthly at LIBOR + 1.40% (2.76% at December 31, 2017)	295	(3)
Other	2	2
	$759	$987
At December 31, 2017, the estimated fair value of our long-term debt was approximately $940 million, or $173 million higher than its carrying value, excluding $8 million of net unamortized debt issuance costs and premium/discount. The fair value of our unsecured notes payable was $638 million as of December 31, 2017. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2017 and are considered Level 2 financial liabilities. The carrying value of the Revolving Credit Facility approximates fair value at December 31, 2017, as it is a variable rate instrument with a short reset period (monthly) which reflects current market rates. The Revolving Credit Facility is considered a Level 2 financial liability.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1% plus one-month LIBOR) plus a margin of between 10 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 110 and 160 basis points depending on the senior unsecured long-term debt ratings of the Company. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa3/BBB, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, we pay a commitment fee of between 15 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of December 31, 2017, there is $295 million outstanding, net of $5 million in unamortized debt issuance costs, and $500 million of remaining borrowing capacity under the Revolving Credit Facility.
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
On August 2, 2011, we completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes contain customary event-of-default provisions which, subject to certain notice and cure-period conditions, can result in the acceleration of the principal amount of, and accrued interest on, all outstanding Notes if we breach the terms of the Notes or the indenture pursuant to which the Notes were issued. The Notes are unsecured and unsubordinated obligations and (i) rank senior in right of payment to any of our existing or future unsecured indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; (iii) are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. Interest is payable on the principal amount of the Notes, semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2012. The Notes mature on August 15, 2018, unless earlier purchased by us or converted. The Notes were issued for cash at 100% of their principal amount. However, for financial reporting purposes, the notes were deemed to have been issued at 92.818% of par value, and as such we recorded a discount of $22 million to be amortized to August 2018, when the Notes mature. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at our election, based on an initial conversion rate, subject to adjustment, of 46.387 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $21.56 per share), only in the following circumstances and to the following extent: (i) during any calendar quarter commencing after December 31, 2011, if, for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (ii) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of the measurement period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the applicable conversion rate on such trading day; (iii) upon the occurrence of specified corporate transactions; or (iv) at any time on and after May 15, 2018. However, in all cases, the Notes will cease to be convertible at the close of business on the second scheduled trading day immediately preceding the maturity date. It is our intent and policy to settle conversions through “net-share settlement”. Generally, under “net-share settlement,” the conversion value is settled in cash, up to the principal amount being converted, and the conversion value in excess of the principal amount is settled in shares of our common stock. As of October 1, 2013, these notes were convertible under the 130% Sale Price Condition described above. During the year ended December 31, 2017, we repurchased Notes with aggregate principal of $230 million for $549 million.

Gross principal maturities of notes payable at December 31, 2017 are as follows (in millions):
2018	$66
2019	—
2020	1
2021	—
2022	700
Thereafter	—
$767

Note K.	Income Taxes
Income tax expense on continuing operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Current	$476	$333	$275
Deferred	(241)	14	(1)
	$235	$347	$274

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Total income tax expense (benefit) was allocated as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net earnings from continuing operations	$235	$347	$274
Tax expense attributable to net earnings from discontinued operations	144	25	16
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	25	29	(40)
Unrealized gain (loss) on foreign currency translation and cash flow hedging	4	1	(7)
Minimum pension liability adjustment	3	3	3
Total income tax expense (benefit) allocated to other comprehensive earnings	32	33	(44)
Additional paid-in capital, stock-based compensation	—	—	(21)
Total income taxes	$411	$405	$225

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.8	3.0
Deductible dividends paid to FNF 401(k) plan	(0.2)	(0.1)	(0.2)
Tax exempt interest income	(0.4)	(0.5)	(0.8)
Stock compensation	(1.4)	(1.7)	—
Tax Credits	(0.1)	(0.1)	(0.1)
Consolidated Partnerships	—	0.2	0.4
Tax reform	(10.7)	—	—
Non-deductible expenses and other, net	3.2	0.8	(1.6)
Effective tax rate	27.2%	36.4%	35.7%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$68	$36
Net operating loss carryforwards	9	22
Insurance reserve discounting	26	—
Accrued liabilities	10	18
Allowance for uncollectible accounts receivable	4	—
Pension plan	2	5
Tax credits	40	41
State income taxes	4	13
Other	1	3
Total gross deferred tax asset	164	138
Less: valuation allowance	22	10
Total deferred tax asset	$142	$128
Deferred Tax Liabilities:
Title plant	$(55)	$(85)
Amortization of goodwill and intangible assets	(113)	(174)
Other investments	(5)	(4)
Other	(13)	(11)
Investment securities	(41)	(39)
Depreciation	(9)	(12)
Partnerships	(75)	(94)
Insurance reserve discounting	—	(79)
Total deferred tax liability	$(311)	$(498)
Net deferred tax liability	$(169)	$(370)

Our net deferred tax liability was $169 million and $370 million at December 31, 2017, and 2016, respectively. Deferred tax liability incurred a one-time reduction of $93 million which was primarily a result of the decrease in the corporate tax rate from 35% to 21% associated with the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The significant changes in the deferred taxes are as follows: The increase in the deferred tax asset for employee benefit accruals is a $71 million increase in deferred compensation related to a change in accounting method offset by a $38 million decrease driven by Tax Reform. The deferred tax liability for insurance reserve discounting decreased by $119 million largely due to the redomestication of certain of our insurance underwriters in 2017, offset by an increase of $15 million attributable to Tax Reform. The deferred tax liability for title plant decreased by $30 million primarily due to Tax Reform. The deferred tax liability relating to partnerships decreased by $19 million primarily due to an increase of $23 million related to ServiceLink activity offset by a $42 million decrease driven by Tax Reform. The deferred tax liability on amortization decreased by $61 million primarily due to Tax Reform. The decrease in the deferred tax asset on net operating losses of $13 million is primarily attributable to usage of assets in the current year and Tax Reform.
We had a valuation allowance of $22 million and $10 million at December 31, 2017 and 2016, respectively. The increase in the valuation allowance is primarily attributable to Tax Reform which decreased the ability to use credit carryovers before they expire in future years.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), has provided guidance for companies that have not completed their accounting for the income tax effects of the Tax Reform in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Reform, however, we have made a reasonable estimate

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of the effects on our deferred tax balances. In other cases, we have not been able to make a reasonable estimate and will continue to analyze the Tax Reform in order to finalize any related impacts within the measurement period.
At December 31, 2017, we have net operating losses on a pretax basis of $36 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from acquisitions made since 2008, including CINC and are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2021 and we fully anticipate utilizing these losses prior to expiration with the exception of $3 million of gross net operating losses that are offset by a $1 million valuation allowance.
At December 31, 2017 and 2016, we had $40 million and $41 million of tax credits, respectively. The credits primarily consist of general business credits from acquisitions in the Restaurant Group. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $21 million on the general business credits.
A tax benefit of $21 million associated with the exercise of employee stock options and the vesting of restricted stock grants was allocated to equity for the year ended December 31, 2015. For the years ended December 31, 2017 and 2016 we have recorded $13 million and $17 million in income tax benefit related to the tax effects associated with the exercise of stock options and vesting of restricted stock. Our adoption of ASU 2016-09 in 2016 resulted in a change in accounting for the tax-effects of stock-based compensation. Beginning January 1, 2016, the tax-effect of the difference in grant date and vest date fair value of stock-based compensation is included in total income tax expense (benefit).

As of December 31, 2017 and 2016, we had approximately $11 million (including interest of less than $1 million) and $18 million (including interest of less than $1 million), respectively, of total gross unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. These amounts are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the Internal Revenue Service for the 2016 through 2018 tax years. We file income tax returns in various foreign and US state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Beginning balance	$1,487	$1,583	$1,621
Change in reinsurance recoverable	(4)	(8)	1
Claim loss provision related to:
Current year	219	236	224
Prior years	19	(79)	22
Total title claim loss provision	238	157	246
Claims paid, net of recoupments related to:
Current year	(8)	(10)	(7)
Prior years	(223)	(235)	(278)
Total title claims paid, net of recoupments	(231)	(245)	(285)
Ending balance of claim loss reserve for title insurance	$1,490	$1,487	$1,583
Provision for title insurance claim losses as a percentage of title insurance premiums	4.9%	3.3%	5.7%

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
In the quarter ended December 31, 2017, we reduced the current quarter provision for claims losses to 4.5%. During the quarter ended December 31, 2016, we released excess title reserves of $97 million in addition to reducing the provision for claims

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

losses for the quarter to 5.0%. In response to favorable development on recent year claims, the average provision rate has decreased in each of the years ended 2015, 2016, and 2017.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $2 million and $68 million as of December 31, 2017 and 2016, respectively. During the quarter ended March 31, 2017, ServiceLink paid $65 million to settle all remaining obligations to complete the document execution review under the 2011 LPS consent order with certain banking agencies. Details of the consent order and the terms of the settlement are set forth in Note M Commitments and Contingencies to our Consolidated Financial Statements in our Annual Report for the year ended December 31, 2016. On January 12, 2018, the banking agencies entered an Order terminating the 2011 LPS consent order, having found ServiceLink attained full compliance. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $15.4 billion at December 31, 2017. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2017 and 2016 related to these arrangements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating Leases

Future minimum operating lease payments are as follows (in millions):
2018	$150
2019	127
2020	98
2021	71
2022	46
Thereafter	44
Total future minimum operating lease payments	$536

Rent expense incurred under operating leases during the years ended December 31, 2017, 2016 and 2015 was $144 million, $128 million, and $122 million, respectively. Rent expense in 2017, 2016, and 2015 includes abandoned lease charges related to office closures of $1 million.

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
Since we are regulated by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly the Title segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2017, the combined statutory unearned premium reserve required and reported for our title insurers was $1,400 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2017, $1,700 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2018, our title insurers can pay or make distributions to us of approximately $363 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,389 million and $1,469 million as of December 31, 2017 and 2016, respectively. The combined statutory net earnings of our title insurance subsidiaries were $434 million, $541 million, and $381 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2017 and 2016, respectively, was lower by approximately $28 million and $207 million than if we had reported such amounts in accordance with NAIC SAP. The decrease at December 31, 2017 from 2016 is primarily attributable to the Redomestication.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2017.
 Our underwritten title companies are also subject to certain regulation by insurance regulatory or banking authorities, primarily relating to minimum net worth. Minimum net worth requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth requirements at December 31, 2017.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
Equity
On July 20, 2015, our Board of Directors approved a three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF Group common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan, we have repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2017, our eligible employees could voluntarily participate in employee stock purchase plans (“ESPPs”) sponsored by us and our subsidiaries. Pursuant to the ESPPs, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPPs.
We contributed $23 million, $20 million, and $18 million to the ESPPs in the years ended December 31, 2017, 2016, and 2015, respectively, in accordance with the employer’s matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2017, we have offered our employees the opportunity to participate in our 401(k) profit sharing plans (the “401(k) Plan”), qualified voluntary contributory savings plans which are available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match for the years ended December 31, 2017, 2016 and 2015 was $26 million, $26 million and $23 million, respectively, that was credited based on the participant's individual investment elections in the FNF 401(k) Plan.
Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2017, there were 1,839,061 shares of restricted stock and 8,529,427 stock options outstanding under this plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
FNF stock option transactions under the Omnibus Plan for 2015, 2016, and 2017 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2014	9,393,211	$19.43	5,173,802
Granted	1,886,320	34.84
Exercised	(1,966,937)	12.96
Canceled	(12,085)	26.62
Balance, December 31, 2015	9,300,509	$23.92	5,256,426
Granted	35,000	35.63
Exercised	(1,846,153)	10.12
Canceled	(7,673)	26.17
Balance, December 31, 2016	7,481,683	$27.38	5,821,592
Options issued as make-whole adjustment for BK Distribution	2,375,111	20.32
Exercised	(1,313,061)	18.38
Canceled	(14,306)	24.49
Balance, December 31, 2017	8,529,427	$20.38	7,648,837

FNF restricted stock transactions under the Omnibus Plan in 2015, 2016, and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,770,781	$25.08
Granted	613,960	34.84
Canceled	(10,105)	26.14
Vested	(982,762)	23.00
Balance, December 31, 2015	1,391,874	$30.85
Granted	803,292	34.54
Canceled	(3,266)	28.07
Vested	(720,227)	28.97
Balance, December 31, 2016	1,471,673	$33.79
Granted	828,818	37.12
Restricted stock issued as make-whole adjustment for BK Distribution	545,676	24.62
Canceled	(11,233)	24.52
Vested	(995,873)	23.98
Balance, December 31, 2017	1,839,061	$30.58

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2017:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 — $14.38	662,763	1.85	$14.38	$16	662,763	1.85	$14.38	$16
$14.39 — $17.76	4,070,183	2.89	17.76	87	4,070,183	2.89	17.76	87
$17.77 — $21.84	1,342,007	3.84	21.84	23	1,342,007	3.84	21.84	23
$21.85 — $25.34	13,648	5.98	25.34	—	4,549	5.98	25.34	—
$25.35 — $25.53	2,422,627	4.83	25.53	33	1,569,335	4.83	25.53	22
$25.54 — $26.99	18,199	5.55	26.99	—	—	0	—	—
	8,529,427			$159	7,648,837			$148

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2017, 2016 and 2015 was $31 million,$29 million, and $21 million, respectively. The total fair value of restricted stock awards which vested in the years ended December 31, 2017, 2016 and 2015 was $38 million, $25 million, and $35 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2017, 2016 and 2015 was $25 million, $46 million, and $47 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $44 million for the year ended December 31, 2017, $58 million for the year ended December 31, 2016, and $56 million for the year ended December 31, 2015, which are included in personnel costs in the reported financial results of each period.
At December 31, 2017, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $56 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.65 years.
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
The net pension liability included in Accounts payable and other accrued liabilities as of December 31, 2017, and 2016 was $4 million and $11 million, respectively. The discount rate used to determine the benefit obligation as of the years ended December 31, 2017 and 2016 was 3.34% and 3.54%, respectively. As of the years ended December 31, 2017 and 2016 the projected benefit obligation was $166 million and $168 million, respectively, and the fair value of plan assets was $162 million and $157 million, respectively. The net periodic expense included in the results of operations relating to these plans was $5 million, $6 million, and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Postretirement and Other Nonqualified Employee Benefit Plans
We assumed certain health care and life insurance benefits for retired Chicago Title employees in connection with the FNF merger with Chicago Title. Beginning on January 1, 2001, these benefits were offered to all employees who met specific eligibility requirements. Additionally, in connection with the acquisition of LandAmerica Financial Group's two principal title insurance underwriters, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, as well as United Capital Title Insurance Company (collectively, the "LFG Underwriters"), we assumed certain of the LFG Underwriters' nonqualified benefit plans, which provide various postretirement benefits to certain executives and retirees. The costs of these benefit plans are accrued during the periods the employees render service. We are both self-insured and fully insured for postretirement health care

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and life insurance benefit plans, and the plans are not funded. The health care plans provide for insurance benefits after retirement and are generally contributory, with contributions adjusted annually. Postretirement life insurance benefits are primarily contributory, with coverage amounts declining with increases in a retiree’s age. The aggregate benefit obligation for these plans was $13 million at December 31, 2017 and $14 million at December 31, 2016. The net costs relating to these plans were immaterial for the years ended December 31, 2017, 2016, and 2015.

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash paid during the year:
Interest	$102	$125	$124
Income taxes	528	367	250

Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$3	$7	$(25)
Change in purchases of investments available for sale payable in period	(9)	19	(2)

Financing activities:
Liabilities assumed in connection with acquisitions (1):
Fair value of net assets acquired	$595	$625	$155
Less: Total purchase price	481	557	111
Liabilities and noncontrolling interests assumed	$114	$68	$44
Change in treasury stock purchases payable in period	$—	$8	$(7)
_____________________________________
(1) See Note B Acquisitions for further discussion of assets and liabilities acquired in business combinations in the current year.

Note Q.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
Title
 In the normal course of business we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.
We generate a significant amount of title insurance premiums in California, Texas, Florida and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2017	2016	2015
California	14.5%	14.6%	15.1%
Texas	14.2%	14.2%	14.4%
Florida	8.0%	7.7%	8.1%
New York	6.3%	7.1%	8.1%

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
Note R.      Segment Information
On September 29, 2017, we completed the BK Distribution. As a result, Black Knight is no longer a reportable segment and the historical results of Black Knight are presented as discontinued operations for all periods presented and are excluded from the following tables. Refer to Note G Discontinued Operations for further discussion of the results of Black Knight.
On November 17, 2017, we completed the FNFV Split-off. As a result, FNFV is no longer a reportable segment and the historical results of FNFV are presented as discontinued operations for all periods presented and are excluded from the following tables. Refer to Note G Discontinued Operations for further discussion of the results of FNFV.
Summarized financial information concerning our reportable segments is shown in the following tables. There are certain intercompany corporate related arrangements between our various businesses. The effects of these arrangements including intercompany notes and related interest and any other non-operational intercompany revenues and expenses have been eliminated in the segment presentations below.

As of and for the year ended December 31, 2017:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,893	$—	$4,893
Other revenues	2,181	456	2,637
Revenues from external customers	7,074	456	7,530
Interest and investment income (loss), including realized gains and losses	137	(4)	133
Total revenues	7,211	452	7,663
Depreciation and amortization	159	24	183
Interest expense	—	48	48
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	955	(91)	864
Income tax expense (benefit)	274	(39)	235
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	681	(52)	629
Equity in earnings of unconsolidated affiliates	10	—	10
Earnings (loss) from continuing operations	$691	$(52)	$639
Assets	$8,405	$746	$9,151
Goodwill	2,432	314	2,746

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2016:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,723	$—	$4,723
Other revenues	2,128	288	2,416
Revenues from external customers	6,851	288	7,139
Interest and investment income (loss), including realized gains and losses	127	(9)	118
Total revenues	6,978	279	7,257
Depreciation and amortization	148	12	160
Interest expense	—	64	64
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	1,025	(70)	955
Income tax expense (benefit)	386	(39)	347
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	639	(31)	608
Equity in earnings of unconsolidated affiliates	13	1	14
Earnings (loss) from continuing operations	$652	$(30)	$622
Assets	$8,756	$5,765	$14,521
Goodwill	2,345	210	2,555

As of and for the year ended December 31, 2015:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,286	$—	$4,286
Other revenues	2,005	241	2,246
Revenues from external customers	6,291	241	6,532
Interest and investment income (loss), including realized gains and losses	137	(5)	132
Total revenues	6,428	236	6,664
Depreciation and amortization	144	6	150
Interest expense	—	73	73
Earnings (loss) from continuing operations, before income taxes and equity in earnings (loss) of unconsolidated affiliates	836	(66)	770
Income tax expense (benefit)	305	(31)	274
Earnings (loss) from continuing operations, before equity in earnings (loss) of unconsolidated affiliates	531	(35)	496
Equity in earnings (loss) of unconsolidated affiliates	6	(1)	5
Earnings (loss) from continuing operations	$537	$(36)	$501
Assets	$8,533	$5,510	$14,043
Goodwill	2,303	45	2,348

The activities in our segments include the following:

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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and CINC and other real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment. This segment also includes the assets of discontinued operations, Black Knight and FNFV, as of December 31, 2016 and 2015. Refer to Note G. Discontinued Operations for further information.

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
We have completed our analysis of the impact of the standards and have concluded that these standards will not have a material impact on our accounting or reporting.
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
Other Pronouncements
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The primary amendments required by the ASU include: requiring equity investments with readily determinable fair values to be measured at fair value through net income rather than through other comprehensive income; allowing entities with equity investments without readily determinable fair values to report the investments at cost, adjusted for changes in observable prices, less impairment; requiring entities that elect the fair value option for financial liabilities to report the change in fair value attributable to instrument-specific credit risk in other comprehensive income; and clarifying that entities should assess the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires a cumulative-effect adjustment of the balance sheet as of the beginning of the year of adoption. Early adoption of the ASU is not permitted, except for the provision related to financial liabilities for which the fair value option has been elected. We have completed our evaluation of the effects this new guidance will have on our consolidated financial statements and related disclosures and have determined that the ASU will result in: (1) reclassification of our unrealized gains and losses on our equity and preferred securities available for sale currently included in accumulated other comprehensive income to beginning retained earnings as of January 1, 2018 and (2) changes in fair value of our equity and preferred securities available for sale subsequent to January 1, 2018 to be included in our earnings from continuing operations. As of December 31, 2017, we held equity and preferred securities available for sale with combined net unrealized gains (net of losses) of $164 million and $12 million, respectively. Including the associated effects of deferred taxes, based on the net of tax balances as of December 31, 2017, we expect to reclassify a total of approximately $109 million from Accumulated other comprehensive income to beginning Retained earnings as of January 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are still evaluating the totality of the effects this new guidance

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

will have on our business process and systems, consolidated financial statements, related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We have not concluded on the anticipated financial statement effects of adoption. We plan to adopt this standard on January 1, 2019. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees, and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. We will adopt this ASU on January 1, 2018 and based on our preliminary analysis, we do not expect the adoption of this ASU to have a material impact on our resulting operating, investing, or financing cash flows.
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The Company currently excludes cash pledged related to secured trust deposits, which generally meets the definition of restricted cash, from the reconciliation of beginning-of-period to end-of-period total amounts shown on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. We will adopt this ASU on January 1, 2018. Based on our preliminary analysis, we expect the adoption of this ASU to result in the movement of the change in our cash pledged against secured trust deposits from operating activities to the net change in cash, the change in investments pledged against secured trust deposits from operating to investing activities, and the change in secured trust deposits from operating to financing activities.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to assist companies with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance requires a company to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance for revenue from contracts with customers. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. We will adopt this ASU on January 1, 2018. Based on our historical acquisition activity, we do not expect this to have a material impact on our ongoing accounting or financial reporting.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	98
Schedule V: Valuation and Qualifying Accounts	102
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description

2.1
Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006

2.2
Agreement and Plan of Merger, dated as of May 28, 2013, among Fidelity National Financial, Inc., Lion Merger Sub, Inc. and Lender Processing Services, Inc. (incorporated by reference to Exhibit 2.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, filed on May 28, 2013)

2.3
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.4
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.5
Reorganization Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)

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

4.6	Form of 4.25% Convertible Senior Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)
4.7
Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

10.1
Fourth Amended and Restated Credit Agreement, dated as of April 27, 2017, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

10.2	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
10.3	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Annex D to the Registrant’s Schedule 14A filed on May 9, 2014)(1)
10.4	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
10.5
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
10.7
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.8
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.9
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.10	Tax Disaffiliation Agreement by and among Old FNF, the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.1 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.11	Cross-Indemnity Agreement by and between the Registrant and FIS, dated as of October 23, 2006 (incorporated by reference to Exhibit 99.2 to Old FNF’s Form 8-K, filed on October 27, 2006)
10.12
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.13
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.14
Amendment effective as of July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)(1)

10.15
Amendment effective as of January 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)(1)

10.16
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.17	Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective July 2, 2008 (1)
10.18
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.19
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.21
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.22
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.23
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.24	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.25	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)
10.26	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)
10.27
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

Exhibit Number	Description
10.28
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.31
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.32
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.33
Employment Agreement between the Registrant and Michael Nolan effective March 2, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.34
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.35
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.36
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.37
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement (Time-Based) under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for March 2016 Awards (incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016) (1)

10.38
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for December 2016 Awards (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016)(1)

10.39
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2017 Awards (1)

10.40
Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following materials from Fidelity National Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 23, 2018

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer and Director	February 23, 2018
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 23, 2018
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 23, 2018
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 23, 2018
Douglas K. Ammerman

/s/ Willie D. Davis	Director	February 23, 2018
Willie D. Davis

/s/ Thomas M. Hagerty	Director	February 23, 2018
Thomas M. Hagerty

/s/ Janet E. Kerr	Director	February 23, 2018
Janet E. Kerr

/s/ Daniel D. (Ron) Lane	Director	February 23, 2018
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	February 23, 2018
Richard N. Massey

/s/ Heather H. Murren	Director	February 23, 2018
Heather H. Murren

/s/ John D. Rood	Director	February 23, 2018
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 23, 2018
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 23, 2018
Cary H. Thompson

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except share data)
ASSETS
Cash	$230	$246
Short term investments	85	1
Equity securities available for sale, at fair value	1	—
Investment in unconsolidated affiliates	13	7
Notes receivable	576	622
Investments in and amounts due from subsidiaries	4,672	4,253
Property and equipment, net	4	4
Prepaid expenses and other assets	1	3
Investments in discontinued subsidiaries	—	2,581
Total assets	$5,582	$7,717
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$72	$42
Income taxes payable	137	65
Deferred tax liability	169	629
Notes payable	757	985
Total liabilities	1,135	1,721
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2017 and 2016; outstanding of 274,431,737 and 272,205,261 as of December 31, 2017 and 2016, respectively; and issued of 287,718,304 and 285,041,900 as of December 31, 2017 and 2016, respectively	—	—
FNFV Group common stock, $0.0001 par value; authorized 113,000,000 shares as of December 31, 2016, outstanding of 66,416,822 as of December 31, 2016, and issued of 80,581,675 as of December 31, 2016, see Note G	—	—
Additional paid-in capital	4,587	4,848
Retained earnings	217	1,784
Accumulated other comprehensive loss	111	(13)
Less: Treasury stock, 13,286,567 shares and 27,001,492 shares as of December 31, 2017 and 2016, respectively, at cost	(468)	(623)
Total equity of Fidelity National Financial, Inc. common shareholders	4,447	5,996
Total liabilities and equity	$5,582	$7,717

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Revenues:
Other fees and revenue	$1	$4	$3
Interest and investment income and realized gains	24	24	86
Total revenues	25	28	89
Expenses:
Personnel expenses	32	26	28
Other operating expenses	8	6	1
Interest expense	48	64	74
Total expenses	88	96	103
Losses before income tax benefit and equity in earnings of subsidiaries	(63)	(68)	(14)
Income tax benefit	(17)	(24)	(5)
Losses before equity in earnings of subsidiaries	(46)	(44)	(9)
Equity in earnings of subsidiaries	685	671	520
Earnings from continuing operations	639	627	511
Equity in earnings of discontinued operations	132	23	16
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$771	$650	$527

Retained earnings, beginning of year	$1,784	$1,374	$1,150
Dividends declared	(279)	(240)	(222)
Distribution of Black Knight to FNF common shareholders	(823)	—	—
Redemption of FNFV tracking stock and distribution of Cannae Holdings, Inc. common stock to holders of FNFV tracking stock	(1,236)	—	—
Distribution of J. Alexander's to FNFV Group common shareholders	—	—	(81)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	771	650	527
Retained earnings, end of year	$217	$1,784	$1,374

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$771	$650	$527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	—	(2)	—
Impairment of assets	—	3	—
Equity in earnings of subsidiaries	(817)	(694)	(536)
Depreciation and amortization	—	1	2
Stock-based compensation	34	36	38
Net change in income taxes	(130)	29	17
Net decrease (increase) in prepaid expenses and other assets	18	26	(25)
Net increase (decrease) in accounts payable and other accrued liabilities	17	(13)	2
Net cash (used in) provided by operating activities	(107)	36	25
Cash Flows From Investing Activities:
Purchases of investments available for sale	(1)	—	—
Net (purchases of) proceeds from short-term investment activities	(84)	162	(163)
Additions to notes receivable	(13)	(24)	(28)
Collection of notes receivable	49	22	1,542
Distributions from unconsolidated affiliates	1	2	—
Additional investments in unconsolidated affiliates	(2)	(8)	—
Net cash (used in) provided by investing activities	(50)	154	1,351
Cash Flows From Financing Activities:
Borrowings	296	—	—
Debt service payments	(530)	(2)	(1,100)
Equity portion of debt conversions paid in cash	(317)	(2)	—
Dividends paid	(278)	(240)	(220)
Purchases of treasury stock	(23)	(268)	(506)
Exercise of stock options	31	19	26
Payment for shares withheld for taxes and in treasury	(18)	(9)	(13)
Cash transferred in the Black Knight spin-off	(87)	—	—
Cash transferred in the FNFV split-off	(22)	—	—
Other financing activity	(1)	—	(15)
Net dividends from subsidiaries	1,090	265	594
Net cash provided by (used in) financing activities	141	(237)	(1,234)
Net change in cash and cash equivalents	(16)	(47)	142
Cash at beginning of year	246	293	151
Cash at end of year	$230	$246	$293
See Notes to Financial Statements

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

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2017	2016
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$397	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	65	291
Unsecured notes, net of discount, interest payable semi-annually at 6.60%, due May 2017	—	300
Revolving Credit Facility, unsecured, unused portion of $500 at December 31, 2017, due April 2022 with interest payable monthly at LIBOR + 1.40% (2.76% at December 31, 2017)	295	(3)
	$757	$985

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash paid during the year:
Interest paid	$54	$63	$72
Income tax payments	528	367	250

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.8 billion, $0.4 billion, and $0.2 billion during the years ended December 31, 2017, 2016, and 2015, respectively.

SCHEDULE V

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2017, 2016 and 2015

		Column C
	Column B	Additions			Column D		Column E
	Balance at	Charge to					Balance at
Column A	Beginning of	Costs and	Other		Deduction		End of
Description	Period	Expenses	(Described)		(Described)		Period
	(In millions)
Year ended December 31, 2017:
Reserve for claim losses	$1,487	$238	$(4)	(1)	$231	(2)	$1,490

Year ended December 31, 2016:
Reserve for claim losses	$1,583	$157	$(8)	(1)	$245	(2)	$1,487

Year ended December 31, 2015:
Reserve for claim losses	$1,621	$246	$1	(1)	$285	(2)	$1,583
____________________________

(1)	Represents the change in reinsurance recoverable.

(2)	Represents payments of claim losses, net of recoupments.

See Accompanying Report of Independent Registered Public Accounting Firm