Form 10-K/A
period 2017-12-31
Fidelity National Financial, Inc.
filed 2018-04-26
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2017 was $8,461,286,198 based on the closing price of $32.37 as reported by the New York Stock Exchange.

As of April 16, 2018, there were 274,588,956 shares of FNF common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K/A

i

PART III

Item 10.                          DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Class I Directors—Term Expiring 2018

Name	Position with FNF	Age
Raymond R. Quirk	Chief Executive Officer and Director	71
Heather H. Murren	Member of the Audit Committee	51
John D. Rood	Member of the Audit Committee	63

Raymond R. Quirk.  Raymond R. Quirk has served as Chief Executive Officer of Fidelity National Financial, Inc. (FNF or the Company) since December 2013 and as a director of FNF since February 2017. Previously, he served as the President of FNF and he has served in that position since April 2008. Previously, Mr. Quirk served as Co-President since May 2007 and Co-Chief Operating Officer of FNF from October 2006 until May 2007. Mr. Quirk was appointed as President of FNF in 2002. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. Mr. Quirk also serves on the board of directors of J. Alexander’s Holdings, Inc.

Mr. Quirk’s qualifications to serve on the FNF board of directors include his more than 30 years of experience with FNF, his deep knowledge of our business and industry and his strong leadership abilities.

Heather H. Murren.  Ms. Murren is a private investor. She retired as a Managing Director and group head of Global Securities and Economics at Merrill Lynch in 2002 after more than a decade on Wall Street. In 2002, Ms. Murren founded the nonprofit Nevada Cancer Institute, a cancer research and treatment center, where she served as Chairman and CEO and then as a board member until the institute merged into Roseman University in 2013. She was appointed by Congress to serve on the Financial Crisis Inquiry Commission from 2009 to 2011. The Commission’s findings, “The Financial Crisis Inquiry Report” was listed on the New York Times bestseller list. Ms. Murren was appointed and served as a Commissioner on the White House Commission on Enhancing National Cybersecurity in 2016. The Commissions’ findings were presented to President Obama in December 2016. She serves on the Board of Trustees of the Johns Hopkins University and the Johns Hopkins University Applied Physics Laboratory and formerly served on the board of Mannkind Corporation.

Ms. Murren’s qualifications include her strong background in finance gained during her time at Merrill Lynch, her leadership experience as a group leader at a leading Wall Street firm and as founder, Chair and CEO at various non-profits, and her regulatory and cyber-security knowledge from serving on the Financial Crisis Inquiry Commission and Commission on Enhancing National Cybersecurity.

John D. Rood.  Mr. Rood has served on our board of directors since May 2013. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with more than 30 years of experience in multifamily development and investment. Mr. Rood also serves on the board of directors of Black Knight, Inc. (Black Knight). From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. Mr. Rood previously served on the board of Alico, Inc., and currently serves on several private boards. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where Mr. Rood serves as Chairman of the Board, and to the Enterprise Florida, Inc. board of directors in September 2016. Mr. Rood has participated in numerous risk and audit training programs with KPMG, Booz Allen and the National Association of Corporate Directors. He is a Board Leadership Fellow with NACD.

Mr. Rood’s qualifications to serve on the FNF board of directors include his experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy and his experience as a director on boards of both public and private companies.

Class II Directors—Term Expiring 2019

Name	Position with FNF	Age
Richard N. Massey	Lead Director	62
	Chairman of the Compensation Committee
	Member of the Corporate Governance and Nominating Committee and the Executive Committee
Janet Kerr	Director	63
Daniel D. (Ron) Lane	Member of the Compensation Committee	83
Cary H. Thompson	Member of the Compensation Committee and the Executive Committee	61

Richard N. Massey.  Mr. Massey has served as a director of the Company since 2006. Mr. Massey has been a partner of Westrock Capital, LLC, a private investment partnership, since January 2009. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation from January 2006 to January 2009. From 2000 until 2006, Mr. Massey served as Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey also serves as a director of Black Knight and FGL Holdings, and as a director of Oxford American Literary Project and as Chairman of the Arkansas Razorback Foundation. Mr. Massey formerly served as a director of Fidelity National Information Services, Inc. (FIS) and Bear State Financial, Inc.

Mr. Massey’s qualifications to serve on the FNF board include his experience in corporate finance and investment banking and as a financial and legal advisor to public and private businesses, as well as his expertise in identifying, negotiating and consummating mergers and acquisitions.

Janet Kerr.  Ms. Kerr has served as a director FNF since March 2016. Ms. Kerr is Vice-Chancellor of Pepperdine University and Professor Emeritus of Law at Pepperdine University School of Law where she taught for 30 years and was awarded the Laure Sudreau-Rippe Endowed Chair in 2011. She is also currently Of Counsel to Nave & Cortell. Having developed several successful technology companies, Ms. Kerr provides expertise in startup counseling; corporate organization and governance; mergers, acquisitions, and other strategic relationships; and seed, angel, venture capital and other financing arrangements. Ms. Kerr also serves as Chief Executive Officer of Kerr Strategic Consulting. Ms. Kerr has extensive board experience. She currently serves on the boards of La-Z-Boy, Inc., Tilly’s, Inc., and AppFolio Inc., and currently or has in the past served as chair of the corporate governance and nominating committees of each of these companies. Ms. Kerr formerly served on the boards of TCW Strategic Income Fund, Inc., TCW Funds and CKE Restaurants, Inc. She has also served as a consultant to various companies regarding Sarbanes-Oxley Act compliance and corporate governance. Ms. Kerr is a well-known author in the areas of securities, corporate law and corporate governance, having published numerous articles and a book on the subjects. Ms. Kerr was appointed by ISS/Risk Metrics to serve on the Governance Exchange Advisory Council, and she served as a Director/Member of Advisory Board at Larta Institute. She is also a member of the National Association of Corporate Directors and Women Corporate Directors.

Ms. Kerr’s qualifications to serve on the FNF board of directors include her more than 30 years of corporate governance experience, which uniquely positions Ms. Kerr to contribute to our board, and her significant expertise in the regulatory, governance and legal matters of public companies.

Daniel D. (Ron) Lane.  Mr. Lane has served as a director of the Company since 2005, and as a director of predecessors of FNF since 1989. Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation comprising several community development and home building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane served as a director of CKE Restaurants, Inc. from 1993 through 2010, and served as a director of FIS from February 2006 to July 2008, and as a director of LPS from July 2008 until March 2009. Mr. Lane is also a member of the Board of Trustees of the Univeristy of Southern California.

Mr. Lane’s qualifications to serve on the FNF board include his extensive experience in and knowledge of the real estate industry, particularly as Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., his financial literacy and his experience as a member of the boards of directors of other companies.

Cary H. Thompson.  Cary H. Thompson has served as a director of the Company since 2005, and as a director of predecessors of FNF since 1992. Mr. Thompson currently is Executive Vice Chairman of Global Corporate and Investment Banking, Bank of America Merrill Lynch, having joined that firm in May 2008. From 1999 to May 2008, Mr. Thompson was Senior Managing Director and Head of West Coast Investment Banking at Bear Stearns & Co., Inc. Mr. Thompson served as a director of FIS from February 2006 to July 2008, as a director of Lender Processing Services, Inc. (LPS) from July 2008 to March 2009, and on the board of managers of Black Knight Financial Services, LLC (BKFS LLC) from January 2014 until April 2015.

Mr. Thompson’s qualifications to serve on the FNF board include his experience in corporate finance and investment banking, his knowledge of financial markets and his expertise in negotiating and consummating financial transactions.

Class III Directors—Term Expiring 2020

Name	Position with FNF	Age
William P. Foley, II	Non-executive Chairman of the Board	73
Douglas K. Ammerman	Chairman of the Audit Committee	66
Thomas M. Hagerty	Director	55
Peter O. Shea, Jr.	Chairman of the Corporate Governance and Nominating Committee	51

William P. Foley, II.  Mr. Foley has served as Chairman of the board of directors of FNF since 2005, and as a director of predecessors of FNF since 1984. Mr. Foley served as Executive Chairman of FNF from October 2006 until January 2016. Mr. Foley served as Chief Executive Officer of FNF from 1984 until May 2007 and as President of FNF from 1984 until December 1994. Mr. Foley has also served as Executive Chairman of Black Knight and its predecessors since January 2014, as Co-Executive Chairman of FGL Holdings since April 2016, and as Executive Chairman of Cannae Holdings, Inc. (Cannae) since November 2017. Mr. Foley served as Vice Chairman of the board of directors of FIS from March 2012 through May 2017. Prior to that, he served as Executive Chairman of FIS from February 2006 through February 2011 and as non-executive Chairman of FIS from February 2011 to March 2012. Within the past five years, Mr. Foley formerly served as a director of Remy International, Inc. Mr. Foley also serves on the boards of directors of The Foley Family Charitable Foundation, Inc. and the Cummer Museum of Arts and Gardens, and is a founder, trustee and director of The Folded Flag Foundation, Inc. Mr. Foley also is Chairman, CEO and President of Foley Family Wines Holdings, Inc., which is the holding company of numerous vineyards and wineries located in the U.S. and in New Zealand, and Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the company that owns the Vegas Golden Knights, a National Hockey League team. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain.

Mr. Foley’s qualifications to serve on the FNF board of directors include his more than 30 years as a director and executive officer of FNF, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Douglas K. Ammerman.  Mr. Ammerman has served as a director of the Company since 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in

2002. He also serves as a director of William Lyon Homes, Stantec Inc. and J. Alexander’s Holdings Inc. Mr. Ammerman formerly served on the boards of Remy International, Inc. and El Pollo Loco, Inc.

Mr. Ammerman’s qualifications to serve on the FNF board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.

Thomas M. Hagerty.  Mr. Hagerty has served as a director of the Company since 2005, and as a director of predecessors of FNF since 2005. Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Hagerty has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. Mr. Hagerty currently serves as a director of Black Knight, FleetCor Technologies, Ceridian HCM Holdings, Inc., FIS and several private companies. Mr. Hagerty formerly served as a director of First Bancorp and MoneyGram International, Inc.

Mr. Hagerty’s qualifications to serve on the FNF board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of Thomas H. Lee Partners, L.P., a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance.

Peter O. Shea, Jr.  Peter O. Shea, Jr. has served as a director of the Company since April 2006. Mr. Shea is the President and Chief Executive Officer of J.F. Shea Co., Inc., a private company with operations in home building, commercial property development and management and heavy civil construction. Prior to his service as President and Chief Executive Officer, he served as Chief Operating Officer of J.F. Shea Co., Inc.

Mr. Shea’s qualifications to serve on the FNF board of directors include his experience in managing multiple and diverse operating companies and his knowledge of the real estate industry, particularly as President and Chief Executive Officer of J.F. Shea Co., Inc.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Mr. Quirk, whose biographical information is included in this Annual Report on Form 10-K under the section titled “Certain Information about our Directors — Information About the Director Nominees and Continuing Directors.”

Name	Position with FNF	Age
Raymond R. Quirk	Chief Executive Officer	71
Michael J. Nolan	President	58
Roger Jewkes	Chief Operating Officer	59
Brent B. Bickett	Executive Vice President—Corporate Strategy	53
Anthony J. Park	Executive Vice President and Chief Financial Officer	51
Peter T. Sadowski	Executive Vice President and Chief Legal Officer	63
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	56

Michael J. Nolan.  Mr. Nolan has served as President of the Company since January 2016. He served as the Co-Chief Operating Officer from September 2015 until January 2016. Additionally, he has served as President of Eastern Operations for Fidelity National Title Group since January 2013 and Executive Vice President-Division Manager since May 2010. Previously, Mr. Nolan served as Regional Manager from 2003 through 2010 and state and branch manager positions from 1998-2003. Since joining company in 1983, Mr. Nolan has served in numerous executive and management positions, including President, Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing direct and agency operations for the Midwest and East coast. Also, Mr. Nolan has overall responsibility for the Company’s operations in Canada as well as IPX, Fidelity’s 1031 exchange company, and FRS, Fidelity’s relocation company.

Roger Jewkes.  Mr. Jewkes has served as Chief Operating Officer of FNF since January 2016, and served as Co-Chief Operating Officer from September 2015 to January 2016. Previously, he served as an Executive Vice President of FNF and was appointed to that position in 2001. Since joining FNF through an acquisition in 1987, Mr. Jewkes has served in several executive and operational management positions including President of Western Operations, Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing a significant number of direct operations along with some ancillary companies held by FNF.

Brent B. Bickett.  Mr. Bickett has served as Executive Vice President of Corporate Strategy of FNF since January 2016. Mr. Bickett served as President of FNF from December 2013 until January 2016. Mr. Bickett has primary responsibility for managing FNF’s merger and acquisition activities, strategic initiatives, portfolio investments and investor relations group. Mr. Bickett joined FNF in 1999 and served as Executive Vice President, Corporate Finance, of FNF from 2003 to 2013. Mr. Bickett has also served as President of Cannae since July 2017.

Anthony J. Park.  Mr. Park has served as Executive Vice President and Chief Financial Officer of FNF since October 2005. Prior to being appointed CFO of the Company, Mr. Park served as Controller and Assistant Controller of FNF from 1991 to 2000 and served as the Chief Accounting Officer of FNF from 2000 to 2005.

Peter T. Sadowski.  Mr. Sadowski has served as Executive Vice President and Chief Legal Officer of FNF since 2008. Prior to that, Mr. Sadowski served as Executive Vice President and General Counsel of FNF since 1999. Mr. Sadowski has also served as Executive Vice President and Chief Legal Officer of Cannae since July 2017. Mr. Sadowski also is a member of the California Coastal Conservancy.

Michael L. Gravelle.  Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010 and served in the capacity of Executive Vice President, Legal since May 2006 and Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993, where he served as Vice President, General Counsel and Secretary beginning in 1996 and as Senior Vice President, General Counsel and Corporate Secretary beginning in 2000. Mr. Gravelle has also served as Executive Vice President, General Counsel & Corporate Secretary of Black Knight, Inc. and its predecessors since January 2014, and as Executive Vice President, General Counsel and Corporate Secretary of Cannae Holdings, Inc., since July 2017. He served as Senior Vice President, General Counsel and Corporation Secretary of Remy from February 2013 until March 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s common stock with the Securities and Exchange Commission. Executive officers and directors are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Annual Report on Form 10-K any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2017. Based solely upon a review of these reports, we believe all directors and executive officers of the Company complied with the requirements of Section 16(a) in 2017.

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

Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on the Investor Relations page of our website at www.fnf.com. Shareholders may also obtain a copy of any of these codes by writing to the Corporate Secretary at the address set forth under “Available Information” below.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Heather H. Murren and John D. Rood. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Mr. Ammerman, Ms. Murren and Mr. Rood is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The board of directors also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of four other companies. The board of directors considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of four public companies, including FNF’s audit committee, would not impair his ability to effectively serve on FNF’s audit committee. The audit committee met nine times in 2017.

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

Item 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS AND EXECUTIVE AND
DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation programs should be read with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Compensation programs that we adopt in the future may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2017, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. Our named executive officers, and their titles, in 2017 were:

•                  Raymond R. Quirk, our Chief Executive Officer;

•                  Michael J. Nolan, our President;

•                  Brent B. Bickett, our Executive Vice President, Corporate Strategy;

•                  Roger S.  Jewkes, our Chief Operating Officer; and

•                  Anthony J. Park, our Executive Vice President and Chief Financial Officer.

EXECUTIVE SUMMARY

The Split-Off of FNFV Group and Spin-Off Black Knight

On September 29, 2017 we completed our tax-free distribution to our FNF Group shareholders of all 83.3 million shares of New BKH Corp., or New BKH, common stock that we previously owned, which we refer to as the Spin-Off. Immediately following the Spin-Off, New BKH and our majority-owned subsidiary Black Knight Financial Services, Inc., or BKFS, engaged in a series of transactions resulting in the formation of a new publicly-traded holding company, Black Knight, Inc., or Black Knight, which owns all of the outstanding shares of BKFS. In the Spin-Off, holders of FNF Group common stock received approximately 0.30663 shares of Black Knight common stock for each share of FNF Group common stock held at the close of business on September 20, 2017. Black Knight’s common stock is listed under the symbol “BKI” on the New York Stock Exchange. The Spin-Off is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of Black Knight’s fractional shares.

On November 17, 2017 we completed our previously announced split-off, which we refer to as the Split-Off, of our former wholly-owned subsidiary Cannae Holdings, Inc., or Cannae, which consists of the businesses, assets and liabilities formerly attributed to our Fidelity National Financial Ventures Group, or FNFV Group, including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The Split-Off was accomplished by our redemption of all of the outstanding shares of our FNFV Group common stock for outstanding shares of common stock of Cannae on a one-for-one basis.

Both Cannae and Black Knight are independent publicly-traded companies, and FNFV group shares are no longer outstanding. These transactions positively impacted our executive compensation programs by allowing us to continue simplifying these programs and renew focus on our core title operations.

Financial Highlights

FNF has performed well for our shareholders over the past several years. In 2017, we generated approximately $7.7 billion in total revenue (a 5.6% increase from 2016), and approximately $771 million in net earnings (an 18.6% increase from 2016). As reflected in the charts below, from 2015 through 2017, we have delivered strong growth in total revenue and net earnings.

During this three year period, from January 1, 2015 through December 31, 2017, we delivered a total return to our shareholders of 60.1%, compared to S&P 500 total return of 36.6% during the same period. This includes a return of approximately $278 million to our shareholders in the form of cash dividends. Total shareholder return is based on stock price changes as adjusted to account for the Black Knight Spin-Off in 2017 (assuming that the underlying shares were sold on the spin-off closing date) and cash dividends paid.

Pay for Performance

The primary goal of our executive compensation programs in 2017 was to drive continued growth and successful execution of our strategic business objectives. We believe our programs achieve this goal by:

•                  tying material portions of our named executive officers’ compensation to the performance of our core title operations;

•                  structuring our performance-based programs to focus our named executive officers on attaining pre-established, objectively-determinable key performance goals that are aligned with and support our key strategic business objectives in our various operations, which, in turn, are aimed at growing long-term shareholder value for our shareholders;

•                  recognizing our executives’ leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements; and

•                  attracting, motivating, and retaining a highly qualified and effective management team that can deliver superior performance and build shareholder value over the long term.

As in past years, there was a direct correlation between our named executive officers’ pay and our performance in 2017. Here are a few highlights:

•                  We far exceeded both our adjusted title revenue and adjusted title pre-tax profit margin goals as set by our compensation committee under our annual incentive plan. Consistent with this strong performance, our named executive officers earned an annual incentive equal to 200% of their respective target annual incentive opportunities. See the “FNF Annual Incentive Performance Measures and Results” section below.

•                  We far exceeded the quarterly adjusted title pre-tax profit margin goals set by our compensation committee as performance criteria for our 2016 restricted stock awards. As a result, we expect these awards to fully vest, subject to each executive’s continued employment with us to satisfy the time-based vesting requirements for those awards.

•                  Prior to the Split-Off, our FNFV Group created substantial value for our FNFV Group shareholders with our investment in One Digital, which we sold on June 6, 2017 for $560 million, representing a 4.6x cash on cash return multiple and a 41% IRR. After repayment of debt, payout to option holders and a minority equity investor and other transaction related payments, FNFV Group received $331 million from the sale, which includes $326 million of cash and $5 million of purchase price holdback receivable.

Note that the financial measures used as performance targets for our named executive officers described in this discussion are non-GAAP measures and differ from the comparable GAAP measures reported in our financial statements. The measures are adjusted to exclude the impact of certain non-recurring and other items. We explain how we calculate these measures in the “Analysis of Compensation Components” section below.

Shareholder Vote on 2016 Executive Compensation

At our 2017 annual meeting of shareholders, we held a non-binding advisory vote, also called a “say on pay” vote, on the compensation of our named executive officers as disclosed in the 2017 proxy statement. A majority of our shareholders approved our “say on pay” proposal, with approximately 70% of the votes cast in favor of the proposal and approximately 30% of the votes cast against the proposal.  This reflects significantly more support than at our 2016 annual meeting of shareholder where only 54% of our shareholders approved our “say on pay” proposal.  The compensation committee considered these results when evaluating our executive compensation program.

Shareholder Outreach and Changes to our Compensation Programs in 2017

Our compensation committee is committed to listening and responding to the views of our shareholders in creating and tailoring our executive compensation programs. Following the 2017 annual meeting of shareholders and the 2016 “say on pay” shareholder vote, our President, Chief Financial Officer, and Treasurer met with our investors in break-out sessions at investor conferences, as well as in independent one-on-one investor meetings, to discuss our business and stock price performance, as well as discuss and receive feedback on our compensation programs. In this regard, we met with investors at more than 13 investor conferences and numerous one-on-one meetings. The investors with whom we met in 2017 represented 13 of our top 20 shareholders, who collectively owned more than 40% of our shares as of December 31, 2017.

We believe that we have been highly responsive to our shareholders’ concerns, and have created and continued compensation programs that achieved our strategic corporate objectives, focused our executives on achieving superior operating results and shareholder returns, balanced short-term and long-term incentives, and maintained a strong correlation between pay and performance.

Improvements to our Compensation Programs

In response to feedback received during our investor outreach efforts, and the analysis of our compensation programs by proxy advisory firms, we have made a number of improvements to our compensation programs over the last four years to address concerns raised by our shareholders and proxy advisory firms. Following are highlights of the key changes, demonstrating the responsiveness of our compensation committee:

Areas of Improvement	Improvements
Pay Programs Have Been Simplified

We continued to simplify our compensation programs. In 2017, our named executive officers earned base salary, an annual performance-based cash incentive, restricted stock awards and standard employee benefits. Messrs. Bickett and Park also received a payment under our legacy Investment Success Incentive Plan. Further simplifying our incentive program, the Investment Success Incentive Plan was assumed by Cannae in connection with the Split-Off and will no longer be a component of our incentive program. Finally, in 2017, our named executive officers’ long-term equity awards continued to consist only of restricted stock awards, all of which had performance- and time-based vesting conditions. No named executive officer received only time-based equity awards in 2017 and no named executive officer received an equity award granted outside our formulaic long-term incentive program (a “one-off” award) in 2017.

The Split-Off and Black Knight Spin-Off

In anticipation of the Split-Off we did not issue any FNFV equity incentive awards in 2017. Further, as discussed below, our Investment Success Incentive Plan was assumed by Cannae in connection with the Split-Off. The assumption of the Investment Success Incentive Plan will simplify our compensation programs. For purposes of the CD&A, we will no longer need to distinguish between our core and non-core businesses and we will no longer need to discuss tracking stocks, awards earned under the Investment Success Incentive Plan following the Split-Off, and Black Knight compensation earned following the Black Knight Spin-Off.

Annual Incentive Plan Performance Goals are Rigorously Set, Despite Volatile and Unpredictable Economic Environment

The adjusted title revenue and adjusted pre-tax title margin performance targets under our 2017 annual incentive plan were approximately 3% higher and 0.5% lower than the targets under our 2016 plan, respectively. Our annual incentive plan targets correlate with our annual strategic financial plans, which are based on our forecasted originations for the year and the relative mix of purchase versus refinance originations. Further, these annual incentive plan targets have a significant impact on long-term stock price. These expectations are based on forecasts provided by the Mortgage Bankers Association (MBA), Fannie Mae, anticipated changes in interest rates and recent and expected industry and company trends. We prepare a base plan as well as upside and downside scenarios, which, taken together, form the strategic financial plan and the basis of the performance targets. When we set our 2017 performance targets in March 2017, our assumptions included a decline in refinance volumes of 49%, a 2% increase in the residential purchase market, and a 6% decline in the national commercial market. In light of these assumptions, the adjusted title revenue and adjusted pre-tax title margin performance targets were rigorous. Our 2017 results exceeded these performance targets due to numerous factors, including a 4% increase in agency title insurance premiums driven by our active management of our agent portfolio, a 3% increase in direct title insurance premiums, and enhancements to our underwriting processes which have resulted in lower policy year loss ratios. Our executives’ performance directly affected each of these factors.

Long-Term Performance Goals are Rigorously Set, Despite Volatile and Unpredictable Economic Environment

The pre-tax title margin performance target applicable to our restricted stock awards granted in 2017 was approximately 0.5% higher than the target under our 2016 awards. This target is based on the forecasts discussed above. Our executives’ strong performance in 2017 led to our far exceeding these goals.

Governance and Compensation Best Practices

We periodically review our compensation programs and make adjustments that are believed to be in the best interests of our company and our shareholders. As part of this process, we review compensation trends and consider current best practices, and make changes in our compensation programs when we deem it appropriate, all with the goal of continually improving our approach to executive compensation.

Some of the best practices adopted by our compensation committee or full board of directors include the following:

Things We Do:	Things We Don’t Do:

☒ Permit shareholder action by written consent

☒ Separate the positions of Chief Executive Officer and Chairman of the Board

☒ An independent lead director to help manage the affairs of our Board

☒ Deliver total compensation predominantly through variable pay

☒ Allow “proxy access”

☒ Have majority voting in uncontested director elections

☒ Maintain robust stock ownership requirements

☒ Maintain a clawback policy for incentive based compensation

☒ Have a high ratio of performance-based compensation to total compensation, and a low ratio for fixed benefits/perquisites (non-performance-based compensation)

☒ Undertake an annual review of compensation risk

☒ Limit perquisites

☒ Have performance-based vesting provision in restricted stock grants to our officers, including our named executive officers

☒ Require that any dividends or dividend equivalents on restricted stock and other

☒ Have supermajority voting provisions in our Certificate of Incorporation

☒ Provide tax gross-ups or reimbursement of taxes on perquisites

☒ Have liberal change in control definitions

☒ Include modified single-trigger severance provisions — which provide severance upon a voluntary termination of employment following a change in control — in our executive agreements

☒ Allow hedging and pledging transactions involving our securities

☒ Have multi-year guarantees for salary increases, non-performance based bonuses or guaranteed equity compensation in our executive employment agreements awards that are subject to performance based vesting conditions are subject to the same underlying vesting requirements applicable to the awards—that is, no payment of dividends or dividend equivalents are made unless and until the award vests;

☒ Have transparent executive compensation disclosures in our annual proxy statements
☒ Use a thorough methodology for comparing our executive compensation to market practices
☒ A policy that annual grants of restricted stock will utilize a vesting schedule of not less than three years

☒ Retain an independent compensation consultant that reports solely to our compensation committee, and that does not provide our compensation committee services other than executive compensation consulting

☒ Cap payouts on incentive awards
☒ Use non-discretionary, pre-established, objectively determinable performance goals for our incentive awards

Components of Total Compensation and Pay Mix

We compensate our executive officers primarily through a mix of base salary, annual cash incentives and long-term equity-based incentives. We also provide our executive officers with the same retirement and employee benefit plans that are offered to our other employees, as well as limited other benefits, although these items are not significant components of our compensation programs. The following table provides information regarding the elements of compensation provided to our named executive officers in 2017:

Category of Compensation	Type of Compensation	Purpose of the Compensation

Fixed Cash Compensation:	Salary	Salary provides a level of assured, regularly-paid, cash compensation that is competitive and helps attract and retain key employees.

Short-term Performance-based Cash Incentives:	Annual Cash Incentive Tied to Financial Metrics	Cash incentives under our annual incentive plan are designed to motivate our employees to work towards achieving our key annual adjusted title revenue and adjusted pre-tax title margin goals.

Long-term Equity Incentives:	Performance-Based Restricted Stock Tied to Financial Metrics

Performance-based restricted stock helps to tie our named executive officers’ long-term financial interests to our adjusted pre-tax title margin and to the long-term financial interests of our shareholders, as well as to retain key executives through a three-year vesting period and maintain a market competitive position for total compensation.

Category of Compensation	Type of Compensation	Purpose of the Compensation

Investment/Business Specific Incentives:	Investment Success Incentive Program

Our Investment Success Incentive Program was designed to help us maximize our return on investment in the FNFV companies and investments by aligning a significant portion of the executive’s long-term incentive compensation with our return related to the investments. The purpose of the program was to retain and incentivize executives to identify and execute on monetization and liquidity opportunities that will maximize returns. Following the Split-Off, the Investment Success Incentive Program was assumed by Cannae and we no longer have any obligations under this program.

Benefits & Other:	ESPP, 401(k) Plan, health insurance and other benefits

Our named executive officers’ benefits generally mirror our company-wide employee benefit programs. For security reasons and to make travel more efficient and productive for our named executive officers, they are eligible to travel on our corporate aircraft.

Allocation of Total Compensation for 2017

The following chart and table show the average allocation of 2017 Total Compensation reported in the Summary Compensation Table among the components of our compensation programs:

2017 Compensation Mix

	Salary	Annual Cash Incentives	Performance- Based Restricted Stock	FNFV Companies and Investments Incentive Programs (FNFV)	Benefits and Other	Total Compensation	Performance Based Compensation
Raymond R. Quirk	11.2%	33.5%	52.2%	0.0%	3.1%	100%	85.7%
Anthony J. Park	15.3%	30.7%	34.1%	15.8%	4.1%	100%	80.6%
Michael J. Nolan	15.4%	38.4%	44.0%	0.0%	2.2%	100%	82.4%
Brent B. Bickett	7.5%	22.6%	22.0%	44.1%	3.8%	100%	88.7%
Roger S. Jewkes	15.5%	38.6%	39.0%	0.0%	6.9%	100%	77.6%

As illustrated above, a significant portion of each named executive officer’s total compensation is based on performance-based cash and equity incentives that are tied to our financial performance, stock and equity price. Combined, performance-based forms of compensation comprised between 77.6% and 88.7% of our named executive officers’ total compensation in 2017.

Our compensation committee believes this emphasis on performance-based incentive compensation is an effective way to use compensation to help us achieve our business objectives while directly aligning our executive officers’ interests with the interests of our shareholders.

Analysis of Compensation Components

Base Salary

Our compensation committee typically reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by its external independent compensation consultant, Mercer, as well as a number of qualitative factors, including each named executive officer’s experience, knowledge, skills, level of responsibility and performance.  Messrs. Bickett’s and Jewkes’ 2017 base salaries were unchanged from 2016.  Mr. Quirk, Mr. Nolan, and Mr. Park received increases in their base salaries in 2017 to reflect their excellent performance and to move their total compensation close to the 50th percentile of market.

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

In the first quarter of 2017, our compensation committee approved our fiscal year business performance objectives and a target incentive opportunity for each participant, as well as the potential incentive opportunity range for maximum and threshold performance. No annual incentive payments are payable to a named executive officer if the pre-established, minimum performance levels are not met, and payments are capped at a maximum performance payout level. The financial performance results are derived from our annual financial statements (as reported in our

Annual Report on Form 10-K filed with the SEC), which are subject to an audit by our independent registered public accounting firm, Ernst & Young LLP. However, as discussed below, we use financial measures as performance targets for our named executive officers that differ from the comparable GAAP measures reported in our financial statements. The incentive award target opportunities are expressed as a percentage of the individual’s base salary. Our named executive officers’ 2017 target incentive opportunities were the same as their 2016 target incentive opportunities.

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

•                  If maximum performance is achieved, the incentive payout will equal 200% of the executive’s target incentive opportunity.

•                  Between these levels, the payout is interpolated.

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

In setting 2017 performance targets under our annual incentive plans, our compensation committee considered the following factors, which are discussed in more detail below:

•                  the Mortgage Bankers Association’s projection that mortgage originations would decline;

•                  our 2017 business plan, including our underlying assumptions that refinance volumes would decline by 49%, the residential purchase market would increase by 2%, and the national commercial market would decline by 6%;

•                  2017 performance targets as compared to 2016 performance targets and 2016 actual performance;

•                  alignment of the 2017 performance targets with the investment community’s published projections for us and our publicly-traded title company competitors; and

•                  the effect that reaching performance targets would have on our growth and margins.

FNF Annual Incentive Performance Measures and Results. The 2017 performance goals under the FNF incentive plan were based on adjusted title revenue and adjusted pre-tax title margin relating to our title segment. We believe that these performance measures are among the most important measures of the financial performance of our core business, and they can have a significant impact on long-term stock price and the investing community’s expectations. When combined with the strong focus on long-term shareholder return created by our equity-based incentives and our named executive officers’ significant stock ownership, these two annual performance measures provide a degree of checks and balances, requiring our named executive officers to consider both short-term and long-term performance of our businesses and investments. The annual incentive performance targets are synchronized with shareholder expectations, desired increase in our stock price, our annual budget, our long-term financial plan, and our board of directors’ expectations. Further, both measures are measures that executives can directly affect.

In the following table, we explain how we calculate the performance measures and why we use them.

Performance Measure	How Calculated	Reason for Use

Adjusted Title Revenue	Adjusted title revenue is based on GAAP revenue from our title segment as reported in our annual financial statements, excluding realized gains and losses.

Adjusted title revenue is an important measure of our growth, our ability to satisfy and retain our clients, gain new clients and the effectiveness of our services and solutions. Adjusted title revenue is widely followed by investors.

Adjusted Pre-Tax Title Margin

Adjusted pre-tax title margin is determined by dividing the earnings before income taxes and non-controlling interests from our title segment, excluding realized gains and losses, purchase accounting amortization and other unusual items, by total revenues of the title segment excluding realized gains and losses.

We selected adjusted pre-tax title margin as a measure for the short-term incentives because it is a financial measure that is significantly influenced by the performance of our executives, promotes a focus on operational efficiency and cost management, aligns the executives’ short-term incentive opportunity with one of our key corporate growth objectives and is commonly used within the title industry.

The title insurance business is directly impacted by managements’ effectiveness in executing on our business strategy, and macro-economic factors such as mortgage interest rates, credit availability, job markets, economic growth, and changing demographics. Due to the year-to-year changes in these key economic factors, we do not think comparisons of financial and business goals and performance from one year to another are meaningful indicators of the rigor of our performance goals or managements’ performance in a given year. Instead, we think our performance goals and managements’ performance relative to those goals should be assessed in light of the economic environment within which the goals were established and management operated. In setting the threshold, target and maximum goals relating to the performance measures under the FNF incentive plan, the committee considered management’s expectations for 2017 with respect to forecasted originations, interest rates and the relative mix of purchase versus refinance originations. These expectations are based on forecasts available in March 2017 provided by the Mortgage Bankers Association (MBA) and Fannie Mae, anticipated rising interest rates making housing less affordable and significantly depressing the residential and refinance markets, and recent and expected industry and company trends as reflected in our 2017 strategic financial plan. We prepare a base plan as well as upside and downside scenarios, which, taken together, form the strategic financial plan and the basis of the performance measure targets. To establish threshold and maximum goals, percentage adjustments were applied to the target goals. The pre-tax title margin threshold and maximum goals were set at 2.5% below and 2.5% above the target, respectively, and title revenue threshold and maximum goals were set at 7.5% below and 7.5% above the target, respectively. Target performance levels are intended to be difficult to achieve, but not unrealistic. Maximum performance levels are established to limit short-term incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels. All of the goals are subject to review and approval by our compensation committee.

Our 2017 results exceeded target thresholds due to strong performance by our executive officers and numerous factors, including a 4% increase in agency title insurance premiums driven by our active management of our agent portfolio to maximize profitability and minimize claims risk, a 3% increase in direct title insurance premiums driven by increased purchase transactions and escrow fees, and enhancements to our underwriting processes which have resulted in lower policy year loss ratios compared to older years that, in turn, allowed us to reduce our provision for claim losses in the fourth quarter of 2017.

Set forth below are the 2017 weightings of the threshold, target and maximum performance levels, and 2017 performance results under our annual incentive plan. Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Results
Adjusted Title Revenue (Title Segment)	25%	$6,012.5	$6,500.0	$6,987.5	$7,205.0
Adjusted Pre-Tax Title Margin (Title Segment)	75%	9.5%	12.0%	14.5%	14.5%

The table below shows each named executive officer’s target percentage under our annual incentive plan, the calculation of their 2017 incentive awards based on the 2017 performance multiplier from the results shown in the tables above, and the amounts earned under the annual incentive plans.

Name	2017 Base Salary	2017 Annual Incentive Target (%)	2017 Annual Incentive Target ($)	2017 Performance Multiplier	2017 Total Incentive Earned

Raymond R. Quirk	$1,000,000	150%	$1,500,000	200%	$3,000,000
Anthony J. Park	$525,000	100%	$525,000	200%	$1,050,000
Michael J. Nolan	$630,000	125%	$787,500	200%	$1,575,000
Roger S. Jewkes	$630,000	125%	$787,500	200%	$1,575,000
Brent B. Bickett	$550,500	150%	$825,750	200%	$1,651,500

Long-Term Equity Incentives

In October 2017, we granted performance-based restricted stock to each of our named executive officers.

We do not attempt to time the granting of awards to any internal or external events. Our general practice has been for our compensation committee to grant equity awards during the fourth quarter of each year following the release of our financial results for the third quarter. We also may grant awards in connection with significant new hires, promotions or changes in duties.

Our compensation committee’s determinations are not formulaic; rather, in the context of competitive market compensation data and our stated pay philosophy, our compensation committee determines the share amounts on a subjective basis in its discretion and may differ among individual executive officers in any given year. Following is a brief discussion regarding the awards made in 2017.

Performance-Based Restricted Stock. In 2017, the proportion of the FNF equity awards consisting of performance-based restricted stock remained at 100% and we did not grant stock options to our executive officers.

The restricted stock awards vest over three years, provided we achieve pre-tax title margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2017. We considered various alternative measures but we again selected adjusted pre-tax title margin because it is one of the most important and impactful measures in evaluating the performance of our core operations, as well as the performance of our executives as it is a measure that executives can directly affect. Adjusted pre-tax title margin measures our achievements in operating efficiency, profitability and capital management. It is also a key measure used by investors and has a significant impact on long-term stock price. We increased the adjusted pre-tax margin performance metric from 8% to 8.5% for these awards because of recent and expected industry and company trends, including a rising interest rate environment, MBA’s forecasts with respect to the mortgage originations for 2018 and the Urban Land Institute’s forecast for the commercial real estate market in 2018, with the goal of setting a target that reflects superior performance compared to our title competitors. Although we considered using a longer performance period for these awards, we determined that achievement of the criteria in at least two of the five quarters beginning October 1, 2017, which is the performance period we have historically used with respect to our performance-based equity awards, was the appropriate performance period because of the difficulty in predicting future performance of the mortgage market, particularly for a period of more than one year, because it is largely driven by interest rates and other economic forces outside of our control, and because of the seasonality inherent in the title business, with the first quarter typically much weaker than the remaining quarters due to weather conditions and holidays impacting opened order activity in November and December resulting in fewer closings in the first quarter.

Adjusted pre-tax title margin is determined by dividing the earnings before income taxes and non-controlling interests from our title segment, excluding realized gains and losses, purchase accounting amortization and other unusual items, by total revenues of the title segment excluding realized gains and losses.

With respect to all restricted stock awards, credit is provided for dividends paid on unvested shares, but payment of those dividends is subject to the same vesting requirements as the underlying shares—in other words, if the underlying shares do not vest, the dividends are forfeited.

Business/Investment Specific Incentives

The Investment Success Incentive Program. In connection with the Split-Off, Cannae assumed the Investment Success Incentive Program and we no longer have any obligations under the program.

The Investment Success Incentive Program was a performance-based cash incentive program that our compensation committee established in 2014 to help us maximize the returns on our investments in One Digital (formerly Digital Insurance) and other investments. Under the program, amounts were earned upon liquidity events that result in a positive return on our investment. For this purpose, return was determined relative to the value of our investment in One Digital as of July 1, 2014, which was $70,800,000. Upon a liquidity event, 10% of any incremental value is contributed to an incentive pool and payments are made to participants based on their allocated percentages of the pool, which are as follows: Mr. Park 2%; and Mr. Bickett 12%. Since Messrs. Quirk, Jewkes and Nolan focus on our core title business and did not focus our FNFV businesses, they did not participate in this program.

On June 6, 2017, prior to the completion of the Split-Off, FNFV completed the sale of One Digital to Achilles Acquisition LLC. As a result of the sale, FNFV indirectly received $331,301,000, of which $5,365,000 was held in escrow to cover any indemnity claims. This represents $260,501,000 in excess of the $70,800,000 base value of the investment used to measure gain for purposes of the awards. Because of the escrow holdback, our compensation committee, exercising negative discretion, determined to pay only $25,514,000 of the incentive attributable to the sale in 2017, and held back the remaining $536,000 allocated to the incentive pool pending the distribution of the escrowed funds.

Because the Investment Success Incentive Program was assumed by Cannae in connection with the Split-Off, the $536,000 remaining in the incentive pool may be paid at the discretion of Cannae’s compensation committee, and subject to the other conditions to payment contained in the incentive award agreements, such as the requirement that participants must remain employed through the payment date to be entitled to a payment.

The following table shows the return on investment relating to the sale of One Digital and the resulting payouts to the named executive officers under the Investment Success Incentive Program.

Name	Percentage of Incentive Pool	Total Incentive Paid
Brent B. Bickett	12%	$3,061,638
Anthony J. Park	2%	$510,273

In the sale by Ceridian of Comdata to FleetCor in 2014, the sale consideration was paid in shares of FleetCor common stock, with approximately 25% held in escrow to cover any potential indemnity claims, and any remaining escrowed funds payable to Ceridian in annual 1/3 installments over three years. As a result of the sale, we indirectly acquired (through our approximately 32% ownership interest in Ceridian) approximately 2.39 million shares of FleetCor common stock, with 25% of those shares held back in the indemnity escrow. The sale resulted in payments being made under the Investment Success Incentive Program in 2014; however, our compensation committee exercised discretion reserved under the Investment Success Incentive Program and reduced the incentives payable in 2014 by 25%, which we refer to as the Holdback Amount. In accordance with the Investment Success Incentive Program terms, our compensation committee reserved the right to decide whether the Holdback Amount (or a portion of it) would be forfeited or whether it would be paid to the participants at a future date. In November 2016, approximately 50% of the remaining escrow holdback was released from escrow and Cannae distributed approximately 50% of the Holdback Amount remaining after the November 2016 release.

The following table shows the payments made to our named executive officers in connection with the 2017 release of the Holdback Amount.

Name	Percentage of Incentive Pool	Total Incentive Paid
Brent B. Bickett	10%	$156,000
Anthony J. Park	2%	$31,000

Benefit Plans

We provide retirement and other benefits to our U.S. employees under a number of compensation programs. Our named executive officers generally participate in the same compensation programs as our other executives and employees. All employees in the United States, including our named executive officers, are eligible to participate in our 401(k) plan and our employee stock purchase plan, or ESPP. In addition, our named executive officers are eligible to participate in broad-based health and welfare plans. We do not offer pensions or supplemental executive retirement plans for our named executive officers.

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 40% of their eligible compensation, but not more than statutory limits, which were generally $18,000 in 2017. Vesting in matching contributions, if any, occurs proportionally each year over three years based on continued employment with us.

Deferred Compensation Plan. We provide our named executive officers, as well as other key employees, with the opportunity to defer receipt of their compensation under a nonqualified deferred compensation plan. None of our named executive officers elected to defer 2017 compensation into the plan. A description of the plan and information regarding our named executive officers’ interests under the plan can be found in the Nonqualified Deferred Compensation table and accompanying narrative.

Employee Stock Purchase Plan. We maintain an ESPP through which our executives and employees can purchase shares of our common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, we make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters. For officers, including our named executive officers, matching contributions are equal to ½ of the amount contributed during the quarter that is one year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of our common stock on the open market. For information regarding the matching contributions made to our named executive officers in 2017 see “—Summary Compensation Table.”

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

Other Benefits. We continue to provide a few additional benefits to our executives. In general, the additional benefits provided are intended to help our named executive officers be more productive and efficient and to protect us and our executives from certain business risks and potential threats. For example, in 2017, certain of our named executive officers received personal use of the corporate aircraft. Our compensation committee regularly reviews the additional benefits provided to our executive officers and believes they are minimal. Further detail regarding other benefits in 2017 can be found in the “Summary Compensation Table” under the column “All Other Compensation” and related footnote.

Employment Agreements and Post-Termination Compensation and Benefits

We have entered into employment agreements with each of our named executive officers. These agreements provide us and the executives with certain rights and obligations following a termination of employment, and in some instances, following a change in control. We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of the agreements, see the narrative following “—Grants of Plan-Based Awards” and “—Potential Payments Upon Termination or Change in Control,” below.

Role of Compensation Committee, Compensation Consultant and Executive Officers

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering the Fidelity National Financial, Inc. Annual Incentive Plan, or our annual incentive plan, the Fidelity National Financial, Inc. Amended and Restated 2005 Omnibus Incentive Plan, or our omnibus incentive plan, administering programs that are implemented under the omnibus incentive plan and approving individual grants and awards under those plans for our executive officers. During 2017, our compensation committee engaged Mercer (the “compensation consultant”), an independent compensation consultant, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors.  Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee. Mercer reported directly to the compensation committee, received compensation only for services related to executive compensation issues, and neither it nor any affiliated company provided any other services to us. In April 2018, the compensation committee reviewed the independence of Mercer in accordance with the rules of the New York Stock Exchange regarding the independence of consultants to the compensation committee, and affirmed the consultant’s independence and that no conflicts of interest existed.

The compensation consultant provided our compensation committee with relevant market data on compensation, including annual salary, annual incentives, long-term incentives, other benefits, total compensation and pay mix, and alternatives to consider when making compensation decisions. Mercer also assists our compensation committee in its annual review of a compensation risk assessment.

Our Chairman, Mr. Foley, participated in the 2017 executive compensation process by making recommendations with respect to the compensation of our Chief Executive Officer, Mr. Quirk, and his direct reports. Mr. Quirk, our Chief Executive Officer, made recommendations with respect to the compensation of his direct reports, as discussed further below. In addition, Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and the compensation consultant in preparing the committee’s meeting agendas and, at the direction of the compensation committee, assisted the compensation consultant in gathering financial information about FNF and stock ownership information for our executives for inclusion in the consultant’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, Mercer and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any recommended compensation decisions.

Establishing Executive Compensation Levels

Our compensation committee considers a number of important qualitative and quantitative factors when determining the overall compensation of our named executive officers in 2017, including:

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

•                  corporate governance and regulatory factors related to executive compensation; and

•                  marketplace compensation levels and practices.

In evaluating the compensation of our named executive officers, our compensation committee also considers the recommendations of our Chairman. Our compensation committee also considers our Chief Executive Officer’s recommendations with respect to the compensation of his direct reports. In making their recommendations, our Chairman and Chief Executive Officer review the performance of the other named executive officers, job responsibilities, importance to our overall business strategy, and our compensation philosophy. Neither our Chairman nor our Chief Executive Officer makes a recommendation to our compensation committee regarding his own compensation. The compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess, and approve compensation for our named executive officers.

To assist our compensation committee, the compensation consultant conducted marketplace reviews of the compensation we pay to our executive officers. They gathered marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our omnibus incentive plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all of the factors described above.

For 2017, Mercer used two marketplace data approaches: (1) an aggregation of three general executive compensation survey with a specific focus on companies with revenues of between $4.5 billion and $18 billion, and (2) compensation information for a group of 19 companies, or the FNF peer group. The FNF peer group was based on a revenue range of ½ to 2 times the projected 2017 revenue for FNF (which at the time was estimated to be $9 billion), industry focus (generally the insurance industry based on Global Industry Classification Standard (GICS) Code), nature and complexity of operations, and because they compete with us for business and/or executive talent. The 2017 peer group was consistent with the peer group used by the compensation committee in 2016. When defining the peer group, our compensation committee, working with the compensation consultant, considered the standards used by ISS for identifying peer groups for public companies. The 2017 peer group consisted of:

Alleghany Corporation	Genworth Financial, Inc.

American Financial Group	Lincoln National Corp.

Aon plc	Loews Corporation

Assurant Inc.	Marsh & McLennan Companies, Inc.

Automatic Data Processing, Inc.	Principal Financial Group

CNA Financial Corporation	Reinsurance Group of American Inc.

Computer Sciences Corporation	Unum Group

Discover Financial Services	W.R. Berkley Corporation

Everest Re Group Ltd.	XL Group Ltd

First American Financial Corporation

The revenue range of these companies at that time was between $5.3 billion and $13.4 billion, with median revenue of approximately $9 billion. This compares to our 2017 revenue estimate at that time of approximately $9 billion.  The compensation committee primarily focused on a reasonable range around the 50th percentile of the data when considering our named executive officers’ 2017 base salaries, annual performance-based cash incentives and long-term equity incentives.

While the compensation decisions of our compensation committee ultimately were subjective judgments, our compensation committee also considered the following factors in making compensation decisions for our named executive officers. In determining the total compensation for Mr. Quirk, our compensation committee considered his more than 33 years of experience with FNF working in the title business and his importance to the continued successful operation of FNF’s title business. In determining the total compensation for Mr. Park, our compensation committee considered his role and responsibility for accounting and financial reporting matters, as well as his 27 years of experience with FNF. In determining the total compensation for Mr. Bickett, our compensation committee considered his contribution to corporate finance matters, corporate development and mergers and acquisitions, as well as his 19 years of experience with FNF.  In determining the total compensation for Mr. Jewkes, our compensation committee considered his role and responsibility for oversight of our day-to-day title operations, as well as his 31 years of experience with FNF and its predecessor companies. In determining the total compensation for Mr. Nolan, our compensation committee considered his role and responsibility for oversight of our title operations, his involvement in our investor relations, as well as his 35 years of experience with FNF.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

Our Named Executive Officers Have Significant Ownership Stakes

Our named executive officers and our board of directors maintain significant long-term investments in our company. Collectively, as reported in the table “Security Ownership of Management and Directors,” they beneficially own an aggregate of 10,794,224 shares of our common stock and options to acquire an additional 4,976,008 shares of our common stock, which in total is equal to 5.7% of our shares entitled to vote. The fact that our executives and directors hold such a large investment in our shares is part of our company culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long term results and increasing shareholder return.

We have formal stock ownership guidelines for all corporate officers, including our named executive officers, and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and, thereby, align a significant portion of their own economic interests with those of our shareholders.  Further, the award agreements for our 2017 restricted stock awards provide that our executives who do not hold shares of our stock with a value sufficient to satisfy the applicable stock ownership guidelines must retain 50% of the shares acquired as a result of the lapse of vesting restrictions until the executive satisfies the applicable stock ownership guideline. The ownership levels are shown in the “Security Ownership of Management and Directors” table above.

The guidelines call for the executive to reach the ownership multiple within four years. Shares of restricted stock and gain on stock options count toward meeting the guidelines. The guidelines, including those applicable to members of our board of directors, are as follows:

Position	Minimum Aggregate Value

Chairman of the Board	10 × annual cash retainer

Chief Executive Officer	5 × base salary

Other Officers	2 × base salary

Members of the Board	5 × annual cash retainer

Each of our named executive officers and non-employee directors met these stock ownership guidelines as of December 31, 2017.

Hedging and Pledging Policy

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding FNF securities in margin accounts or pledging them as collateral for loans without our approval.

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

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. Before being repealed by the Tax Cuts and Jobs Act in 2017, there was an exception for certain performance-based compensation. Our compensation committee took the deduction limitation under Section 162(m) into account when structuring and approving awards under our annual incentive plan and our omnibus plan in 2017, and designed our named executive officers’ annual incentives and restricted stock awards with the intention that they would qualify for the performance-based compensation exception under Section 162(m). However, there are uncertainties as to the application of Section 162(m), making it possible that a deduction relating to amounts intended to qualify as performance-based compensation may be challenged or disallowed. The Tax Cuts and Jobs Act eliminated the performance-based compensation exception under Section 162(m) for awards that are not grandfathered and it increased the coverage of Section 162(m) to, among other things, include Chief Financial Officers.  These changes will cause more of our named executive officer’s compensation to be non-deductible under Section 162(m) in the future, and eliminate our ability to structure performance-based awards to be exempt from Section 162(m).  We will continue to monitor developments under Section 162(m).

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share-based payments, including stock option grants, in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles (GAAP).

Executive Compensation

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Raymond R. Quirk Chief Executive Officer	2017	1,000,000	—	4,674,993	—	3,000,000	286,223	8,961,216
	2016	831,692	—	4,249,986	—	2,382,977	233,402	7,698,057
	2015	780,000	—	2,613,000	1,150,600	2,298,016	258,161	7,099,777
Anthony J. Park Executive Vice President and Chief Financial Officer	2017	525,000	—	1,165,990	—	1,591,273	138,538	3,420,801
	2016	483,000	—	1,099,990	—	984,952	122,161	2,690,103
	2015	435,000	—	731,640	261,500	913,666	146,139	2,487,945
Michael J. Nolan	2017	630,000	—	1,801,998	—	1,575,500	90,848	4,098,346
President	2016	557,308	—	1,805,263	—	1,369,806	64,726	3,797,103
Roger Jewkes	2017	630,000	—	1,589,983	—	1,575,500	281,774	4,077,257
Chief Operating Officer	2016	630,000	—	1,604,167	—	1,515,074	278,616	4,027,857
Brent B. Bickett Executive Vice President, Corporate Strategy	2017	550,500	—	1,606,477	—	4,869,138	277,662	7,303,777
	2016	550,500	—	1,515,538	—	1,719,663	220,727	4,006,428
	2015	550,500	—	1,045,200	470,700	1,918,046	349,363	4,333,809

(1)                                 Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary into our 401(k) plan, ESPP, or deferred compensation plans.

(2)                                 Represents the grant date fair value of the restricted stock awards granted in 2017 computed in accordance with ASC Topic 718, excluding forfeiture assumptions. See the Grants of Plan-Based Awards table for details regarding each award. Assumptions used in the calculation of these amounts are included in Note O to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018. The restricted stock awards are performance-based.

(3)                                 Represents performance-based compensation earned in 2017 under our annual incentive plan by each executive, and under the Investment Success Incentive Program by Messrs. Park and Bickett.

(4)                                 Amounts shown for 2017 include matching contributions to our ESPP; dividends paid on restricted stock that vested in 2017; life insurance premiums paid by us; health insurance fees paid by us under the executive medical plan; personal use of a company airplane; automobile allowance; and matching contributions to our 401(k) plan.

	Quirk ($)	Park ($)	Nolan ($)	Bickett ($)	Jewkes ($)
ESPP Matching Contributions—FNF	40,777	35,100	13,500	41,287	47,250
Restricted Stock Dividends	185,704	36,490	71,223	58,222	71,849
Life Insurance Premiums	321	207	387	207	387
Personal Airplane Use—FNF	14,853	5,529	—	116,734	95,076
Executive Medical	38,830	55,474	—	55,474	55,474
Company Match—401(k)	5,738	5,738	5,738	5,738	5,738
Automobile Allowance	—	—	—	—	6,000

The following tables set forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2017.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			(j) All Other Stock Awards: Number of Shares of	(k) Grant Date Fair Value of Stock
(a) Name	(b) Grant Date	(c) Award Type	(d) Threshold ($)	(e) Target ($)	(f) Maximum ($)	(g) Threshold (#)	(h) Target (#)	(i) Maximum (#)	Stock or Units (#)(3)	and Option Awards ($)(4)
Raymond R. Quirk	10/30/2017	FNF Group Performance-Based Restricted Stock	—	—	—	—	125,841	—	—	4,674,993
		FNF Annual Incentive Plan	750,000	1,500,000	3,000,000	—	—	—	—	—
Anthony J. Park	10/30/2017	FNF Group Performance-Based Restricted Stock	—	—	—	—	31,386	—	—	1,165,990
		FNF Annual Incentive Plan	262,500	525,000	1,050,000	—	—	—	—	—
Brent B. Bickett	10/30/2017	FNF Group Performance-Based Restricted Stock	—	—	—	—	43,243	—	—	1,606,477
		FNF Annual Incentive Plan	304,125	608,250	1,216,500	—	—	—	—	—
Roger S. Jewkes	10/30/2017	FNF Group Performance-Based Restricted Stock	—	—	—	—	42,799	—	—	1,589,983
		FNF Annual Incentive Plan	393,750	787,500	1,575,000	—	—	—	—	—
Michael J. Nolan	10/30/2017	FNF Group Performance-Based Restricted Stock	—	—	—	—	48,506	—	—	1,801,998
		FNF Annual Incentive Plan	393,750	787,500	1,575,000	—	—	—	—	—

(1)                                 With respect to the annual incentive plan, the amount shown in column (d) is 50% of the target amount shown in column (e), and the amount shown in column (f) is 200% of the target amount shown in column (e).

(2)                                 The amounts shown in column (h) reflect the number of shares of performance-based restricted stock granted to each named executive officer under our omnibus plan.

(3)                                 The amounts shown in column (k) represent the grant date fair value of each restricted stock award based upon a $37.15 per share grant date fair value.

Outstanding Equity Awards at Fiscal Year End

	Option Awards(1)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Raymond R. Quirk	11/8/2012	120,578	—	14.38	11/8/2019	—	—	—	—
	11/21/2013	656,181	—	17.76	11/21/2020	—	—	—	—
	11/3/2014	232,640	—	21.84	11/3/2021	—	—	—	—
	10/29/2015	200,180	100,093	25.53	10/29/2022	34,348	1,337,168	—	—
	12/21/2016	—	—	—	—	112,575	4,382,545	—	—
	10/30/2017	—	—	—	—	—	—	125,841	4,938,001
Anthony J. Park	11/3/2014	29,080	—	21.84	11/3/2021	—	—	—	—
	10/29/2015	45,495	22,748	25.53	10/29/2022	9,618	374,429	—	—
	12/21/2016	—	—	—	—	29,137	1,134,303	—	—
	10/30/2017	—	—	—	—	—	—	31,386	1,231,587
Michael J. Nolan	11/21/2013	75,884	—	17.76	11/21/2020	—	—	—	—
	11/3/2014	75,608	—	21.84	11/3/2021	—	—	—	—
	10/29/2015	77,342	38,672	25.53	10/29/2022	16,030	624,048	—	—
	3/3/2016	—	—	—	—	2,840	110,561	—	—
	12/21/2016	—	—	—	—	45,029	1,752,979	—	—
	10/30/2017	—	—	—	—	—	—	48,506	1,903,375
Brent B. Bickett	11/21/2013	51,709	—	17.76	11/21/2020	—	—	—	—
	11/3/2014	58,160	—	21.84	11/3/2021	—	—	—	—
	10/29/2015	81,892	40,947	25.53	10/29/2022	13,739	534,859	—	—
	12/21/2016	—	—	—	—	40,144	1,562,806	—	—
	10/30/2017	—	—	—	—	—	—	43,243	1,696,855
Roger Jewkes	11/21/2013	255,909	—	17.76	11/21/2020	—	—	—	—
	11/3/2014	90,148	—	21.84	11/3/2021	—	—	—	—
	10/29/2015	68,242	34,123	25.53	10/29/2022	13,739	534,859	—	—
	3/4/2016	—	—	—	—	2,809	109,354	—	—
	12/21/2016	—	—	—	—	39,733	1,546,806	—	—
	10/30/2017	—	—	—	—	—	—	42,799	1,679,433

(1)                                 Option grants made in 2015, 2014, 2013, and 2012 were granted under the omnibus incentive plan as part of our 2015, 2014, 2013, and 2012 long-term incentive compensation and vest in equal installments over a period of three years on each anniversary of the date of grant. The number of options outstanding and the exercise prices were adjusted pursuant to the anti-dilution provisions of the omnibus incentive plan in connection with the Black Knight Spin-Off.

(2)                                 We made the October 2015, March 2016, December 2016 and October 2017 stock awards under the omnibus incentive plan. The October 2015 grants vest in equal installments over a period of three years on each anniversary of the date of grant given that we achieved pre-tax margin of 8.5% in our title segment in at least two of the five quarters beginning October 1, 2015. The March 2016 grants vest in equal installments over a period of three years on each anniversary of the grant date. The December 2016 grants vest in equal installments over a period of three years on each anniversary of the grant date given that we achieved title operating margin of 8% in our title segment in at least two of the six quarters beginning January 1, 2017. The October 2017 grants vest in equal installments over a period of three years on each anniversary of the grant date provided that we achieve title operating margin of 8.5% in our title segment in at least two of the five quarters beginning October 1, 2017.  Market values are based on the December 29, 2017 closing price of $39.24 per share.  The number of stock awards outstanding were adjusted pursuant to the anti-dilution provisions of the omnibus incentive plan in connection with the Black Knight Spin-Off.

Option Exercises and Stock Vested

The following table sets forth information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended December 31, 2017 for each of the named executive officers on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raymond R. Quirk	—	—	203,001	7,718,584
Anthony J. Park	189,636	2,475,975	88,331	3,034,522
Brent B. Bickett	445,131	8,690,804	153,738	4,937,396
Roger Jewkes	—	—	54,066	2,038,470
Michael J. Nolan	110,210	1,606,566	55,945	2,109,111

(1)                                 For each named executive officer, except Mr. Jewkes and Mr. Nolan, includes restricted stock awards of Black Knight common stock issued in exchange for a profits interest award originally issued by Black Knight Financial Services, LLC in connection with the IPO, which vested on January 9, 2017, the third anniversary of the date of grant of the profits interest awards. For Mr. Park and Mr. Bickett, also includes restricted shares of common stock of FNFV which Messrs. Park and Bickett received prior to our spin-off of FNFV on November 17, 2017.  For Mr. Bickett, also includes 55,556 options in OneDigital which were vested and cashed out for consideration of $1,055,309 in connection with FNFV’s sale of OneDigital.

Employment Agreements

We have entered into employment agreements with all of our named executive officers. Additional information regarding post-termination benefits provided under these employment agreements can be found in the “Potential Payments upon Termination or Change in Control” section.

Raymond R. Quirk

We entered into a three-year amended and restated employment agreement with Mr. Quirk, effective October 10, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Quirk’s minimum annual base salary is $740,000, with an annual cash incentive target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Quirk is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Quirk and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Quirk is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

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

Anthony J. Park

We entered into a three-year amended and restated employment agreement with Mr. Park, effective October 10, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the agreement, Mr. Park’s minimum annual base salary is $375,000, with an annual cash incentive target equal to at least 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Park is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Park and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Park is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

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

Michael J. Nolan

We entered into a three-year amended and restated employment agreement with Mr. Nolan, effective March 2, 2016 with a provision for automatic annual extensions beginning on the second anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Mr. Nolan is entitled to a minimum annual base salary of $575,000 and an annual cash bonus target of 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Nolan and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Nolan is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

If any payments or benefits to be paid to Mr. Nolan pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Nolan may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Nolan does not elect to have such payments so reduced, Mr. Nolan is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Mr. Nolan’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

Brent B. Bickett

We entered into a three-year amended and restated employment agreement with Mr. Bickett, effective July 2, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Effective as of January 1, 2012, we entered into an amendment to the employment agreement with Mr. Bickett pursuant to which Mr. Bickett was entitled to a minimum annual base salary of $276,500 and an annual cash bonus target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Effective as of July 1, 2012, we entered into an additional amendment to the employment agreement with Mr. Bickett in connection with his increased role and full-time status with us. Under the terms of the agreement, as amended, Mr. Bickett’s minimum annual base salary is $550,500, with an annual cash bonus target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Bickett is entitled to purchase supplemental disability insurance sufficient to provide at least 60% of his pre-disability base salary, and Mr. Bickett and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Bickett is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

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

Roger S. Jewkes

We entered into a three-year amended and restated employment agreement with Mr. Jewkes, effective March 3, 2016 with a provision for automatic annual extensions beginning on the second anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Mr. Jewkes is entitled to a minimum annual base salary of $630,000 and an annual cash bonus target of 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Jewkes and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Jewkes is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

If any payments or benefits to be paid to Mr. Jewkes pursuant to the terms of the employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Jewkes may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If Mr. Jewkes does not elect to have such payments so reduced, Mr. Jewkes is responsible for payment of any excise tax resulting from such payments and shall not be entitled to a gross-up payment under the employment agreement.

Mr. Jewkes’ employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

Annual Incentive Awards

In 2017, our compensation committee approved performance-based cash incentive award opportunities for our named executive officers. The performance-based cash incentive award opportunities are calculated by multiplying base salary by the named executive officer’s applicable percentage approved by our compensation committee based on the level of performance that we achieved. More information about the annual incentive awards, including the targets and criteria for determining the amounts payable to our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

Long Term Equity Incentive Awards

In October 2017, our compensation committee approved grants of performance-based restricted stock to all our named executive officers. The performance element applicable to the performance-based restricted stock is based upon achievement of pre-tax margin in our title segment of 8.5% in at least two of the five quarters beginning October 1, 2017. The restricted stock also vests proportionately each year over three years based on continued employment with us. More information about the long term equity incentive awards can be found in the “Compensation Discussion and Analysis” section.

Nonqualified Deferred Compensation

Under our nonqualified deferred compensation plan, which was amended and restated effective January 1, 2009, participants, including our named executive officers, can defer up to 75% of their base salary and 100% of their monthly, quarterly and annual incentives, subject to a minimum deferral of $18,000. Deferral elections are made during specified enrollment periods. Deferrals and related earnings are not subject to vesting conditions.

Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant, and may be changed on any business day.

Upon retirement, which generally means separation of employment after attaining age 60, an individual may elect either a lump-sum withdrawal or installment payments over 5, 10 or 15 years. Similar payment elections are available for pre-retirement survivor benefits. In the event of a termination prior to retirement, distributions are paid over a 5-year period. Account balances less than the applicable Internal Revenue Code Section 402(g) limit will be distributed in a lump-sum. Participants can elect to receive in-service distributions in a plan year designated by the participant and these amounts will be paid within two and one-half months from the close of the plan year in which they were elected to be paid. The participant may also petition us to suspend elected deferrals, and to receive partial or full payout under the plan, in the event of an unforeseeable financial emergency, provided that the participant does not have other resources to meet the hardship.

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

The table below describes the contributions and distributions made with respect to the named executive officers’ accounts under our nonqualified deferred compensation plan. None of the named executive officers deferred 2017 compensation under the plan. Messrs. Quirk, Jewkes and Nolan do not have balances in the nonqualified deferred compensation plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Anthony J. Park	—	—	60,760	—	375,004
Brent B. Bickett	—	—	118,733	—	674,846

Potential Payments upon Termination or Change in Control

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change in control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable, their employment agreements if their employment had terminated on December 31, 2017.

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

Potential Payments under Employment Agreements

As discussed above, we have entered into employment or service agreements with our named executive officers. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment or service termination scenarios.

Under the terms of each agreement, if the executive’s employment is terminated by us for any reason other than for cause and not due to death or disability, or by the executive for good reason then the executive is entitled to receive:

•                  any accrued obligations,

•                  a prorated annual incentive based on the actual incentive the named executive officer would have earned for the year of termination,

•                  in the case of Messrs. Quirk, Park and Bickett, a lump-sum payment equal to 200% of the sum of the executive’s (a) annual base salary and (b) the highest annual bonus paid to the executive within the three years preceding his termination or, if higher, the target bonus opportunity in the year in which the termination of employment occurs,

•                  in the case of Messrs. Jewkes and Nolan, a lump-sum payment equal to 100% of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs,

•                  immediate vesting and/or payment of all equity awards (except performance-based awards, which vest pursuant to the terms of the awards),

•                  the right to convert any life insurance provided by us into an individual policy, plus a lump sum cash payment equal to 36 months (18 months in the case of Messrs. Jewkes and Nolan) of premiums, and

•                  other COBRA coverage (so long as the executive pays the premiums) for a period of three years (18 months in the case of Messrs. Jewkes and Nolan) or, if earlier, until eligible for comparable benefits from another employer, plus a lump sum cash payment equal to the sum of 36 (18 in the case of Messrs. Jewkes and Nolan) monthly COBRA premium payments.

Under the terms of each agreement, if the executive’s employment or service terminates due to death or disability then the executive (or his estate) is entitled to receive:

•                  any accrued obligations,

•                  a prorated annual bonus based on (a) the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed, and

•                  immediate vesting and/or payment of all equity awards.

In addition, Messrs. Quirk’s and Park’s employment agreements provide for supplemental disability insurance sufficient to provide at least 2/3 of the executive’s pre-disability base salary. Mr. Bickett is entitled to purchase supplemental disability insurance sufficient to provide 60% of his pre-disability base salary. For purposes of the agreements, an executive will be deemed to have a “disability” if he is entitled to receive long-term disability benefits under our long-term disability plan.

If the executive’s employment or service is terminated by us for cause or by the executive without good reason our only obligation is the payment of any accrued obligations.

For purposes of each agreement, “cause” means the executive’s:

•                  persistent failure to perform duties consistent with a commercially reasonable standard of care,

•                  willful neglect of duties,

•                  conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty,

•                  material breach of the employment or service agreement, or

•                  impeding or failing to materially cooperate with an investigation authorized by our board.

For purposes of Messrs. Quirk’s, Park’s and Bickett’s agreements, “good reason” includes:

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

For purposes of Messrs. Quirk’s, Park’s, and Bickett’s agreements, a “change in control” means:

•                  an acquisition by an individual, entity or group of more than 50% of our voting power,

•                  a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger,

•                  a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger,

•                  during any period of two consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office,

•                  a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (1) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (2) 50% of the voting stock of which is owned by us after the sale, transfer or disposition, or

•                  our shareholders approve a plan or proposal for the liquidation or dissolution of our company.

For purposes of Messrs. Jewkes’ and Nolan’s agreements, “good reason” includes:

•                  a material diminution of the executive’s title, annual base salary or annual bonus opportunity, or

•                  our material breach of any of our obligations under the employment agreement.

Potential Payments under FNF Omnibus Incentive Plan

In addition to the post-termination rights and obligations set forth in the employment agreements of our named executive officers, our omnibus incentive plan provides for the potential acceleration of vesting and/or payment of equity awards in connection with a change in control. Under our omnibus incentive plan, except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control any and all outstanding options and stock appreciation rights will become immediately exercisable, any restriction imposed on restricted stock, restricted stock units and other awards will lapse, and any and all performance shares, performance units and other awards with performance conditions will be deemed earned at the target level, or, if no target level is specified, the maximum level.

For purposes of our omnibus plan, the term “change in control” means the occurrence of any of the following events:

•                  an acquisition by an individual, entity or group of 25% or more of our voting power (except for acquisitions by us or any of our employee benefit plans),

•                  during any period of two consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office,

•                  a reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats, or

•                  our shareholders approve a plan or proposal for our liquidation or dissolution.

Estimated Cash Payments upon Termination of Employment

Our estimate of the cash severance amounts that would be provided to the named executive officers assumes that their employment terminated on December 31, 2017. The severance amounts do not include a prorated 2017 annual incentive since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the amount whether or not the termination occurred. For a termination of employment by us for any reason other than cause or a termination by the executive for good reason, the following payments would have been made under the agreements: Mr. Quirk $8,144,364; Mr. Park $3,339,157; Mr. Nolan $2,355,800; Mr. Bickett $4,594,359; and Mr. Jewkes $2,415,704.

For a termination of employment due to death or disability, none of the named executive officers would be entitled to severance or enhanced payments or benefits.

Estimated Equity Payments upon Termination of Employment or Change in Control

As disclosed in the Outstanding Equity Awards at Fiscal Year-End tables, each named executive officer had outstanding unvested stock options and restricted stock awards on December 31, 2017. Under the terms of our omnibus plan and award agreements, these stock options and restricted stock awards would vest upon a change in control and would vest as to a pro-rated portion upon termination for death or disability. In addition, under the named executive officers’ employment agreements, these stock options and restricted stock awards would vest upon a termination due to death or disability, and the portion of these stock options and restricted stock awards that vest based solely on the passage of time would vest upon any termination of employment by us not for cause or a termination by the executive for good reason. In any other termination event, all unvested stock options and restricted stock awards would expire at the employment termination date.

The following estimates are based on a common stock price of $39.24 per share which was the closing price of our common stock on December 29, 2017. The stock option amounts reflect the excess of this share price over the exercise price of the unvested stock options that would vest. The restricted stock amounts were determined by multiplying the number of shares that would vest by the applicable closing price. Our estimate of the value of equity that would vest assumes that a change in control and, as applicable, a termination of employment occurred on December 31, 2017.

The estimated value of the stock options held by the named executive officers that would vest upon a change in control or upon a termination of the named executive officers’ employment by us not for cause, including a termination due to death or disability, or a termination by the executives for good reason would be as follows: Mr. Quirk $1,372,275; Mr. Park $311,875; Mr. Nolan $530,193; Mr. Bickett $561,383; and Mr. Jewkes $467,826.

The estimated value of restricted stock awards (including accumulated dividends) held by the named executive officers that would vest upon a change in control would be as follows: Mr. Quirk $10,884,357; Mr. Park $2,800,055; Mr. Nolan $4,490,537; Mr. Bickett $3,877,762; and Mr. Jewkes $3,958,072. The estimated value of restricted stock awards (including accumulated dividends) held by the named executive officers that would vest upon a termination of the named executive officers’ employment by us not for cause or a termination by the named executive officers for good reason would be as follows: Mr. Quirk $5,912,379; Mr. Park $1,559,995; Mr. Nolan $2,574,065; Mr. Bickett $2,169,231; and Mr. Jewkes $2,267,084. The estimated value of the restricted stock awards (including accumulated dividends) held by the named executive officers that would vest upon a termination of the named executive officers’ employment due to death or disability would be as follows: Mr. Quirk $10,884,357; Mr. Park $2,800,055; Mr. Nolan $4,490,537; Mr. Bickett $3,877,762; and Mr. Jewkes $3,958,072.

In connection with certain change in control transactions, our named executive officers may require ServiceLink to purchase their ServiceLink profits interest awards for an amount equal to the fair market value of the interests. For this purpose, a change in control would include an acquisition of more than 50% of the combined voting power of the stock of Black Knight or a sale of all or substantially all of Black Knight’s or our assets.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of Richard N. Massey (Chair), Cary H. Thompson, and Daniel D. (Ron) Lane. During fiscal year 2017, no member of the compensation committee was a former or current officer or employee of FNF or any of its subsidiaries. In addition, during fiscal year 2017, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Discussion of Our Compensation Policies and Practices as They Relate to Risk Management

We reviewed our compensation policies and programs for all employees, including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In conducting the analysis, we reviewed the structure of our executive, non-officer and sales commission incentive programs and the internal controls and risk abatement processes that are in place for each program. We also reviewed data compiled across our direct title operations, agency title operations, ServiceLink, and corporate operations relative to total revenue, total profits, total compensation expenses and incentive program expenses (including as a percentage of both revenue and total compensation expenses).

We believe that several design features of our executive compensation programs mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the compensation committee’s discretion to reduce awards, serve to mitigate excessive risk-taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by the compensation committee’s review and approval of the awards and payments under the awards, our ability to recover any incentive-based compensation pursuant to our clawback policy and the internal and external review of our financials. We also believe that our balance of stock options and restricted stock and use of multi-year vesting schedules in our long-term incentive awards encourages recipients to deliver incremental value to our shareholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk. In addition, in 2009 we increased required stock ownership multiples for some executives and included stock retention requirements in our restricted stock awards, both of which help to align our executives’ interests with our long-term performance and mitigate risk.

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

2017 CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2017, which we refer to as the CEO pay ratio.  Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The ratio of the annual total compensation of our CEO, calculated as described above, to the median of the annual total compensation of all employees for 2017 was 174 to 1.  This ratio was based on the following:

•                  the annual total compensation of our CEO, determined as described above, was $8,961,216; and

•                  the median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $51,464.

Methodology for Determining Our Median Employee.  For purposes of the above CEO pay ratio disclosure, we are required to identify a median employee based on our worldwide workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time).  The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our CEO).  Accordingly, to identify the median of the compensation of our employee population, the methodology and the material assumptions and estimates that we used were as follows:

Employee Population.  We determined that, as of November 30, 2017, the date we selected to identify the median employee, our total global employee population consisted of approximately 26,600 individuals working for FNF.

Compensation Measure Used to Identify the Median Employee.  Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees.  Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected base salary/wages and overtime pay, plus paid incentive bonus through November 30, 2017 as the compensation measure.

•                  We annualized the compensation of employees to cover the full calendar year, and also annualized any new hires in 2017 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

•                  We did not make any cost-of-living adjustments in identifying the median employee.

•                  Using this methodology, we estimated that the median employee was an employee with base salary/wages and overtime pay plus paid incentive bonus for the year ended December 31, 2017 of $51,323.

Annual Total Compensation of Median Employee.  In order to determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $51,464.

Annual Total Compensation of Chief Executive Officer.  With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Quirk in the “Total” column for 2017 in the Summary Compensation Table included in this Annual Report on Form 10-K.

Director Compensation

Compensation of our Chairman

William P. Foley, II serves as non-executive Chairman of the Board, and we have entered into a non-executive director services agreement with him on January 8, 2016. In determining the total compensation for Mr. Foley we considered his ongoing role as non-executive Chairman for developing and implementing our long-term strategy and investments, particularly in light of his substantial knowledge of our operations as our founder and a long-time executive.

In 2017, pursuant to his director services agreement, Mr. Foley received an annual board retainer of $390,000 for his services relating to FNF and $390,000 for his services relating to FNFV and a long-term incentive award of 18,843 restricted shares for his board duties.

Prior to the Split-Off, Mr. Foley also received a payment of $18,114,690 in connection with the sale of One Digital and a payment of $1,014,000 from Cannae in connection with the release of escrow proceeds related to the sale by Ceridian of Comdata to FleetCor in 2014 under the Investment Success Incentive Program discussed above, which only pays out under a predetermined formula based on liquidity, monetization and similar events where the returns can be objectively determined.   As a result of the sale of OneDigital, FNFV’s shareholders indirectly received $260,501,000 in excess of the $70,800,000 base value of the investment used to measure gain for purposes of the awards. Mr. Foley’s payment reflects his allocated 71% of the 10% incentive pool, less the held back amount relating to the pending distribution of escrowed funds.  Mr. Foley’s Comdata escrow payment reflects his allocated 71% of the remaining Holdback Amount.  The Investment Success Incentive Program was assumed by Cannae in connection with the Split-Off, and we will make no further payments to Mr. Foley with respect to that plan.

We entered into a non-executive director services agreement with Mr. Foley on January 8, 2016. The agreement provides that Mr. Foley will receive an annual retainer of $780,000. The agreement provides that Mr. Foley and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group and that Mr. Foley is entitled to continued use of our aircraft. Mr. Foley is also entitled to receive equity grants under our equity incentive plans, as determined by our compensation committee, with the grant date fair value of the annual grant being at least $600,000.

Under the terms of Mr. Foley’s agreement, if his service is terminated by us for any reason other than for cause, due to death or disability, by him for good reason or if he is not nominated to run for re-election as chairman of the board, is nominated, but does not receive enough votes to be re-elected to the board, or is removed as chairman of the board for reasons other than cause, then he is entitled to receive:

•                  any accrued obligations, and

•                  immediate vesting and/or payment of all our equity awards.

If we terminate Mr. Foley’s service for cause or he resigns without good reason our only obligation is the payment of any accrued obligations.

For purposes of Mr. Foley’s agreement, “Cause” means Mr. Foley’s:

•                  persistent failure to perform duties consistent with a commercially reasonable standard of care,

•                  willful neglect of duties,

•                  conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty,

•                  material breach of the employment or service agreement, or

•                  impeding or failing to materially cooperate with an investigation authorized by our board.

For purposes of Mr. Foley’s agreement, “good reason” includes:

•                  a material diminution in his position or title or the assignment of duties to him that are materially inconsistent with his position or title,

•                  a material diminution of his annual retainer,

•                  within six months immediately preceding or within two years immediately following a change in control, (1) a material adverse change in this status, authority or responsibility, (2) a material adverse change in the position to whom he reports or to his service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom he reports,

•                  our material breach of any of our obligations under the employment agreement, or

•                  election of a new director to the board of directors who he did not consent to or vote for.

For purposes of Mr. Foley’s agreement, a “change in control” means:

•                  an acquisition by an individual, entity or group of more than 50% of our voting power,

•                  a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger,

•                  a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger,

•                  during any period of two consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office,

•                  a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (1) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (2) 50% of the voting stock of which is owned by us after the sale, transfer or disposition, or our shareholders approve a plan or proposal for the liquidation or dissolution of our company.

Mr. Foley remains the Executive Chairman of Black Knight’s Board of Directors. The compensation paid by Black Knight to Mr. Foley for his service as Executive Chairman of Black Knight prior to the Spin-Off is included in these discussions and the tables that follow because FNF owned a majority of Black Knight’s outstanding stock through September 29, 2017, when the Spin-Off was completed. Mr. Foley received salary of $461,538 paid by Black Knight for his service as executive chairman of the Black Knight board through the date of the Black Knight Spin-Off. Mr. Foley also received a long-term incentive award of 203,160 restricted shares of Black Knight, which vest proportionately each year over three years from the date of grant based upon continued service on New Black Knight’s board, subject to the achievement of performance-based criteria.

As shown in the table below, which reflect the compensation earned by Mr. Foley as (1) non-executive Chairman of FNF, (2) under the Investment Success Incentive Program with respect to services provided to FNFV, and (3) as Executive Chairman of Black Knight, only approximately 4% of Mr. Foley’s compensation disclosed in the discussion above and tables that follow was earned in his role as non-executive Chairman of FNF with the remaining 96% earned under the Investment Success Incentive Program and with respect to services provided to FNFV and Cannae and as Executive Chairman of Black Knight. Compensation earned by Mr. Foley as non-executive chairman of FNF represents 15% of the total compensation earned by our Chief Executive Officer, Mr. Quirk, in 2017 as reported in the Summary Compensation Table.  Details relating to the compensation Mr. Foley earned as Executive Chairman of Black Knight can be found in Black Knight’s Annual Proxy Statement for its 2018 annual meeting of shareholders.

Breakdown of Mr. Foley’s Compensation Earned by Company

Company	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
FNF	402,500	700,017	—	209,428	1,311,945
FNFV	390,000	—	19,128,690	—	19,518,690
Black Knight	461,538	7,699,764	0	390,518	8,551,820

(1)                                 With respect to FNF, reflects Mr. Foley’s cash fee for service as Chairman of the FNF Board. With respect to Black Knight, reflects Mr. Foley’s cash salary for service as Executive Chairman of Black Knight’s Board of Director’s through the date of the Black Knight Spin-Off.

(2)                                 Reflects the grant date fair value of (1) the restricted stock award Mr. Foley received for service as a director and non-executive Chairman of FNF, which consisted of 18,843 restricted shares of FNF Group stock, and (2) the restricted stock award Mr. Foley received as Executive Chairman of Black Knight, which consisted of 203,160 shares of Black Knight stock.  Assumptions used in the calculation of the amounts of the FNF awards are included in Note O to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018.  Assumptions used in the calculation of the amounts of the Black Knight awards are included in Note 13 to the audited financial statements for the fiscal year ended December 31, 2017 included in Black Knight’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

(3)                                 With respect to FNFV, reflects the amount earned by Mr. Foley pursuant to the Investment Success Incentive Program, a cash incentive award relating to the FNFV companies and investments granted in 2014.

(4)                                 Amount includes ESPP matching contributions and dividends on restricted stock for FNF, and for Black Knight, amount includes ESPP matching contributions, personal airplane use, life insurance premiums, executive medical plan premiums and 401(k) matching contributions through the date of the Black Knight Spin-Off.

Compensation of our Other Directors

Mr. Quirk, who is a salaried employee, receives no additional compensation for services as a member of our board. In 2017, all non-employee directors other than Mr. Foley received an annual retainer of $80,000, payable quarterly. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments) of $100,000 and $35,000, respectively, for their service on the audit committee. The chairman and each member of the compensation committee received an additional annual fee (payable in quarterly installments) of $25,000 and $15,000, respectively, for their service on such committees. The chairman and each member of the corporate governance and nominating committee received an additional annual fee (payable in quarterly installments) of $20,000 and $10,000, respectively, for their service on such committees. Mr. Massey, who serves as our Lead Independent Director, does not receive any additional compensation for that role. In addition, in 2017 each non-employee director received a long-term incentive award of 5,787 restricted shares.  These restricted share awards were granted under our omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board, subject to the achievement of performance-based criteria. In addition, Ms. Murren received a new director award of 4,961 restricted shares in connection with joining our board. We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings and director education programs. Finally, each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he or she elects to defer any board or committee fees. Mr. Ammerman deferred the fees he earned in 2017 for his services as a director and the chairman of the audit committee.

In addition, Messrs. Hagerty, Massey and Rood serve as non-employee directors of Black Knight and, in 2017 prior to the Black Knight Spin-Off, received an annual retainer of $60,000, payable quarterly, plus $2,000 for each board meeting attended in 2017.  Mr. Rood received an additional annual fee (payable in quarterly installments) of $25,000 for his service on the Black Knight audit committee and $15,000 for his service on the risk committee, plus a fee of $1,500 for each audit committee and risk committee meeting attended in 2017 prior to the Black Knight Spin-Off. Messrs. Massey and Hagerty received an additional annual fee (payable in quarterly installments) of $15,000 and $10,000, respectively, for their service on the Black Knight compensation committee, plus a fee of $1,500 for each compensation committee meeting attended in 2017 prior to the Black Knight Spin-Off. Mr. Hagerty also received an annual fee of $10,000 for his service on the Black Knight nominating and corporate governance committee plus a fee of $1,500 for each nominating and corporate governance committee meeting attended in 2017 prior to the Black Knight Spin-Off.

Mr. Rood received an additional retainer of $10,000 for his services on the ServiceLink audit and risk committees.  Mr. Foley no longer receives cash compensation or benefits for his services as Chairman of ServiceLink.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ending December 31, 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)		Total ($)
William P. Foley, II	1,254,038	8,399,781	—	19,128,690	599,946	(5)	29,382,455
Douglas K. Ammerman	—	214,987	—	—	13,010		227,997
Willie D. Davis	125,000	214,987	—	—	13,010		352,997
Thomas M. Hagerty	224,000	214,987	—	—	13,594		452,581
Janet E. Kerr	87,500	214,987	—	—	4,336		306,823
Daniel D. (Ron) Lane	104,000	214,987	—	—	13,010		331,997
Richard N. Massey	239,500	214,987	—	—	13,335		467,822
Heather H. Murren	32,967	363,767	—	—	—		396,734
John D. Rood	176,750	214,987	—	—	13,010		404,747
Peter O. Shea, Jr.	104,000	214,987	—	—	13,010		331,997
Cary H. Thompson	104,000	214,987	—	—	13,010		331,997
Frank P. Willey	87,500	214,987	—	—	13,010		315,497

(1)                                 Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a FNF director in 2017 for Messrs. Ammerman, Davis, Lane, Shea and Thompson, Ms. Kerr and Ms. Murren, as a FNF and Black Knight director for Messrs. Foley, Hagerty and Massey, and as a FNF, Black Knight and ServiceLink director for Mr. Rood.

(2)                                 Amounts shown for all directors represent the grant date fair value of restricted stock awards granted in 2017, computed in accordance with FASB ASC Topic 718. For all directors, except Mr. Foley, these amounts include a grant date fair value of $214,987 with respect to awards of performance-based restricted shares granted in October 2017, and for Ms. Murren, $148,780 with respect to time-based restricted shares granted in May 2017, each of which vest over a period of three years from the grant date. For Mr. Foley these amounts are described in Note 5, below.  Assumptions used in the calculation of the amounts of the FNF awards are included in Note O to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018. Restricted stock awards granted for the fiscal year ended December 31, 2017 for each director were as follows: Mr. Foley 18,843; Mr. Ammerman 5,787; Mr. Davis 5,787;  Mr. Hagerty 5,787; Ms. Kerr 5,787; Mr. Lane 5,787; Mr. Massey 5,787; Ms. Murren 10,748; Mr. Rood 5,787;  Mr. Shea, Jr. 5,787; Mr. Thompson 5,787; and Mr. Willey 5,787. The fair value of the awards as shown above is based on a per share fair value of $37.15 and, with respect to Ms. Murren’s new director restricted stock award, a per share fair value of $29.99. As of December 31, 2017, FNF restricted stock awards outstanding for each director were as follows: Mr. Foley 103,434; Mr. Ammerman 15,577; Mr. Davis 15,577; Mr. Hagerty 15,577; Ms. Kerr 17,331; Mr. Lane 15,577; Mr. Massey 15,820; Ms. Murren 10,748; Mr. Rood 15,577; Mr. Shea, Jr. 15,577;  Mr. Thompson 15,577; and Mr. Willey 15,577.

(3)                                 There were no option awards granted for the fiscal year ended December 31, 2017. As of December 31, 2017, FNF option awards outstanding for each director were as follows: Mr. Foley 2,512,942; Mr. Ammerman 37,989; Mr. Davis 92,777; Mr. Hagerty 99,139; Ms. Kerr 0; Mr. Lane 7,138; Mr. Massey 94,565; Ms. Murren 0; Mr. Rood 84,740; Mr. Shea, Jr. 92,777; Mr. Thompson 92,777; and Mr. Willey 92,777.

(4)                                 Amounts shown for all directors reflect dividends paid on shares of our restricted stock in 2017.

(5)                                 With respect to Mr. Foley, amount includes (1) for FNF, dividends on restricted stock and ESPP matching contributions, and (2) for Black Knight, amount includes ESPP matching contributions, personal airplane use, life insurance premiums, executive medical plan premiums and 401(k) matching contributions through the date of the Black Knight Spin-Off.

Foley ($)
ESPP Matching Contributions—FNF	17,163
ESPP Matching Contributions—Black Knight	24,895
Restricted Stock Dividends	192,265
Life Insurance Premiums	247
Personal Airplane Use—Black Knight	329,769
Executive Medical	29,869
Company match—401(k)—Black Knight	5,738

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 274,588,956 shares of FNF Group stock outstanding as of April 16, 2018. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of FNF Group stock or FNFV Group stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our FNF Group stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Title of Series	Shares Beneficially Owned(1)	Percent of Series(2)
BlackRock, Inc.	FNF Group	14,224,194	5.1%
55 East 52nd Street, New York, NY 10022
FMR LLC	FNF Group	15,095,099	5.5%
245 Summer Street, Boston, MA 02210
T. Rowe Price Associates, Inc.	FNF Group	25,368,244	9.2%
100 E. Pratt Street, Baltimore, MD 21202
The Vanguard Group	FNF Group	20,739,461	7.5%
100 Vanguard Boulevard, Malvern, PA 19355

(1)                                 Based on information as of December 31, 2017 that has been publicly filed with the SEC.

(2)                                 Applicable percentages based on shares of our FNF Group common stock outstanding as of April 16, 2018.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership as of April 16, 2018 of our FNF Group stock by:

•                  each of our directors and nominees for director;

•                  each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•                  all of our executive officers and directors as a group.

Name(1)	Title of Series	Number of Shares	Number of Options(2)	Total	Percent of Total
Douglas K. Ammerman	FNF Group	105,705	30,851	136,556	*
Brent B. Bickett	FNF Group	627,927	191,761	819,688	*
Willie D. Davis	FNF Group	101,578	85,639	187,217	*
William P. Foley, II(3)	FNF Group	6,326,890	2,312,759	8,639,649	3.1%
Thomas M. Hagerty	FNF Group	208,164	92,001	300,165	*
Roger Jewkes(4)	FNF Group	482,150	414,299	896,449	*
Janet Kerr	FNF Group	21,736	—	21,736	*
Daniel D. (Ron) Lane	FNF Group	261,696	—	261,696	*
Richard N. Massey	FNF Group	160,531	86,830	247,361	*
Heather H. Murren	FNF Group	10,748	—	10,748	*
Michael J. Nolan(5)	FNF Group	189,371	228,834	418,205	*
Anthony J. Park(6)	FNF Group	399,075	74,575	473,650	*
Raymond R. Quirk(7)	FNF Group	1,661,340	1,209,579	2,870,919	1.0%
John D. Rood	FNF Group	42,481	77,602	120,083	*
Peter O. Shea, Jr.	FNF Group	135,108	85,639	220,747	*
Cary H. Thompson	FNF Group	59,724	85,639	145,363	*
All directors and officers (18 persons)	FNF Group	11,261,406	5,515,930	16,777,336	6.1%

*                                         Represents less than 1% of our common stock.

(1)                                 The business address of such beneficial owner is c/o Fidelity National Financial, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204.

(2)                                 Includes vested options and options vesting within 60 days of April 16, 2018.

(3)                                 Includes 2,245,122 shares of FNF Group stock held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole shareholders; and 708,106 shares of FNF Group stock owned by the Foley Family Charitable Foundation. Includes 2,300,000 directly owned shares and 1,700,000 shares owned by Folco Development Corporation that are pledged as security in accordance with a previously granted waiver to our hedging and pledging policy.

(4)                                 Includes 488,640 shares of FNF Group stock held by the Jewkes Family Trust.

(5)                                 Includes 26,221 shares of FNF Group stock held by the Michael J. Nolan Trust.

(6)                                 Includes 154,653 shares of FNF Group stock owned by the Anthony J. Park and Deborah L. Park Living Trusts.

(7)                                 Includes 1,035,630 shares of FNF Group stock held by the Quirk 2002 Trust, and 47,193 shares of FNF Group stock held by the Raymond Quirk 2004 Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by security holders	8,529,427	$20.38	12,589,266	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	8,529,427	$20.38	12,589,266	(1)

(1)                                 In addition to being available for future issuance upon exercise of options and SARs, under the FNF omnibus plan 12,589,266 FNF Group shares may be issued in connection with awards of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

All of our directors other than Mr. Quirk, who is our Chief Executive Officer, are non-employees. During the first quarter of 2018, the board of directors determined that Douglas K. Ammerman, Willie D. Davis, Thomas M. Hagerty, Janet Kerr, Daniel D. Lane, Richard N. Massey, Heather H. Murren, John D. Rood, Peter O. Shea, Jr. and Cary H. Thompson are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines. The board of directors also determined that Messrs. Massey, Lane and Thompson meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board considered all relationships that might bear on our directors’ independence from FNF. The board of directors determined that William P. Foley, II is not independent because he was the Executive Chairman and an employee of FNF during 2015 and the first eight days of 2016; and Raymond R. Quirk is not independent because he is the Chief Executive Officer and an employee of FNF.

In considering the independence of Douglas K. Ammerman, Thomas M. Hagerty, Daniel D. Lane, Heather H. Murren, Richard N. Massey, John D. Rood and Cary H. Thompson, the board of directors considered the following factors:

•                  In 2017, Messrs. Hagerty, Mr. Massey and Mr. Rood each served as directors of and own equity interests in our subsidiary ServiceLink and in Black Knight, which was our subsidiary prior to the Spin-Off in September 2017. Mr. Thompson also served as a director of ServiceLink and owns an equity interests in ServiceLink and Black Knight.

•                  Mr. Hagerty is a Managing director of Thomas H. Lee Partners, L.P., which owns approximately 20.9% of the outstanding interests in ServiceLink.

•                  Messrs. Ammerman, Hagerty, Massey and Rood each own a small non-voting minority interest in Black Knight Sports and Entertainment LLC, which owns the Vegas Golden Knights. Mr. Foley is the majority interest holder, and is Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC.

•                  Ms. Murren’s spouse is the Chairman and Chief Executive Officer of MGM Resorts International, which owns a majority interest in the T-Mobile Arena where the Vegas Golden Knights play home games. FNF is a season ticket holder for Vegas Golden Knights home games. In addition, FNF may use MGM hotel and conference facilities from time to time for corporate events. Amounts paid by FNF to entities owned or controlled by MGM Resorts International are at market rates.

•                  Mr. Thompson is a Vice Chairman of Bank of America Merrill Lynch, and FNF made payments to and received payments from entities affiliated with Bank of America Merrill Lynch in 2017. The board of directors determined that these payments do not impair Mr. Thompson’s independence because his compensation from Bank of America Merrill Lynch is not dependent on the amount of business Bank of America Merrill Lynch or its affiliates does with FNF or its subsidiaries.

The board of directors determined that these relationships were not of a nature that would impair the independence of Mr. Ammerman, Mr. Hagerty, Ms. Murren, Mr. Massey, Mr. Rood or Mr. Thompson. Ms. Kerr, Lane and Mr. Shea had no relationships with the Company that required consideration in determining their independence.

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

Certain Relationships and Related Transactions

Agreements with Cannae

As a result of the Split-Off, FNF and Cannae operate separately. In connection with the Split-Off, our title insurance underwriters Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2017, these shares represented approximately 8% of Cannae’s outstanding shares. We will dispose of the Cannae shares as soon as a disposition is warranted consistent with the business reasons for the ownership of the shares, but in no event later than five years after the Split-Off. In addition, we are subject to certain restrictions regarding voting of our Cannae shares described under “Voting Agreement” below. In addition, we and Cannae have overlapping executive officers. William P. Foley, II, our non-executive Chairman, is Executive Chairman of Cannae and serves on the boards of directors of FNF and Cannae; Brent B. Bickett, our Executive Vice President of Corporate Strategy is President of Cannae; and Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of Cannae. In order to govern certain of the ongoing relationships between us and Cannae and to provide mechanisms for an orderly transition, we have entered into certain agreements with Cannae, the terms of which are summarized below.

Reorganization Agreement

In connection with the Split-Off, we entered into a reorganization agreement with Cannae (the “reorganization agreement”) to provide for, among other things, the principal corporate transactions required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Cannae and FNF with respect to and resulting from the Split-Off.

The reorganization agreement provided for that, prior to the redemption date, (i) FNF would contribute to Cannae all of the assets and liabilities of Fidelity National Financial Ventures Group and (ii) subject to the satisfaction or waiver of certain conditions, FNF would redeem each outstanding share of FNFV common stock for shares of Cannae common stock that FNF received pursuant to the contribution.

The reorganization agreement also provides for mutual indemnification obligations, which are designed to make Cannae financially responsible for substantially all of the liabilities that may exist relating to the conduct of the businesses included in Cannae, whether such conduct occurred before or after the Split-Off, together with certain other specified liabilities, as well as for all liabilities incurred by Cannae after the Split-Off, and to make FNF financially responsible for all potential liabilities of Cannae which are not related to Cannae’s businesses, including, for example, any liabilities arising as a result of Cannae having been a subsidiary of FNF, together with certain other specified liabilities. These indemnification obligations exclude any matters relating to taxes. The reorganization agreement also provides for each of Cannae and FNF to preserve the confidentiality of all confidential or proprietary information of the other party for five years following the closing of the Split-Off (or three years following disclosure of such information to the other party, whichever is longer), subject to customary exceptions, including disclosures required by law, court order or government regulation.

Voting Agreement

In connection with the Split-Off and the issuance of the FNF Cannae shares, we entered into a voting agreement with Cannae (the “voting agreement”), pursuant to which we have agreed to cause our Cannae shares to be counted as present at any meeting of the stockholders of Cannae for the purpose of establishing a quorum. Additionally, under the voting agreement, we agreed to vote all of our Cannae shares in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than FNF and our subsidiaries) until the date on which FNF and our subsidiaries no longer beneficially own shares of Cannae common stock. In addition, we will not deposit any of our Cannae shares into a voting trust or grant any proxies or enter into a voting agreement, power of attorney or voting trust with respect to any of our Cannae shares, or take any action that would have the effect of preventing or materially delaying us from performing any of our obligations under the voting agreement.

Tax Matters Agreement

We have also entered into a tax matters agreement with Cannae that governs our respective rights, responsibilities and obligations with respect to taxes, the filing of tax returns, the control of audits and other tax matters.

Under the tax matters agreement, Cannae will pay, or as applicable, indemnify the FNF Group for any losses incurred by FNF with respect to (i) any taxes attributable to the operation and investments of the Cannae Group with respect to a pre Split-Off taxable period including any reduction to such taxes by reason of the use or offset of any tax item that is allocated to FNF, (ii) any taxes incurred as a result of the contribution and redemption, and (iii) any transfer taxes arising from the contribution and redemption, in each case other than taxes that arise from a disqualifying action. FNF will pay, or as applicable, indemnify the Cannae Group for any losses incurred by the Cannae Group with respect to (i) any taxes imposed by reason of a member of the Cannae Group having been a member of an FNF consolidated group on or prior to the Split-Off date, excluding any taxes which Cannae is responsible for as described above, (ii) any reduction in a tax payable by the FNF Group by reason of the use or offset of any tax item that is allocated to Cannae, and (iii) any taxes that are attributable to a disqualifying action.

FNF will be responsible for preparing and filing all tax returns which include one or more members of the FNF Group and one or more members of the Cannae Group. After the Split-Off, Cannae will prepare and file all tax returns of passthrough entities that report taxes that will be reflected on a tax return of a member of the FNF Group, and FNF will have review and approval rights with respect to such tax returns.

Generally, each of FNF and Cannae will be entitled to any refunds, credits, or offsets relating to taxes allocated to and paid by its respective group under the tax matters agreement. The members of the Cannae Group must waive their rights to carryback any tax attribute to a pre Split-Off taxable period of an FNF consolidated tax return to the extent permitted by applicable law. If such member is unable to elect to forego such carryback, the FNF Group will be entitled to any refunds resulting from such carryback.

If a party to the tax matters agreement receives a notice of a tax audit from a tax authority, and believes it may have a suffered or could potentially suffer any tax liability for which it may request indemnification, it must inform the party liable to make such indemnification payment (the “indemnifying party”). The indemnifying party has the right to control such audit and compromise or settle such tax audit, provided that the indemnified party must consent to such compromise or settlement to the extent that the indemnified party may be materially affected by such compromise or settlement. However, in the case of an audit relating to the tax free status of the transactions, FNF and Cannae will have the right to jointly control the audit.

To the extent permitted by applicable tax law, FNF and Cannae agree to treat any payments made under the tax matters agreement as a capital contribution or distribution (as applicable) immediately prior to the Split-Off. The amount of any indemnification payment made under the tax matters agreement will be reduced by the amount of any reduction in taxes actually realized by the party receiving such payment as a result of the event giving rise to the indemnification payment by the end of the taxable year in which the indemnity payment is made, and will be increased if and to the extent necessary to ensure that, after all required taxes on the indemnity payment are paid (including taxes applicable to any increases in the indemnity payment), the indemnified party receives the amount it would have received if the indemnity payment was not taxable.

We also agreed with Cannae to terminate any agreements that, due to applicable regulatory requirements, cannot be terminated as of closing of the Split-Off (a “Regulatory Agreement”). If, following the Split-Off, any member of either the FNF Group or the Cannae Group is required, pursuant to any Regulatory Agreement, to make a payment to the other group, the party whose group received such a payment will be required to make a corresponding payment in equal amount to the other party, so that each group will be in the same economic position had such Regulatory Agreement been terminated as of closing.

Finally, Cannae and its subsidiaries will be restricted by certain covenants related to the Split-Off. These restrictive covenants require that none of Cannae and its subsidiaries will:

•                  take, or fail to take, any action if such action, or failure to act, would be inconsistent with any covenant or representation made by Cannae or any of its subsidiaries in any transaction document, or prohibit certain restructuring transactions related to the Split-Off from qualifying for tax-free treatment for U.S. federal income tax purposes;

•                  during the restricted period, enter into any agreement, understanding, arrangement or substantial negotiations, pursuant to which any person or persons would (directly or indirectly) acquire, or have the right to acquire, Cannae equity interests; or

•                  during the restricted period, discontinue, sell, transfer or cease to maintain its active trade or business.

Notwithstanding the foregoing, Cannae and its affiliates may take an action prohibited by the foregoing if (i) FNF receives prior written notice describing the proposed action in reasonable detail, and (ii) Cannae delivers to FNF either (x) an opinion from a nationally recognized U.S. tax advisor providing that the completion of a proposed action by the Cannae Group (or any member thereof) should not affect the tax-free status of the transactions, or (y) a private letter ruling providing that the completion of a proposed action by the Cannae Group would not affect the tax-free status of the transactions, in each case in form and substance satisfactory to FNF. In addition, under certain circumstances Cannae will be permitted to issue reasonable Cannae equity-based compensation for services rendered to a member of the Cannae Group, provided that such person is permitted to receive Cannae stock under Safe Harbor VIII in Treasury regulations section 1.355-7(d).

Corporate Services Agreement

We entered into a corporate services agreement with Cannae (the “corporate services agreement”) pursuant to which we will provide Cannae with certain specified services, including insurance administration and risk management; other services typically performed by FNF’s legal, investor relations, tax, human resources, accounting and internal audit departments; and such other similar services that Cannae may from time to time request or require.

We agreed to use commercially reasonable efforts to keep and maintain in effect its relationships with its licensors, vendors and service providers that are integral to the provision of the corporate services to Cannae. The corporate services agreement will continue in effect until the earlier of (i) the date on which the corporate services agreement is terminated by mutual agreement of Cannae and FNF and (ii) the third anniversary of the date on which the corporate services agreement was entered into.

During the initial three years, we will provide these corporate services at no-cost, other than reimbursement for reasonable out-of-pocket costs and expenses incurred by us in connection with providing such services to Cannae. If the corporate services agreement remains in place for three years and is not mutually terminated by Cannae and FNF prior to that time, following the expiration of the initial three-year term, the corporate services agreement will automatically renew for successive one-year terms unless FNF and Cannae mutually agree to terminate the agreement.

Prior to any such one-year renewal term, FNF and Cannae will negotiate mutually agreeable arm’s length terms for the compensation Cannae will provide to us in exchange for the corporate services during such upcoming one-year term.

Pursuant to the corporate services agreement, during the year ended December 31, 2017, we received $150,759 in revenues from Cannae from the Split-Off until December 31, 2017.

Registration Rights Agreement

Our title insurance underwriter subsidiaries that own Cannae shares (the “Registration Rights Agreements parties”) entered into registration rights agreements with Cannae. The registration rights agreements provide the Registration Rights Agreements parties, and their permitted transferees, with the right to require Canane, at its expense, to register shares of Cannae common stock that the Registration Rights Agreements parties hold. The agreements also provide that Cannae will pay certain expenses of these electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act. The following description summarizes such rights and circumstances.

Demand Rights

Subject to certain limitations, beginning one year following the effectiveness of the proxy statement/prospectus related to the Split-Off, the Registration Rights Agreements parties (and their permitted transferees) will have the right, by delivering written notice to Cannae, to require Cannae to register the number of shares of common stock requested to be so registered in accordance with the registration rights agreement. Within five days following receipt of notice of a demand registration, we will be required to give written notice to all other beneficial holders of our registrable shares of common stock that have joined the registration rights agreement. Subject to certain limitations as described below, Cannae will include in the registration all securities with respect to which its receives a written request for inclusion in the registration within ten days after Cannae gives notice. Following the demand request, Cannae is required to use reasonable best efforts to have the applicable registration statement filed with the SEC within a specified period following the demand and is required to use best efforts to cause the registration statement to be declared effective. Any demand registration must include registrable securities having an aggregate market value of at least $10 million, and holders of Cannae’s registrable securities are limited to one demand registration within any nine month period.

Shelf Registration Rights on Form S-3

If Cannae is eligible to file a shelf registration statement on Form S-3, holders of registrable securities with registration rights under the registration rights agreement can request that Cannae register their shares for resale. Within five days following receipt of notice of a Form S-3 registration request, Cannae will be required to give written notice to all other beneficial holders of registrable shares of common stock that have joined the registration rights agreement. Subject to certain limitations as described below, Cannae will include in the Form S-3 registration all securities with respect to which it has received a written request for inclusion in the registration within seven days after it gives notice. Following such request, Cannae is required to use reasonable efforts to have the shelf registration statement declared effective. No Form S-3 registration request may be made within nine months following a prior demand or request.

In addition, once a shelf registration statement has been declared effective by the SEC pursuant to the forgoing, thereafter, from time to time, any holder of registrable securities that has joined the registration rights agreement may, by notice to Cannae, require Cannae to register such holder’s registrable securities pursuant to the shelf registration statement.

Piggyback Rights

Holders of registrable shares of common stock under the registration rights agreement will be entitled to request to participate in, or “piggyback” on, registrations of certain securities for sale by Cannae at any time after the Split-Off. This piggyback right will apply to any registration other than registration statements relating to any employee benefit plans, registration statements related to the issuance or resale of securities issued in connection with transactions or corporate reorganizations under Rule 145 of the Securities Act, or registration statements related to stock issued upon conversion of debt securities.

Conditions and Limitations

The registration rights are subject to conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and Cannae’s right to delay, suspend or withdraw a registration statement under specified circumstances. Additionally, in certain circumstances Cannae may withdraw a registration upon request by the holder of registrable securities.

Revolver Note

We entered into a revolver note with Cannae, which allows Cannae to borrow revolving loans from us from time to time in an aggregate amount not to exceed $100 million. The proceeds of the revolving loans may be used for investment purposes and working capital needs. The revolving loans accrue interest at LIBOR plus 450 basis points and mature on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.

Agreements with Black Knight

As a result of the Spin-Off, FNF and Black Knight are separate independent companies. Mr. Foley, our Chairman of the Board, also serves as Executive Chairman of Black Knight and is a director of both FNF and Black Knight, and Mr. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of Black Knight. In addition, Thomas M. Hagerty, Richard N. Massey and John D. Rood serve on the boards of directors of both FNF and Black Knight. In order to govern certain of the ongoing relationships between us and Black Knight following the Spin-Off, we have entered into certain agreements with Black Knight, the terms of which are summarized below.

Tax Matters Agreement

In connection with the Spin-Off, we entered into a tax matters agreement with Black Knight that governs our respective rights, responsibilities and obligations with respect to taxes, the filing of tax returns, the control of audits and other tax matters.

Under the tax matters agreement, we will be required to indemnify Black Knight for (i) any taxes of Black Knight or its subsidiaries New BKH Corp. (New BKH) or Black Knight Holdings, Inc. (BKHI) (except for taxes otherwise required to be indemnified by Black Knight, as described below) with respect to a pre-Spin-Off taxable period, (ii) any taxes (except for taxes otherwise required to be indemnified by us) pursuant to Treasury regulations Section 1.1502-6 (or comparable provision under any other applicable law) by reason of New BKH, BKHI, or Black Knight having been a member of an FNF Group on or prior to the Spin-Off date, (iii) any taxes resulting from the contributions or the Spin-Off failing to qualify as a reorganization within the meaning of Section 368(a) of the IRC and a distribution to which Section 355 of the IRC applies, (iv) any taxes arising as a result of the separation (other than taxes set forth in clause (iii), above), and (v) all transfer taxes, except, in each case, for taxes that arise from or are attributable to what we refer to as a Black Knight disqualifying action (as such term is described below).

Black Knight will be required to indemnify the FNF Group for (i) any taxes of New BKH or Black Knight attributable to a post-Spin-Off taxable period, (ii) any taxes, including with respect to a pre-Spin-Off taxable period, attributable to the ownership of BKFS LLC units by BKHI and other FNF Group members (excluding any taxes arising from any transfer of the BKFS LLC units by BKHI or any FNF Group member) except to the extent BKFS LLC previously made a tax distribution to BKHI or an FNF Group member in respect of such taxes, (iii) any taxes that arise from or are attributable to (a) any action by Black Knight or any of its subsidiaries, or the failure to take any action within their control which, negates the tax-free status of the transactions; or (b) direct or indirect changes in ownership of Black Knight or New BKH equity interests that cause the Spin-Off to be a taxable event to FNF as a result of the application of Section 355(e) of the IRC or to be a taxable event as a result of a failure to satisfy the “continuity of interest” or “device” requirements for tax-free treatment under Section 355 of the IRC (clauses (a) and (b), together, which we refer to as Black Knight disqualifying actions).

FNF will be responsible for preparing and filing all tax returns that include one or more members of the FNF Group and one or more members of the Black Knight Group for taxable periods beginning on or before the Spin-Off date. After the Spin-Off date, Black Knight will prepare and file all tax returns filed by BKFS LLC that report taxes that will be reflected on a tax return of a member of the FNF Group, and FNF will have review and approval rights with respect to such tax returns.

Generally, each of FNF and Black Knight will be entitled to any refunds, credits, or offsets relating to taxes allocated to and paid by its respective group under the tax matters agreement. The members of the Black Knight Group will be required to waive their rights to carryback any tax attribute to a pre-Spin-Off taxable period of an FNF consolidated tax return to the extent permitted by applicable law. If such member is unable to elect to forego such carryback, FNF will be entitled to any refunds resulting from such carryback.

If a party to the tax matters agreement receives a notice of a tax audit from a tax authority, and believes it may have suffered or could potentially suffer any tax liability for which it may request indemnification, it must inform the party liable to make such indemnification payment, which we refer to as the indemnifying party. The indemnifying party will have the right to control such audit and compromise or settle such tax audit, provided that the indemnified party must consent to such compromise or settlement to the extent that the indemnified party may be materially affected by such compromise or settlement. FNF and Black Knight will each have the right to jointly control any audit or proceeding relating to taxes incurred in connection with a failure of the separation to qualify for tax-free treatment, and neither FNF nor Black Knight will be permitted to compromise or settle any such audit or proceeding without the other party’s consent.

To the extent permitted by applicable tax law, FNF, Black Knight and New BKH agree to treat any payments made under the tax matters agreement as a capital contribution or distribution (as applicable) immediately prior to the Spin-Off. The amount of any indemnification payment made under the tax matters agreement will be reduced by the amount of any reduction in taxes actually realized by the party receiving such payment as a result of the event giving rise to the indemnification payment by the end of the taxable year in which the indemnity payment is made, and will be increased if and to the extent necessary to ensure that, after all required taxes on the indemnity payment are paid (including taxes applicable to any increases in the indemnity payment), the indemnified party receives the amount it would have received if the indemnity payment was not taxable.

Finally, Black Knight and its subsidiaries are restricted by certain covenants related to the Spin-Off. These restrictive covenants require that none of Black Knight and its subsidiaries will:

•                  take, or fail to take, any action following the Spin-Off if such action, or failure to act, would be inconsistent with any covenant or representation made by Black Knight or any of its subsidiaries in any transaction document, or prohibit certain separation transactions related to the Spin-Off or the Spin-Off from qualifying for tax-free treatment for U.S. federal income tax purposes;

•                  during the restricted period, enter into any agreement, understanding, arrangement or substantial negotiations, pursuant to which any person or persons would (directly or indirectly) acquire, or have the right to acquire, Black Knight or New BKH equity interests (other than in connection with the mergers); or

•                  during the restricted period, sell or transfer, or cease to actively engage in, its active trade or business for purposes of Section 355(b) of the IRC.

Notwithstanding the foregoing, Black Knight and its affiliates may take an action prohibited by the foregoing if (i) FNF receives prior written notice describing the proposed action in reasonable detail, and (ii) Black Knight delivers to FNF either (x) an opinion from a nationally recognized U.S. tax advisor providing that the completion of a proposed action by the Black Knight Group (or any member thereof) would not affect the tax-free status of the transactions; or (y) a private letter ruling from the IRS providing that the completion of a proposed action by the Black Knight Group should not affect the tax-free status of the transactions, in each case in form and substance satisfactory to FNF; provided, however, that under certain circumstances, Black Knight shall be permitted to (A) redeem its shares on the open market pursuant to a certain share repurchase program and to issue reasonable Black Knight equity-based compensation for services rendered to a member of the Black Knight Group if such person is permitted to receive Black Knight stock under Safe Harbor VIII in Treasury regulations section 1.355-7(d), (B) repurchase equity interests of Black Knight from any person who acquired such equity interests pursuant to the BKFS merger or the Interest Exchange Agreement entered into between Black Knight and THL, or (C) issue equity in the manner described in U.S. Treasury Regulation Section 1.355-7(d)(9).

Services Agreements

We have various agreements with Black Knight, including certain of its subsidiaries, pursuant to which Black Knight provides technology, data and analytics services, as well as corporate shared services and information technology to us. In addition, we provide certain corporate services to Black Knight, including certain legal services and corporate administrative services. Pursuant to these arrangements, during the year ended December 31, 2017, we received $12.3 million in revenues and recorded $56.8 million in operating expenses from Black Knight and its subsidiaries.

Sales Promotion Agreement

In connection with the Spin-Off, we entered into a Sales Promotion Agreement with Black Knight, which we refer to as the sales promotion agreement. Pursuant to the agreement, each party agrees to co-operate with the other party in promoting such party’s products and services to its customers. If the promotional activities are mutually advantageous, each party shall identify any customers who may be interested in the services of the other party, so that the parties can coordinate appropriate engagement of such promotional activities. The sales promotion agreement has an initial term of five years, and will renew automatically for additional five year terms unless terminated by either party with at least 90 days written notice prior to the start of the next term.

Non-Competition Agreement

In connection with the Spin-Off, we entered into a Non-Competition Agreement with Black Knight, which we refer to as the “non-competition agreement”. Pursuant to the agreement, Black Knight will not, among other things, without our prior written consent, engage in or acquire any businesses engaged in title generation/escrow services, appraisal, or default and field services work (other than technology solutions for such services). Such restrictions are subject to an exception allowing Black Knight to acquire a business engaged in such restricted services if at least 90% of such business’ revenue is contributed by activities other than such restricted activities. Black Knight also agreed not to engage in certain transactions such as a merger, sale of assets, or sale of greater than 5% of its equity interests to a buyer that derives 10% or more of its revenue from such restricted services. The non-competition agreement terminates on the tenth anniversary of the date of entry into such agreement.

Cross-Indemnity Agreement

We have entered into a cross-indemnity agreement with ServiceLink. Pursuant to the cross-indemnity agreement, ServiceLink indemnifies us for liabilities relating to, arising out of or resulting from the conduct of ServiceLink’s business or any action, suit or proceeding in which we or any of our subsidiaries are named by reason of being a successor to the business of LPS and the cause of such action, suit or proceeding relates to the business of ServiceLink. In return, we indemnify ServiceLink for liabilities relating to, arising out of, or resulting from the conduct of our business.

Other Related Party Transactions

During 2017, certain entities owned or controlled by our non-executive Chairman, William P. Foley II, paid us an aggregate of $42,000 for information technology support services. Amounts paid to the Company by entities owned or controlled by Mr. Foley are believed to be at market rates for similar services or at the cost to provide the service incurred by the Company. Also, during 2017, we paid, in the ordinary course of business, amounts to certain companies owned, in whole or part by Mr. Foley, including: $647,734 to Rock Creek Cattle Company, Ltd. and affiliated companies related primarily to hosting Company events, $411,790 to Black Knight Sports and Entertainment, LLC and affiliated companies related primarily to the purchase season tickets and other tickets used for client entertainment and employee recognition, $108,350 to Foley Family Wines for wine purchases related to employee recognitions, and $121,213 to Mr. Foley’s other affiliated companies primarily for travel to and hosting Company events. We believe the amounts charged to us in the foregoing transactions were fair and reasonable and represent market rates that would be charged to unaffiliated third party customers for the same types of services. We believe that FNF receives intangible business benefits as a result of these activities as they foster increased loyalty to the Company.

On November 30, 2017, FNF made an investment of $213 million in FGL Holdings for which we received 13,732,000 common shares and 100,000 Series B Cumulative Preferred shares pursuant to an Investment Agreement among FGL Holdings, FNF and other parties thereto. As a result of the November 2017 investment, we hold an aggregate investment with a fair market value of approximately $246 million as of December 31, 2017 in FGL Holdings. The dividend rate of the preferred shares is 7.5% per annum, payable quarterly in cash or additional preferred shares, or PIK shares, at FGL’s option, subject to increase beginning 10 years after issuance based on the then-current three-month LIBOR rate plus 5.5%. Commencing 10 years after issuance of the preferred shares, and only following a failed remarketing of the preferred shares, we will have the right to convert the preferred shares into a number of ordinary shares of FGL based upon a conversion ratio. We purchased the ordinary common shares and the preferred shares on the same terms and conditions as other parties to the Investment Agreement. Mr. Foley serves as FGL Holding’s Co-Executive Chairman and owns approximately 10.5% of its outstanding ordinary shares. In addition, our director Richard N. Massey also serves as a director of FGL Holdings.

Sara Bennett, the daughter-in-law of Mr. Quirk, is an attorney who is employed by a subsidiary of the Company as underwriting counsel. In 2017, Ms. Bennett’s gross earnings were $386,087, which is consistent with other employees holding similar titles at the Company. She also received health and other benefits customarily provided to similarly situated employees.

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct related to the approval of related party transactions, which are described below. The audit committee also discussed and approved Mr. Foley’s involvement with the Vegas Golden Knights and FGL Holdings.

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

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants in order to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Compliance Officer. The Chief Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question (or their immediate family member) has a direct or indirect material interest in the transaction and whether or not to approve the transaction in question.

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

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Item 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The audit committee has appointed EY to audit the consolidated financial statements of the Company for the 2018 fiscal year. EY has continuously acted as our independent registered public accounting firm since August 2, 2017. As discussed below, EY was engaged by our audit committee following a comprehensive, competitive process to determine the Company’s independent registered public accounting firm for the Company’s 2017 fiscal year.

For services rendered to us during or in connection with our year ended December 31, 2017, we were billed the following fees by EY:

2017
(In thousands)
Audit Fees	$2,875
Audit-Related Fees	—
Tax Fees	15
All Other Fees	850

Prior to engaging EY, KPMG LLP had served as our independent registered public accounting firm since the fiscal year ending December 31, 1988. For services rendered to us during or in connection with our years ended December 31, 2017 and 2016, we were billed the following fees by KPMG LLP:

	2017	2016
	(In thousands)
Audit Fees	$1,084	$6,220
Audit-Related Fees	563	1,019
Tax Fees	190	794
All Other Fees	—	43

Audit Fees.  Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2017 and 2016 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out of pocket expenses incurred.

Audit-Related Fees.  Audit-related fees in 2017 and 2016 consisted principally of fees for Service Organization Control Reports.

Tax Fees.  Tax fees for 2017 and 2016 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Fees.  All other fees relate primarily to services provided for regulatory inspection readiness assessments.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by KPMG LLP is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by EY has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

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

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on June 30, 2014)

3.2

Fourth Amended and Restated Bylaws of Fidelity National Financial, Inc., February 1, 2017 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated February 2, 2017)

4.1

Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2

First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3

Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010)

4.4

Third Supplemental Indenture, dated as of June 30, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2014)

4.5

Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6	Form of 4.25% Convertible Senior Note due August 2018 (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on August 2, 2011)

4.7

Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

10.1

Fourth Amended and Restated Credit Agreement, dated as of April 27, 2017, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2017)

10.2	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)

10.3	Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Annex D to the Registrant’s Schedule 14A filed on May 9, 2014)(1)

10.4	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant’s Schedule 14A filed on April 29, 2016) (1)

10.5

Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.6

Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (1) (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.7

Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.8

Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.9

Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

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

10.18

Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.19

Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20

Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.21

Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.22

Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.23

Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.24	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)

10.25	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)

10.26	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)

10.27

Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.28

Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29

Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30

Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.31

Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.32

Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.33

Employment Agreement between the Registrant and Michael Nolan effective March 2, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.34

Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.35

Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.36

Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.37

Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement (Time-Based) under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for March 2016 Awards (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016) (1)

10.38

Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for December 2016 Awards (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)(1)

10.39

Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2017 Awards (1)

10.40

Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (2)

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (2)

101

The following materials from Fidelity National Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. (2)

(1)         A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

(2)         Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

	By:	/s/ Raymond R. Quirk
Raymond R. Quirk
Chief Executive Officer

Date: April 26, 2018