Form 10-Q
period 2018-03-31
Fidelity National Financial, Inc.
filed 2018-05-03
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 16, 2018 were:
FNF Common Stock    274,588,956

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2018 and December 31, 2017 includes pledged fixed maturity securities of $414 and $364, respectively, related to secured trust deposits	$1,782	$1,816
Preferred securities, at fair value	316	319
Equity securities, at fair value	677	681
Investments in unconsolidated affiliates	155	150
Other long-term investments	135	110
Short-term investments, at March 31, 2018 and December 31, 2017 includes short-term investments of $2 and $3 related to secured trust deposits, respectively	346	295
Total investments	3,411	3,371
Cash and cash equivalents, at March 31, 2018 and December 31, 2017 includes $420 and $475, respectively, of pledged cash related to secured trust deposits	960	1,110
Trade and notes receivables, net of allowance of $18, at March 31, 2018 and December 31, 2017, respectively	313	317
Goodwill	2,747	2,746
Prepaid expenses and other assets	412	398
Other intangible assets, net	600	618
Title plants	398	398
Property and equipment, net	177	193
Total assets	$9,018	$9,151
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$796	$955
Notes payable	748	759
Reserve for title claim losses	1,486	1,490
Secured trust deposits	825	830
Income taxes payable	164	137
Deferred tax liability	176	169
Total liabilities	4,195	4,340
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF Group common stock, $0.0001 par value; authorized 487,000,000 shares as of March 31, 2018 and December 31, 2017; outstanding of 274,576,896 and 274,431,737 as of March 31, 2018 and December 31, 2017, respectively, and issued of 287,866,398 and 287,718,304 as of March 31, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,573	4,587
Retained earnings	360	217
Accumulated other comprehensive (loss) earnings	(7)	111
Less: Treasury stock, 13,289,502 shares and 13,286,567 shares as of March 31, 2018 and December 31, 2017, respectively, at cost	(468)	(468)
Total Fidelity National Financial, Inc. shareholders’ equity	4,458	4,447
Non-controlling interests	21	20
Total equity	4,479	4,467
Total liabilities, redeemable non-controlling interest and equity	$9,018	$9,151
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Direct title insurance premiums	$472	$465
Agency title insurance premiums	564	583
Escrow, title-related and other fees	618	571
Interest and investment income	38	28
Realized gains and losses, net	1	(4)
Total revenues	1,693	1,643
Expenses:
Personnel costs	607	569
Agent commissions	431	446
Other operating expenses	423	389
Depreciation and amortization	47	43
Provision for title claim losses	47	52
Interest expense	11	16
Total expenses	1,566	1,515
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	127	128
Income tax expense	31	69
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	96	59
Equity in earnings of unconsolidated affiliates	2	1
Net earnings from continuing operations	98	60
Net earnings from discontinued operations, net of tax	—	21
Net earnings	98	81
Less: Net earnings attributable to non-controlling interests	1	9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$97	$72
Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to FNF Group common shareholders	$97	$61
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	10
Net earnings attributable to FNF Group common shareholders	$97	$71
Net earnings from discontinued operations attributable to FNFV Group common shareholders		$1
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF Group common shareholders	$0.36	$0.22
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	0.04
Net earnings per share attributable to FNF Group common shareholders	$0.36	$0.26
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders		$0.02
Diluted
Net earnings from continuing operations attributable to FNF Group common shareholders	$0.35	$0.22
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	0.03
Net earnings per share attributable to FNF Group common shareholders	$0.35	$0.25
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders		$0.01
Weighted average shares outstanding FNF Group common stock, basic basis	273	271
Weighted average shares outstanding FNF Group common stock, diluted basis	280	279
Cash dividends paid per share FNF Group common stock	$0.30	$0.25
Weighted average shares outstanding FNFV Group common stock, basic basis		66
Weighted average shares outstanding FNFV Group common stock, diluted basis		68
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2018	2017
	(Unaudited)
Net earnings	$98	$81
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(9)	19
Unrealized gain on investments in unconsolidated affiliates (2)	3	7
Unrealized (loss) gain on foreign currency translation (3)	(1)	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(2)	(3)
Other comprehensive (loss) earnings	(9)	24
Comprehensive earnings	89	105
Less: Comprehensive earnings attributable to non-controlling interests	1	8
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$88	$97
Comprehensive earnings attributable to FNF Group common shareholders	$88	$97
Comprehensive earnings attributable to FNFV Group common shareholders		$—
_______________________________________

(1)	Net of income tax (benefit) expense of $(3) million and $8 million for the three-month periods ended March 31, 2018 and 2017, respectively.

(2)	Net of income tax expense of $1 million and $4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

(3)	Net of income tax (benefit) expense of less than $(1) million and $1 million for the three-month periods ended March 31, 2018 and 2017, respectively.

(4)	Net of income tax expense of $1 million and $2 million for the three-month periods ended March 31, 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	—	—	—	—	2	—	—	—	—	—	2	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	19	—	—	(1)	18	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	7	—	—	—	7	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	(3)	—	—	—	(3)	—
Equity portion of debt conversions settled in cash	—	—	—	—	(56)	—	—	—	—	—	(56)	—
Stock-based compensation	—	—	—	—	9	—	—	—	—	1	10	—
Dividends declared	—	—	—	—	—	(68)	—	—	—	—	(68)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	2	2	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	—	—	72	—	—	—	9	81	—
Balance, March 31, 2017	285	$—	81	$—	$4,803	$1,788	$11	27	$(623)	$911	$6,890	$344

Balance, December 31, 2017	288	$—	—	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	—	—	—	—	3	—	—	—	—	—	3	—
Other comprehensive earnings — unrealized losses on investments and other financial instruments	—	—	—	—	—	—	(9)	—	—	—	(9)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized losses on foreign currency translation	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	(2)	—	—	—	(2)	—
Stock-based compensation	—	—	—	—	7	—	—	—	—	—	7	—
Dividends declared	—	—	—	—	—	(82)	—	—	—	—	(82)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	2	2	—
Equity portion of debt conversions settled in cash	—	—	—	—	(24)	—	—	—	—	—	(24)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	—	—	97	—	—	—	1	98	—
Balance, March 31, 2018	288	$—	—	$—	$4,573	$360	$(7)	13	$(468)	$21	$4,479	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings	$98	$81
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47	112
Equity in (earnings) losses of unconsolidated affiliates	(2)	2
Gain on sales of investments and other assets, net	(8)	(1)
Impairment of assets	—	2
Distributions from unconsolidated affiliates, return on investment	1	—
Stock-based compensation cost	7	10
Change in valuation of equity and preferred securities available for sale, net	7	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	6	15
Net increase in prepaid expenses and other assets	(14)	(41)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(150)	(236)
Net decrease in reserve for title claim losses	(5)	(3)
Net change in income taxes	31	63
Net cash provided by operating activities	18	4
Cash flows from investing activities:
Proceeds from sales of investment securities	189	105
Proceeds from calls and maturities of investment securities	120	154
Proceeds from sales of property and equipment	21	—
Additions to property and equipment and capitalized software	(20)	(46)
Purchases of investment securities	(283)	(84)
Net (purchases of) proceeds from short-term investment securities	(51)	140
Additional investments in unconsolidated affiliates	(21)	(32)
Distributions from unconsolidated affiliates, return of investment	19	20
Net other investing activities	(1)	(1)
Other acquisitions/disposals of businesses, net of cash acquired	(5)	(32)
Net cash (used in) provided by investing activities	(32)	224
Cash flows from financing activities:
Borrowings	—	50
Debt service payments	(15)	(69)
Equity portion of debt conversions paid in cash	(31)	(44)
Dividends paid	(82)	(68)
Subsidiary dividends paid to non-controlling interest shareholders	(2)	(2)
Exercise of stock options	3	2
Net change in secured trust deposits	(5)	(112)
Payment of contingent consideration for prior period acquisitions	(4)	(6)
Net cash used in financing activities	(136)	(249)
Net decrease in cash and cash equivalents	(150)	(21)
Cash and cash equivalents at beginning of period	1,110	1,323
Cash and cash equivalents at end of period	$960	$1,302
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The unaudited financial information in this report includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017.
Certain reclassifications have been made in the 2017 Condensed Consolidated Financial Statements to conform to classifications used in 2018.
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF is the nation’s largest title insurance company operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans.
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
On March 18, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"), pursuant to which each share of Stewart common stock issued and outstanding immediately prior to the effective time of the Stewart Merger (other than shares owned by Stewart, its subsidiaries, FNF or the wholly-owned subsidiaries of FNF party to the Merger Agreement and shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law), will be converted into the right to receive, at the election of the holder of such share, (i) $50.00 in cash, (ii) 1.2850 shares of FNF Group common stock, or (iii) $25.00 in cash and 0.6425 shares of FNF Group common stock, subject to potential adjustment (as described below) and proration to the extent the option to receive cash or the option to receive stock is oversubscribed.
Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses for which 2017 annual revenues exceed $75 million, up to a cap of $225 million, in order to receive required regulatory approvals, the purchase price will be adjusted down on a pro-rata basis to a minimum purchase price of $45.50 per share of common stock of Stewart. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we are required to pay a reverse break-up fee of $50 million to Stewart.
FNF currently intends to fund the $1.2 billion purchase price through a combination of cash on hand at FNF, debt financing and the issuance of FNF common stock to Stewart stockholders. Including the assumption of $109 million of Stewart debt, pro forma debt to total capital is expected to be no more than approximately 20% at the close of the transaction.
The closing of the Stewart Merger is subject to certain closing conditions, including Stewart stockholder approval, federal and state regulatory approvals and the satisfaction of other customary closing conditions.  Closing of the Stewart Merger is expected in the first or second quarter of 2019.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options outstanding during the three-month period ended March 31, 2018. There were 2 million antidilutive options outstanding during the three-month period ended March 31, 2017.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 24.4% and 54.4% in the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily attributable to the Tax Reform Act and increased tax expense of $21 million in the 2017 period resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), has provided guidance for companies that have not completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of March 31, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Reform Act, however, we have made a reasonable estimate of the effects on our deferred tax balances. In other cases, we have not been able to make a reasonable estimate and will continue to analyze the Tax Reform Act in order to finalize any related impacts within the measurement period.
Discontinued Operations
On November 17, 2017, we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae is a separate, publicly traded company (NYSE: CNNE) as of November 20, 2017. All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF Group common stock that are not held by Cannae remain with the Company. As a result of the FNFV Split-Off, the financial results of FNFV Group have been reclassified to discontinued operations for the three months ended March 31, 2017.
On September 29, 2017 we completed our tax-free distribution, to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF Group common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF Group common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution is expected to generally be tax-free to FNF Group shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the three months ended March 31, 2017.
See Note K. Discontinued Operations for further details of the results of FNFV and Black Knight.
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
We adopted these revenue standards on January 1, 2018 using the modified retrospective approach. As there was no impact to our historical revenue recognition, we did not record a cumulative-effect adjustment to the opening balance of retained earnings in the current year. See Note J. Revenue Recognition for further discussion of our revenue.
Other Adopted Pronouncements
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
We adopted this new guidance on January 1, 2018, which resulted in the reclassification of our unrealized gains and losses on our equity and preferred securities available for sale previously included in accumulated other comprehensive income to beginning retained earnings. Changes in the fair value of our investments in equity and preferred securities subsequent to January 1, 2018 are now included in our earnings from continuing operations. We reclassified a total of $109 million from Accumulated other comprehensive income to beginning Retained earnings as of January 1, 2018. The total cumulative effect on opening equity, including an increase in Retained earnings of $19 million attributable to an increase in value of certain Other long term investments resulting from recording at fair value, was an increase in Retained earnings of $128 million and decrease in Accumulated other comprehensive income of $109 million.
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The Company previously excluded cash pledged related to secured trust deposits, which generally meets the definition of restricted cash, from the reconciliation of beginning-of-period to end-of-period total amounts shown on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented upon adoption.
We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the following retrospective changes to our Statement of Cash Flows for the three months ended March 31, 2017: an increase in the net change in cash and cash equivalents of $67 million due to the inclusion of the change in our cash pledged against secured trust deposits, an increase in investing cash inflow of $179 million related to the movement of cash paid for investments pledged against secured trust deposits from operating to investing activities, and an increase in financing cash outflow of $112 million related to the movement of the change in secured trust deposits from operating to financing activities.
Other Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are still evaluating the totality of the effects this new guidance will have on our business process and systems, consolidated financial statements, and related disclosures. We have identified a vendor with software suited to track and account for leases under the new standard. We have not concluded on the anticipated financial statement effects of adoption. We plan to adopt this standard on January 1, 2019.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects. We do not plan to early adopt the standard.
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

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Three months ended March 31,
	2018	2017
	(Dollars in millions)
Beginning balance	$1,490	$1,487
Change in reinsurance recoverable	—	(4)
Claim loss provision related to:
Current year	47	51
Prior years	—	1
Total title claim loss provision	47	52
Claims paid, net of recoupments related to:
Current year	(1)	(1)
Prior years	(50)	(50)
Total title claims paid, net of recoupments	(51)	(51)
Ending balance of claim loss reserve for title insurance	$1,486	$1,484
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	5.0%

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
Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$245	$—	$245
State and political subdivisions	—	230	—	230
Corporate debt securities	—	1,183	13	1,196
Mortgage-backed/asset-backed securities	—	53	—	53
Foreign government bonds	—	58	—	58
Preferred securities	23	293	—	316
Equity securities	677	—	—	677
Other long-term investments	—	—	101	101
Total assets	$700	$2,062	$114	$2,876

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Mortgage-backed/asset-backed securities	—	56	—	56
Foreign government bonds	—	57	—	57
Preferred securities	23	296	—	319
Equity securities	681	—	—	681
Total assets	$704	$2,112	$—	$2,816
Our Level 2 fair value measures for preferred securities and fixed-maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred stock and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are as follows:

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

•	Preferred securities: Preferred securities are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, we began recording certain equity investments included in other long term investments at fair value which were previously accounted for as cost method investments. See discussion of Recent Accounting Pronouncements in Note A. Basis of Financial Statements for further information on the impact of the adoption of ASU No. 2016-01.
Our Level 3 fair value measures for other long term investments are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long term investment as of March 31, 2018 was 8.0%. Based on the total fair value of our Level 3 other long term investment as of March 31, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2018.

	March 31, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	100	—	100
Transfers from Level 2	—	13	13
Paid-in-kind dividends	1	—	1
Total	$101	$13	$114

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three months ended March 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
We recorded no realized or unrealized gains or losses in net earnings or other comprehensive (loss) earnings related to the change in fair value or sales of assets measured using Level 3 inputs in the three months ended March 31, 2018 or 2017.
As of December 31, 2017 and March 31, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D. Investments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$245	$247	$—	$(2)	$245
State and political subdivisions	230	227	3	—	230
Corporate debt securities	1,196	1,201	6	(11)	1,196
Mortgage-backed/asset-backed securities	53	53	1	(1)	53
Foreign government bonds	58	60	—	(2)	58
Total	$1,782	$1,788	$10	$(16)	$1,782

	December 31, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$195	$196	$—	$(1)	$195
State and political subdivisions	391	387	4	—	391
Corporate debt securities	1,117	1,110	11	(4)	1,117
Mortgage-backed/asset-backed securities	56	55	1	—	56
Foreign government bonds	57	58	1	(2)	57
Preferred securities	319	307	12	—	319
Equity securities	681	517	172	(8)	681
Total	$2,816	$2,630	$201	$(15)	$2,816
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, unrealized gains and losses on equity and preferred securities are included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018. Accordingly, they are excluded from the table as of March 31, 2018 above. Refer to discussion under Recent Accounting Pronouncements included in Note A. Basis of Financial Statements for further discussion of the effects of the adoption of ASU 2016-01.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2018:

	March 31, 2018
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$445	25%	$444	25%
After one year through five years	1,269	71	1,264	71
After five years through ten years	16	1	16	1
After ten years	5	—	5	—
Mortgage-backed/asset-backed securities	53	3	53	3
Total	$1,788	100%	$1,782	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017, were as follows (in millions):

March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$210	$(2)	$—	$—	$210	$(2)
Corporate debt securities	830	(8)	44	(3)	874	(11)
Foreign government bonds	19	(1)	7	(1)	26	(2)
Mortgage-backed/asset-backed securities	29	(1)	—	—	29	(1)
Total temporarily impaired securities	$1,088	$(12)	$51	$(4)	$1,139	$(16)

December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$149	$(1)	$—	$—	$149	$(1)
Corporate debt securities	464	(3)	51	(1)	515	(4)
Foreign government bonds	—	—	10	(2)	10	(2)
Equity securities	121	(7)	5	(1)	126	(8)
Total temporarily impaired securities	$734	$(11)	$66	$(4)	$800	$(15)
We recorded no impairment charges relating to investments during the three-month periods ended March 31, 2018 or 2017.
As of March 31, 2018 and December 31, 2017, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three months ended March 31, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$3	$—	$3	$298
Valuation losses on equity securities			(4)	—
Valuation losses on preferred securities			(3)	—
Property and equipment			5	21
Total			$1	$319

	Three months ended March 31, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$3	$(3)	$—	$236
Loss on debt redemptions			(2)	—
Other assets			(2)	—
Total			$(4)	$236

Note E —Notes Payable
Notes payable consists of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	53	65
Revolving Credit Facility, unsecured, unused portion of $500, due April 2022 with interest payable quarterly at LIBOR + 1.40% (3.12% at March 31, 2018)	295	295
Other	2	2
	$748	$759
At March 31, 2018, the estimated fair value of our long-term debt was approximately $899 million, which was $144 million higher than its carrying value, excluding $7 million of net unamortized debt issuance costs and premium/discount. The fair value of our unsecured notes payable was $597 million as of March 31, 2018. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2018 and are considered Level 2 financial liabilities. The carrying value of the Revolving Credit Facility approximates fair value at March 31, 2018, as it is a variable rate instrument with a short reset period (monthly) which reflects current market rates. The revolving credit facilities are considered Level 2 financial liabilities.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2017. As of March 31, 2018, there was $295 million outstanding, net of $5 million of unamortized debt issuance costs, and $500 million of remaining borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% notes are set forth in our Annual Report for the year ended December 31, 2017.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2017. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report. During the three months ended March 31, 2018, we repurchased Notes with aggregate principal of $16 million for $47 million. Upon maturity of the Notes in August 2018, we expect to settle in cash, pay approximately $163 million, and record a gain of approximately $6 million based on stock prices and conversion rates as of March 31, 2018.

Gross principal maturities of notes payable at March 31, 2018 are as follows (in millions):
2018 (remaining)	$54
2019	—
2020	1
2021	—
2022	700
Thereafter	—
$755
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $11 million and $2 million as of March 31, 2018 and December 31, 2017, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2018 (remaining)	$115
2019	135
2020	106
2021	78
2022	53
Thereafter	51
Total future minimum operating lease payments	$538
Note G — Dividends
On May 2, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on June 29, 2018, to FNF common shareholders of record as of June 15, 2018.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,036	$—	$1,036
Other revenues	516	102	618
Revenues from external customers	1,552	102	1,654
Interest and investment income, including realized gains and losses	38	1	39
Total revenues	1,590	103	1,693
Depreciation and amortization	40	7	47
Interest expense	—	11	11
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	163	(36)	127
Income tax expense (benefit)	40	(9)	31
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	123	(27)	96
Equity in earnings of unconsolidated affiliates	1	1	2
Earnings (loss) from continuing operations	$124	$(26)	$98
Assets	$8,276	$742	$9,018
Goodwill	2,434	313	2,747
As of and for the three months ended March 31, 2017:

	Title	Corporate and Other	Total

Title premiums	$1,048	$—	$1,048
Other revenues	496	75	571
Revenues from external customers	1,544	75	1,619
Interest and investment income, including realized gains and losses	26	(2)	24
Total revenues	1,570	73	1,643
Depreciation and amortization	38	5	43
Interest expense	—	16	16
Earnings (loss) from continuing operations, before income taxes and equity in earnings (losses) of unconsolidated affiliates	151	(23)	128
Income tax expense (benefit)	78	(9)	69
Earnings (loss) from continuing operations, before equity in earnings (losses) of unconsolidated affiliates	73	(14)	59
Equity in earnings (losses) of unconsolidated affiliates	2	(1)	1
Earnings (loss) from continuing operations	$75	$(15)	$60
Assets	$8,264	$5,914	$14,178
Goodwill	2,347	215	2,562

The activities in our segments include the following:

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•
Corporate and Other. This segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment, as well as the assets of discontinued operations of Black Knight and FNFV as of March 31, 2017.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain non-cash investing and financing activities.

	Three months ended March 31,
	2018	2017
Cash paid for:
Interest	$15	$30
Income taxes	2	14
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$11	$(9)
Change in purchases of investments available for sale payable in period	(4)	1

Financing activities:
Accrual for unsettled debt service payments related to the Notes	$—	$9
Accrual for the equity portion of unsettled repurchases of the Notes	—	12

Note J — Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
The adoption of ASC Topic 606 did not have an impact on the recognition of our primary sources of revenue, direct and agency title premiums, as those revenue streams are subject to the accounting and reporting requirements under ASC Topic 944. Timing of recognition of substantially all of our remaining revenue was also not impacted and we therefore did not record any cumulative effect adjustment to opening equity.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2018	2017
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Title insurance premiums	Direct title insurance premiums; Agency title insurance premiums	Title	$1,036	$1,048
Home warranty	Escrow, title-related and other fees	Title	45	41
Total revenue from insurance contracts			1,081	1,089
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	183	174
Other title-related fees and income	Escrow, title-related and other fees	Title	140	138
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	94	106
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	76	57
Real estate technology	Escrow, title-related and other fees	Corporate and other	25	15
Other	Escrow, title-related and other fees	Corporate and other	2	2
Total revenue from contracts with customers			520	492
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	53	38
Interest and investment income	Interest and investment income	Various	38	28
Realized gains and losses, net	Realized gains and losses, net	Various	1	(4)
Total revenues	Total revenues		1,693	1,643
Our Direct title insurance premiums are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each states' respective Department of Insurance. Cash associated with such revenue is typically collected at closing of the underlying real estate transaction. Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and the agent has been invoiced.
Revenues from our home warranty business are generated from contracts with customers to provide warranty for major home appliances. Contracts are one year in length and revenue is recognized ratably over the term of the contract.
Escrow fees and Other title-related fees and income in our Title segment are closely related to Direct title insurance premiums and are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and home inspection services, and other real estate or title related activities. Revenue is primarily recognized upon closing of the underlying real estate transaction or completion of services. Cash associated with such revenue is typically collected at closing.
Revenues from our ServiceLink subsidiary, excluding its title premiums, escrow fees, and loan subservicing fees primarily include revenues from real estate appraisal services and foreclosure processing and facilitation services. Revenues from real estate appraisal services are recognized when all appraisal work is complete, a final report is issued to the client and the client is billed. Revenues from foreclosure processing and facilitation services are primarily recognized upon completion of the services and when billing to the client is complete.
Real estate brokerage revenues are primarily comprised of commission revenues earned in association with the facilitation of real estate transactions and are recognized upon closing of the sale of the underlying real estate transaction.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Real estate technology revenues are primarily comprised of subscription fees for use of software provided to real estate professionals. Subscriptions are only offered on a month-by-month basis and fees are billed monthly. Revenue is recognized in the month services are provided.
Loan subservicing revenues are generated by certain subsidiaries of ServiceLink and are associated with the servicing of mortgage loans on behalf of its customers. Revenue is recognized when the underlying work is performed and billed. Loan subservicing revenues are subject to the recognition requirements of ASC Topic 860.
Interest and investment income consists primarily of interest payments received on fixed maturity security holdings and dividends received on equity and preferred security holdings.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, primarily related to revenue from our home warranty business, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Contract Balances
The following table provides information about receivables and deferred revenue:

	March 31,	December 31,
	2018	2017
	(In millions)
Trade receivables	$288	$292
Deferred revenue (contract liabilities)	102	107
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, we recognized $46 million of revenue which was included in deferred revenue at the beginning of the period.

Note K — Discontinued Operations
Black Knight
As a result of the BK Distribution, we have reclassified the financial results of Black Knight to discontinued operations for all periods presented in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. We retained no ownership in Black Knight. Subsequent to the BK Distribution, Black Knight is considered a related party to FNF.
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations in the three months ended March 31, 2018 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions are not material to our results of operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A reconciliation of the operations of Black Knight to the Statement of Operations is shown below (in millions):

Three months ended March 31,

2017
(Unaudited)
Revenues:
Escrow, title-related and other fees	$248
Realized gains and losses, net	(2)
Total revenues	246
Expenses:
Personnel costs	101
Other operating expenses	45
Depreciation and amortization	53
Interest expense	15
Total expenses	214
Earnings from discontinued operations before income taxes	32
Income tax expense	10
Net earnings from discontinued operations	22
Less: Net earnings attributable to non-controlling interests	12
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$10

Cash flow from discontinued operations data:
Net cash provided by operations	$49
Net cash used in investing activities	(16)
FNFV
As a result of the FNFV Split-Off we have reclassified the financial results of FNFV Group to discontinued operations for the three months ended March 31, 2017 in our Consolidated Statements of Earnings. Subsequent to the FNFV Split-Off, Cannae is considered a related party to FNF. The cash inflows and outflows from and to Cannae as well as revenues and expenses included in continuing operations in the three months ended March 31, 2018 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions, are not material to our results of operations.
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of March 31, 2018, we own approximately 8.1% of Cannae's outstanding common equity. In addition, we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the Cannae Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of March 31, 2018, there is no outstanding balance under the Cannae Revolver.
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
•a Tax Matters Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which governs the Company’s and Cannae’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters; and
•a Voting Agreement, dated as of November 17, 2017, by and between the Company and Cannae, pursuant to which the Company agrees to appear or cause all shares of Cannae common stock that the Company or its subsidiaries, as applicable, own after the Split-Off to be counted as present at any meeting of the stockholders of Cannae for the purpose of establishing a quorum, and agrees to vote all of such shares of Cannae common stock (or cause them to be voted) in

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than the Company and its subsidiaries).
A summary of the operations of FNFV included in discontinued operations is shown below:

Three months ended March 31,

2017
(Unaudited)
Revenues:
Escrow, title-related and other fees	$49
Restaurant revenue	273
Interest and investment income	1
Realized gains and losses, net	5
Total revenues	328
Expenses:
Personnel costs	46
Other operating expenses	25
Cost of restaurant revenue	236
Depreciation and amortization	16
Interest expense	4
Total expenses	327
Earnings from discontinued operations before income taxes	1
Income tax expense	(2)
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	3
Equity in (losses) earnings of unconsolidated affiliates	(4)
Net earnings (loss) from discontinued operations	(1)
Less: Net earnings attributable to non-controlling interests	(2)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1

Cash flow from discontinued operations data:
Net cash provided by operations	$15
Net cash used in investing activities	(27)
Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Statement of Earnings is shown below:

Three months ended March 31,

2017
(Unaudited)
Earnings from discontinued operations attributable to Black Knight	$22
Loss from discontinued operations attributable to FNFV	(1)
Net earnings from discontinued operations, net of tax	$21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2017.
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
As of April 24, 2018, the Mortgage Bankers Association ("MBA") estimated the size of the U.S. mortgage originations market as shown in the following table for 2017 - 2020 in its "Mortgage Finance Forecast" (in trillions):

	2020	2019	2018	2017
Purchase transactions	$1.3	$1.2	$1.2	$1.1
Refinance transactions	0.4	0.4	0.4	0.6
Total U.S. mortgage originations forecast	$1.7	$1.6	$1.6	$1.7
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. Refinance transactions decreased in 2017 from the historically high levels experienced in recent years through 2016. Existing home sales increased and there was a decline in total housing inventory. In 2018 and beyond, increasing mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to continue to decline. The MBA predicts overall mortgage originations in 2018 through 2019 will decrease compared to the 2017 period due to a decrease in refinance transactions, offset by a slight increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher title premiums, whereas refinance transactions only require a lender’s policy, resulting in lower title premiums.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.1% in March 2018. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through 2018. We believe that improvements in both of these economic indicators, among other indicators which support a generally strong United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions and of a generally strong United States economy and the negative effects of projected decreases in overall originations and increases in interest rates will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Over the last couple of years, we have continued to experience strong demand in commercial real estate markets. In 2016 and 2017, the volume and fee-per-file of our commercial transactions were at historical highs. Through the first quarter of 2018, we have continued to see strong demand for commercial transactions.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$472	$465
Agency title insurance premiums	564	583
Escrow, title-related and other fees	618	571
Interest and investment income	38	28
Realized gains and losses, net	1	(4)
Total revenues	1,693	1,643
Expenses:
Personnel costs	607	569
Agent commissions	431	446
Other operating expenses	423	389
Depreciation and amortization	47	43
Provision for title claim losses	47	52
Interest expense	11	16
Total expenses	1,566	1,515
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	127	128
Income tax expense	31	69
Equity in earnings of unconsolidated affiliates	2	1
Net earnings from continuing operations	$98	$60
 Revenues.
Total revenues increased by $50 million in the three months ended March 31, 2018, compared to the corresponding period in 2017.
Net earnings from continuing operations increased by $38 million in the three months ended March 31, 2018, compared to the corresponding period in 2017.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed; and Agent commissions, which are incurred as title agency revenue is recognized. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
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
The change in expenses attributable to our reportable segments is discussed in further detail at the segment level below.
Income tax expense was $31 million and $69 million in the three-month periods ended March 31, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes was 24% and 54% for the three-month periods ended March 31, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. The decrease in income tax as a percentage of earnings before income taxes from the three-month period ended March 31, 2017 to the comparable 2018 period was primarily driven by the Tax Reform Act and increased tax expense in the 2017 period of $21 million resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
Equity in earnings of unconsolidated affiliates was $2 million and $1 million for the three-month periods ended March 31, 2018 and 2017. The equity in earnings in 2018 and 2017 are attributable to various individually immaterial unconsolidated affiliates.

FNF Group
Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$472	$465
Agency title insurance premiums	564	583
Escrow, title-related and other fees	516	496
Interest and investment income	37	28
Realized gains and losses, net	1	(2)
Total revenues	1,590	1,570
Expenses:
Personnel costs	579	548
Agent commissions	431	446
Other operating expenses	330	335
Depreciation and amortization	40	38
Provision for title claim losses	47	52
Total expenses	1,427	1,419
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$163	$151
Orders opened by direct title operations (in thousands)	478	472
Orders closed by direct title operations (in thousands)	313	334
Fee per file	$2,344	$2,148
Total revenues for the Title segment increased by $20 million, or 1%, in the three months ended March 31, 2018 from the corresponding period in 2017.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2018	Total	2017	Total
	(Dollars in millions)
Title premiums from direct operations	$472	46%	$465	44%
Title premiums from agency operations	564	54	583	56
Total title premiums	$1,036	100%	$1,048	100%
Title premiums decreased by 1% in the three months ended March 31, 2018 as compared to the corresponding period in 2017. The decrease is comprised of an increase in Title premiums from direct operations of $7 million, or 2%, and a decrease in Title premiums from agency operations of $19 million, or 3%, in the three months ended March 31, 2018.

The following table presents the percentages of open and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2018	2017
Opened title insurance orders from purchase transactions (1)	66.0%	63.7%
Opened title insurance orders from refinance transactions (1)	34.0	36.3
	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	62.1%	58.0%
Closed title insurance orders from refinance transactions (1)	37.9	42.0
	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2018 as compared to the corresponding period in 2017. The increase is primarily attributable to an increase in the fee per file driven by a favorable change in the mix of closed orders from purchase and refinance transactions, partially offset by a decrease in closed order volume. We experienced an increase in closed title insurance order volumes from purchase transactions which was more than offset by a decrease in closed title insurance order volumes from refinance transactions in the three ended March 31, 2018 as compared to the corresponding period in 2017. Total closed order volumes were 313,000 in the three months ended March 31, 2018 compared with 334,000 in the three months ended March 31, 2017. This represented an overall decrease of 6%. Open title orders remained relatively flat over the three months ended March 31, 2018 as compared to the corresponding period in 2017.
The average fee per file in our direct operations was $2,344 in the three months ended March 31, 2018, compared to $2,148 in the three months ended March 31, 2017. The increase in average fee per file reflects the favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
The decrease in title premiums from agency operations is a result of a decrease in remitted agency premiums. The decrease is consistent with the aforementioned decrease in closed order volumes from direct operations.
Escrow, title-related and other fees increased by $20 million, or 4%, in the three months ended March 31, 2018 from the corresponding period in 2017. Escrow fees, which are more closely related to our direct operations, increased by $10 million, or 6%, in the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase is representative of the favorable increase in closed title insurance orders from purchase transactions previously discussed. Other fees in the Title segment, excluding escrow fees, increased $10 million, or 3%, in the three months ended March 31, 2018, from the corresponding period in 2017. This increase is primarily attributable to revenue growth associated with our home warranty businesses and increased subservicing revenue at ServiceLink, partially offset by decreases at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $9 million in the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was primarily driven by increased interest rates earned in our tax-deferred property exchange business and dividends from other long term investments, partially offset by a decrease in our fixed maturity holdings period over period.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $31 million, or 6% in the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The increase in the 2018 period is primarily due to higher commissions and bonuses associated with increased headcount to process increased closed order counts from purchase transactions and increased expense associated with acquisitions. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 59% for the three-month period ended March 31, 2018 and 57% for the three-month period ended March 31, 2017. The increase in personnel cost as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was primarily driven by the change in mix of title premiums from purchase and refinance transactions and to increased cost of employee group insurance premiums. Average employee count in the Title segment was 23,011 and 22,569 in the three-month periods ended March 31, 2018 and 2017, respectively.

Other operating expenses decreased by $5 million, or 1% in the three months ended March 31, 2018 from the corresponding period in 2017. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses decreased approximately 2% in the three months ended March 31, 2018 from the comparable period in 2017. The decrease is primarily driven by lower title plant costs associated with lower order counts and other miscellaneous cost reductions.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2017:

	Three months ended March 31,
	2018	%	2017	%
	(Dollars in millions)
Agent premiums	564	100%	583	100%
Agent commissions	431	76%	446	77%
Net retained agent premiums	$133	24%	$137	23%
Depreciation and amortization increased by $2 million in the three months ended March 31, 2018 compared to the corresponding period in 2017.
The claim loss provision for title insurance was $47 million and $52 million for the three-month periods ended March 31, 2018 and 2017, respectively, and reflects an average provision rate of 4.5% and 5.0% of title premiums, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
Corporate and Other
The FNF Group Corporate and Other segment consists of the operations of the parent holding company, certain other unallocated corporate overhead expenses, and other smaller real estate operations.
The FNF Group Corporate and Other segment generated revenues of $103 million and $73 million for the three months ended March 31, 2018 and 2017, respectively. The revenue in all periods represents revenue generated by our real estate brokerage and technology subsidiaries offset by the elimination of certain revenues between segments. The increase of $30 million, or 41%, in the three-month period is primarily attributable to growth in our real estate brokerage businesses of $20 million, and acquisitions and growth in our real estate technology businesses resulting in increased revenue of $9 million.
Personnel costs in our Corporate and Other segment were $28 million and $21 million for the three months ended March 31, 2018 and 2017, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies. The increase of $7 million, or 33%, in the three-month period ended March 31, 2018 from the corresponding 2017 period is primarily attributable to increased costs associated with the increase in revenue.
Other operating expenses in our Corporate and Other segment were $93 million and $54 million for the three months ended March 31, 2018 and 2017, respectively. Both periods reflect expenses at our real estate brokerage subsidiaries and other real estate related companies. The increase of $39 million, or 72%, in the three-month period ended March 31, 2018 from the corresponding 2017 period is primarily attributable to increased costs associated with the increase in revenue.
Interest expense was $11 million and $16 million for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to decreased interest on our convertible Notes resulting from redemptions subsequent to the 2017 period.
This segment generated pretax losses of $36 million and $23 million for the three months ended March 31, 2018 and 2017, respectively. The increased losses are attributable to the factors discussed above.
Discontinued Operations
As a result of the FNFV Split-Off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $21 million in the three months ended March 31, 2017. Refer to Note K. Discontinued Operations to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.30 per share in the first quarter of 2018, or approximately $82 million to our FNF Group common shareholders. On May 2, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on June 29, 2018, to FNF Group common shareholders of record as of June 15, 2018. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2017, $1,700 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2018 of approximately $273 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Cash flow from our operations will be used for general corporate purposes including to reinvest in core operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2018 and 2017 totaled $18 million and $4 million, respectively. The increase of $14 million is primarily attributable to increased net earnings of $25 million, decreased payments for income taxes in the current period of $10 million, and the payment of legal settlements of $65 million in the 2017 period, offset by $64 million of cash flow from operating activities attributable to discontinued operations in the 2017 period. The remaining variance is attributable to timing of receipt and payment of receivables and payables.
Investing Cash Flows. Our cash (used in) provided by investing activities for the three months ended March 31, 2018 and 2017 were $(32) million and $224 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $256 million in the 2018 period from the 2017 period is primarily attributable to a $330 million decrease in net inflows from the sales of, and distributions from, equity and fixed income investments, net of purchases and additional investments in unconsolidated investees, partially offset by the proceeds from the sale of property and equipment of $21 million, lower cash paid for acquisitions of $27 million and decreased capital expenditures of $26 million in the 2018 period compared to the corresponding period in 2017.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $20 million and $46 million for the three-month periods ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to capital expenditures at Black Knight and FNFV in the 2017 period.

Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2018 and 2017 were $136 million and $249 million, respectively. The decrease in cash used in financing activities of $113 million from the 2018 period to the 2017 period is primarily attributable to a decrease in the change in secured trust deposits of $107 million and decreased net debt service payments, net of borrowings, of $17 million, partially offset by an increase in dividends paid of $14 million.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
During the three months ended March 31, 2018, we repurchased $16 million of principal of our 4.25% convertible senior notes due August 2018 ("Notes") for $47 million. As of March 31, 2018, we had outstanding Notes of $53 million, net of unamortized debt issuance costs. Upon maturity of the Notes in August 2018, we expect to settle in cash, pay approximately $163 million, and record a gain of approximately $6 million based on stock prices and conversion rates as of March 31, 2018.
Seasonality. Historically, real estate transactions have produced seasonal revenue levels for the real estate industry including title insurers. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The third calendar quarter has been typically the strongest in terms of revenue primarily due to a higher volume of home sales in the summer months and the fourth quarter is usually also strong due to commercial entities desiring to complete transactions by year-end. We have noted short term fluctuations through recent years in purchase and refinance transactions as a result of changes in interest rates.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2017.
Capital Stock Transactions. On July 20, 2015, our Board of Directors approved a three-year stock repurchase program under which we can purchase up to 25 million shares of our FNF common stock through July 30, 2018. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the plan through market close on May 3, 2018, we have repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share, and there are 14,411,000 shares available to be repurchased under this program. We have not made any repurchases under this program in the three months ended March 31, 2018 or in the subsequent period ended May 3, 2018.
Equity and Preferred Security Investments. Our equity and preferred security investments may be subject to significant volatility. Should the fair value of these investments fall below our cost basis and/or the financial condition or prospects of these companies deteriorate, we may determine in a future period that this decline in fair value is other-than-temporary, requiring that an impairment loss be recognized in the period such a determination is made.
Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2017.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report for our fiscal year ended December 31, 2017.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report, we identified the following additional risk as a result of the pending Stewart Merger. See "Recent Developments" in Note A to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report for further discussion of the Stewart Merger.
Our pending acquisition of Stewart may expose us to certain risks.
On March 19, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). The closing of the Stewart Merger is subject to certain closing conditions, including Stewart stockholder approval, federal and state regulatory approvals and the satisfaction of other customary closing conditions. Closing of the Stewart Merger is expected in the first or second quarter of 2019. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we are required to pay a reverse break-up fee of $50 million to Stewart. If the Stewart Merger is completed, we may face challenges in integrating Stewart. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully, and the process of integrating this acquisition may disrupt our business and divert our resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:

2.1
Agreement and Plan of Merger, dated as of March 18, 2018, by and among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp., and S Holdco LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2018)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 3, 2018	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)