Form 10-Q
period 2018-06-30
Fidelity National Financial, Inc.
filed 2018-08-06
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of July 31, 2018 were:
FNF Common Stock    274,903,852

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2018 and December 31, 2017 includes pledged fixed maturity securities of $418 and $364, respectively, related to secured trust deposits	$1,781	$1,816
Preferred securities, at fair value	291	319
Equity securities, at fair value	670	681
Investments in unconsolidated affiliates	144	150
Other long-term investments	136	110
Short-term investments, at December 31, 2017 includes short-term investments of $3 related to secured trust deposits	255	295
Total investments	3,277	3,371
Cash and cash equivalents, at June 30, 2018 and December 31, 2017 includes $493 and $475, respectively, of pledged cash related to secured trust deposits	1,320	1,110
Trade and notes receivables, net of allowance of $18, at June 30, 2018 and December 31, 2017	338	317
Goodwill	2,764	2,746
Prepaid expenses and other assets	416	398
Other intangible assets, net	564	618
Title plants	398	398
Property and equipment, net	177	193
Total assets	$9,254	$9,151
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$912	$955
Notes payable	734	759
Reserve for title claim losses	1,487	1,490
Secured trust deposits	897	830
Income taxes payable	15	137
Deferred tax liability	236	169
Total liabilities	4,281	4,340
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2018 and December 31, 2017; outstanding of 274,709,481 and 274,431,737 as of June 30, 2018 and December 31, 2017, respectively, and issued of 287,998,983 and 287,718,304 as of June 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,555	4,587
Retained earnings	529	217
Accumulated other comprehensive (loss) earnings	(13)	111
Less: Treasury stock, 13,289,502 shares and 13,286,567 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(468)	(468)
Total Fidelity National Financial, Inc. shareholders’ equity	4,603	4,447
Non-controlling interests	26	20
Total equity	4,629	4,467
Total liabilities, redeemable non-controlling interest and equity	$9,254	$9,151
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$599	$575	$1,071	$1,040
Agency title insurance premiums	732	726	1,296	1,309
Escrow, title-related and other fees	763	720	1,381	1,291
Interest and investment income	45	33	83	61
Realized gains and losses, net	(16)	5	(15)	1
Total revenues	2,123	2,059	3,816	3,702
Expenses:
Personnel costs	665	626	1,272	1,195
Agent commissions	561	558	992	1,004
Other operating expenses	506	479	929	868
Depreciation and amortization	45	44	92	87
Provision for title claim losses	60	65	107	117
Interest expense	11	13	22	29
Total expenses	1,848	1,785	3,414	3,300
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	275	274	402	402
Income tax expense	22	101	53	170
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	253	173	349	232
Equity in earnings of unconsolidated affiliates	1	3	3	4
Net earnings from continuing operations	254	176	352	236
Net earnings from discontinued operations, net of tax	—	126	—	147
Net earnings	254	302	352	383
Less: Net earnings attributable to non-controlling interests	3	6	4	15
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$251	$296	$348	$368
Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to FNF common shareholders	$251	$176	$348	$237
Net (loss) earnings from discontinued operations attributable to FNF common shareholders	—	(1)	—	9
Net earnings attributable to FNF common shareholders	$251	$175	$348	$246
Net earnings from discontinued operations attributable to FNFV Group common shareholders		$121		$122
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$0.92	$0.65	$1.27	$0.88
Net earnings from discontinued operations attributable to FNF common shareholders	—	—	—	0.03
Net earnings per share attributable to FNF common shareholders	$0.92	$0.65	$1.27	$0.91
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders		$1.83		$1.85
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$0.90	$0.63	$1.25	$0.85
Net earnings from discontinued operations attributable to FNF common shareholders	—	—	—	0.03
Net earnings per share attributable to FNF common shareholders	$0.90	$0.63	$1.25	$0.88
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders		$1.81		$1.79
Weighted average shares outstanding FNF common stock, basic basis	273	271	273	271
Weighted average shares outstanding FNF common stock, diluted basis	278	277	279	278
Cash dividends paid per share FNF common stock	$0.30	$0.25	$0.60	$0.50
Weighted average shares outstanding FNFV Group common stock, basic basis		66		66
Weighted average shares outstanding FNFV Group common stock, diluted basis		67		68
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net earnings	$254	$302	$352	$383
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(6)	13	(15)	25
Unrealized gain on investments in unconsolidated affiliates (2)	1	4	4	11
Unrealized (loss) gain on foreign currency translation (3)	(1)	4	(2)	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	1	(1)	(1)	2
Other comprehensive (loss) earnings	(5)	20	(14)	44
Comprehensive earnings	249	322	338	427
Less: Comprehensive earnings attributable to non-controlling interests	3	9	4	17
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$246	$313	$334	$410
Comprehensive earnings attributable to FNF common shareholders	$246	$190	$334	$287
Comprehensive earnings attributable to FNFV Group common shareholders		$123		$123
_______________________________________

(1)
Net of income tax (benefit) expense of $(2) million and $8 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $(5) million and $16 million for the six-month periods ended June 30, 2018 and 2017, respectively.

(2)
Net of income tax expense of less than $1 million and $3 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $1 million and $7 million for the six-month periods ended June 30, 2018 and 2017, respectively.

(3)
Net of income tax (benefit) expense of less than $(1) million and $3 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $(1) million and $3 million for the six-month periods ended June 30, 2018 and 2017, respectively.

(4)
Net of income tax expense (benefit) of less than $1 million and $(1) million for the three-month periods ended June 30, 2018 and 2017, respectively, and less than $(1) million and $1 million for the six-month periods ended June 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	1	—	—	—	16	—	—	—	—	—	16	—
Treasury stock repurchased	—	—	—	—	—	—	—	1	(20)	—	(20)	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	25	—	—	2	27	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	11	—	—	—	11	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	6	—	—	—	6	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Equity portion of debt conversions settled in cash	—	—	—	—	(244)	—	—	—	—	—	(244)	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Stock-based compensation	—	—	—	—	17	—	—	—	—	7	24	—
Dividends declared	—	—	—	—	—	(136)	—	—	—	—	(136)	—
Sale of OneDigital	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	9	9	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	—	—	368	—	—	—	15	383	—
Balance, June 30, 2017	286	$—	81	$—	$4,637	$2,016	$31	28	$(643)	$878	$6,919	$344

Balance, December 31, 2017	288	$—	—	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	—	—	—	—	6	—	—	—	—	—	6	—
Other comprehensive earnings — unrealized losses on investments and other financial instruments	—	—	—	—	—	—	(15)	—	—	—	(15)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	4	—	—	—	4	—
Other comprehensive earnings — unrealized losses on foreign currency translation	—	—	—	—	—	—	(2)	—	—	—	(2)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification for ASU 2018-02	—	—	—	—	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	15	—	—	—	—	—	15	—
Dilution resulting from subsidiary equity issuance	—	—	—	—	(2)	—	—	—	—	4	2	—
Dividends declared	—	—	—	—	—	(165)	—	—	—	—	(165)	—
Subsidiary equity repurchase	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	3	3	—
Equity portion of debt conversions settled in cash	—	—	—	—	(51)	—	—	—	—	—	(51)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	—	—	348	—	—	—	4	352	—
Balance, June 30, 2018	288	$—	—	$—	$4,555	$529	$(13)	13	$(468)	$26	$4,629	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings	$352	$383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92	222
Equity in (earnings) losses of unconsolidated affiliates	(3)	4
(Gain) loss on sales of investments and other assets, net	(5)	12
Gain on sale of OneDigital	—	(269)
Impairment of assets	—	2
Distributions from unconsolidated affiliates, return on investment	3	—
Stock-based compensation cost	15	24
Change in valuation of equity and preferred securities available for sale, net	21	—
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(21)	(30)
Net increase in prepaid expenses and other assets	(19)	(65)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(25)	(98)
Net (decrease) increase in reserve for title claim losses	(3)	5
Net change in income taxes	(57)	101
Net cash provided by operating activities	350	291
Cash flows from investing activities:
Proceeds from sales of investment securities	309	200
Proceeds from calls and maturities of investment securities	304	283
Proceeds from sales of property and equipment	21	—
Proceeds from the sale of cost method and other investments	—	14
Additions to property and equipment and capitalized software	(39)	(88)
Purchases of investment securities	(579)	(199)
Net proceeds from (purchases of) short-term investment securities	40	(45)
Purchases of other long-term investments	—	(2)
Additional investments in unconsolidated affiliates	(34)	(47)
Distributions from unconsolidated affiliates, return of investment	42	44
Net other investing activities	(4)	(4)
Proceeds from the sale of OneDigital	—	326
Other acquisitions/disposals of businesses, net of cash acquired	(6)	(83)
Net cash provided by investing activities	54	399
Cash flows from financing activities:
Borrowings	—	759
Debt service payments	(30)	(922)
Black Knight treasury stock repurchases of BKFS stock	—	(47)
Equity portion of debt conversions paid in cash	(58)	(243)
Dividends paid	(164)	(136)
Subsidiary dividends paid to non-controlling interest shareholders	(4)	(4)
Exercise of stock options	6	16
Subsidiary equity repurchase	(1)	—
Net change in secured trust deposits	67	32
Payment of contingent consideration for prior period acquisitions	(10)	(11)
Purchases of treasury stock	—	(16)
Net cash used in financing activities	(194)	(572)
Net increase in cash and cash equivalents	210	118
Cash and cash equivalents at beginning of period	1,110	1,323
Cash and cash equivalents at end of period	$1,320	$1,441
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017.
Certain reclassifications have been made in the 2017 Condensed Consolidated Financial Statements to conform to classifications used in 2018.
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies and operates through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans.
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
Pending Acquisition of Stewart
On March 18, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"), pursuant to which each share of Stewart common stock issued and outstanding immediately prior to the effective time of the Stewart Merger (other than shares owned by Stewart, its subsidiaries, FNF or the wholly-owned subsidiaries of FNF party to the Merger Agreement and shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law), will be converted into the right to receive, at the election of the holder of such share, (i) $50.00 in cash, (ii) 1.2850 shares of FNF common stock, or (iii) $25.00 in cash and 0.6425 shares of FNF common stock, subject to potential adjustment (as described below) and proration to the extent the option to receive cash or the option to receive stock is oversubscribed.
FNF currently intends to fund the $1.2 billion purchase price through a combination of cash on hand at FNF and the issuance of FNF common stock to Stewart stockholders and will be paid 50% in cash and 50% in FNF common stock. Including the assumption of $109 million of Stewart debt, our pro forma debt to total capital ratio is expected to be no more than approximately 20% at the close of the transaction.
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
On May 30, 2018, we filed a preliminary registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the "SEC").
On May 31, 2018, we received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Federal Trade Commission (the “FTC”) in connection with the FTC’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) regulatory review of the Stewart Merger.
On July 12, 2018, we filed amendment number one to our preliminary registration statement on Form S-4 with the SEC.
On July 26, 2018, we filed amendment number two to our preliminary registration statement on Form S-4 with the SEC and it was declared effective by the SEC on August 1, 2018.
On August 1, 2018, Stewart filed its definitive proxy statement with the SEC and mailed the proxy statement to its stockholders. The special meeting of Stewart stockholders to vote on the Stewart Merger is scheduled for September 5, 2018.

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
Other Developments
On May 22, 2018, Janet Kerr resigned from our Board of Directors (the "Board") due to personal reasons.
In May 2018, after discussion among the Board, it was decided that Willie D. Davis would not be nominated for re-election at the annual meeting of FNF's shareholders. In order for the Board to continue to benefit from Mr. Davis' valuable insight and diverse point of view, Mr. Davis has been appointed by the board to serve as Director Emeritus for a three-year term beginning immediately following our 2018 annual meeting of shareholders.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options outstanding during the three- or six-month periods ended June 30, 2018 or June 30, 2017.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 8.0% and 36.9% in the three months ended June 30, 2018 and 2017, respectively, and 13.2% and 42.3% in the six months ended June 30, 2018 and 2017, respectively. The decrease in both periods is primarily attributable to the decreased federal tax rate associated with the passage of the Tax Reform Act and to a change in tax estimate in the three-month period ended June 30, 2018 regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017. The decrease in the six-month period was also attributable to increased tax expense of $21 million in the 2017 period resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), has provided guidance for companies that have not completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of June 30, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on our deferred tax balances. In other cases, we have not been able to make a reasonable estimate and will continue to analyze the Tax Reform Act in order to finalize any related impacts within the measurement period. Areas of continued analysis with respect to the Tax Reform Act include the tax deductibility of certain executive compensation and final tax return to provision adjustments.
Discontinued Operations
On November 17, 2017, we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae is a separate, publicly traded company (NYSE: CNNE) as of November 20, 2017. All of the Company’s core title insurance, real

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF common stock that are not held by Cannae remain with the Company. As a result of the FNFV Split-Off, the financial results of FNFV Group have been reclassified to discontinued operations for the three and six months ended June 30, 2017.
On September 29, 2017 we completed our tax-free distribution to FNF shareholders of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution was generally tax-free to FNF shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the three and six months ended June 30, 2017.
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
We adopted these revenue standards on January 1, 2018 using the modified retrospective approach. As there was no material impact to our historical revenue recognition, we did not record a cumulative-effect adjustment to the opening balance of retained earnings in the current year. See Note J. Revenue Recognition for further discussion of our revenue.
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
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. GAAP previously did not include specific guidance on the cash flow classification and presentation of changes in restricted cash. The Company previously excluded cash pledged related to secured trust deposits, which generally meets the definition of restricted cash, from the reconciliation of beginning-of-period to end-of-period total amounts shown on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented upon adoption.
We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the following retrospective changes to our Statement of Cash Flows for the six months ended June 30, 2017: an increase in the net change in cash and cash equivalents of $206 million due to the inclusion of the change in our cash pledged against secured trust deposits, an increase in investing cash inflow of $174 million related to the movement of cash paid for investments pledged against secured trust deposits from operating to investing activities, and a decrease in financing cash outflow of $32 million related to the movement of the change in secured trust deposits from operating to financing activities.
In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. We adopted this ASU on April 1, 2018. Adoption of this ASU resulted in the reclassification of $1 million from Accumulated other comprehensive loss to Retained earnings in the three months ended June 30, 2018.
Other Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU requires a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP, except that lessees were required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior periods.
We have identified a vendor with software suited to track and account for leases under the new standard and are in process of transitioning our lease accounting within the software. We anticipate this standard will have a material impact on our consolidated balance sheets. However, while we are still in the preliminary stages of our analysis, we do not anticipate that adoption of this ASU will have a material impact on our consolidated income statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for leased office space. We plan to adopt this standard on January 1, 2019 and to use the package of practical expedients available upon adoption.
Other
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures and have not yet concluded on its effects. We do not plan to early adopt the standard.

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

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Six months ended June 30,
	2018	2017
	(Dollars in millions)
Beginning balance	$1,490	$1,487
Change in reinsurance recoverable	—	(4)
Claim loss provision related to:
Current year	107	113
Prior years	—	4
Total title claim loss provision	107	117
Claims paid, net of recoupments related to:
Current year	(3)	(2)
Prior years	(107)	(106)
Total title claims paid, net of recoupments	(110)	(108)
Ending balance of claim loss reserve for title insurance	$1,487	$1,492
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	5.0%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$245	$—	$245
State and political subdivisions	—	196	—	196
Corporate debt securities	—	1,217	13	1,230
Mortgage-backed/asset-backed securities	—	51	—	51
Foreign government bonds	—	59	—	59
Preferred securities	18	273	—	291
Equity securities	669	1	—	670
Other long-term investments	—	—	102	102
Total assets	$687	$2,042	$115	$2,844

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Mortgage-backed/asset-backed securities	—	56	—	56
Foreign government bonds	—	57	—	57
Preferred securities	23	296	—	319
Equity securities	681	—	—	681
Total assets	$704	$2,112	$—	$2,816
Our Level 2 fair value measures for preferred securities and fixed maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred stock and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third-party pricing services are as follows:

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
Our Level 3 fair value measures for other long term investments are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long term investment as of June 30, 2018 was 8.0% - 8.2%. Based on the total fair value of our Level 3 other long term investment as of June 30, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and six months ended June 30, 2018.

	Three months ended June 30, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, March 31, 2018	$101	$13	$114
Paid-in-kind dividends (1)	2	—	2
Net valuation loss included in earnings (2)	(1)	—	(1)
Fair value, June 30, 2018	$102	$13	$115

	Six months ended June 30, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	100	—	100
Transfers from Level 2	—	13	13
Paid-in-kind dividends (1)	3	—	3
Net valuation loss included in earnings (2)	(1)	—	(1)
Fair value, June 30, 2018	$102	$13	$115
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the six months ended June 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. There were no transfers between Level 2 and Level 3 in the three months ended June 30, 2018. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of December 31, 2017 and June 30, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D. Investments.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$245	$248	$—	$(3)	$245
State and political subdivisions	196	194	2	—	196
Corporate debt securities	1,230	1,238	4	(12)	1,230
Mortgage-backed/asset-backed securities	51	51	1	(1)	51
Foreign government bonds	59	62	—	(3)	59
Total	$1,781	$1,793	$7	$(19)	$1,781

	December 31, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$195	$196	$—	$(1)	$195
State and political subdivisions	391	387	4	—	391
Corporate debt securities	1,117	1,110	11	(4)	1,117
Mortgage-backed/asset-backed securities	56	55	1	—	56
Foreign government bonds	57	58	1	(2)	57
Preferred securities	319	307	12	—	319
Equity securities	681	517	172	(8)	681
Total	$2,816	$2,630	$201	$(15)	$2,816
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, unrealized gains and losses on equity and preferred securities are included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings. Accordingly, they are excluded from the table as of June 30, 2018 above. Refer to discussion under Recent Accounting Pronouncements included in Note A. Basis of Financial Statements for further discussion of the effects of the adoption of ASU 2016-01.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2018:

	June 30, 2018
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$397	22%	$395	22%
After one year through five years	1,220	68	1,210	68
After five years through ten years	120	7	120	7
After ten years	5	—	5	—
Mortgage-backed/asset-backed securities	51	3	51	3
Total	$1,793	100%	$1,781	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017, were as follows (in millions):

June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$212	$(3)	$—	$—	$212	$(3)
Corporate debt securities	909	(10)	47	(2)	956	(12)
Foreign government bonds	41	(2)	7	(1)	48	(3)
Mortgage-backed/asset-backed securities	28	(1)	—	—	28	(1)
Total temporarily impaired securities	$1,190	$(16)	$54	$(3)	$1,244	$(19)

December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$149	$(1)	$—	$—	$149	$(1)
Corporate debt securities	464	(3)	51	(1)	515	(4)
Foreign government bonds	—	—	10	(2)	10	(2)
Equity securities	121	(7)	5	(1)	126	(8)
Total temporarily impaired securities	$734	$(11)	$66	$(4)	$800	$(15)
We recorded $3 million of impairment charges relating to investments during the three and six-month periods ended June 30, 2018. We recorded $1 million in impairment charges relating to investments during the three and six-month periods ended June 30, 2017. Impairment in these periods relate to fixed maturity securities of investees entering Chapter 11 bankruptcy which exhibited decreasing fair market values and from which we are uncertain of our ability to recover our initial investment.
As of June 30, 2018, we held $1 million of investment securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2017, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ended June 30, 2018 and 2017, respectively:

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$1	$(3)	$(2)	$245	$4	$(3)	$1	$543
Preferred stock	1	—	1	46	1	—	1	46
Equity securities	3	(4)	(1)	19	3	(4)	(1)	19
Valuation losses on equity securities			(8)	—			(12)	—
Valuation losses on preferred securities			(5)	—			(8)	—
Property and equipment			—	—			5	21
Other realized gains and losses, net			(1)	—			(1)	—
Total			$(16)	$310			$(15)	$629

	Three months ended June 30, 2017				Six months ended June 30, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$1	$(2)	$(1)	$203	$4		$(5)	$(1)	$440
Preferred stock available for sale	—	—	—	10	—	—	—	—	10
Other long-term investments			9	14				9	14
Loss on debt redemptions			(3)	—				(5)	—
Other assets			—	—				(2)	—
Total			$5	$227				$1	$464

Note E —Notes Payable
Notes payable consists of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	$398	$397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	40	65
Revolving Credit Facility, unsecured, unused portion of $500, due April 2022 with interest payable monthly at LIBOR + 1.40% (3.75% at June 30, 2018)	295	295
Other	1	2
	$734	$759
At June 30, 2018, the estimated fair value of our long-term debt was approximately $844 million, which was $103 million higher than its carrying value, excluding $7 million of net unamortized debt issuance costs and premium/discount. The fair value of our unsecured notes payable was $543 million as of June 30, 2018. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2018 and are considered Level 2 financial liabilities. The carrying value

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

of the Revolving Credit Facility approximates fair value at June 30, 2018, as it is a variable rate instrument with a short reset period (monthly) which reflects current market rates. The revolving credit facilities are considered Level 2 financial liabilities.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2017. As of June 30, 2018, there was $295 million outstanding, net of $5 million of unamortized debt issuance costs, and $500 million of remaining borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% notes are set forth in our Annual Report for the year ended December 31, 2017.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the Notes are set forth in our Annual Report for the year ended December 31, 2017. Beginning October 1, 2013, these notes are convertible under the 130% Sale Price Condition described in our Annual Report. During the six months ended June 30, 2018, we repurchased Notes, and Notes were converted by holders, with aggregate principal of $29 million for $86 million. Upon maturity of the Notes in August 2018, we expect to settle in cash and pay approximately $118 million based on stock prices and conversion rates as of June 30, 2018.

Gross principal maturities of notes payable at June 30, 2018 are as follows (in millions):
2018 (remaining)	$40
2019	—
2020	1
2021	—
2022	700
Thereafter	—
$741
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million and $2 million as of June 30, 2018 and December 31, 2017, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue which precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion finding that the Company failed to advise it’s agents how to interpret the rate rule so that it would be uniformly applied, thereby having engaged in “deceptive conduct.” The Company plans to seek interlocutory review of the summary judgment order or appeal after entry of judgment. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, whether the judge will exercise discretion to award treble damages or award prejudgment interest, or what plaintiffs’ counsel will seek as reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2018 (remaining)	$77
2019	140
2020	111
2021	83
2022	56
Thereafter	53
Total future minimum operating lease payments	$520
Note G — Dividends
On July 17, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on September 28, 2018, to FNF common shareholders of record as of September 14, 2018.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,331	$—	$1,331
Other revenues	602	161	763
Revenues from external customers	1,933	161	2,094
Interest and investment income, including realized gains and losses	29	—	29
Total revenues	1,962	161	2,123
Depreciation and amortization	38	7	45
Interest expense	—	11	11
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	301	(26)	275
Income tax expense (benefit)	29	(7)	22
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	272	(19)	253
Equity in earnings of unconsolidated affiliates	1	—	1
Earnings (loss) from continuing operations	$273	$(19)	$254
Assets	$8,540	$714	$9,254
Goodwill	2,447	317	2,764
As of and for the three months ended June 30, 2017:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,301	$—	$1,301
Other revenues	575	145	720
Revenues from external customers	1,876	145	2,021
Interest and investment income, including realized gains and losses	41	(3)	38
Total revenues	1,917	142	2,059
Depreciation and amortization	39	5	44
Interest expense	—	13	13
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	294	(20)	274
Income tax expense (benefit)	114	(13)	101
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	180	(7)	173
Equity in earnings of unconsolidated affiliates	2	1	3
Earnings (loss) from continuing operations	$182	$(6)	$176
Assets	$8,516	$5,686	$14,202
Goodwill	2,383	215	2,598

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$2,367	$—	$2,367
Other revenues	1,118	263	1,381
Revenues from external customers	3,485	263	3,748
Interest and investment income, including realized gains and losses	67	1	68
Total revenues	3,552	264	3,816
Depreciation and amortization	78	14	92
Interest expense	—	22	22
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	464	(62)	402
Income tax expense (benefit)	69	(16)	53
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	395	(46)	349
Equity in earnings of unconsolidated affiliates	2	1	3
Earnings (loss) from continuing operations	$397	$(45)	$352
Assets	$8,540	$714	$9,254
Goodwill	2,447	317	2,764
As of and for the six months ended June 30, 2017:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$2,349	$—	$2,349
Other revenues	1,071	220	1,291
Revenues from external customers	3,420	220	3,640
Interest and investment income, including realized gains and losses	67	(5)	62
Total revenues	3,487	215	3,702
Depreciation and amortization	77	10	87
Interest expense	—	29	29
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	445	(43)	402
Income tax expense (benefit)	192	(22)	170
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	253	(21)	232
Equity in earnings of unconsolidated affiliates	4	—	4
Earnings (loss) from continuing operations	$257	$(21)	$236
Assets	$8,516	$5,686	$14,202
Goodwill	2,383	215	2,598

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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment, as well as the assets of discontinued operations of Black Knight and FNFV as of June 30, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Six months ended June 30,
	2018	2017
Cash paid for:
Interest	$18	$69
Income taxes	112	202
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$5	$3
Change in purchases of investments available for sale payable in period	—	(1)

Financing activities:
Change in treasury stock purchases payable in period	$—	$4
Change in accrual for unsettled debt service payments related to the Notes	(4)	1
Change in accrual for the equity portion of unsettled repurchases of the Notes	(7)	1
Debt extinguished through the sale of OneDigital	—	151

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2018	2017	2018	2017
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Title insurance premiums	Direct title insurance premiums; Agency title insurance premiums	Title	$1,331	$1,301	$2,367	$2,349
Home warranty	Escrow, title-related and other fees	Title	46	42	91	83
Total revenue from insurance contracts			1,377	1,343	2,458	2,432
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	235	220	418	394
Other title-related fees and income	Escrow, title-related and other fees	Title	165	162	305	300
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	134	131	210	188
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	103	108	198	214
Real estate technology	Escrow, title-related and other fees	Corporate and other	27	15	52	31
Other	Escrow, title-related and other fees	Corporate and other	—	—	1	2
Total revenue from contracts with customers			664	636	1,184	1,129
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	53	42	106	79
Interest and investment income	Interest and investment income	Various	45	33	83	61
Realized gains and losses, net	Realized gains and losses, net	Various	(16)	5	(15)	1
Total revenues	Total revenues		2,123	2,059	3,816	3,702
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
Escrow fees and Other title-related fees and income in our Title segment are closely related to Direct title insurance premiums and are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and home inspection services, and other real estate or title-related activities. Revenue is primarily recognized upon closing of the underlying real estate transaction or completion of services. Cash associated with such revenue is typically collected at closing.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2018	December 31, 2017
	(In millions)
Trade receivables	$314	$292
Deferred revenue (contract liabilities)	108	107
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2018, we recognized $45 million of revenue which was included in deferred revenue at the beginning of the period.

Note K — Discontinued Operations
Black Knight
As a result of the BK Distribution, we have reclassified the financial results of Black Knight to discontinued operations in our Condensed Consolidated Statements of Earnings for the three and six-months ended June 30, 2017. We retained no ownership in Black Knight. Subsequent to the BK Distribution, Black Knight is considered a related party to FNF.
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations in the six months ended June 30, 2018 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions are not material to our results of operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A summary of the operations of Black Knight included in discontinued operations is shown below (in millions):

	Three months ended June 30,	Six months ended June 30,

	2017	2017
	(Unaudited)
Revenues:
Escrow, title-related and other fees	$246	$494
Realized gains and losses, net	(17)	(19)
Total revenues	229	475
Expenses:
Personnel costs	97	197
Other operating expenses	51	96
Depreciation and amortization	50	103
Interest expense	13	29
Total expenses	211	425
Earnings from discontinued operations before income taxes	18	50
Income tax expense	12	22
Net earnings from discontinued operations	6	28
Less: Net earnings attributable to non-controlling interests	7	19
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(1)	$9

Cash flow from discontinued operations data:
Net cash provided by operations	$74	$123
Net cash used in investing activities	(15)	(31)
FNFV
As a result of the FNFV Split-Off we have reclassified the financial results of FNFV Group to discontinued operations for the three and six months ended June 30, 2017 in our Condensed Consolidated Statements of Earnings. Subsequent to the FNFV Split-Off, Cannae is considered a related party to FNF. The cash inflows and outflows from and to Cannae as well as revenues and expenses included in continuing operations in the six months ended June 30, 2017 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions, are not material to our results of operations.
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of June 30, 2018, we own approximately 7.9% of Cannae's outstanding common equity. In addition, we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the Cannae Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of June 30, 2018, there is no outstanding balance under the Cannae Revolver.
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
A summary of the operations of FNFV included in discontinued operations is shown below (in millions):

	Three months ended June 30,	Six months ended June 30,

	2017	2017
	(Unaudited)
Revenues:
Escrow, title-related and other fees	$42	$91
Restaurant revenue	288	561
Interest and investment income	1	2
Realized gains and losses, net	268	273
Total revenues	599	927
Expenses:
Personnel costs	65	111
Other operating expenses	29	54
Cost of restaurant revenue	249	485
Depreciation and amortization	16	32
Interest expense	3	7
Total expenses	362	689
Earnings from discontinued operations before income taxes	237	238
Income tax expense	113	111
Earnings from continuing operations before equity in losses of unconsolidated affiliates	124	127
Equity in losses of unconsolidated affiliates	(4)	(8)
Net earnings from discontinued operations	120	119
Less: Net loss attributable to non-controlling interests	(1)	(3)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$121	$122

Cash flow from discontinued operations data:
Net cash used in operations	$(113)	$(98)
Net cash provided by investing activities	125	98
Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Statement of Earnings is shown below:

	Three months ended June 30,	Six months ended June 30,

	2017	2017
	(Unaudited)
Earnings from discontinued operations attributable to Black Knight	$6	$28
Earnings from discontinued operations attributable to FNFV	120	119
Net earnings from discontinued operations, net of tax	$126	$147

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; the risk that Stewart stockholders may not adopt the Merger Agreement; the risk that the necessary regulatory approvals for the Stewart Merger may not be obtained or may be obtained subject to conditions that are not anticipated; risks that any of the closing conditions to the proposed Stewart Merger may not be satisfied in a timely manner; the risk that our and Stewart's businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or more costly than expected or that the expected benefits of the Stewart Merger will not be realized; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2017 and other filings with the SEC.
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
We have found that residential real estate activity is generally dependent on the following factors:

•	mortgage interest rates;

•	mortgage funding supply;

•	housing inventory and home prices; and

•	the strength of the United States economy, including employment levels.
As of July 6, 2018, the Mortgage Bankers Association ("MBA") estimated (actual for fiscal year 2017) the size of the U.S. mortgage originations market as shown in the following table for 2017 - 2020 in its "Mortgage Finance Forecast" (in trillions):

	2020	2019	2018	2017
Purchase transactions	$1.3	$1.2	$1.1	$1.1
Refinance transactions	0.4	0.4	0.5	0.6
Total U.S. mortgage originations forecast	$1.7	$1.6	$1.6	$1.7
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates, and have continued to rise through the first half of 2018. Refinance transactions decreased in 2017 and through the first half of 2018 from the historically high levels experienced in recent years through 2016. Existing home sales increased through 2017 and began leveling out and decreasing through the first half of 2018. Over the same time period, there has been a consistent decline in total housing inventory and increase in average home prices.
In 2018 and beyond, increasing mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to continue to decline. The MBA predicts overall mortgage originations in 2018 through 2020 will remain relatively flat compared to the 2017 period driven by a decrease in refinance transactions, offset by an increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher title premiums, whereas refinance transactions only require a lender’s policy, resulting in lower title premiums.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to 4.0% in June 2018. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through 2018. We believe that improvements in both of these economic indicators, among other indicators which support a generally strong United States economy, present potential tailwinds for mortgage originations and support recent home price trends.
We cannot be certain how, if at all, the positive effects of a change in mix of purchase to refinance transactions, increasing home prices, and of a generally strong United States economy and the negative effects of projected short-term decreases in overall originations and increases in interest rates will impact our future results of operations. We continually monitor origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Over the last couple of years, we have continued to experience strong demand in commercial real estate markets. In 2015 through 2017, the volume and fee-per-file of our commercial transactions were at historical highs. Through the first half of 2018, we have continued to see strong demand for commercial transactions.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically also strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$599	$575	1,071	1,040
Agency title insurance premiums	732	726	1,296	1,309
Escrow, title-related and other fees	763	720	1,381	1,291
Interest and investment income	45	33	83	61
Realized gains and losses, net	(16)	5	(15)	1
Total revenues	2,123	2,059	3,816	3,702
Expenses:
Personnel costs	665	626	1,272	1,195
Agent commissions	561	558	992	1,004
Other operating expenses	506	479	929	868
Depreciation and amortization	45	44	92	87
Provision for title claim losses	60	65	107	117
Interest expense	11	13	22	29
Total expenses	1,848	1,785	3,414	3,300
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	275	274	402	402
Income tax expense	22	101	53	170
Equity in earnings of unconsolidated affiliates	1	3	3	4
Net earnings from continuing operations	$254	$176	$352	$236
 Revenues.
Total revenues increased by $64 million in the three months ended June 30, 2018 and increased by $114 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017.

Net earnings from continuing operations increased by $78 million in the three months ended June 30, 2018 and increased by $116 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017.
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
Income tax expense was $22 million and $101 million in the three-month periods ended June 30, 2018 and 2017, respectively, and $53 million and $170 million in the six-month periods ended June 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes was 8.0% and 36.9% for the three-month periods ended June 30, 2018 and 2017, respectively, and 13.2% and 42.3% for the six-month periods ended June 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. The decrease in income tax as a percentage of earnings before income taxes from the three-month period ended June 30, 2017 to the comparable 2018 period was primarily driven by the Tax Reform Act as well as a change in tax estimate regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017. The decrease in the six-month period was also attributable to increased tax expense of $21 million in the 2017 period resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
Equity in earnings of unconsolidated affiliates was $1 million and $3 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $3 million and $4 million for the six-month periods ended June 30, 2018 and 2017, respectively. The equity in earnings in 2018 and 2017 are attributable to various individually immaterial unconsolidated affiliates.

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$599	$575	$1,071	$1,040
Agency title insurance premiums	732	726	1,296	1,309
Escrow, title-related and other fees	602	575	1,118	1,071
Interest and investment income	45	33	82	61
Realized gains and losses, net	(16)	8	(15)	6
Total revenues	1,962	1,917	3,552	3,487
Expenses:
Personnel costs	635	602	1,214	1,150
Agent commissions	561	558	992	1,004
Other operating expenses	367	359	697	694
Depreciation and amortization	38	39	78	77
Provision for title claim losses	60	65	107	117
Total expenses	1,661	1,623	3,088	3,042
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$301	$294	$464	$445
Orders opened by direct title operations (in thousands)	505	524	983	996
Orders closed by direct title operations (in thousands)	362	370	675	704
Fee per file	$2,579	$2,428	$2,470	$2,295
Total revenues for the Title segment increased by $45 million, or 2%, in the three months ended June 30, 2018 and increased by $65 million, or 2%, in the six months ended June 30, 2018, from the corresponding periods in 2017.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2018	Total	2017	Total	2018	Total	2017	Total
	(Dollars in millions)
Title premiums from direct operations	$599	45%	$575	44%	$1,071	45%	$1,040	44%
Title premiums from agency operations	732	55	726	56	1,296	55	1,309	56
Total title premiums	$1,331	100%	$1,301	100%	$2,367	100%	$2,349	100%
Title premiums increased by 2% in the three months ended June 30, 2018 as compared to the corresponding period in 2017. The increase is comprised of an increase in Title premiums from direct operations of $24 million, or 4%, and an increase in Title premiums from agency operations of $6 million, or 1%, in the three months ended June 30, 2018.
Title premiums increased by 1% in the six months ended June 30, 2018 as compared to the corresponding period in 2017. The increase is comprised of an increase in Title premiums from direct operations of $31 million, or 3%, partially offset by a decrease in Title premiums from agency operations of $13 million, or 1%, in the six months ended June 30, 2018.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Opened title insurance orders from purchase transactions (1)	71.0%	65.9%	68.5%	64.9%
Opened title insurance orders from refinance transactions (1)	29.0	34.1	31.5	35.1
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	70.8%	67.2%	66.8%	62.9%
Closed title insurance orders from refinance transactions (1)	29.2	32.8	33.2	37.1
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six months ended June 30, 2018 as compared to the corresponding period in 2017. The increase is primarily attributable to an increase in the fee per file driven by a favorable change in the mix of closed orders from purchase and refinance transactions, partially offset by a decrease in closed order volume. We experienced an increase in closed title insurance order volumes from purchase transactions which was more than offset by a decrease in closed title insurance order volumes from refinance transactions in the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Total closed order volumes were 362,000 in the three months ended June 30, 2018 compared with 370,000 in the three months ended June 30, 2017 and 675,000 in the six months ended June 30, 2018 compared with 704,000 in the six months ended June 30, 2017. This represented an overall decrease of 2% and 4%, respectively. Opened title order volumes trended consistently with closed order volumes in both periods.
The average fee per file in our direct operations was $2,579 and $2,470 in the three and six months ended June 30, 2018, respectively, compared to $2,428 and $2,295 in the three and six months ended June 30, 2017, respectively. The increase in average fee per file reflects the favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $6 million, or 1%, in the three months ended June 30, 2018 and decreased $13 million, or 1%, in the six months ended June 30, 2018 as compared to the corresponding period in 2017.
Escrow, title-related and other fees increased by $27 million, or 5%, in the three months ended June 30, 2018 and increased by $47 million, or 4%, in the six months ended June 30, 2018 from the corresponding periods in 2017. Escrow fees, which are more closely related to our direct operations, increased by $14 million, or 6%, in the three months ended June 30, 2018 and increased by $24 million, or 6%, in the six months ended June 30, 2018 compared to the corresponding periods in 2017. The increase is representative of the favorable increase in closed title insurance orders from purchase transactions previously discussed. Other fees in the Title segment, excluding escrow fees, increased $13 million, or 4%, in the three months ended June 30, 2018 and increased $23 million, or 3%, in the six months ended June 30, 2018, from the corresponding periods in 2017. This increase is primarily attributable to revenue growth associated with our home warranty businesses, increased subservicing revenue at ServiceLink, and acquisitions, partially offset by decreases in revenue at FNF Canada and at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $12 million in the three months ended June 30, 2018 and increased $21 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017. The increase was primarily driven by increased interest rates earned in our tax-deferred property exchange business, interest earned on short term investments, and dividends from other long term investments, partially offset by a decrease in our fixed maturity holdings period over period.
Realized gains and losses, net decreased $24 million in the three months ended June 30, 2018 and decreased $21 million in the six months ended June 30, 2018 from the comparable periods in 2017. The decrease was primarily attributable to the inclusion of non-cash valuation losses on our equity and preferred security holdings in the 2018 periods associated with the adoption of ASU 2016-01 on January 1, 2018.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $33 million, or 5% in the three months ended June 30,

2018 and increased $64 million, or 6%, in the six months ended June 30, 2018, compared to the corresponding periods in 2017. The increase in the 2018 period is primarily due to higher commissions and bonuses associated with increased headcount to process increased closed order counts from purchase transactions and increased expense associated with acquisitions. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 53% and 52% for the three-month periods ended June 30, 2018 and 2017, respectively, and 55% and 54% for the six-month periods ended June 30, 2018 and 2017, respectively. The increase in personnel cost as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was primarily driven by the change in mix of title premiums from purchase and refinance transactions and to increased cost of employee group insurance claims. Average employee count in the Title segment was 23,344 and 23,146 in the three-month periods ended June 30, 2018 and 2017, respectively, and 23,177and 22,858 in the six-month periods ended June 30, 2018 and 2017, respectively.
Other operating expenses increased by $8 million, or 2% in the three months ended June 30, 2018 and increased by $3 million, or less than 1% in the six months ended June 30, 2018, from the corresponding periods in 2017. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses decreased 1% in the three and six months ended June 30, 2018 from the comparable periods in 2017.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2017:

	Three months ended June 30,				Six months ended June 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in millions)
Agent premiums	732	100%	726	100%	$1,296	100%	$1,309	100%
Agent commissions	561	77%	558	77%	992	77%	1,004	77%
Net retained agent premiums	$171	23%	$168	23%	$304	23%	$305	23%
Depreciation and amortization decreased by $1 million in the three months ended June 30, 2018 and increased by $1 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017.
The claim loss provision for title insurance was $60 million and $65 million for the three-month periods ended June 30, 2018 and 2017, respectively, and reflects an average provision rate of 4.5% and 5.0% of title premiums, respectively. The claim loss provision for title insurance was $107 million and $117 million for the six-month periods ended June 30, 2018 and 2017, respectively, and reflects an average provision rate of 4.5% and 5.0% of title premiums, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Escrow, title-related and other fees	$161	$145	$263	$220
Interest and investment income	—	—	1	—
Realized gains and losses, net	—	(3)	—	(5)
Total revenues	161	142	264	215
Expenses:
Personnel costs	30	24	58	45
Other operating expenses	139	120	232	174
Depreciation and amortization	7	5	14	10
Interest expense	11	13	22	29
Total expenses	187	162	326	258
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(26)	$(20)	$(62)	$(43)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our real estate brokerage and technology subsidiaries offset by the elimination of certain revenues between segments. See Note J. Revenue Recognition included in Item 1 of Part 1 of this Quarterly Report for further discussion and disaggregation of our revenue.
Total revenues in the Corporate and Other segment increased $19 million, or 13%, in the three-month period ended June 30, 2018 and increased $49 million, or 23%, in the six-month period ended June 30, 2018, from the comparative periods in 2017. The increase is primarily attributable to growth and acquisitions in our real estate brokerage businesses resulting in increased revenue of $3 million and $22 million in the three and six month periods ended June 30, 2018 respectively, and in our real estate technology businesses resulting in increased revenue of $12 million and $21 million in the three and six month periods ended June 30, 2018 respectively, from the comparable 2017 periods. The three month period ended June 30, 2017 also includes $15 million related to recording one additional month of results of operations for our real estate brokerages, which were previously reported on a one-month lag.
Personnel costs in the Corporate and Other segment increased $6 million, or 25%, in the three-month period ended June 30, 2018 and increased $13 million, or 29%, in the six-month period ended June 30, 2018, from the corresponding periods in 2017. The increase is primarily attributable to increased costs associated with the increase in revenue.
Other operating expenses in the Corporate and Other segment increased $19 million, or 16%, in the three-month period ended June 30, 2018 and increased $58 million, or 33%, in the six-month period ended June 30, 2018, from the corresponding periods in 2017. The increase is primarily attributable to increased costs associated with the increase in revenue and to the inclusion of $12 million and $22 million of expense eliminations (reduction to expense) in the three and six months ended June 30, 2017, respectively, related to eliminations of transactions with Black Knight.
Discontinued Operations
As a result of the FNFV Split-Off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $126 million and $147 million in the three and six months ended June 30, 2017. Refer to Note K. Discontinued Operations to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.30 per share in the second quarter of 2018, or approximately $82 million to our FNF common shareholders. On July 17, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on September 28, 2018, to FNF common shareholders of record as of September 14, 2018. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2017, $1,700 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2018 of approximately $179 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2018 and 2017 totaled $350 million and $291 million, respectively. The increase of $59 million is primarily attributable to decreased payments for income taxes in the current period of $90 million and the payment of legal settlements of $65 million in the 2017 period, partially offset by $25 million of cash flow from operating activities attributable to discontinued operations in the 2017 period and decreased net earnings of $31 million. The remaining variance is attributable to timing of receipt and payment of receivables and payables.
Investing Cash Flows. Our cash provided by investing activities for the six months ended June 30, 2018 and 2017 were $54 million and $399 million, respectively. The 2017 period included $67 million of cash provided by investing activities of discontinued operations. The decrease in cash provided by investing activities of $345 million in the 2018 period from the 2017 period is primarily attributable to a $154 million decrease in net inflows from the sales of, and distributions from, equity and fixed income investments, net of purchases and additional investments in unconsolidated investees and FNFV's sale of its subsidiary for $326 million in the 2017 period, partially offset by the proceeds from the sale of property and equipment of $21 million, lower cash paid for acquisitions of $77 million and decreased capital expenditures of $49 million in the 2018 period compared to the corresponding period in 2017.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $39 million and $88 million for the six-month periods ended June 30, 2018 and 2017, respectively. The decrease is primarily attributable to capital expenditures at Black Knight and FNFV in the 2017 period.

Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2018 and 2017 were $194 million and $572 million, respectively. The decrease in cash used in financing activities of $378 million from the 2018 period to the 2017 period is primarily attributable to decreased net debt service payments, net of borrowings, of $318 million, decreased equity repurchases of both FNF and Black Knight stock of $63 million, and an increase in the change in secured trust deposits of $35 million, partially offset by an increase in dividends paid of $28 million.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
During the six months ended June 30, 2018, we repurchased Notes, and Notes were converted by holders, with aggregate principal of $29 million for $86 million. Upon maturity of the Notes in August 2018, we expect to settle in cash and pay approximately $118 million based on stock prices and conversion rates as of June 30, 2018.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2017.
Capital Stock Transactions. On July 20, 2015, our Board of Directors approved a three-year stock repurchase program (the "2015 Repurchase Program") under which we could purchase up to 25 million shares of our FNF common stock through July 31, 2018. On July 17, 2018, our Board of Directors terminated the 2015 Repurchase Program effective as of July 31, 2018 and approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the 2015 Repurchase Program through market close on July 30, 2018, we repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share. We have not made any repurchases under these programs in the three or six months ended June 30, 2018 or in the subsequent period ended August 6, 2018.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
In addition to the significant risks and uncertainties described in our Annual Report, we identified the following additional risk as a result of the pending Stewart Merger. See "Recent Developments" in Note A. Basis of Financial Statements to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this report for further discussion of the Stewart Merger.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:

2.1
Agreement and Plan of Merger, dated as of March 18, 2018, by and among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp., and S Holdco LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2018)

3.1
Fifth Amended and Restated Certificate of Incorporation of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on June 13, 2018)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter and six-months ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2018	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)