Form 10-Q
period 2018-09-30
Fidelity National Financial, Inc.
filed 2018-10-26
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of September 30, 2018 were:
FNF Common Stock    275,224,747

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2018

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2018 and December 31, 2017 includes pledged fixed maturity securities of $420 and $364, respectively, related to secured trust deposits	$1,856	$1,816
Preferred securities, at fair value	308	319
Equity securities, at fair value	689	681
Investments in unconsolidated affiliates	152	150
Other long-term investments	138	110
Short-term investments, at December 31, 2017 includes short-term investments of $3 related to secured trust deposits	280	295
Total investments	3,423	3,371
Cash and cash equivalents, at September 30, 2018 and December 31, 2017 includes $431 and $475, respectively, of pledged cash related to secured trust deposits	1,422	1,110
Trade and notes receivables, net of allowance of $19 and $18 at September 30, 2018 and December 31, 2017, respectively	314	317
Goodwill	2,719	2,746
Prepaid expenses and other assets	409	398
Other intangible assets, net	515	618
Title plants	405	398
Property and equipment, net	164	193
Total assets	$9,371	$9,151
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$893	$955
Notes payable	836	759
Reserve for title claim losses	1,491	1,490
Secured trust deposits	835	830
Income taxes payable	44	137
Deferred tax liability	240	169
Total liabilities	4,339	4,340
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2018 and December 31, 2017; outstanding of 275,224,747 and 274,431,737 as of September 30, 2018 and December 31, 2017, respectively, and issued of 288,514,249 and 287,718,304 as of September 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,488	4,587
Retained earnings	681	217
Accumulated other comprehensive (loss) earnings	(12)	111
Less: Treasury stock, 13,289,502 shares and 13,286,567 shares as of September 30, 2018 and December 31, 2017, respectively, at cost	(468)	(468)
Total Fidelity National Financial, Inc. shareholders’ equity	4,689	4,447
Non-controlling interests	(1)	20
Total equity	4,688	4,467
Total liabilities, redeemable non-controlling interest and equity	$9,371	$9,151
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$574	$558	$1,645	$1,598
Agency title insurance premiums	722	719	2,018	2,028
Escrow, title-related and other fees	691	678	2,072	1,969
Interest and investment income	48	32	131	93
Realized gains and losses, net	50	(1)	35	—
Total revenues	2,085	1,986	5,901	5,688
Expenses:
Personnel costs	654	627	1,926	1,822
Agent commissions	554	553	1,546	1,557
Other operating expenses	477	444	1,406	1,312
Depreciation and amortization	46	46	138	133
Provision for title claim losses	58	64	165	181
Interest expense	9	10	31	39
Total expenses	1,798	1,744	5,212	5,044
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	287	242	689	644
Income tax expense	51	88	104	258
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	236	154	585	386
Equity in earnings of unconsolidated affiliates	1	3	4	7
Net earnings from continuing operations	237	157	589	393
Net earnings from discontinued operations, net of tax	—	18	—	165
Net earnings	237	175	589	558
Less: Net earnings attributable to non-controlling interests	1	10	5	25
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$236	$165	$584	$533
Amounts attributable to Fidelity National Financial, Inc. common shareholders
Net earnings from continuing operations attributable to FNF common shareholders	$236	$156	$584	$393
Net earnings from discontinued operations attributable to FNF common shareholders	—	14	—	23
Net earnings attributable to FNF common shareholders	$236	$170	$584	$416
Net (loss) earnings from discontinued operations attributable to FNFV Group common shareholders		$(5)		$117
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$0.86	$0.58	$2.14	$1.46
Net earnings from discontinued operations attributable to FNF common shareholders	—	0.05	—	0.08
Net earnings per share attributable to FNF common shareholders	$0.86	$0.63	$2.14	$1.54
Net (loss) earnings per share from discontinued operations attributable to FNFV Group common shareholders		$(0.08)		$1.80
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$0.85	$0.57	$2.09	$1.42
Net earnings from discontinued operations attributable to FNF common shareholders	—	0.05	—	0.08
Net earnings per share attributable to FNF common shareholders	$0.85	$0.62	$2.09	$1.50
Net (loss) earnings per share from discontinued operations attributable to FNFV Group common shareholders		$(0.08)		$1.75
Weighted average shares outstanding FNF common stock, basic basis	273	272	273	271
Weighted average shares outstanding FNF common stock, diluted basis	278	276	279	277
Weighted average shares outstanding FNFV Group common stock, basic basis		65		65
Weighted average shares outstanding FNFV Group common stock, diluted basis		65		67
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net earnings	$237	$175	$589	$558
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	2	8	(13)	33
Unrealized gain on investments in unconsolidated affiliates (2)	—	4	4	16
Unrealized (loss) gain on foreign currency translation (3)	(2)	3	(4)	8
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	—	(1)	2
Other comprehensive earnings (loss)	—	15	(14)	59
Comprehensive earnings	237	190	575	617
Less: Comprehensive earnings attributable to non-controlling interests	1	11	5	27
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$236	$179	$570	$590
Comprehensive earnings attributable to FNF common shareholders	$236	$182	$570	$471
Comprehensive (loss) earnings attributable to FNFV Group common shareholders		$(3)		$119
_______________________________________

(1)
Net of income tax expense (benefit) of $1 million and $5 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $(4) million and $20 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(2)	Net of income tax expense of $3 million for the three-month period ended September 30, 2017, and $1 million and $10 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(3)
Net of income tax (benefit) expense of less than $(1) million and $2 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $(1) million and $5 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(4)	Net of income tax (benefit) expense less than $(1) million and $1 million for the nine-month periods ended September 30, 2018 and 2017.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF		FNFV				Accumulated
	Group		Group				Other					Redeemable
	Common		Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	1	—	—	—	24	—	—	—	—	—	24	—
Treasury stock repurchased	—	—	—	—	—	—	—	2	(23)	—	(23)	—
Spin-off of Black Knight, Inc.	—	—	—	—	—	(823)	—	—	—	(801)	(1,624)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	33	—	—	2	35	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	16	—	—	—	16	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	—	—	8	—	—	—	8	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	2	—	—	—	2	—
Equity portion of debt conversions settled in cash	—	—	—	—	(317)	—	—	—	—	—	(317)	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Stock-based compensation	—	—	—	—	26	—	—	—	—	11	37	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(1)	—	(1)	—
Dividends declared, $0.75 per common share	—	—	—	—	—	(205)	—	—	—	—	(205)	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	1	—	—	—	—	(1)	—
Sale of OneDigital	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	—	—	21	21	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Net earnings	—	—	—	—	—	533	—	—	—	25	558	—
Balance, September 30, 2017	286	$—	81	$—	$4,582	$1,289	$46	29	$(647)	$99	$5,369	$344

Balance, December 31, 2017	288	$—	—	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	1	—	—	—	15	—	—	—	—	—	15	—
Other comprehensive earnings — unrealized losses on investments and other financial instruments	—	—	—	—	—	—	(13)	—	—	—	(13)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	4	—	—	—	4	—
Other comprehensive earnings — unrealized losses on foreign currency translation	—	—	—	—	—	—	(4)	—	—	—	(4)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	(1)	—	—	—	(1)	—
Stock-based compensation	—	—	—	—	22	—	—	—	—	—	22	—
Dilution resulting from subsidiary equity issuance	—	—	—	—	(1)	—	—	—	—	5	4	—
Dividends declared, $0.90 per common share	—	—	—	—	—	(248)	—	—	—	—	(248)	—
Subsidiary equity repurchase	—	—	—	—	—	—	—	—	—	(1)	(1)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	2	2	—
Equity portion of debt conversions settled in cash	—	—	—	—	(135)	—	—	—	—	—	(135)	—
Pacific Union Sale	—	—	—	—	—	—	—	—	—	(25)	(25)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	—	—	(7)	(7)	—
Net earnings	—	—	—	—	—	584	—	—	—	5	589	—
Balance, September 30, 2018	289	$—	—	$—	$4,488	$681	$(12)	13	$(468)	$(1)	$4,688	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings	$589	$558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	138	331
Equity in (earnings) losses of unconsolidated affiliates	(4)	7
(Gain) loss on sales of investments and other assets, net	(4)	17
Gain on sale of subsidiaries	(10)	(276)
Distributions from unconsolidated affiliates, return on investment	4	—
Stock-based compensation cost	22	37
Change in valuation of equity and preferred securities available for sale, net	(21)	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	8	(6)
Net increase in prepaid expenses and other assets	(14)	(50)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(16)	(93)
Net increase in reserve for title claim losses	1	8
Net change in income taxes	(22)	30
Net cash provided by operating activities	671	563
Cash flows from investing activities:
Proceeds from sales of investment securities	422	220
Proceeds from calls and maturities of investment securities	401	432
Proceeds from sales of property and equipment	21	2
Proceeds from the sale of cost method and other investments	—	19
Additions to property and equipment and capitalized software	(56)	(132)
Purchases of investment securities	(871)	(313)
Net proceeds from (purchases of) short-term investment securities	15	(156)
Purchases of other long-term investments	—	(8)
Additional investments in unconsolidated affiliates	(62)	(52)
Distributions from unconsolidated affiliates, return of investment	60	76
Net other investing activities	(2)	(5)
Acquisition of Title Guaranty of Hawaii, net of cash acquired	—	(93)
Proceeds from the sale of OneDigital	—	325
Proceeds from Pacific Union Sale, net of cash transferred	39	—
Other acquisitions/disposals of businesses, net of cash acquired	(9)	(137)
Net cash (used in) provided by investing activities	(42)	178
Cash flows from financing activities:
Borrowings	442	776
Debt service payments	(370)	(994)
Black Knight treasury stock repurchases of BKFS stock	—	(47)
Equity portion of debt conversions paid in cash	(142)	(317)
Dividends paid	(246)	(204)
Subsidiary dividends paid to non-controlling interest shareholders	(7)	(7)
Exercise of stock options	15	24
Subsidiary equity repurchase	(1)	—
Net change in secured trust deposits	5	63
Cash transferred in Black Knight spin-off	—	(87)
Payment of contingent consideration for prior period acquisitions	(13)	(15)
Payment for withholding taxes on stock-based compensation for shares withheld from participants and in treasury	—	(1)
Purchases of treasury stock	—	(23)
Net cash used in financing activities	(317)	(832)
Net increase (decrease) in cash and cash equivalents	312	(91)
Cash and cash equivalents at beginning of period	1,110	1,323
Cash and cash equivalents at end of period	$1,422	$1,232
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
Certain reclassifications have been made in the 2017 Condensed Consolidated Financial Statements to conform to classifications used in 2018. See the Recent Accounting Pronouncements section below and Note K. Discontinued Operations for material reclassifications.
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
FNF currently intends to fund the $1.2 billion purchase price through a combination of cash on hand at FNF, the issuance of FNF common stock to Stewart stockholders, and borrowings under the revolving credit facility, if necessary, and will be paid 50% in cash and 50% in FNF common stock. Including the assumption of $109 million of Stewart debt, our pro forma debt to total capital ratio is expected to be no more than approximately 20% at the close of the transaction.
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
On May 30, 2018, we filed a preliminary registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the "SEC").
On May 31, 2018, we received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Federal Trade Commission (the “FTC”) in connection with the FTC’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory review of the Stewart Merger.
The special meeting of Stewart stockholders to vote on the Stewart Merger was held on September 5, 2018 and a majority of the Stewart stockholders voted to approve the Stewart Merger. More than 99% of the votes cast, representing approximately 79% of the outstanding shares of Stewart common stock as of July 10, 2018, the record date for the special meeting, were cast in favor of adopting the Merger Agreement.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

On August 21, 2018, we received a “no-action letter” from the Canadian Competition Bureau (the “Bureau”), indicating that the Bureau does not intend to oppose completion of the Stewart Merger.
We continue to work through the regulatory process for the Stewart Merger and are currently engaged in the Second Request related to the FTC's HSR Act regulatory review of the transaction. Responses to nearly all the FTC's requests for information and documentation have been submitted. The Form A filings with the states of Texas and New York are being reviewed by those states.
The closing of the Stewart Merger is subject to certain closing conditions, including federal and state regulatory approvals and the satisfaction of other customary closing conditions.  Closing of the Stewart Merger is expected in the first or second quarter of 2019.
Other Developments
On September 24, 2018, we closed on the sale of all of our 62% equity interest in, and notes outstanding from, Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California, and its subsidiaries to Urban Compass, Inc. ("Compass") for $43 million in cash and up to $21 million in potential earnout payments (the "Pacific Union Sale"). The potential earnout payments range in value from $0 to $21 million, are based on certain gross profit and earnings targets for Pacific Union and are payable in approximately 60% cash and 40% Compass stock annually over the course of the next three years. Compass was not a related party prior to, and is not a related party subsequent to, the Pacific Union Sale.
On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of notes due August 2028 with stated interest of 4.50%. See Note E. Notes Payable for further details.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive options outstanding during the three- or nine-month periods ended September 30, 2018 or September 30, 2017.
Income Tax
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. Our effective tax rate was 17.8% and 36.4% in the three months ended September 30, 2018 and 2017, respectively, and 15.1% and 40.1% in the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in both periods is primarily attributable to the decreased federal tax rate associated with the passage of the Tax Reform Act. The decrease in the three-month period is also attributable to an $8 million reversal of certain tax contingencies in the period and for certain return-to-provision adjustments. The decrease in the nine-month period was also attributable to a $45 million change in tax estimate in the three-month period ended June 30, 2018 regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017 and increased tax expense of $21 million in the 2017 period resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), has provided guidance for companies that have not completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of September 30, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on our deferred tax balances. In other cases, we have not been able to make a reasonable estimate and will continue to analyze the Tax Reform Act in order to finalize any related impacts within the measurement period. Areas of continued analysis with respect to the Tax Reform Act include the tax deductibility of certain executive compensation, applicable foreign and state tax rates, and final tax return to provision adjustments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Discontinued Operations
On November 17, 2017, we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae became a separate, publicly-traded company (NYSE: CNNE) as of November 20, 2017. All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF common stock that are not held by Cannae remain with the Company. As a result of the FNFV Split-Off, the financial results of FNFV Group have been reclassified to discontinued operations for the three and nine months ended September 30, 2017.
On September 29, 2017 we completed our tax-free distribution to FNF shareholders of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution was generally tax-free to FNF shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the three and nine months ended September 30, 2017.
See Note K. Discontinued Operations for further details of the results and financial position of FNFV and Black Knight.
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
We adopted this new guidance on January 1, 2018, which resulted in the reclassification of our unrealized gains and losses on our equity and preferred securities available for sale previously included in accumulated other comprehensive income to beginning retained earnings. Changes in the fair value of our investments in equity and preferred securities subsequent to January 1, 2018 are now included in Realized gains and losses, net in our Condensed Consolidated Statements of Earnings. See Note D. Investments for further details. We reclassified a total of $109 million from Accumulated other comprehensive income to beginning Retained earnings as of January 1, 2018. The total cumulative effect on opening equity, including an increase in Retained earnings of $19 million attributable to an increase in value of certain Other long term investments resulting from recording at fair value, was an increase in Retained earnings of $128 million and decrease in Accumulated other comprehensive income of $109 million.
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
We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in the following retrospective changes to our Statement of Cash Flows for the nine months ended September 30, 2017: an increase in the net change in cash and cash equivalents of $237 million due to the inclusion of the change in our cash pledged against secured trust deposits, an increase in investing cash inflow of $177 million related to the movement of cash paid for investments pledged against secured trust deposits from operating to investing activities, and a decrease in financing cash outflow of $63 million related to the movement of the change in secured trust deposits from operating to financing activities.
In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. We adopted this ASU on April 1, 2018. Adoption of this ASU resulted in no net reclassification from Accumulated other comprehensive loss to Retained earnings.
Other Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. This update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the standard is permitted. The ASU allows for a modified retrospective approach to transitioning which allows for the use of practical expedients to effectively account for leases commenced prior to the effective date in accordance with previous GAAP. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior periods.
We have identified a vendor with software suited to track and account for leases under the new standard and are in process of transitioning our lease accounting within the software. We anticipate this standard will have a material impact on our consolidated balance sheets. However, while we are still completing our analysis, we do not anticipate that adoption of this ASU will have a material impact on our consolidated statements of earnings. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for leased office space. We plan to prospectively adopt this standard on January 1, 2019 and to use the package of practical expedients available upon adoption.
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

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Nine months ended September 30,
	2018	2017
	(Dollars in millions)
Beginning balance	$1,490	$1,487
Change in reinsurance recoverable	1	(4)
Claim loss provision related to:
Current year	165	174
Prior years	—	7
Total title claim loss provision	165	181
Claims paid, net of recoupments related to:
Current year	(3)	(4)
Prior years	(162)	(164)
Total title claims paid, net of recoupments	(165)	(168)
Ending balance of claim loss reserve for title insurance	$1,491	$1,496
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	5.0%

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
Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$232	$—	$232
State and political subdivisions	—	185	—	185
Corporate debt securities	—	1,316	13	1,329
Mortgage-backed/asset-backed securities	—	48	—	48
Foreign government bonds	—	62	—	62
Preferred securities	26	282	—	308
Equity securities	688	1	—	689
Other long-term investment	—	—	104	104
Total assets	$714	$2,126	$117	$2,957

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Mortgage-backed/asset-backed securities	—	56	—	56
Foreign government bonds	—	57	—	57
Preferred securities	23	296	—	319
Equity securities	681	—	—	681
Total assets	$704	$2,112	$—	$2,816
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
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of September 30, 2018 was a range of 7.9% - 8.1% and a weighted-average of 8.0%. Based on the total fair value of our Level 3 other long-term investment as of September 30, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and nine months ended September 30, 2018.

	Three months ended September 30, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, June 30, 2018	$102	$13	$115
Paid-in-kind dividends (1)	2	—	2
Fair value, September 30, 2018	$104	$13	$117

	Nine months ended September 30, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	100	—	100
Transfers from Level 2	—	13	13
Paid-in-kind dividends (1)	5	—	5
Net valuation loss included in earnings (2)	(1)	—	(1)
Fair value, September 30, 2018	$104	$13	$117
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the nine months ended September 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. There were no transfers between Level 2 and Level 3 in the three months ended September 30, 2018. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
As of December 31, 2017 and September 30, 2017, we held no material assets or liabilities measured at fair value using Level 3 inputs.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Substantially all of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income relate to fixed maturity securities , which are considered Level 2 fair value measures.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. Additional information regarding the fair value of our investment portfolio is included in Note D. Investments.
Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$232	$235	$—	$(3)	$232
State and political subdivisions	185	184	2	(1)	185
Corporate debt securities	1,329	1,336	4	(11)	1,329
Mortgage-backed/asset-backed securities	48	49	—	(1)	48
Foreign government bonds	62	65	—	(3)	62
Total	$1,856	$1,869	$6	$(19)	$1,856

	December 31, 2017
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$195	$196	$—	$(1)	$195
State and political subdivisions	391	387	4	—	391
Corporate debt securities	1,117	1,110	11	(4)	1,117
Mortgage-backed/asset-backed securities	56	55	1	—	56
Foreign government bonds	57	58	1	(2)	57
Preferred securities	319	307	12	—	319
Equity securities	681	517	172	(8)	681
Total	$2,816	$2,630	$201	$(15)	$2,816
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, unrealized gains and losses on equity and preferred securities are included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings. Accordingly, they are excluded from the table as of September 30, 2018 above. Refer to discussion under Recent Accounting Pronouncements included in Note A. Basis of Financial Statements for further discussion of the effects of the adoption of ASU 2016-01.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2018:

	September 30, 2018
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$365	20%	$363	20%
After one year through five years	1,259	67	1,250	67
After five years through ten years	175	9	175	9
After ten years	21	1	20	1
Mortgage-backed/asset-backed securities	49	3	48	3
Total	$1,869	100%	$1,856	100%
Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017, were as follows (in millions):

September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$156	$(2)	$73	$(1)	$229	$(3)
State and political subdivisions	22	(1)	—	—	$22	$(1)
Corporate debt securities	975	(9)	82	(2)	1,057	(11)
Foreign government bonds	33	(2)	11	(1)	44	(3)
Mortgage-backed/asset-backed securities	—	—	16	(1)	16	(1)
Total temporarily impaired securities	$1,186	$(14)	$182	$(5)	$1,368	$(19)

December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$149	$(1)	$—	$—	$149	$(1)
Corporate debt securities	464	(3)	51	(1)	515	(4)
Foreign government bonds	—	—	10	(2)	10	(2)
Equity securities	121	(7)	5	(1)	126	(8)
Total temporarily impaired securities	$734	$(11)	$66	$(4)	$800	$(15)
We recorded no impairment charges relating to investments during the three-month periods ended September 30, 2018 or 2017. We recorded $3 million and $1 million of impairment charges relating to investments during the nine-month periods ended September 30, 2018 and 2017, respectively. Impairment in the nine-month periods relate to fixed maturity securities of investees entering Chapter 11 bankruptcy which exhibited decreasing fair market values and from which we are uncertain of our ability to recover our initial investment.
As of September 30, 2018, we held $2 million of investment securities for which an other-than-temporary impairment had been previously recognized. As of December 31, 2017, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$—	$—	$—	$119	$4	$(3)	$1	$662
Preferred stock	—	—	—	6	1	—	1	52
Equity securities	2	(4)	(2)	89	5	(8)	(3)	108
Valuation gain on equity securities			42	—			30	—
Valuation loss on preferred securities			—	—			(8)	—
Property and equipment			—	—			5	21
Pacific Union Sale			10	53			10	53
Other realized gains and losses, net			—	—			(1)	—
Total			$50	$267			$35	$896

	Three months ended September 30, 2017				Nine months ended September 30, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Fixed maturity securities available for sale	$—	$(1)	$(1)	$170	$5		$(6)	$(1)	$610
Preferred stock available for sale	—	—	—	—	—	—	—	—	10
Equity securities available for sale	1	—	1	—	—	—	—	—	—
Other long-term investments			—	5				8	19
Loss on debt redemptions			(1)	—				(6)	—
Other assets			—	—				(1)	—
Total			$(1)	$175				$—	$639

Note E —Notes Payable
Notes payable consists of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 4.50%, due August 2028	$442	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	398	397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	—	65
Revolving Credit Facility, unsecured, unused portion of $800, due April 2022 with interest payable monthly at LIBOR + 1.40%	(4)	295
Other	—	2
	$836	$759
At September 30, 2018, the estimated fair value of our unsecured notes payable was approximately $867 million, which was $17 million higher than its carrying value, excluding $14 million of net unamortized debt issuance costs and discount. The fair

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

values of our unsecured notes payable are based on established market prices for the securities on September 30, 2018 and are considered Level 2 financial liabilities.
On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of notes due August 2028 with stated interest of 4.50% per annum (the "4.50% Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4.50% Notes were priced at 99.252% of par to yield 4.594% annual interest. The proceeds were used to settle the remaining balance of the Notes (defined below), payoff the outstanding borrowings under the Revolving Credit Facility (defined below), and for general corporate purposes. The 4.50% Notes will pay interest semi-annually on the 15th of February and August, beginning February 15, 2019. The 4.50% Notes contain customary covenants and events of default for investment grade public debt, which primarily relate to failure to make principal or interest payments.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Revolving Credit Facility are set forth in our Annual Report for the year ended December 31, 2017. As of September 30, 2018, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of remaining borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2017.
On August 2, 2011, FNF completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the " 4.25% Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The material terms of the 4.25% Notes are set forth in our Annual Report for the year ended December 31, 2017. During the nine months ended September 30, 2018, we settled all of our remaining obligations under the 4.25% Notes for an aggregate of $211 million.

Gross principal maturities of notes payable at September 30, 2018 are as follows (in millions):
2018 (remaining)	$—
2019	—
2020	—
2021	—
2022	400
Thereafter	450
$850
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $13 million and $2 million as of September 30, 2018 and December 31, 2017, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, originally filed on October 27, 2003 and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue which precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion finding that the Company failed to advise it’s agents how to interpret the rate rule so that it would be uniformly applied, thereby having engaged in “deceptive conduct.” The Company plans to seek interlocutory review of the summary judgment order. The court approved the parties’ stipulation in which they agreed that before interlocutory review is appropriate, the court will first determine which party should bear the burden of ascertaining the class and calculating damages, and determine whether the damages should be trebled. Briefing on these issues is ongoing, with oral argument scheduled for December 3, 2018. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, whether the judge will exercise discretion to award treble damages or award prejudgment interest, or what plaintiffs’ counsel will seek as reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
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

Operating Leases
Future minimum operating lease payments are as follows (in millions):

2018 (remaining)	$37
2019	139
2020	112
2021	86
2022	61
Thereafter	59
Total future minimum operating lease payments	$494
Note G — Dividends
On October 24, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on December 28, 2018, to FNF common shareholders of record as of December 14, 2018.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,296	$—	$1,296
Other revenues	566	125	691
Revenues from external customers	1,862	125	1,987
Interest and investment income, including realized gains and losses	86	12	98
Total revenues	1,948	137	2,085
Depreciation and amortization	38	8	46
Interest expense	—	9	9
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	309	(22)	287
Income tax expense (benefit)	68	(17)	51
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	241	(5)	236
Equity in earnings of unconsolidated affiliates	1	—	1
Earnings (loss) from continuing operations	$242	$(5)	$237
Assets	$8,591	$780	$9,371
Goodwill	2,452	267	2,719
As of and for the three months ended September 30, 2017:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,277	$—	$1,277
Other revenues	563	115	678
Revenues from external customers	1,840	115	1,955
Interest and investment income, including realized gains and losses	32	(1)	31
Total revenues	1,872	114	1,986
Depreciation and amortization	40	6	46
Interest expense	—	10	10
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	262	(20)	242
Income tax expense (benefit)	98	(10)	88
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	164	(10)	154
Equity in earnings of unconsolidated affiliates	3	—	3
Earnings (loss) from continuing operations	$167	$(10)	$157
Assets	$8,510	$1,991	$10,501
Goodwill	2,431	252	2,683

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$3,663	$—	$3,663
Other revenues	1,684	388	2,072
Revenues from external customers	5,347	388	5,735
Interest and investment income, including realized gains and losses	153	13	166
Total revenues	5,500	401	5,901
Depreciation and amortization	116	22	138
Interest expense	—	31	31
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	773	(84)	689
Income tax expense (benefit)	137	(33)	104
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	636	(51)	585
Equity in earnings of unconsolidated affiliates	3	1	4
Earnings (loss) from continuing operations	$639	$(50)	$589
Assets	$8,591	$780	$9,371
Goodwill	2,452	267	2,719
As of and for the nine months ended September 30, 2017:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$3,626	$—	$3,626
Other revenues	1,634	335	1,969
Revenues from external customers	5,260	335	5,595
Interest and investment income, including realized gains and losses	99	(6)	93
Total revenues	5,359	329	5,688
Depreciation and amortization	117	16	133
Interest expense	—	39	39
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	707	(63)	644
Income tax expense (benefit)	290	(32)	258
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	417	(31)	386
Equity in earnings of unconsolidated affiliates	7	—	7
Earnings (loss) from continuing operations	$424	$(31)	$393
Assets	$8,510	$1,991	$10,501
Goodwill	2,431	252	2,683

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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment includes the result of operations of Pacific Union through the date of the Pacific Union Sale. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment, as well as the assets of discontinued operations of FNFV as of September 30, 2017.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Nine months ended September 30,
	2018	2017
Cash paid for:
Interest	$33	$99
Income taxes	127	287
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$1	$2
Change in purchases of investments available for sale payable in period	(5)	(10)
Receivable for non-cash earnout proceeds for the Pacific Union Sale	10	—

Financing activities:
Change in accrual for unsettled debt service payments related to the Notes	$(4)	$—
Change in accrual for the equity portion of unsettled repurchases of the Notes	(7)	—
Debt extinguished through the sale of OneDigital	—	151

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2018	2017	2018	2017
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Title insurance premiums	Direct title insurance premiums; Agency title insurance premiums	Title	$1,296	$1,277	$3,663	$3,626
Home warranty	Escrow, title-related and other fees	Title	46	47	137	131
Total revenue from insurance contracts			1,342	1,324	3,800	3,757
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	219	216	637	610
Other title-related fees and income	Escrow, title-related and other fees	Title	154	155	459	456
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	95	99	305	287
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	95	99	293	313
Real estate technology	Escrow, title-related and other fees	Corporate and other	25	18	77	49
Other	Escrow, title-related and other fees	Corporate and other	3	—	4	—
Total revenue from contracts with customers			591	587	1,775	1,715
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	54	44	160	123
Interest and investment income	Interest and investment income	Various	48	32	131	93
Realized gains and losses, net	Realized gains and losses, net	Various	50	(1)	35	—
Total revenues	Total revenues		2,085	1,986	5,901	5,688
Our Direct title insurance premiums are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each states' respective Department of Insurance. Cash associated with such revenue is typically collected at closing of the underlying real estate transaction. Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete.
Revenues from our home warranty business are generated from contracts with customers to provide warranty for major home appliances. Substantially all of our home warranty contracts are one year in length and revenue is recognized ratably over the term of the contract.
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
Revenues from ServiceLink, excluding its title premiums, escrow fees, and loan subservicing fees primarily include revenues from real estate appraisal services and foreclosure processing and facilitation services. Revenues from real estate appraisal services are recognized when all appraisal work is complete, a final report is issued to the client and the client is billed. Revenues from foreclosure processing and facilitation services are primarily recognized upon completion of the services and when billing to the client is complete.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2018	December 31, 2017
	(In millions)
Trade receivables	$292	$292
Deferred revenue (contract liabilities)	112	107
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2018, we recognized $43 million of revenue which was included in deferred revenue at the beginning of the period.

Note K — Discontinued Operations
Black Knight
As a result of the BK Distribution, we have reclassified the financial results of Black Knight to discontinued operations in our Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2017. We retained no ownership in Black Knight. Subsequent to the BK Distribution, Black Knight is considered a related party to FNF.
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations in the nine months ended September 30, 2018 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions are not material to our results of operations.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

A summary of the operations of Black Knight included in discontinued operations is shown below (in millions):

	Three months ended September 30,	Nine months ended September 30,

	2017	2017
	(Unaudited)
Revenues:
Escrow, title-related and other fees	$250	$745
Realized gains and losses, net	6	(13)
Total revenues	256	732
Expenses:
Personnel costs	94	292
Other operating expenses	49	145
Depreciation and amortization	51	154
Interest expense	14	42
Total expenses	208	633
Earnings from discontinued operations before income taxes	48	99
Income tax expense	17	40
Net earnings from discontinued operations	31	59
Less: Net earnings attributable to non-controlling interests	17	36
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$14	$23
Cash flow from discontinued operations data:
Net cash provided by operations	$116	$240
Net cash used in investing activities	(16)	(46)
FNFV
As a result of the FNFV Split-Off we have reclassified the financial results of FNFV Group to discontinued operations for the three and nine months ended September 30, 2017 in our Condensed Consolidated Statements of Earnings. Subsequent to the FNFV Split-Off, Cannae is considered a related party to FNF. The cash inflows and outflows from and to Cannae as well as revenues and expenses included in continuing operations in the nine months ended September 30, 2017 which were previously eliminated in our condensed consolidated financial statements as intra-entity transactions, are not material to our results of operations.
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of September 30, 2018, we own approximately 7.9% of Cannae's outstanding common equity. In addition, we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the Cannae Revolver. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of September 30, 2018, there is no outstanding balance under the Cannae Revolver.
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
A summary of the operations of FNFV included in discontinued operations is shown below (in millions):

	Three months ended September 30,	Nine months ended September 30,

	2017	2017
	(Unaudited)
Revenues:
Escrow, title-related and other fees	$11	$102
Restaurant revenue	269	830
Interest and investment income	2	4
Realized gains and losses, net	(3)	277
Total revenues	279	1,213
Expenses:
Personnel costs	19	136
Other operating expenses	25	80
Cost of restaurant revenue	243	728
Depreciation and amortization	12	44
Interest expense	1	8
Total expenses	300	996
(Loss) earnings from discontinued operations before income taxes	(21)	217
Income tax (benefit) expense	(14)	97
(Loss) earnings from continuing operations before equity in losses of unconsolidated affiliates	(7)	120
Equity in losses of unconsolidated affiliates	(6)	(14)
Net (loss) earnings from discontinued operations	(13)	106
Less: Net loss attributable to non-controlling interests	(8)	(11)
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(5)	$117

Cash flow from discontinued operations data:
Net cash used in operations	$(27)	$(125)
Net cash provided by investing activities	11	109
Reconciliation to Condensed Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Condensed Consolidated Statements of Earnings is shown below:

	Three months ended September 30,	Nine months ended September 30,

	2017	2017
	(Unaudited)
Earnings from discontinued operations attributable to Black Knight	$31	$59
(Loss) earnings from discontinued operations attributable to FNFV	(13)	106
Net earnings from discontinued operations, net of tax	$18	$165

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note L.	Goodwill
Goodwill consists of the following:

	Title	Corporate and Other	Total
	(In millions)
Balance, December 31, 2017	$2,432	$314	$2,746
Goodwill acquired during the year	8	1	9
Adjustments to prior year acquisitions	12	4	16
Pacific Union Sale (1)	—	(52)	(52)
Balance, September 30, 2018	$2,452	$267	$2,719
_____________________________________
(1) See Note A for further discussion of the Pacific Union Sale.

Note M — Acquisitions
Title Guaranty of Hawaii
On August 31, 2017, we completed our acquisition of 90% of the membership interest of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent and will continue to be closely aligned with Chicago Title as part of the FNF title company family.
We paid total consideration, net of cash received, of $93 million in exchange for 90% of the equity interests of Title Guaranty. The total cash consideration paid was as follows (in millions):

Cash paid	$98
Less: Cash Acquired	(5)
Total net consideration paid	$93
The purchase price has been allocated to Title Guaranty's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. The goodwill recorded is expected to be deductible for tax purposes.
The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Accounts receivable	$1
Property and equipment	4
Other intangible assets	49
Goodwill	41
Title plant	11
Prepaid expenses and other	2
Total assets acquired	108

Accounts payable and accrued liabilities	5
Total liabilities assumed	5
Non-controlling interests assumed	10
Total liabilities and equity assumed	15

Net assets acquired	$93

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired in the Title Guaranty acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$4	5
Other intangible assets:
Customer relationships	43	10
Tradename	5	10
Software	1	2
Total Other intangible assets	49
Total	$53

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
As of October 16, 2018, the Mortgage Bankers Association ("MBA") estimated (actual for fiscal year 2017) the size of the U.S. mortgage originations market as shown in the following table for 2017 - 2021 in its "Mortgage Finance Forecast" (in trillions):

	2021	2020	2019	2018	2017
Purchase transactions	$1.3	$1.3	$1.2	$1.2	$1.1
Refinance transactions	0.4	0.4	0.4	0.4	0.6
Total U.S. mortgage originations forecast	$1.7	$1.7	$1.6	$1.6	$1.7
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. Through the nine months ended September 30, 2018, average interest rates on 30 year fixed-rate mortgages have risen approximately 15% according to rates published by mortgage buyer FreddieMac. Refinance transactions decreased in 2017 and through the nine months ended September 30, 2018 from the historically high levels experienced in preceding years. Existing home sales increased through 2017 and began leveling out and decreasing through the nine months ended September 30, 2018. Over the same time period, there has been a consistent decline in total housing inventory and increase in average home prices. The combination of reduced housing inventory, increasing mortgage interest rates and increasing home prices has led the MBA to lower mortgage origination forecasts in recent months.
In the remainder of 2018 and beyond, increasing mortgage interest rates driven by gradual increases in the target federal funds rate are expected to adversely impact mortgage originations. In a rising interest rate environment, refinance transactions are expected to continue to decline. The MBA predicts overall mortgage originations in 2018 through 2020 will remain relatively flat compared to the 2017 period driven by a decrease in refinance transactions, offset by a gradual increase in purchase transactions. Purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher title premiums, whereas refinance transactions only require a lender’s policy, resulting in lower title premiums.
While projected increases in mortgage interest rates present a potential headwind for mortgage originations, other economic indicators used to measure the health of the United States economy, including the unemployment rate and consumer confidence, have improved in recent years. According to the United States Department of Labor's Bureau of Labor, the unemployment rate has dropped from 7.4% in 2013 to a historically low 3.7% in September 2018. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through 2018. We believe continued strong readings in both of these economic indicators, among other indicators that support a generally strong United States economy, present potential tailwinds for mortgage originations.
We cannot be certain how the positive effects of a change in mix of purchase to refinance transactions and of a generally strong United States economy and the negative effects of stagnant levels of mortgage originations and increases in interest rates will impact our future results of operations. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Over the last few years, we have continued to experience strong demand in commercial real estate markets. In 2015 through 2017, the volume and fee-per-file of our commercial transactions were at historical highs. Through the nine months ended September 30, 2018, we have continued to see strong demand for commercial transactions.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$574	$558	1,645	1,598
Agency title insurance premiums	722	719	2,018	2,028
Escrow, title-related and other fees	691	678	2,072	1,969
Interest and investment income	48	32	131	93
Realized gains and losses, net	50	(1)	35	—
Total revenues	2,085	1,986	5,901	5,688
Expenses:
Personnel costs	654	627	1,926	1,822
Agent commissions	554	553	1,546	1,557
Other operating expenses	477	444	1,406	1,312
Depreciation and amortization	46	46	138	133
Provision for title claim losses	58	64	165	181
Interest expense	9	10	31	39
Total expenses	1,798	1,744	5,212	5,044
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	287	242	689	644
Income tax expense	51	88	104	258
Equity in earnings of unconsolidated affiliates	1	3	4	7
Net earnings from continuing operations	$237	$157	$589	$393
 Revenues.
Total revenues increased by $99 million in the three months ended September 30, 2018 and increased by $213 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017.
Net earnings from continuing operations increased by $80 million in the three months ended September 30, 2018 and increased by $196 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017.
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
Income tax expense was $51 million and $88 million in the three-month periods ended September 30, 2018 and 2017, respectively, and $104 million and $258 million in the nine-month periods ended September 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes was 17.8% and 36.4% for the three-month periods ended September 30, 2018 and 2017, respectively, and 15.1% and 40.1% for the nine-month periods ended September 30, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. The decrease in the effective tax rate in the 2018 periods from the comparative 2017 periods is primarily attributable to the decreased federal tax rate associated with the passage of the Tax Reform Act. The decrease in the three month period is also attributable to an $8 million reversal of certain tax contingencies in the period and for certain return-to-provision adjustments. The decrease in the nine month period was also attributable to a $45 million change in tax estimate in the three-month period ended June 30, 2018 regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017 and increased tax expense of $21 million in the 2017 period resulting from a change in judgment of the tax deductibility of legal settlements finalized in the period.
Equity in earnings of unconsolidated affiliates was $1 million and $3 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $4 million and $7 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The equity in earnings in 2018 and 2017 are attributable to various individually immaterial unconsolidated affiliates.

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$574	$558	$1,645	$1,598
Agency title insurance premiums	722	719	2,018	2,028
Escrow, title-related and other fees	566	563	1,684	1,634
Interest and investment income	46	32	128	93
Realized gains and losses, net	40	—	25	6
Total revenues	1,948	1,872	5,500	5,359
Expenses:
Personnel costs	624	605	1,838	1,755
Agent commissions	554	553	1,546	1,557
Other operating expenses	365	348	1,062	1,042
Depreciation and amortization	38	40	116	117
Provision for title claim losses	58	64	165	181
Total expenses	1,639	1,610	4,727	4,652
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$309	$262	$773	$707
Orders opened by direct title operations (in thousands)	456	501	1,439	1,497
Orders closed by direct title operations (in thousands)	339	367	1,014	1,071
Fee per file	$2,623	$2,368	$2,521	$2,320
Total revenues for the Title segment increased by $76 million, or 4%, in the three months ended September 30, 2018 and increased by $141 million, or 3%, in the nine months ended September 30, 2018, from the corresponding periods in 2017.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2018	Total	2017	Total	2018	Total	2017	Total
	(Dollars in millions)
Title premiums from direct operations	$574	44%	$558	44%	$1,645	45%	$1,598	44%
Title premiums from agency operations	722	56	719	56	2,018	55	2,028	56
Total title premiums	$1,296	100%	$1,277	100%	$3,663	100%	$3,626	100%
Title premiums increased by 1% in the three months ended September 30, 2018 as compared to the corresponding period in 2017. The increase is comprised of an increase in Title premiums from direct operations of $16 million, or 3%, and an increase in Title premiums from agency operations of $3 million, or less than 1%, in the three months ended September 30, 2018.
Title premiums increased by 1% in the nine months ended September 30, 2018 as compared to the corresponding period in 2017. The increase is comprised of an increase in Title premiums from direct operations of $47 million, or 3%, partially offset by a decrease in Title premiums from agency operations of $10 million, or less than 1%, in the nine months ended September 30, 2018.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Opened title insurance orders from purchase transactions (1)	69.5%	62.1%	68.8%	64.0%
Opened title insurance orders from refinance transactions (1)	30.5	37.9	31.2	36.0
	100.0%	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	70.7%	64.7%	68.1%	63.5%
Closed title insurance orders from refinance transactions (1)	29.3	35.3	31.9	36.5
	100.0%	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2018 as compared to the corresponding period in 2017. The increase is primarily attributable to an increase in the fee per file driven by a favorable change in the mix of closed orders from purchase and refinance transactions, partially offset by a decrease in overall closed order volume. We experienced flat closed title insurance order volumes from purchase transactions and a decrease in closed title insurance order volumes from refinance transactions in the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Total closed order volumes were 339,000 in the three months ended September 30, 2018 compared with 367,000 in the three months ended September 30, 2017 and 1,014,000 in the nine months ended September 30, 2018 compared with 1,071,000 in the nine months ended September 30, 2017. This represented an overall decrease of 8% and 5%, respectively. Opened title order volumes trended directionally consistent with closed order volumes.
The average fee per file in our direct operations was $2,623 and $2,521 in the three and nine months ended September 30, 2018, respectively, compared to $2,368 and $2,320 in the three and nine months ended September 30, 2017, respectively. The increase in average fee per file reflects the favorable change in mix of closed orders from purchase and refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $3 million, or less than 1%, in the three months ended September 30, 2018 and decreased $10 million, or less than 1%, in the nine months ended September 30, 2018 as compared to the corresponding period in 2017.
Escrow, title-related and other fees increased by $3 million, or 1%, in the three months ended September 30, 2018 and increased by $50 million, or 3%, in the nine months ended September 30, 2018 from the corresponding periods in 2017. Escrow fees, which are more closely related to our direct operations, increased by $1 million, or less than 1%, in the three months ended September 30, 2018 and increased by $25 million, or 4%, in the nine months ended September 30, 2018 compared to the corresponding periods in 2017. The increase is consistent with the trend in title premiums from direct operations. Other fees in the Title segment, excluding escrow fees, increased $2 million, or less than 1%, in the three months ended September 30, 2018 and increased $25 million, or 2%, in the nine months ended September 30, 2018, from the corresponding periods in 2017. The increase in the nine-month period is primarily attributable to revenue growth associated with our home warranty businesses, increased subservicing revenue at ServiceLink and acquisitions, partially offset by decreases in revenue at FNF Canada and at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $14 million in the three months ended September 30, 2018 and increased $35 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The increase is primarily driven by increased interest rates earned in our tax-deferred property exchange business, interest earned on short-term investments, and increased interest on our fixed maturity holdings and other long-term investments, partially offset by a decrease in our fixed maturity holdings period over period.
Realized gains and losses, net increased $40 million in the three months ended September 30, 2018 and increased $19 million in the nine months ended September 30, 2018 from the comparable periods in 2017. The increase is primarily attributable to the inclusion of non-cash valuation gains on our equity security holdings in the 2018 periods associated with the adoption of ASU 2016-01 on January 1, 2018. The increase in the nine months ended September 30, 2018 from the comparable 2017 period was partially offset by the inclusion of gains of $8 million on sales of other long term investments in the 2017 period.

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $19 million, or 3%, in the three months ended September 30, 2018 and increased $83 million, or 5%, in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The increase in the 2018 period is primarily attributable to higher commissions and bonuses and to increased salaries. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 55% and 54% for the three-month periods ended September 30, 2018 and 2017, respectively, and 55% and 54% for the nine-month periods ended September 30, 2018 and 2017, respectively. Average employee count in the Title segment was 23,511 and 23,671 in the three-month periods ended September 30, 2018 and 2017, respectively, and 23,289 and 23,129 in the nine-month periods ended September 30, 2018 and 2017, respectively.
Other operating expenses increased by $17 million, or 5% in the three months ended September 30, 2018 and increased by $20 million, or 2%, in the nine months ended September 30, 2018, from the corresponding periods in 2017. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses increased 1% in the three months ended September 30, 2018 and remained flat in the nine months ended September 30, 2018 compared to the comparable periods in 2017. The increase as a percentage of revenue in the three-month period was primarily attributable to a state sales tax contingency recorded in the 2018 period.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2017:

	Three months ended September 30,				Nine months ended September 30,
	2018	%	2017	%	2018	%	2017	%
	(Dollars in millions)
Agent premiums	722	100%	719	100%	$2,018	100%	$2,028	100%
Agent commissions	554	77%	553	77%	1,546	77%	1,557	77%
Net retained agent premiums	$168	23%	$166	23%	$472	23%	$471	23%
The claim loss provision for title insurance was $58 million and $64 million for the three-month periods ended September 30, 2018 and 2017, respectively, and reflects an average provision rate of 4.5% and 5.0% of title premiums, respectively. The claim loss provision for title insurance was $165 million and $181 million for the nine-month periods ended September 30, 2018 and 2017, respectively, and reflects an average provision rate of 4.5% and 5.0% of title premiums, respectively. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
On September 24, 2018, we closed on the Pacific Union Sale. Refer to Note A. Basis of Financial Statements included in Item 1 of Part 1 of this Quarterly Report for further information. The results of operations of Pacific Union are included through the date of sale.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues:
Escrow, title-related and other fees	$125	$115	$388	$335
Interest and investment income	2	—	3	—
Realized gains and losses, net	10	(1)	10	(6)
Total revenues	137	114	401	329
Expenses:
Personnel costs	30	22	88	67
Other operating expenses	112	96	344	270
Depreciation and amortization	8	6	22	16
Interest expense	9	10	31	39
Total expenses	159	134	485	392
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(22)	$(20)	$(84)	$(63)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our real estate brokerage and technology subsidiaries offset by the elimination of certain revenues between segments. See Note J. Revenue Recognition included in Item 1 of Part 1 of this Quarterly Report for further discussion and disaggregation of our revenue.
Total revenues in the Corporate and Other segment increased $23 million, or 20%, in the three-month period ended September 30, 2018 and increased $72 million, or 22%, in the nine-month period ended September 30, 2018, from the comparative periods in 2017. The increase is partially attributable to growth and acquisitions in our real estate technology businesses resulting in increased revenue of $8 million and $28 million in the three- and nine-month periods ended September 30, 2018 respectively, from the comparable 2017 periods. The segment includes revenues of $81 million and $84 million in the three-month periods ended September 30, 2018 and 2017, respectively, and $264 million and $243 million in the nine month periods ended September 30, 2018 and 2017, respectively, for Pacific Union and its subsidiaries.
Realized gains and losses, net increased $11 million in the three months ended September 30, 2018 and increased $16 million in the nine months ended September 30, 2018 from the comparable periods in 2017. The increase was primarily attributable to the gain on the Pacific Union Sale.
Personnel costs in the Corporate and Other segment increased $8 million, or 36%, in the three-month period ended September 30, 2018 and increased $21 million, or 31%, in the nine-month period ended September 30, 2018, from the corresponding periods in 2017. The increase is primarily attributable to increased costs resulting from acquisitions of real estate technology subsidiaries.
Other operating expenses in the Corporate and Other segment increased $16 million, or 17%, in the three-month period ended September 30, 2018 and increased $74 million, or 27%, in the nine-month period ended September 30, 2018, from the corresponding periods in 2017. The increase is primarily attributable to increased costs associated with acquisitions, transaction costs associated with the Pacific Union Sale, and to the inclusion of $11 million and $33 million of expense eliminations (reduction to expense) in the three and nine months ended September 30, 2017, respectively, related to eliminations of transactions with Black Knight.
Discontinued Operations
As a result of the FNFV Split-Off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $18 million and $165 million in the three and nine months ended September 30, 2017. Refer to Note K. Discontinued Operations to our Condensed Consolidated Financial

Statements in Item 1 of Part I of this Quarterly Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.30 per share in the third quarter of 2018, or approximately $82 million to our FNF common shareholders. On October 24, 2018, our Board of Directors declared cash dividends of $0.30 per share, payable on December 28, 2018, to FNF common shareholders of record as of December 14, 2018. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2017, $1,700 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2018 of approximately $89 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2018 and 2017 totaled $671 million and $563 million, respectively. The increase of $108 million is primarily attributable to decreased payments for income taxes in the current period of $160 million, increased pre-tax earnings of $45 million and the payment of legal settlements of $65 million in the 2017 period, partially offset by $115 million of cash flow from operating activities attributable to discontinued operations in the 2017 period. The remaining variance is attributable to timing of receipt and payment of receivables and payables.
Investing Cash Flows. Our cash (used in) provided by investing activities for the nine months ended September 30, 2018 and 2017 were $(42) million and $178 million, respectively. The 2017 period included $63 million of cash provided by investing activities of discontinued operations. The decrease in cash provided by (increase in cash used in) investing activities of $220 million in the 2018 period compared to the 2017 period is primarily attributable to a $253 million decrease in net inflows from the sales of, and distributions from, equity and fixed income investments, net of purchases and additional investments in unconsolidated investees in the 2018 period and proceeds from FNFV's sale of its subsidiary for $325 million in the 2017 period, partially offset by increased proceeds from the sale of property and equipment of $19 million, lower cash paid for acquisitions of $200 million and decreased capital expenditures of $76 million in the 2018 period compared to the corresponding period in 2017.

Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $56 million and $132 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The decrease is primarily attributable to the inclusion of capital expenditures at Black Knight and FNFV in the 2017 period.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2018 and 2017 were $317 million and $832 million, respectively. The decrease in cash used in financing activities of $515 million from the 2018 period to the 2017 period is primarily attributable to decreased net debt service payments, net of borrowings, of $465 million, and decreased equity repurchases of both FNF and Black Knight stock of $69 million, partially offset by a decrease in the change in secured trust deposits of $58 million and an increase in dividends paid of $42 million.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2017.
Capital Stock Transactions. On July 20, 2015, our Board of Directors approved a three-year stock repurchase program (the "2015 Repurchase Program") under which we could purchase up to 25 million shares of our FNF common stock through July 31, 2018. On July 17, 2018, our Board of Directors terminated the 2015 Repurchase Program effective as of July 31, 2018 and approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. Since the original commencement of the 2015 Repurchase Program through market close on July 31, 2018, we repurchased a total of 10,589,000 FNF common shares for $372 million, or an average of $35.10 per share. We have not made any repurchases under these programs in the three or nine months ended September 30, 2018 or in the subsequent period ended October 25, 2018.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 19, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). The closing of the Stewart Merger is subject to certain closing conditions, federal and state regulatory approvals and the satisfaction of other customary closing conditions. Closing of the Stewart Merger is expected in the first or second quarter of 2019. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we are required to pay a reverse break-up fee of $50 million to Stewart. If the Stewart Merger is completed, we may face challenges in integrating Stewart. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully, and the process of integrating this acquisition may disrupt our business and divert our resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits
     (a) Exhibits:

2.1
Agreement and Plan of Merger, dated as of March 18, 2018, by and among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp., and S Holdco LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2018)

3.1
Fifth Amended and Restated Certificate of Incorporation of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2018)

4.1
Fourth Supplemental Indenture, dated August 13, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

4.2	4.50% Senior Note due 2028 of the Registrant (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

4.3
Registration Rights Agreement, dated August 13, 2018, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of itself and the Initial Purchasers (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter and nine-months ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 26, 2018	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)